Form 10-Q
period 2016-06-30
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2016-07-29
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

_______________________________________________________
The number of shares of Apartment Investment and Management Company
Class A Common Stock outstanding as of July 28, 2016: 156,613,451
The number of Partnership Common Units outstanding as of July 28, 2016: 164,409,759

EXPLANATORY NOTE
This filing combines the reports on Form 10-Q for the quarterly period ended June 30, 2016, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean, collectively, Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of June 30, 2016, owned a 95.3% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 4.7% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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
To help investors understand the differences between Aimco and the Aimco Operating Partnership, this report provides: separate consolidated financial statements for Aimco and the Aimco Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of each entity’s stockholders’ equity or partners’ capital, as applicable; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity.
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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Buildings and improvements	$6,283,998	$6,446,326
Land	1,847,582	1,861,157
Total real estate	8,131,580	8,307,483
Accumulated depreciation	(2,657,290)	(2,778,022)
Net real estate	5,474,290	5,529,461
Cash and cash equivalents	55,225	50,789
Restricted cash	375,092	86,956
Other assets	360,669	448,405
Assets held for sale	8,952	3,070
Total assets	$6,274,228	$6,118,681

LIABILITIES AND EQUITY
Non-recourse property debt, net	$3,795,098	$3,822,141
Revolving credit facility borrowings	160,540	27,000
Total indebtedness	3,955,638	3,849,141
Accounts payable	43,414	36,123
Accrued liabilities and other	206,104	317,481
Deferred income	57,819	64,052
Liabilities related to assets held for sale	6,214	53
Total liabilities	4,269,189	4,266,850
Preferred noncontrolling interests in Aimco Operating Partnership	86,198	87,926
Commitments and contingencies (Note 5)
Equity:
Perpetual Preferred Stock	159,126	159,126
Common Stock, $0.01 par value, 500,787,260 shares authorized, 156,613,451 and 156,326,416 shares issued/outstanding at June 30, 2016 and December 31, 2015, respectively	1,566	1,563
Additional paid-in capital	4,066,476	4,064,659
Accumulated other comprehensive loss	(710)	(6,040)
Distributions in excess of earnings	(2,455,302)	(2,596,917)
Total Aimco equity	1,771,156	1,622,391
Noncontrolling interests in consolidated real estate partnerships	150,257	151,365
Common noncontrolling interests in Aimco Operating Partnership	(2,572)	(9,851)
Total equity	1,918,841	1,763,905
Total liabilities and equity	$6,274,228	$6,118,681

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES
Rental and other property revenues	$242,871	$238,637	$484,352	$476,926
Tax credit and asset management revenues	8,347	6,146	13,105	12,122
Total revenues	251,218	244,783	497,457	489,048

OPERATING EXPENSES
Property operating expenses	88,305	87,930	176,702	183,422
Investment management expenses	1,017	1,086	1,992	2,689
Depreciation and amortization	80,680	75,150	160,508	149,582
General and administrative expenses	11,254	12,062	23,189	22,714
Other expenses, net	5,526	2,912	7,096	3,931
Total operating expenses	186,782	179,140	369,487	362,338
Operating income	64,436	65,643	127,970	126,710
Interest income	1,843	1,705	3,678	3,430
Interest expense	(48,894)	(49,605)	(96,528)	(103,125)
Other, net	4,906	350	4,983	2,614
Income before income taxes and gain on dispositions	22,291	18,093	40,103	29,629
Income tax benefit	7,121	5,814	13,007	12,735
Income before gain on dispositions	29,412	23,907	53,110	42,364
Gain on dispositions of real estate, net of tax	216,541	44,781	222,728	130,474
Net income	245,953	68,688	275,838	172,838
Noncontrolling interests:
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(8,677)	(111)	(9,607)	(4,867)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,708)	(1,736)	(3,434)	(3,472)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(11,135)	(2,972)	(12,307)	(7,370)
Net income attributable to noncontrolling interests	(21,520)	(4,819)	(25,348)	(15,709)
Net income attributable to Aimco	224,433	63,869	250,490	157,129
Net income attributable to Aimco preferred stockholders	(2,758)	(2,758)	(5,515)	(6,280)
Net income attributable to participating securities	(293)	(307)	(370)	(701)
Net income attributable to Aimco common stockholders	$221,382	$60,804	$244,605	$150,148

Net income attributable to Aimco per common share – basic (Note 7)	$1.42	$0.39	$1.57	$0.97
Net income attributable to Aimco per common share – diluted (Note 7)	$1.41	$0.39	$1.57	$0.97
Dividends declared per common share	$0.33	$0.30	$0.66	$0.58

Weighted average common shares outstanding – basic	156,375	155,524	155,876	154,672
Weighted average common shares outstanding – diluted	156,793	155,954	156,248	155,115

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$245,953	$68,688	$275,838	$172,838
Other comprehensive (loss) income:
Unrealized (losses) gains on interest rate swaps	(411)	161	(1,085)	(625)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	398	419	818	842
Unrealized (losses) gains on investments in debt securities classified as available-for-sale	(232)	(945)	5,951	(1,162)
Other comprehensive (loss) income	(245)	(365)	5,684	(945)
Comprehensive income	245,708	68,323	281,522	171,893
Comprehensive income attributable to noncontrolling interests	(21,554)	(4,846)	(25,702)	(15,709)
Comprehensive income attributable to Aimco	$224,154	$63,477	$255,820	$156,184

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$275,838	$172,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160,508	149,582
Gain on dispositions of real estate, net of tax	(222,728)	(130,474)
Other adjustments	(10,380)	(11,252)
Net changes in operating assets and operating liabilities	(26,473)	(23,390)
Net cash provided by operating activities	176,765	157,304
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(6,119)	(141,264)
Capital expenditures	(166,030)	(173,075)
Proceeds from dispositions of real estate	298,691	227,911
Purchases of corporate assets	(4,425)	(3,352)
Change in restricted cash	(286,841)	2,692
Other investing activities	10,013	3,240
Net cash used in investing activities	(154,711)	(83,848)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	38,261	197,646
Principal repayments on non-recourse property debt	(59,267)	(390,234)
Net borrowings (repayments) on revolving credit facility	133,540	(64,810)
Proceeds from issuance of Common Stock	—	366,580
Redemption of Preferred Stock	—	(27,000)
Payment of dividends to holders of Preferred Stock	(5,515)	(5,585)
Payment of dividends to holders of Common Stock	(103,050)	(90,473)
Payment of distributions to noncontrolling interests	(11,898)	(39,286)
Other financing activities	(9,689)	(2,430)
Net cash used in financing activities	(17,618)	(55,592)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,436	17,864
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,789	28,971
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,225	$46,835

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Buildings and improvements	$6,283,998	$6,446,326
Land	1,847,582	1,861,157
Total real estate	8,131,580	8,307,483
Accumulated depreciation	(2,657,290)	(2,778,022)
Net real estate	5,474,290	5,529,461
Cash and cash equivalents	55,225	50,789
Restricted cash	375,092	86,956
Other assets	360,669	448,405
Assets held for sale	8,952	3,070
Total assets	$6,274,228	$6,118,681

LIABILITIES AND EQUITY
Non-recourse property debt, net	$3,795,098	$3,822,141
Revolving credit facility borrowings	160,540	27,000
Total indebtedness	3,955,638	3,849,141
Accounts payable	43,414	36,123
Accrued liabilities and other	206,104	317,481
Deferred income	57,819	64,052
Liabilities related to assets held for sale	6,214	53
Total liabilities	4,269,189	4,266,850
Redeemable preferred units	86,198	87,926
Commitments and contingencies (Note 5)
Partners’ Capital:
Preferred units	159,126	159,126
General Partner and Special Limited Partner	1,612,030	1,463,265
Limited Partners	(2,572)	(9,851)
Partners’ capital attributable to the Aimco Operating Partnership	1,768,584	1,612,540
Noncontrolling interests in consolidated real estate partnerships	150,257	151,365
Total partners’ capital	1,918,841	1,763,905
Total liabilities and partners’ capital	$6,274,228	$6,118,681

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES
Rental and other property revenues	$242,871	$238,637	$484,352	$476,926
Tax credit and asset management revenues	8,347	6,146	13,105	12,122
Total revenues	251,218	244,783	497,457	489,048

OPERATING EXPENSES
Property operating expenses	88,305	87,930	176,702	183,422
Investment management expenses	1,017	1,086	1,992	2,689
Depreciation and amortization	80,680	75,150	160,508	149,582
General and administrative expenses	11,254	12,062	23,189	22,714
Other expenses, net	5,526	2,912	7,096	3,931
Total operating expenses	186,782	179,140	369,487	362,338
Operating income	64,436	65,643	127,970	126,710
Interest income	1,843	1,705	3,678	3,430
Interest expense	(48,894)	(49,605)	(96,528)	(103,125)
Other, net	4,906	350	4,983	2,614
Income before income taxes and gain on dispositions	22,291	18,093	40,103	29,629
Income tax benefit	7,121	5,814	13,007	12,735
Income before gain on dispositions	29,412	23,907	53,110	42,364
Gain on dispositions of real estate, net of tax	216,541	44,781	222,728	130,474
Net income	245,953	68,688	275,838	172,838
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(8,677)	(111)	(9,607)	(4,867)
Net income attributable to the Aimco Operating Partnership	237,276	68,577	266,231	167,971
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(4,466)	(4,494)	(8,949)	(9,752)
Net income attributable to participating securities	(293)	(307)	(370)	(701)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$232,517	$63,776	$256,912	$157,518

Net income attributable to the Aimco Operating Partnership per common unit – basic (Note 7)	$1.42	$0.39	$1.57	$0.97
Net income attributable to the Aimco Operating Partnership per common unit – diluted (Note 7)	$1.41	$0.39	$1.57	$0.97
Distributions declared per common unit	$0.33	$0.30	$0.66	$0.58

Weighted average common units outstanding – basic	164,188	163,149	163,707	162,304
Weighted average common units outstanding – diluted	164,606	163,579	164,079	162,747

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$245,953	$68,688	$275,838	$172,838
Other comprehensive (loss) income:
Unrealized (losses) gains on interest rate swaps	(411)	161	(1,085)	(625)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	398	419	818	842
Unrealized (losses) gains on investments in debt securities classified as available-for-sale	(232)	(945)	5,951	(1,162)
Other comprehensive (loss) income	(245)	(365)	5,684	(945)
Comprehensive income	245,708	68,323	281,522	171,893
Comprehensive income attributable to noncontrolling interests	(8,725)	(157)	(9,694)	(4,913)
Comprehensive income attributable to the Aimco Operating Partnership	$236,983	$68,166	$271,828	$166,980

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$275,838	$172,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160,508	149,582
Gain on dispositions of real estate, net of tax	(222,728)	(130,474)
Other adjustments	(10,380)	(11,252)
Net changes in operating assets and operating liabilities	(26,473)	(23,390)
Net cash provided by operating activities	176,765	157,304
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(6,119)	(141,264)
Capital expenditures	(166,030)	(173,075)
Proceeds from dispositions of real estate	298,691	227,911
Purchases of corporate assets	(4,425)	(3,352)
Change in restricted cash	(286,841)	2,692
Other investing activities	10,013	3,240
Net cash used in investing activities	(154,711)	(83,848)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	38,261	197,646
Principal repayments on non-recourse property debt	(59,267)	(390,234)
Net borrowings (repayments) on revolving credit facility	133,540	(64,810)
Proceeds from issuance of common partnership units to Aimco	—	366,580
Redemption of Preferred Units from Aimco	—	(27,000)
Payment of distributions to holders of Preferred Units	(8,949)	(9,057)
Payment of distributions to General Partner and Special Limited Partner	(103,050)	(90,473)
Payment of distributions to Limited Partners	(5,169)	(4,425)
Payment of distributions to noncontrolling interests	(3,295)	(31,389)
Other financing activities	(9,689)	(2,430)
Net cash used in financing activities	(17,618)	(55,592)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,436	17,864
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,789	28,971
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,225	$46,835

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
Aimco, and through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common OP Unit equivalents. At June 30, 2016, after eliminations for units held by consolidated entities, the Aimco Operating Partnership had 164,411,757 common partnership units and equivalents outstanding. At June 30, 2016, Aimco owned 156,613,451 of the common partnership units (95.3% of the common partnership units and equivalents) of the Aimco Operating Partnership and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of June 30, 2016, we owned an equity interest in 137 conventional apartment communities with 38,841 apartment homes and 56 affordable apartment communities with 8,685 apartment homes. Of these, we consolidated 133 conventional apartment communities with 38,699 apartment homes and 49 affordable apartment communities with 7,998 apartment homes. Conventional and affordable apartment communities generated 90% and 10%, respectively, of the proportionate property net operating income (as defined in Note 8 and excluding amounts related to apartment communities sold or classified as held for sale) during the six months ended June 30, 2016.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
Temporary Equity and Partners’ Capital
The following table presents a reconciliation of the Aimco Operating Partnership’s Preferred OP Units from December 31, 2015 to June 30, 2016. These amounts are presented within temporary equity in Aimco’s condensed consolidated balance sheets as preferred noncontrolling interests in the Aimco Operating Partnership, and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets as redeemable preferred units (in thousands).

Balance, December 31, 2015	$87,926
Distributions to preferred unitholders	(3,434)
Redemption of preferred units and other	(1,728)
Net income	3,434
Balance, June 30, 2016	$86,198
Aimco Equity (including Noncontrolling Interests)
The following table presents a reconciliation of Aimco’s consolidated permanent equity accounts from December 31, 2015 to June 30, 2016 (in thousands):

	Aimco Equity	Noncontrolling interests in consolidated real estate partnerships	Common noncontrolling interests in Aimco Operating Partnership	Total Equity
Balance, December 31, 2015	$1,622,391	$151,365	$(9,851)	$1,763,905
Preferred stock dividends	(5,515)	—	—	(5,515)
Common dividends and distributions	(103,359)	(10,802)	(5,169)	(119,330)
Redemptions of common OP Units	—	—	(2,252)	(2,252)
Amortization of stock-based compensation cost	4,915	—	—	4,915
Stock option exercises	339	—	—	339
Effect of changes in ownership for consolidated entities	(4,232)	—	2,232	(2,000)
Change in accumulated other comprehensive loss	5,330	87	267	5,684
Other	797	—	(106)	691
Net income	250,490	9,607	12,307	272,404
Balance, June 30, 2016	$1,771,156	$150,257	$(2,572)	$1,918,841

Partners’ Capital attributable to the Aimco Operating Partnership
The following table presents a reconciliation of the consolidated partners’ capital balances in permanent capital that are attributable to the Aimco Operating Partnership from December 31, 2015 to June 30, 2016 (in thousands):

Partners’ capital attributable to the Aimco Operating Partnership
Balance, December 31, 2015	$1,612,540
Distributions to preferred units held by Aimco	(5,515)
Distributions to common units held by Aimco	(103,359)
Distributions to common units held by Limited Partners	(5,169)
Redemption of common OP Units	(2,252)
Amortization of Aimco stock-based compensation cost	4,915
Common OP Units issued to Aimco in connection with Aimco stock option exercises	339
Effect of changes in ownership for consolidated entities	(2,000)
Change in accumulated other comprehensive loss	5,597
Other	691
Net income	262,797
Balance, June 30, 2016	$1,768,584
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
Accounting Pronouncements Adopted in the Current Year
During 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Updates, or ASUs, 2015-03 and 2015-15, which revised the presentation of debt issuance costs on the balance sheet. Under ASUs 2015-03 and 2015-15, entities generally present debt issuance costs associated with long term debt in their balance sheet as a direct deduction from the related debt liability, and debt issuance costs related to line-of-credit arrangements may continue to be deferred and presented as assets. Amortization of the deferred costs will continue to be included in interest expense. We have adopted the guidance in ASUs 2015-03 and 2015-15 effective as of January 1, 2016. We have elected to continue to reflect deferred issuance costs associated with our revolving credit facility as an asset, which is included in other assets on our condensed consolidated balance sheets. We have retrospectively applied the guidance to debt issuance costs associated with our non-recourse property debt to all prior periods, which resulted in the reclassification of $24.0 million from other assets to non-recourse property debt on our condensed consolidated balance sheet at December 31, 2015.

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
Recent Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Updated 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), or ASU 2016-09, which is intended to simplify the accounting for share-based compensation. Under current practice, tax benefits in excess of compensation cost, or windfalls, are recorded in equity and tax deficiencies, are recorded in equity up to the amount of previous windfalls and then recognized in earnings. Under ASU 2016-09 all of the tax effects related to share-based compensation will be recognized through earnings. This change is required to be applied prospectively to all windfalls and tax deficiencies resulting from settlements that occur after the date of adoption. ASU 2016-09 also removes the requirement to delay recognition of a windfall until it reduces current taxes payable. Under the new standard, the windfall will be recorded when it arises. This change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings. ASU 2016-09 is effective for public entities for reporting periods beginning after December 15, 2016, and interim periods within that reporting period. We have completed our preliminary assessment of the effect ASU 2016-09 will have on our consolidated financial statements and do not anticipate recording a material cumulative effect adjustment upon adoption. Under ASU 2016-09, commencing in 2017, we may experience incremental volatility in income tax benefit or expense resulting from the recognition in earnings of windfall benefits or deficiencies upon the exercise of stock options and vesting of restricted shares.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), or ASU 2016-02, its standard on lease accounting. Under ASU 2016-02, lessor accounting will be substantially similar to the current model, but aligned with certain changes to the lessee model and Accounting Standards Update 2014-09, Revenue from Contracts with Customers. Lessors will continue to classify leases as operating, direct financing, or sales-type. Lessees will be required to recognize a right-of-use asset and a lease liability for virtually all leases, with such leases classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) and finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting.

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

Note 3 — Disposals and Other Significant Transactions
Summarized information regarding apartment communities sold during the three and six months ended June 30, 2016 and 2015, is set forth in the table below (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Apartment communities sold	2	2	3	8
Apartment homes sold	1,547	1,791	1,643	2,891
(Loss) income before income taxes and gain on disposition	$(93)	$340	$773	$1,740
Gain on disposition of real estate, net of tax (1)	216,541	44,781	222,728	130,474
Income tax (expense) benefit related to gain on disposition of real estate	(2,266)	166	(2,461)	176
Prepayment penalties incurred upon repayment of debt collateralized by apartment communities sold (1)	—	7,633	—	19,768
Mark-to-market adjustment included in prepayment penalties	—	5,873	—	13,579
Non-recourse property debt assumed by purchasers	—	6,068	—	6,068

(1)
We report gains on disposition net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property debt collateralized by the apartment communities being sold.

At June 30, 2016, $289.4 million of proceeds from the sale of apartment communities during the three months ended June 30, 2016, are included in restricted cash as they are held by an intermediary for reinvestment through a tax free exchange.
During the year ended December 31, 2015, we sold 11 apartment communities with 3,855 apartment homes, inclusive of the communities sold during the three and six months ended June 30, 2015 detailed in the table above. The apartment communities sold during 2015 generated $0.6 million and $2.4 million of income before income taxes and gain on disposition during the three and six months ended June 30, 2015, respectively.
In addition to the apartment communities we sold, we are currently marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such apartment communities meet the criteria to be classified as held for sale. As of June 30, 2016, we had one affordable apartment community with 296 apartment homes classified as held for sale.

Asset Management Business Disposition
In 2012, we sold the Napico portfolio, our legacy asset management business. The transaction was primarily seller-financed, and the associated notes were scheduled to be repaid from the operation and liquidation of the Napico portfolio and were collateralized by the buyer’s interests in the portfolio. In January 2016, we received final payment on the first of the two seller-financed notes. In June 2016, the buyer prepaid the second seller-financed note as well as an agreed upon final payment representing future contingent consideration that may have been due under the terms of the sale. The June 2016 payment represents the final amounts that the buyer owed to us; however, we have continuing involvement in two of the communities within the Napico portfolio in the form of legal interest in the properties and pre-existing guarantees related to property level debt.
In accordance with the provisions of GAAP applicable to sales of real estate or interests therein, we derecognized the net assets and liabilities of the Napico portfolio, with the exception of the amounts related to the final two communities, in June 2016, upon receipt of the final payment.The derecognition resulted in our reduction of other assets and accrued liabilities and other by $105.4 million and $111.6 million, respectively, and our recognition of a gain of $5.0 million, which is recorded in other, net on our condensed consolidated statements of operations. We also wrote off a deficit balance in noncontrolling interest in consolidated real estate partnerships associated with the Napico portfolio of $7.8 million, which is recorded in net income attributable to noncontrolling interests in consolidated real estate partnerships for the three and six months ended June 30, 2016.
We will continue to account for the final two communities under the profit sharing method until we have been released from the guarantees and our legal interests have been transfered to the buyer. Accordingly, we will defer profit recognition associated with these communities, and will continue to recognize their assets and liabilities, each condensed into single line items within other assets and accrued liabilities and other, respectively, and related deficit balance in noncontrolling interests in consolidated real estate partnerships in our consolidated balance sheets. Such amounts were $35.9 million, $42.0 million and $0.2 million, respectively, as of June 30, 2016.
Note 4 — Fair Value Measurements
Recurring Fair Value Measurements
We measure at fair value on a recurring basis our investment in the securitization trust that holds certain of our property debt, which we classify as available for sale, or AFS, securities, and our interest rate swaps, both of which are classified within Level 2 of the GAAP fair value hierarchy.
Our investments classified as AFS are presented within other assets in the accompanying consolidated balance sheets. We hold several positions in the securitization trust that pay interest currently, and we also hold the first loss position in the securitization trust, which accrues interest over the term of the investment. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining expected term of the investments, which, as of June 30, 2016, was approximately 4.9 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $70.1 million and $67.8 million at June 30, 2016 and December 31, 2015, respectively. We estimated the fair value of these investments to be $73.7 million and $65.5 million at June 30, 2016 and December 31, 2015, respectively.
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

The following table sets forth a summary of the changes in fair value in our interest rate swaps (in thousands):

	Six Months Ended June 30,
	2016	2015
Beginning balance	$(4,938)	$(5,273)
Unrealized losses included in interest expense	(22)	(24)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	818	842
Unrealized losses included in equity and partners’ capital	(1,085)	(625)
Ending balance	$(5,227)	$(5,080)
As of June 30, 2016 and December 31, 2015, our interest rate swaps had aggregate notional amounts of $49.8 million and $49.9 million, respectively. As of June 30, 2016, these swaps had a weighted average remaining term of 4.5 years. We have designated these interest rate swaps as cash flow hedges. The fair value of these swaps is presented within accrued liabilities and other in our condensed consolidated balance sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity and partners’ capital to the extent of their effectiveness.
If the forward rates at June 30, 2016 remain constant, we estimate that during the next 12 months, we would reclassify approximately $1.5 million of the unrealized losses in accumulated other comprehensive loss into earnings. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.
Fair Value Disclosures
We believe that the aggregate fair value of our cash and cash equivalents, receivables and payables approximates their aggregate carrying amounts at June 30, 2016 and December 31, 2015, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of our consolidated total indebtedness was approximately $4.2 billion and $4.0 billion at June 30, 2016 and December 31, 2015, respectively, as compared to aggregate carrying amounts of $4.0 billion and $3.8 billion, respectively. Substantially all of the difference between the fair value and the carrying value of our consolidated indebtedness relates to loans secured by apartment communities that we wholly own. We estimate the fair value of our consolidated debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered assets within our portfolio. We classify the fair value of our consolidated debt within Level 3 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.
Note 5 — Commitments and Contingencies
Commitments
In connection with our redevelopment, development and capital improvement activities, we have entered into various construction-related contracts and we have made commitments to complete certain projects, pursuant to financing or other arrangements. As of June 30, 2016, our commitments related to these capital activities totaled approximately $68.1 million, most of which we expect to incur during the next 12 months. In addition, for our approved redevelopment projects, we have estimated capital spending of approximately $46.6 million that was not committed pursuant to construction-related contracts or financing or other arrangements discussed above, but which we expect to incur.
We have agreed to acquire a 463-home apartment community currently under construction in Northern California for $320.0 million, for which we have provided a nonrefundable deposit of $25.0 million.  The acquisition is expected to close upon completion of construction in the third quarter of 2016.
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
Income Taxes
In 2014, the Internal Revenue Service initiated an audit of the Aimco Operating Partnership’s 2011 and 2012 tax years.  We do not believe the audit will have any material effect on our unrecognized tax benefits, financial condition or results of operations.
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
We are engaged in discussions with the Environmental Protection Agency, or EPA, and the Indiana Department of Environmental Management, or IDEM, regarding contaminated groundwater in a residential area in the vicinity of an Indiana apartment community that has not been owned by us since 2008.  The contamination allegedly derives from a dry cleaner that operated on our former property, prior to our ownership. We have undertaken a voluntary remediation of the dry cleaner contamination under IDEM’s oversight.  However, EPA is now proposing to list our former community and a number of residential communities in the vicinity on the National Priorities List, or NPL, (i.e. as a Superfund site), and IDEM has formally sought to terminate us from the voluntary remediation program.  We have filed formal comments with EPA opposing the proposed NPL listing and appealed IDEM’s decision to terminate us from the voluntary remediation program. Were the site to be listed on the NPL, EPA could secure additional funding to further investigate and clean-up the residential area and could then seek to recoup its costs from responsible parties.  Although the outcome of these processes are uncertain, we do not expect their resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We also have been contacted by regulators and the current owner of a property in Lake Tahoe regarding environmental issues allegedly stemming from the historic operation of a dry cleaner.  An entity owned by us was the former general partner of a now-dissolved company that previously owned the dry cleaner site. That entity and the current property owner have been remediating the dry cleaner site since 2009, under the oversight of the Lahontan Regional Water Quality Control Board, or Lahontan. In June 2016, Lahontan informed us that it would be sending to us, the current property owner and a former operator of the dry cleaner a proposed cleanup and abatement order that proposes to reject technical and legal arguments we previously made to Lahontan, which if entered, would require all three parties to perform additional groundwater investigation and corrective actions with respect to onsite and offsite contamination. Based on the information learned to date, during the three months ended June 30, 2016, we accrued our share of the estimated cleanup and abatement costs. This accrual did not have a material effect on our consolidated results of operations. Although the outcome of this process is uncertain, we do not expect its resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of June 30, 2016, are immaterial to our consolidated financial condition, results of operations and cash flows.
Note 6 — Variable Interest Entities
As discussed in Note 2, effective January 1, 2016, we adopted the guidance in ASU 2015-02. As a result, the Aimco Operating Partnership and each of our less than wholly-owned real estate partnerships has been deemed to have the characteristics of a VIE. However, we were not required to consolidate any previously unconsolidated entities or deconsolidate any previously consolidated entities as a result of the change in classification. Accordingly, there has been no change to the recognized amounts in our condensed consolidated balance sheets and statements of operations or amounts reported in our condensed consolidated statements of cash flows. We have, however, retrospectively revised the disclosure of significant assets and liabilities of consolidated VIEs as of December 31, 2015 shown below, to include the assets and liabilities of all of the Aimco Operating Partnership’s consolidated real estate partnerships that are now designated as VIEs and did not meet the previous VIE definition. We determined that an additional 14 consolidated partnerships owning 18 apartment communities with 6,186 apartment homes are VIEs under the new standard. These VIEs had assets of $885.9 million and liabilities of $645.3 million as of December 31, 2015. Because the Aimco Operating Partnership is a VIE, all of our assets and liabilities are held through a VIE.
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

	June 30, 2016	December 31, 2015
VIEs with interests in conventional apartment communities	12	13
Conventional apartment communities held by VIEs	16	17
Apartment homes in conventional communities held by VIEs	5,993	6,089
VIEs with interests in affordable apartment communities	62	62
Affordable apartment communities held by VIEs	48	48
Apartment homes in affordable communities held by VIEs	7,556	7,556

Assets of the Aimco Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the Aimco Operating Partnership. Assets and liabilities of VIEs are summarized in the table below (in thousands):

	June 30, 2016	December 31, 2015
Assets
Net real estate	$1,173,203	$1,201,998
Cash and cash equivalents	32,723	28,118
Restricted cash	39,719	44,813
Assets held for sale	8,952	—
Liabilities
Non-recourse property debt	1,000,366	959,523
Accrued liabilities and other	30,883	28,846
Liabilities related to assets held for sale	6,214	—
In addition to the consolidated VIEs discussed above, at December 31, 2015, our consolidated financial statements included certain interests in consolidated and unconsolidated partnerships that were part of the legacy asset management business. As discussed in Note 3, the majority of these assets and liabilities were derecognized during the three months ended June 30, 2016.
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

Our common stock equivalents and common partnership unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. These equivalents also include unvested restricted stock awards that do not meet the definition of participating securities, which would result in the issuance of additional common shares and common partnership units equal to the number of shares that vest. The effect of these securities was dilutive for the three and six months ended June 30, 2016 and 2015, and accordingly has been included in the denominator for calculating diluted earnings per share and unit during these periods.
Certain of our restricted stock awards receive dividends similar to shares of Common Stock and common partnership units. These dividends are not forfeited in the event that the restricted stock does not vest. Therefore, the unvested restricted shares related to these awards are participating securities. The effect of participating securities is included in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings. At June 30, 2016 and 2015, there were 0.2 million shares and 0.8 million shares of unvested participating restricted shares, respectively.
Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at the Aimco Operating Partnership’s option, Common Stock, and are paid distributions varying from 1.9% to 8.8% per annum per unit. As of June 30, 2016, a total of 3.2 million preferred OP Units were outstanding with an aggregate redemption value of $86.2 million and were potentially redeemable for approximately 2.0 million shares of Common Stock (based on the period end market price), or cash at the Aimco Operating Partnership’s option. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations and we expect to exclude them in future periods.

Note 8 — Business Segments
We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartment communities with rents paid by the residents and included 133 apartment communities with 38,699 apartment homes at June 30, 2016. Our affordable real estate operations consisted of 46 apartment communities with 7,610 apartment homes at June 30, 2016, with rents that are generally paid, in whole or part, by a government agency.
Due to the diversity of our economic ownership interests in our apartment communities, our chief executive officer, who is our chief operating decision maker, uses proportionate property net operating income to assess the operating performance of our apartment communities. Proportionate property net operating income reflects our share of rental and other property revenues less direct property operating expenses, including real estate taxes, for the consolidated apartment communities that we own and manage. The following tables present the revenues, net operating income and income before gain on dispositions of our conventional and affordable real estate operations segments on a proportionate basis (excluding amounts related to apartment communities sold or classified as held for sale) for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended June 30, 2016
Rental and other property revenues	$202,896	$25,682	$7,337	$6,956	$242,871
Tax credit and asset management revenues	—	—	—	8,347	8,347
Total revenues	202,896	25,682	7,337	15,303	251,218
Property operating expenses	66,373	9,402	2,231	10,299	88,305
Investment management expenses	—	—	—	1,017	1,017
Depreciation and amortization	—	—	—	80,680	80,680
General and administrative expenses	—	—	—	11,254	11,254
Other expenses, net	—	—	—	5,526	5,526
Total operating expenses	66,373	9,402	2,231	108,776	186,782
Net operating income	136,523	16,280	5,106	(93,473)	64,436
Other items included in income before gain on dispositions (3)	—	—	—	(35,024)	(35,024)
Income before gain on dispositions	$136,523	$16,280	$5,106	$(128,497)	$29,412

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended June 30, 2015
Rental and other property revenues	$191,602	$23,389	$7,187	$16,459	$238,637
Tax credit and asset management revenues	—	—	—	6,146	6,146
Total revenues	191,602	23,389	7,187	22,605	244,783
Property operating expenses	61,863	8,862	2,230	14,975	87,930
Investment management expenses	—	—	—	1,086	1,086
Depreciation and amortization	—	—	—	75,150	75,150
General and administrative expenses	—	—	—	12,062	12,062
Other expenses, net	—	—	—	2,912	2,912
Total operating expenses	61,863	8,862	2,230	106,185	179,140
Net operating income	129,739	14,527	4,957	(83,580)	65,643
Other items included in income before gain on dispositions (3)	—	—	—	(41,736)	(41,736)
Income before gain on dispositions	$129,739	$14,527	$4,957	$(125,316)	$23,907

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Six Months Ended June 30, 2016
Rental and other property revenues	$403,851	$49,781	$14,831	$15,889	$484,352
Asset management and tax credit revenues	—	—	—	13,105	13,105
Total revenues	403,851	49,781	14,831	28,994	497,457
Property operating expenses	131,267	19,170	4,127	22,138	176,702
Investment management expenses	—	—	—	1,992	1,992
Depreciation and amortization	—	—	—	160,508	160,508
General and administrative expenses	—	—	—	23,189	23,189
Other expenses, net	—	—	—	7,096	7,096
Total operating expenses	131,267	19,170	4,127	214,923	369,487
Net operating income (loss)	272,584	30,611	10,704	(185,929)	127,970
Other items included in income before gain on dispositions (3)	—	—	—	(74,860)	(74,860)
Income (loss) from continuing operations	$272,584	$30,611	$10,704	$(260,789)	$53,110

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Six Months Ended June 30, 2015
Rental and other property revenues	$379,073	$46,836	$14,120	$36,897	$476,926
Asset management and tax credit revenues	—	—	—	12,122	12,122
Total revenues	379,073	46,836	14,120	49,019	489,048
Property operating expenses	125,348	18,784	4,594	34,696	183,422
Investment management expenses	—	—	—	2,689	2,689
Depreciation and amortization	—	—	—	149,582	149,582
General and administrative expenses	—	—	—	22,714	22,714
Other expenses, net	—	—	—	3,931	3,931
Total operating expenses	125,348	18,784	4,594	213,612	362,338
Net operating income (loss)	253,725	28,052	9,526	(164,593)	126,710
Other items included in income before gain on dispositions (3)	—	—	—	(84,346)	(84,346)
Income (loss) from continuing operations	$253,725	$28,052	$9,526	$(248,939)	$42,364

(1)
Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the results of our consolidated apartment communities, which are excluded from proportionate property net operating income but included in the related consolidated amounts.

(2)
Includes operating results for consolidated communities that we do not manage and operating results for apartment communities sold or classified as held for sale during 2016 or 2015. Corporate and Amounts Not Allocated to Segments also includes property management revenues (which are included in consolidated rental and other property revenues), property management expenses and casualty gains and losses (which are included in consolidated property operating expenses) and depreciation and amortization, which are not part of our segment performance.

(3)	Other items included in income before gain on dispositions primarily consist of interest expense and income tax benefit.
For the six months ended June 30, 2016 and 2015, capital additions related to our conventional segment totaled $162.5 million and $153.4 million, respectively, and capital additions related to our affordable segment totaled $4.3 million and $4.4 million, respectively.

The assets of our reportable segments on a proportionate basis, together with the proportionate adjustments to reconcile these amounts to the consolidated assets of our segments, and the consolidated assets not allocated to our segments are as follows (in thousands):

	June 30, 2016	December 31, 2015
Conventional	$5,075,572	$5,033,832
Affordable	400,372	409,165
Proportionate adjustments (1)	169,399	174,518
Corporate and other assets (2)	628,885	501,166
Total consolidated assets	$6,274,228	$6,118,681

(1)
Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the assets of our consolidated apartment communities that we manage, which are excluded from our measurement of segment financial condition.

(2)
Our basis for assessing segment performance excludes the results of consolidated apartment communities that we do not manage and apartment communities sold or classified as held for sale. Accordingly, assets related to consolidated apartment communities that we do not manage and that were sold or classified as held for sale during 2016 are included within Corporate and other assets for comparative periods presented.

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
Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location and quality of competitive new housing supply; financing risks, including the availability and cost of capital markets’ financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that our earnings may not be sufficient to maintain compliance with debt covenants; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; the timing of acquisitions, dispositions, redevelopments and developments; insurance risk, including the cost of insurance; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; energy costs; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership.
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
Property Operations
We own and operate a diversified portfolio of conventional apartment communities. At June 30, 2016, our conventional portfolio included 137 apartment communities with 38,841 apartment homes in which we held an average ownership of approximately 98%. We also operate a portfolio of affordable apartment communities, which consists of apartments with rents that are generally paid, in whole or part, by a government agency. At June 30, 2016, our affordable portfolio consisted of 56 apartment communities with 8,685 apartment homes. We have 95% average economic interest in the results of operations of the affordable portfolio; however, pursuant to the related partnership agreements, we may be entitled to a lesser percentage of the proceeds from sale of the apartment communities. Our conventional and affordable portfolios comprise our reportable segments and generated 90% and 10%, respectively, of our proportionate property net operating income (defined below under the Results of Operations – Real Estate Operations heading) during the six months ended June 30, 2016.
Our property operations team delivered solid results for the three months ended June 30, 2016.  Highlights for the quarter include:

•	Conventional Same Store net operating income increased by 4.1%, consisting of revenue and expense growth of 4.2% and 4.6% respectively;

•
Increases on renewals and new leases averaged 6.2% and 4.4%, respectively, for the three months ended June 30, 2016, for a weighted average increase of 5.3% for our conventional same store portfolio; and

•	For the three months ended June 30, 2016, our Conventional portfolio provided 67% net operating income margins and 62% free cash flow margins.
Net operating income margin, free cash flow and free cash flow margin are defined under the Non-GAAP Performance and Liquidity Measures heading below.
Redevelopment and Development
We invest in the redevelopment of certain apartment communities in superior locations and have undertaken a range of redevelopment projects: including those in which buildings or exteriors are renovated without the need to vacate apartment homes; those in which significant renovation of apartment homes may be accomplished upon lease expiration and turnover; and those in which an entire building or community is wholly vacated. We execute certain of our redevelopment projects using a phased approach, in which we renovate portions of an apartment community in stages, which allows additional flexibility in the timing and amount of project costs and the ability to tailor our product offerings to customer response and rent achievement. In addition, we undertake ground-up development, either directly in connection with the redevelopment of an existing apartment community or, on a more limited basis, at a new location with a third party development partner with expertise in the local market.
During the six months ended June 30, 2016, we invested $74.1 million in redevelopment, $52.6 million of which related to the ongoing redevelopment of Park Towne Place and The Sterling, mixed-use communities located in Center City Philadelphia. At Park Towne Place, as of June 30, 2016, we had completed redevelopment of 356 apartment homes and had leased 73% of the completed homes. Rental rates are above underwriting. Based on the success of earlier phases of the Park Towne Place redevelopment, during the three months ended June 30, 2016, we decided to proceed with the redevelopment of the North Tower, which consists of 227 apartment homes. We anticipate completion of the North Tower in the fall of 2017. At The Sterling, as of June 30, 2016, We had completed redevelopment of 343 of the 534 apartment homes in the community and had leased 88% of the completed homes. Rental rates are above underwriting. Based on the success of earlier phases in redevelopment of The Sterling, during the three months ended June 30, 2016, we decided to proceed with the final phase, which includes redevelopment of the final seven residential floors with 125 apartment homes, as well as the continued redevelopment of commercial and retail space and completion of the streetscape. We anticipate completion of The Sterling in the spring of 2017.
During the six months ended June 30, 2016, we invested $29.1 million primarily in the substantial completion of One Canal in Boston. Leasing is progressing as planned and as of June 30, 2016, 35% of the apartment homes were leased and rental rates are ahead of underwriting.

See below under the Liquidity and Capital Resources – Redevelopment and Development heading for additional information regarding our redevelopment and development projects during the six months ended June 30, 2016.
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

	Three Months Ended
	June 30,
	2016	2015
% Net Operating Income in target markets	91%	89%
Average Revenue per Effective Apartment Home	$1,900	$1,759
Portfolio Average Rents as a Percentage of Local Market Average Rents	113%	110%
Percentage A (2Q 2016 Average Revenue per Effective Apartment Home $2,386)	51%	50%
Percentage B (2Q 2016 Average Revenue per Effective Apartment Home $1,719)	37%	33%
Percentage C+ (2Q 2016 Average Revenue per Effective Apartment Home $1,546)	12%	17%
During three months ended June 30, 2016, our conventional portfolio average revenue per effective apartment home was $1,900, an 8% increase compared to three months ended June 30, 2015, due to year-over-year Conventional Same Store average revenue per effective apartment home growth of 4.8% and the sale of conventional apartment communities in 2015 and 2016, with average revenues per effective apartment home substantially lower than those of the retained portfolio. We have reinvested the sales proceeds through redevelopment, development and acquisition of apartment communities with higher rents and better prospects. Average revenue per effective apartment home is a non-GAAP financial measure, which is further discussed under the Non-GAAP Performance and Liquidity Measures heading.
As we execute our portfolio strategy, we expect to increase conventional portfolio average revenue per apartment home at a rate greater than market rent growth; to increase FCF margins; and to increase to 95% or more the percentage of our conventional property net operating income earned in our target markets.
During six months ended June 30, 2016, we sold three conventional apartment communities with 1,643 apartment homes for gross proceeds of $301.9 million.
As previously disclosed, we have agreed to acquire for $320 million, Indigo, a 463-home apartment community currently under construction in Redwood City, California. Closing of the acquisition is expected upon completion of construction, anticipated to occur by the end of the third quarter of 2016. As of June 30, 2016, we had leased approximately 18% of the apartment homes and rental rates are above underwriting. Move-ins commenced on July 1, 2016.

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
Proportionate Debt, Adjusted EBITDA and Adjusted Interest Expense, as used in these ratios, are non-GAAP financial measures, which are further discussed and reconciled under the Non-GAAP Performance and Liquidity Measures – Leverage Ratios heading. Preferred Equity represents Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units. Our leverage ratios for the trailing twelve month periods ended June 30, 2016 and 2015, are presented below:

Trailing Twelve Months Ended June 30,
	2016	2015
Proportionate Debt to Adjusted EBITDA	6.4x	6.5x
Proportionate Debt plus Preferred Equity to Adjusted EBITDA	6.8x	7.0x
Adjusted EBITDA to Adjusted Interest Expense	3.3x	2.9x
Adjusted EBITDA to Adjusted Interest Expense and Preferred Dividends	3.0x	2.6x
We expect future leverage reduction from earnings growth, especially as apartment communities now being redeveloped or developed are completed and leased, and from regularly scheduled property debt amortization repaid from operating cash flows. As of June 30, 2016, we held apartment communities in an unencumbered pool with an estimated fair value of approximately $1.7 billion.
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
Culture
Our culture is the key to our success. Our emphasis on a collaborative, respectful, and performance-oriented culture is what enables the continuing transformation of the Aimco business. In 2016, Aimco was recognized by the Denver Post as a Top Work Place for the fourth consecutive year.
Key Financial Indicators
Key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance include: Economic Income; Net Asset Value; and Adjusted Funds From Operations. In addition to these indicators, we also use: Pro forma Funds From Operations; Free Cash Flow; Free Cash Flow capitalization rate; net operating income, or NOI, capitalization rate; same store property operating results; proportionate property NOI; average revenue per effective apartment home; financial coverage ratios; and leverage as shown on our balance sheet, to evaluate our operating performance and financial condition. Most of these financial indicators are non-GAAP financial measures, which are defined, further described, and for certain of the measures, reconciled to comparable GAAP-based measures, under the Non-GAAP Performance and Liquidity Measures heading.
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

Three Months Ended June 30, 2016 compared to June 30, 2015
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership increased by $160.6 million and $168.7 million, respectively, during the the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The increases in income for Aimco and the Aimco Operating Partnership were principally due to an increase in gains on dispositions of real estate.
Six Months Ended June 30, 2016 compared to June 30, 2015
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership increased by $93.4 million and $98.3 million, respectively, during the the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The increases in income for Aimco and the Aimco Operating Partnership were principally due to an increase in gains on dispositions of real estate.
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
Due to the diversity of our economic ownership interests in our apartment communities, our chief operating decision maker uses proportionate property net operating income to assess the operating performance of our apartment communities. Proportionate property net operating income reflects our share of rental and other property revenues less direct property operating expenses, including real estate taxes, for the consolidated apartment communities that we own and manage. Accordingly, the results of operations of our conventional and affordable segments discussed below are presented on a proportionate basis and exclude the results of four conventional apartment communities with 142 apartment homes and nine affordable apartment communities with 779 apartment homes that we do not manage.
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
Conventional Real Estate Operations
Our conventional segment consists of apartment communities we classify as Conventional Same Store, Conventional Redevelopment and Development, Conventional Acquisition, and Other Conventional apartment communities. Conventional Same Store apartment communities are those we own and manage, that have reached stabilized occupancy (greater than 90%) as of January 1, 2015 and maintained it throughout the current and comparable prior periods, and that are not expected to be sold within 12 months. Conventional Redevelopment and Development apartment communities are those currently under construction that are not occupancy stabilized and those that have been completed in recent years that had not achieved and maintained stabilized occupancy for both the current and the comparable prior periods. Conventional Acquisition apartment communities are those we have acquired since January 1, 2015. Other Conventional apartment communities includes are those that do not meet the Conventional Same Store definition because they have significant rent control restrictions or had not reached and maintained a stabilized level of occupancy as of January 1, 2015, often due to a casualty event, or are expected to be sold within 12 months but do not yet meet the criteria to be classified as held for sale.
As of June 30, 2016, as defined by our segment performance metrics, our conventional portfolio consisted of the following:

•	108 Conventional Same Store apartment communities with 33,214 apartment homes;

•	10 Conventional Redevelopment and Development apartment communities with 3,806 apartment homes;

•	2 Conventional Acquisition apartment communities with 209 apartment homes; and

•	13 Other Conventional apartment communities with 1,470 apartment homes.

From December 31, 2015 to June 30, 2016, on a net basis, our Conventional Same Store portfolio increased by one apartment community and 65 apartment homes. This increase consisted of:

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

These increases were offset by the removal of three apartment communities with 949 apartment homes that were reclassified into Conventional Redevelopment and Development, one apartment community with 246 apartment homes that was reclassified into Other Conventional as a result of a casualty event, and one apartment community with 325 apartment homes that was sold. Our conventional portfolio results for the three and six months ended June 30, 2016 and 2015, as presented below, are based on the apartment community populations as of June 30, 2016.

	Three Months Ended June 30,
(in thousands)	2016	2015	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$168,501	$161,649	$6,852	4.2%
Conventional Redevelopment and Development	23,006	19,807	3,199	16.2%
Conventional Acquisition	1,800	784	1,016	129.6%
Other Conventional	9,589	9,362	227	2.4%
Total	202,896	191,602	11,294	5.9%
Property operating expenses:
Conventional Same Store	52,900	50,556	2,344	4.6%
Conventional Redevelopment and Development	8,050	6,793	1,257	18.5%
Conventional Acquisition	994	765	229	29.9%
Other Conventional	4,429	3,749	680	18.1%
Total	66,373	61,863	4,510	7.3%
Property net operating income:
Conventional Same Store	115,601	111,093	4,508	4.1%
Conventional Redevelopment and Development	14,956	13,014	1,942	14.9%
Conventional Acquisition	806	19	787	4,142.1%
Other Conventional	5,160	5,613	(453)	(8.1)%
Total	$136,523	$129,739	$6,784	5.2%
For the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, our conventional segment’s proportionate property net operating income increased $6.8 million, or 5.2%.
For the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, Conventional Same Store proportionate property net operating income increased by $4.5 million, or 4.1%. This increase was primarily attributable to an $6.9 million, or 4.2%, increase in rental and other property revenues due to higher average revenues (approximately $82 per effective apartment home), comprised primarily of increases in rental rates, partially offset by a 50 basis point decrease in average daily occupancy, a significant portion of which was due to our decision to move lease expirations from our “shoulder months” (fourth quarter and first quarters) into our peak leasing season (second and third quarters) with higher demand. Rental rates on new leases transacted during the three months ended June 30, 2016, were 4.4% higher than expiring lease rates, and renewal rates were 6.2% higher than expiring lease rates. Conventional Same Store operating expenses increased by $2.3 million, or 4.6%, primarily due to higher real estate taxes, insurance, personnel, technology and turnover costs, partially offset by lower utility expenses and contract services costs. During the three months ended June 30, 2016, as compared to 2015, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, increased by $1.0 million, or 4.1%.
Our Conventional Redevelopment and Development proportionate property net operating income increased by $1.9 million during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to increases in net operating income associated with the lease-up of apartment homes placed into service following completion of redevelopment activities. From June 30, 2015 to June 30, 2016, we achieved occupancy stabilization at our Lincoln Place, The Preserve at Marin and Ocean House on Prospect apartment communities, for which redevelopment was completed during 2015. We have also leased the majority of the redeveloped homes at Park Towne Place and The Sterling, whereas such homes were not in service during the comparative period in 2015. This was partially offset by a reduction in revenue associated with apartment homes taken out of service for the current phases of our Park Towne Place and The Sterling redevelopments.
Our Conventional Acquisitions proportionate property net operating income increased by $0.8 million during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, due to the timing of acquisitions.

	Six Months Ended June 30,
(in thousands)	2016	2015	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$335,647	$321,171	$14,476	4.5%
Conventional Redevelopment and Development	45,381	38,588	6,793	17.6%
Conventional Acquisition	3,542	906	2,636	290.9%
Other Conventional	19,281	18,408	873	4.7%
Total	403,851	379,073	24,778	6.5%
Property operating expenses:
Conventional Same Store	105,378	102,991	2,387	2.3%
Conventional Redevelopment and Development	15,304	13,964	1,340	9.6%
Conventional Acquisition	1,923	795	1,128	141.9%
Other Conventional	8,662	7,598	1,064	14.0%
Total	131,267	125,348	5,919	4.7%
Property net operating income:
Conventional Same Store	230,269	218,180	12,089	5.5%
Conventional Redevelopment and Development	30,077	24,624	5,453	22.1%
Conventional Acquisition	1,619	111	1,508	1,358.6%
Other Conventional	10,619	10,810	(191)	(1.8)%
Total	$272,584	$253,725	$18,859	7.4%
For the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, our conventional segment’s proportionate property net operating income increased $18.9 million, or 7.4%.
For the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, Conventional Same Store proportionate property net operating income increased by $12.1 million, or 5.5%. This increase was primarily attributable to a $14.5 million, or 4.5%, increase in rental and other property revenues due to higher average revenues (approximately $81 per effective home), comprised primarily of increases in rental rates, partially offset by a 20 basis point decrease in average daily occupancy a significant portion of which was due to our decision to move lease expirations from our shoulder months into peak leasing season with higher demand. Rental rates on new leases transacted during the six months ended June 30, 2016, were 4.0% higher than expiring lease rates, and renewal rates were 6.1% higher than expiring lease rates. The increase in Conventional Same Store rental and other property revenues was partially offset by a $2.4 million, or 2.3%, increase in property operating expenses, primarily due to increases in real estate taxes, personnel, technology, repairs and maintenance and turnover costs, partially offset by lower utility expenses. During the six months ended June 30, 2016, as compared to 2015, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, increased by $1.8 million, or 3.9%.
Our Conventional Redevelopment and Development proportionate property net operating income increased by $5.5 million during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to increases in net operating income associated with the lease-up of apartment homes placed into service following completion of redevelopment activities. From June 30, 2015 to June 30, 2016, we achieved occupancy stabilization at our Lincoln Place, The Preserve at Marin and Ocean House on Prospect apartment communities, for which redevelopment was completed during 2015. We have also leased the majority of the redeveloped homes at Park Towne Place and The Sterling, whereas such homes were not in service during the comparative period in 2015. This was partially offset by a reduction in revenue associated with apartment homes taken out of service for the current phases of our Park Towne Place and The Sterling redevelopments.
Our Conventional Acquisitions proportionate property net operating income increased by $1.5 million during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to the timing of acquisitions.

Affordable Real Estate Operations
Our affordable segment consists primarily of apartment communities that are subject to tax credit agreements. At June 30, 2016, as defined by our segment performance metrics, our affordable portfolio consisted of 46 apartment communities with 7,610 apartment homes.
For the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, our affordable segment’s proportionate property net operating income increased by $1.8 million, or 12.1%. The increase was primarily attributed to an increase in rental income driven by higher rental rates, including market rent increases on three apartment communities that were approved by the Department of Housing and Urban Development and retroactive to the first quarter 2016, partially offset by higher property operating expenses and taxes and insurance costs.

For the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, our affordable segment’s proportionate property net operating income increased by $2.6 million, or 9.1%. The increase was primarily attributed to an increase in rental income driven by higher rental rates, including the market rent increases discussed above, as well as one approved during the three months ended March 31, 2016. These increases in affordable proportionate property net operating income were partially offset by increases in personnel, repairs and maintenance and real estate tax expense.
Non-Segment Real Estate Operations
Real estate operations net operating income amounts not attributed to our conventional or affordable segments also include offsite costs associated with property management and casualty losses, reported in consolidated amounts, which we do not allocate to our conventional or affordable segments for purposes of evaluating segment performance (see Note 8 to the condensed consolidated financial statements in Item 1).
For the three months ended June 30, 2016 and 2015, offsite costs associated with property management expenses totaled $5.9 million and $6.1 million, respectively. For the six months ended June 30, 2016 and 2015, property management expenses totaled $11.8 million and $12.1 million, respectively.
For the three months ended June 30, 2016, casualty losses totaled $0.8 million, included one large claim related to water damage resulting from a storm. For the three months ended June 30, 2015, casualty losses totaled $1.5 million, included several large claims primarily related to water damage.
During the six months ended June 30, 2016, casualty losses totaled $3.0 million and included several large claims primarily related to water damage resulting from storms affecting one community and damaged pipes at several others. For the six months ended June 30, 2015, casualty losses totaled $5.6 million and included snow removal costs associated with the severe snow storms in the Northeast.
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
For the three and six months ended June 30, 2016, as compared to the three and months six months ended June 30, 2015, tax credit and asset management revenues increased by $2.2 million and $1.0 million, respectively. This increase was primarily attributable to a $3.6 million fee earned during the three months ended June 30, 2016, for assisting a third party property owner in a mark-up-to-market renewal related to a property we previously owned, partially offset by lower amortization of tax credit income due to delivery of substantially all of the tax credits on various apartment communities in prior periods.
Depreciation and Amortization
For the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, depreciation and amortization increased $5.5 million, or 7.4%, and $10.9 million, or 7.3%, respectively, primarily due to assets placed in service as we completed apartment homes in our redevelopment projects, assets we acquired in 2015, and new asset additions, partially offset by decreases associated with fully depreciated real estate assets and apartment communities sold.

General and Administrative Expenses
For the three months ended June 30, 2016, compared to the three months ended June 30, 2015, general and administrative expenses decreased $0.8 million, or 6.7%, primarily due to lower information technology and professional services costs.
For the six months ended June 30, 2016, compared to the six months ended June 30, 2015, general and administrative expenses increased $0.5 million, or 2.1%, primarily due to timing of incentive compensation costs, partially offset by reduced support services costs.
Other Expenses, net
For the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, other expenses, net increased by $2.6 million and $3.2 million, respectively. The increases in other expense was primarily attributed to increases in legal and related costs, as well as the recognition of estimated environmental cleanup and abatement costs further discussed in Note 5 to the condensed consolidated financial statements in Item 1.
Interest Expense
For the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, interest expense, which includes the amortization of debt issuance costs, decreased by $0.7 million, or 1.4%. The decrease was attributed to lower average outstanding balances on non-recourse property debt for our existing apartment communities and decreases in property debt resulting from apartment community dispositions. These decreases in interest expense were partially offset by increases related to higher borrowings on our revolving credit facility and on three of our redevelopment projects which reached completion of construction and ceased capitalization of related interest costs.
For the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, interest expense decreased by $6.6 million, or 6.4%. The decrease was attributed to lower average outstanding balances on non-recourse property debt including, a $5.1 million reduction due to the repayment of non-recourse property debt and a $3.6 million reduction of interest on debt related to apartment communities sold in 2015, as well as $1.8 million related to debt prepayment penalties incurred in 2015, partially offset by interest on debt associated with 2015 apartment community acquisitions and development financing.
Other, net
Other, net includes our equity in the income or loss of unconsolidated real estate partnerships, and the results of operations related to our legacy asset management business, which we account for under the profit sharing method, as further discussed in Note 3 to the condensed consolidated financial statements in Item 1.
During the three months ended June 30, 2016 and 2015, other, net primarily consisted of net income of $4.9 million and $0.9 million, respectively, related to our legacy asset management business. The increase in net income of the legacy asset management business was primarily due to a gain on derecognition of the net liabilities related to a portion of the legacy asset management business, as further described in Note 3. After income taxes and noncontrolling interests, our share of the net results of the legacy asset management business totaled $4.8 million and $0.6 million of net loss for the three months ended June 30, 2016 and 2015, respectively.
During the six months ended June 30, 2016 and 2015, other, net primarily consisted of net income of $4.8 million and $3.4 million, respectively, related to our legacy asset management business. The increase in net income of the legacy asset management business was primarily due to the gain on derecognition discussed above, partially offset by higher gains related to property sales for the six months ended June 30, 2015. After income taxes and noncontrolling interests, our share of the net results of the legacy asset management business totaled $4.8 million and $2.2 million of net loss for the six months ended June 30, 2016 and 2015, respectively.
Income Tax Benefit
Certain of our operations or a portion thereof, including property management, asset management and risk management, are conducted through taxable REIT subsidiaries, or TRS entities. Additionally, some of our apartment communities, including redevelopment communities are owned through TRS entities. Income taxes related to the results of operations of our TRS entities (before gains on dispositions) are included in income tax benefit (expense) in our condensed consolidated statements of operations.
For the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, income tax benefit increased by $1.3 million and $0.3 million, respectively. Income tax benefit increased primarily due to higher historic tax credits associated with our redevelopment projects and lower tax expense associated with the results of the legacy asset management business, partially offset by lower net losses recognized by apartment communities owned by our TRS entities.

Gain on Dispositions of Real Estate, Net of Tax
During the three months ended June 30, 2016, we sold two consolidated apartment communities for gross proceeds of $291.9 million, resulting in net proceeds of $289.4 million and a net gain of $216.5 million. During the three months ended June 30, 2015, we sold two apartment communities for gross proceeds of $108.0 million, resulting in net proceeds of $59.2 million and a net gain on dispositions of real estate of $44.8 million.
During the six months ended June 30, 2016, we sold three conventional apartment communities for gross proceeds of $301.9 million resulting in net proceeds of $299.0 million and a net gain on dispositions of real estate of $222.7 million. During the six months ended June 30, 2015, we sold eight apartment communities (five conventional and three affordable) for gross proceeds of $239.8 million resulting in net proceeds of $132.5 million and a net gain on dispositions of real estate of $130.5 million.
NOI capitalization rate and Free Cash Flow, or FCF, capitalization rate are benchmarks used in the real estate industry for relative comparison of real estate valuations, including for apartment community sales, and are defined and further described under the Non-GAAP Performance and Liquidity Measures heading. The NOI and FCF capitalization rates for our consolidated apartment community sales during the three and six months ended June 30, 2016 and 2015, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NOI capitalization rate
Conventional	5.3%	8.3%	5.4%	6.7%
Affordable	n/a	3.9%	n/a	3.8%
FCF capitalization rate
Conventional	4.7%	6.3%	4.8%	5.4%
Affordable	n/a	2.8%	n/a	2.7%
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
For the three months ended June 30, 2016 and 2015, we allocated net income of $8.7 million and $0.1 million, respectively, to noncontrolling interests in consolidated real estate partnerships, a variance of $8.6 million. For the six months ended June 30, 2016 and 2015, we allocated net income of $9.6 million and $4.9 million, respectively, to noncontrolling interests in consolidated real estate partnerships, a variance of $4.7 million. This change was primarily due to the derecognition of the noncontrolling interests related to a portion of the legacy asset management business in June 2016, partially offset by gains on dispositions allocated to noncontrolling interests in our consolidated real estate partnerships in 2015.
Noncontrolling Interests in Aimco Operating Partnership
In Aimco’s consolidated financial statements, noncontrolling interests in the Aimco Operating Partnership reflects the results of the Aimco Operating Partnership that are allocated to the holders of OP Units. Aimco allocates the Aimco Operating Partnership’s income or loss to the holders of common OP Units and equivalents based on the weighted average number of these units (including those held by Aimco) outstanding during the period. For the three months ended June 30, 2016 and 2015, net income allocated to common noncontrolling interests in the Aimco Operating Partnership totaled $11.1 million and $3.0 million, respectively, an increase in their share of income of $8.2 million, primarily due to higher gains on disposition of real estate. For the six months ended June 30, 2016 and 2015, net income allocated to common noncontrolling interests in the Aimco Operating Partnership totaled $12.3 million and $7.4 million, respectively, an increase of $4.9 million, primarily due to higher gains on disposition of real estate.

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
FFO, Pro forma FFO and AFFO should not be considered alternatives to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute these same measures. Additionally, computation of AFFO is subject to definitions of capital spending, which are subjective. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. For the three and six months ended June 30, 2016 and 2015, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to Aimco common stockholders (1)	$221,382	$60,804	$244,605	$150,148
Adjustments:
Depreciation and amortization, net of noncontrolling partners’ interest	78,934	72,997	156,912	145,619
Depreciation and amortization related to non-real estate assets, net of noncontrolling partners’ interest	(2,734)	(2,610)	(5,416)	(5,098)
Gain on dispositions and other, net of income taxes and noncontrolling partners’ interest	(211,569)	(43,304)	(217,424)	(124,031)
Provision for impairment losses related to depreciable real estate assets, including amounts related to unconsolidated entities and net of noncontrolling partners’ interest	—	655	—	655
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	6,481	(1,348)	3,154	(832)
Amounts allocable to participating securities	154	(112)	96	(71)
FFO Attributable to Aimco common stockholders – Diluted	$92,648	$87,082	$181,927	$166,390
Preferred redemption related amounts, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	—	—	—	658
Pro forma FFO Attributable to Aimco common stockholders – Diluted	$92,648	$87,082	$181,927	$167,048
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(14,335)	(14,618)	(24,721)	(23,748)
AFFO attributable to Aimco common stockholders – Diluted	$78,313	$72,464	$157,206	$143,300

Weighted average common shares outstanding – diluted (2)	156,793	155,954	156,248	155,115

FFO per share – diluted	$0.59	$0.56	$1.16	$1.07
Pro Forma FFP per share – diluted	$0.59	$0.56	$1.16	$1.08
AFFO per share – diluted	$0.50	$0.46	$1.01	$0.92

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP.

(2)
Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP, plus any additional common share equivalents that are dilutive for FFO, Pro forma FFO, and AFFO.

For the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, FFO (on a diluted per share basis) increased by 5% and 8%, respectively, and Pro forma FFO (on a diluted per share basis) increased by 5% and 7%, respectively, due to Conventional Same Store property net operating income growth, increased contribution from redevelopment and acquisition apartment communities, higher investment management income, and an increase in income tax benefit. These increases were partially offset by loss of income from apartment communities that were sold in 2015.
For the same periods, AFFO (on a diluted per share basis) increased 9% and 10%, respectively, as a result of higher Pro forma FFO. As we concentrate our investment capital in higher quality, higher price point apartment communities, our free cash flow margins are increasing and contributing to a higher AFFO growth rate.
Refer to the Liquidity and Capital Resources section for further information regarding our capital investing activities, including Capital Replacements.
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
As described above, in our calculation of Proportionate Debt, we reduce our outstanding debt by the amounts of restricted cash as such balances are generally restricted under the terms of our property debt agreements and upon repayment of the associated debt could be used to reduce leverage. However, our restricted cash at June 30, 2016, included $289.7 million of proceeds from the disposition of two apartment communities and other funds, which have been designated for reinvestment through a tax free exchange transaction we anticipate to complete by the end of third quarter. Accordingly, these funds are not available to reduce leverage and we have not reduced our Proportionate Debt at June 30, 2016, by these amounts.
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
Adjusted EBITDA represents Aimco’s share of the consolidated amount of our net income, adjusted to exclude the effect of the following items for the reasons set forth below:

•
interest expense, preferred dividends and interest income we earn on our investment in the subordinate tranches of a securitization trust that holds certain of our property debt, to allow investors to compare a measure of our earnings before the effects of our capital structure and indebtedness with that of other companies in the real estate industry;

•
income taxes, to allow investors to measure our performance independent of income taxes, which may vary significantly from other companies within our industry due to leverage and tax planning strategies, among other drivers;

•
depreciation and amortization, gains or losses on dispositions and impairment losses related to real estate, for similar reasons to those set forth in our discussion of FFO and AFFO in the preceding section; and

•
other items, including gains on dispositions of non-depreciable assets, as these are items that periodically affect our operations but that are not necessarily representative of our ability to service our debt obligations.

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
For the trailing twelve month periods ended June 30, 2016 and 2015, reconciliations of the most closely related GAAP measures to our calculations of Proportionate Debt, Preferred Equity, Adjusted EBITDA, Adjusted Interest Expense and Preferred Dividends, as used in our leverage ratios, are as follows (in thousands):

	June 30,
	2016	2015
Total indebtedness, net of debt issuance costs related to non-recourse property debt	$3,955,638	$3,841,244
Adjustments:
Debt issuance costs related to non-recourse property debt	23,484	24,763
Proportionate share adjustments related to debt obligations of consolidated and unconsolidated partnerships	(138,383)	(134,577)
Cash and restricted cash	(430,317)	(135,918)
Tax free exchange proceeds included in restricted cash	289,677	—
Proportionate share adjustments related to cash and restricted cash held by consolidated and unconsolidated partnerships	2,293	2,467
Securitization trust investment and other	(67,530)	(61,949)
Proportionate Debt	$3,634,862	$3,536,030

Preferred stock	159,126	159,126
Preferred OP Units	86,198	87,942
Preferred Equity	245,324	247,068
Proportionate Debt plus Preferred Equity	$3,880,186	$3,783,098

	Trailing Twelve Months Ended June 30,
	2016	2015
Net income attributable to Aimco Common Stockholders	$330,424	$311,123
Adjustments:
Interest expense, net of noncontrolling interest	188,178	207,413
Income tax benefit	(28,502)	(27,030)
Depreciation and amortization, net of noncontrolling interest	310,173	282,812
Gains on disposition and other, net of income taxes and noncontrolling partners’ interests	(267,087)	(266,372)
Preferred stock dividends	11,029	12,014
Interest income earned on securitization trust investment	(6,299)	(5,884)
Net income attributable to noncontrolling interests in Aimco Operating Partnership	24,016	23,827
Other items, net	5,487	4,287
Adjusted EBITDA	$567,419	$542,190

	Trailing Twelve Months Ended June 30,
	2016	2015
Interest expense	$193,088	$213,288
Adjustments:
Proportionate share adjustments related to interest of consolidated and unconsolidated partnerships	(4,911)	(5,874)
Debt prepayment penalties and other non-interest items	(3,706)	(10,245)
Amortization of debt issuance costs	(4,470)	(3,841)
Interest income received on securitization trust investment	(6,299)	(5,884)
Adjusted Interest Expense	$173,702	$187,444

Preferred stock dividends	11,029	12,014
Preferred stock redemption related amounts	—	(695)
Preferred OP Unit distributions	6,906	6,762
Preferred Dividends	17,935	18,081
Adjusted Interest Expense and Preferred Dividends	$191,637	$205,525
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
As of June 30, 2016, approximately 90% of our leverage consisted of property-level, non-recourse, long-dated debt, and 6% consisted of perpetual preferred equity, a combination which reduces our refunding and re-pricing risk. The weighted average maturity of our property-level debt was 7.7 years, with 6.4% of our unpaid principal balances maturing during the remainder of 2016. On average, 9.3% of our unpaid principal balance will mature each year from 2017 through 2019. Approximately 98% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation.
Although our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt, we also have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as our Credit Agreement. The Credit Agreement provides for $600.0 million of revolving loan commitments, which we use for working capital and other short-term purposes. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid. The Credit Agreement matures in 2.3 years, inclusive of a one year extension option. As of June 30, 2016, we had $160.5 million of outstanding borrowings under the Credit Agreement, and we had the capacity to borrow $410.0 million, after consideration of the outstanding borrowings and $29.5 million for undrawn letters of credit backed by the Credit Agreement. Our borrowings under the Credit Agreement represented approximately 4% of our total leverage, as of June 30, 2016.
On June 28, 2016, Aimco called for the redemption of all outstanding shares of its Class Z Cumulative Preferred Stock on July 29, 2016, at a redemption value including dividends through the redemption date of approximately $35 million. Concurrent with the redemption, the Aimco Operating Partnership will redeem from Aimco the Class Z Partnership Preferred Units for an equal redemption amount.
As of June 30, 2016, our outstanding perpetual preferred equity represented approximately 6% of our total leverage. Our preferred securities are perpetual in nature; however, for illustrative purposes, we compute the weighted average maturity of our total leverage assuming a 40-year maturity on our preferred securities (excluding the Class Z Cumulative Preferred Stock, which we called for redemption).
The combination of non-recourse property level debt, borrowings under our Credit Agreement and perpetual preferred equity that comprises our total leverage, reduces our refunding and re-pricing risk. The weighted average maturity for our total leverage described above was 9.0 years, at June 30, 2016.
Under the Credit Agreement, we have agreed to Debt Service and Fixed Charge Coverage covenants, as well as other covenants customary for similar revolving credit arrangements. For the trailing twelve month period ended June 30, 2016, our Debt Service and Fixed Charge Coverage ratios were 2.07x and 1.94x, respectively, compared to covenants of 1.50x and 1.40x, respectively, and ratios of 1.92x and 1.81x, respectively, for the trailing twelve month period ended June 30, 2015. We expect to remain in compliance with these covenants during the next 12 months.
As of June 30, 2016, we had $55.2 million in cash and cash equivalents and $375.1 million of restricted cash, increases of $4.4 million and $288.1 million, respectively, from December 31, 2015. As of June 30, 2016, restricted cash included $289.7 million, which is primarily proceeds from disposition of two apartment communities during the three months ended June 30, 2016, as they are held by an intermediary for reinvestment through a tax free exchange. Restricted cash also consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance, and escrows related to tenant security deposits.
The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.

Operating Activities
For the six months ended June 30, 2016, our net cash provided by operating activities of $176.8 million was primarily related to operating income from our consolidated apartment communities, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the six months ended June 30, 2016, increased by $19.5 million as compared to the six months ended June 30, 2015, primarily due to improved operating results of our conventional portfolio, increased contribution from our redevelopment apartment communities, and a decrease in cash paid for interest primarily due to the repayment of non-recourse property debt during 2015. These increases in cash provided by operating activities were partially offset by a decrease in net operating income associated with apartment communities we sold during 2015.
Investing Activities
For the six months ended June 30, 2016, our net cash used in investing activities of $154.7 million consisted primarily of capital expenditures. Capital expenditures totaled $166.0 million and $173.1 million during the six months ended June 30, 2016 and 2015, respectively. We generally fund capital expenditures with cash provided by operating activities and cash proceeds from apartment community sales.

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

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flow for the six months ended June 30, 2016 and 2015, are presented below (dollars in thousands):

	Six Months Ended June 30,
	2016	2015
Capital replacements	$20,693	$20,060
Capital improvements	7,056	7,283
Property upgrades	32,235	18,691
Redevelopment additions	74,082	68,156
Development additions	29,073	40,054
Casualty replacements	3,643	3,623
Total capital additions	166,782	157,867
Plus: additions related to apartment communities sold or held for sale	1,151	3,252
Plus: unallocated indirect capitalized costs and additions related to consolidated apartment communities not managed	954	3,083
Consolidated capital additions	168,887	164,202
Plus: net change in accrued capital spending	(2,857)	8,873
Capital expenditures per consolidated statement of cash flows	$166,030	$173,075
For the six months ended June 30, 2016 and 2015, we capitalized $5.7 million and $5.4 million of interest costs, respectively, and $15.2 million and $14.2 million of other direct and indirect costs, respectively.
We invested $32.2 million in property upgrades during the six months ended June 30, 2016, and we anticipate a full year investment ranging from $70 million to $75 million, an increase of $20 million to $25 million from our property upgrade spending for the year ended December 31, 2015.
Redevelopment and Development
During the six months ended June 30, 2016, our redevelopment investment totaled $74.1 million, the majority of which related to two apartment communities, and our development investment totaled $29.1 million, primarily related to the development of one apartment community.
Information regarding our redevelopment and development projects at June 30, 2016, is presented below (dollars in millions):

	Location	Apartment Homes to be Redeveloped or Developed	Estimated / Actual Net Investment	Inception-to-Date Net Investment	Stabilized Occupancy	NOI Stabilization
In Active Construction
Palazzo at Park La Brea	Los Angeles	389	$24.5	$1.3	2Q 2018	3Q 2019
Park Towne Place	Philadelphia	701	138.4	93.8	1Q 2018	2Q 2019
The Sterling	Philadelphia	534	73.0	53.3	3Q 2017	4Q 2018

In Lease-up
One Canal	Boston	310	195.0	191.4	3Q 2017	4Q 2018
Vivo	Cambridge	91	44.1	44.1	3Q 2016	4Q 2017
Total		2,025	$475.0	$383.9
Net investment represents the total actual or estimated investment, net of tax and other credits earned as a direct result of our redevelopment or development of the community.
NOI Stabilization represents the period in which we expect the communities to achieve stabilized rents and operating costs, generally five quarters after occupancy stabilization.
During the six months ended June 30, 2016, we invested $74.1 million in redevelopment, $52.6 million of which related to the ongoing redevelopment of Park Towne Place and The Sterling, mixed-use communities located in Center City Philadelphia. The first phase of the Park Towne Place redevelopment included redevelopment of the commercial space, common areas and amenities and the 229 apartment homes in the South Tower. As of June 30, 2016, we had completed redevelopment of 224 apartments homes in the South Tower and the South Tower had reached the occupancy milestone of greater than 90% average daily occupancy in May 2016. We have also completed construction of the retail market and tenants are in the process of occupying the space. The second phase includes redevelopment of the 245 apartment homes in the East Tower. As of June 30, 2016, we had completed 132 apartment homes in the East Tower and leasing has commenced on schedule at rates in line with underwriting. Based on the success of earlier phases of the Park Towne Place redevelopment, during the three months ended June 30, 2016, we decided to proceed with redevelopment of the North Tower, which consists of 227 apartment homes. We anticipate completion of the North Tower in the fall of 2017.
The Sterling is a 29-story, mixed use building with 534 apartment homes, three floors of commercial space and over 20,000 square feet of ground-level retail. The Sterling redevelopment includes significant renovation of existing commercial space, upgrading common areas and amenities, and the phased redevelopment of apartment homes. We completed renovation of the common areas, amenities and ground-level retail space in 2015, at a cost consistent with underwriting. Based on the success of earlier phases of The Sterling, during the three months ended June 30, 2016, we decided to proceed with the final phase, which includes the redevelopment of the final seven residential floors, consisting of 125 apartment homes, as well as the continued redevelopment of commercial and retail space and completion of the streetscape. As of June 30, 2016, we had completed redevelopment of 343 of the 534 apartment homes in the community on schedule and at a cost consistent with underwriting and had leased 88% of the completed homes. Rental rates are above underwriting. We anticipate completion of The Sterling in the spring of 2017.
During six months ended June 30, 2016, we invested $29.1 million primarily in the substantial completion of One Canal in Boston. Leasing is progressing as planned and at June 30, 2016, 35% of the apartment homes were leased and rental rates are ahead of underwriting.

We expect our total development and redevelopment spending to range from $180 million to $220 million for the year ending December 31, 2016.
Financing Activities
For the six months ended June 30, 2016, our net cash used in financing activities of $17.6 million was primarily attributed to dividends paid to common security holders, distributions paid to noncontrolling interests and principal payments on property loans, partially offset by net borrowings on our revolving credit facility and proceeds from non-recourse property debt.
Principal payments on property loans during the period totaled $59.3 million, consisting of scheduled principal amortization of $39.4 million and repayments of $19.9 million. Proceeds from secured notes payable during the period consisted of construction draws related to One Canal, and the closing of a $21.5 million fixed rate, amortizing, non-recourse property loan with a 10-year term. The loan has an interest rate of 2.77%, which represented a 129 basis point spread over the 10-year Treasury rate at the time of pricing. During the six months ended June 30, 2016, we also rate locked a $145 million fixed rate, amortizing, non-recourse property loan with a 10-year term. We rate locked this loan, which is anticipated to close in the third quarter, at an interest rate of 3.34%, or a 152 basis point spread over the 10-year Treasury rate at the time of pricing. We like the discipline of financing our investments in real estate through the use of fixed rate, amortizing, non-recourse property debt, as the amortization gradually reduces our leverage, reduces our refunding risk and the fixed-rate provides a hedge against increases in interest rates.
Our net cash used in financing activities also includes $120.5 million of payments to equity holders, as further detailed in the table below.

Equity and Partners’ Capital Transactions
The following table presents our dividend and distribution activity during the six months ended June 30, 2016 (dollars in thousands):

Cash distributions paid by the Aimco Operating Partnership to holders of noncontrolling interests in consolidated real estate partnerships	$3,295
Cash distributions paid by the Aimco Operating Partnership to preferred unitholders (1)	8,949
Cash distributions paid by the Aimco Operating Partnership to common unitholders (2)	108,219
Total cash distributions paid by the Aimco Operating Partnership	$120,463

Cash distributions paid by Aimco to holders of noncontrolling interests in consolidated real estate partnerships	$3,295
Cash distributions paid by Aimco to holders of common OP Units	8,603
Cash dividends paid by Aimco to preferred stockholders	5,515
Cash dividends paid by Aimco to common stockholders	103,050
Total cash dividends and distributions paid by Aimco	$120,463

(1)	$5.5 million represented distributions to Aimco, and $3.4 million represented distributions paid to holders of OP Units.

(2)	$103.1 million represented distributions to Aimco, and $5.2 million represented distributions paid to holders of OP Units.
Pursuant to an At-The-Market offering program active at June 30, 2016, Aimco has the capacity to issue up to 3.5 million shares of its Common Stock. In the event of any such issuances, Aimco would contribute the net proceeds to the Aimco Operating Partnership in exchange for a number of common OP Units equal to the number of shares issued and sold. Additionally, the Aimco Operating Partnership and Aimco have a shelf registration statement that provides for the issuance of debt securities by the Aimco Operating Partnership and equity and debt securities by Aimco.
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
As of June 30, 2016, on a consolidated basis, we had approximately $84.3 million of variable-rate property debt outstanding and $160.5 million of variable-rate borrowings under our Credit Agreement. We estimate that an increase in 30-day LIBOR of 100 basis points with constant credit risk spreads would result in our net income, the amount of net income attributable to Aimco common stockholders and the amount of net income attributable to the Aimco Operating Partnership’s common unitholders being reduced (or the amounts of net loss and net loss attributable to our common security holders being increased) by $2.3 million, $2.2 million and $2.3 million, respectively, on an annual basis.
At June 30, 2016, we had approximately $430.3 million in cash and cash equivalents and restricted cash, a portion of which bear interest at variable rates and may mitigate the effect of an increase in variable rates on our variable-rate debt and preferred stock discussed above.
We estimate the fair value for our debt instruments as described in Note 4 to the condensed consolidated financial statements in Item 1. The estimated aggregate fair value of our consolidated debt (inclusive of outstanding borrowings under our Credit Agreement) was approximately $4.2 billion at June 30, 2016, inclusive of a $198 million mark-to-market liability (an increase of $78 million as compared to the mark-to-market liability at December 31, 2015). Approximately $192 million of the mark-to market liability accrues to Aimco equity holders. The combined carrying value of our consolidated debt was approximately $4.0 billion at June 30, 2016. If market rates for our fixed-rate debt were higher by 100 basis points with constant credit risk spreads, the estimated fair value of our debt discussed above would have decreased from $4.2 billion to $4.0 billion. If market rates for our debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of our fixed-rate debt would have increased from $4.2 billion to $4.3 billion.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Aimco
(a) Unregistered Sales of Equity Securities. Aimco did not issue any unregistered shares of Common Stock during the six months ended June 30, 2016.
(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its common equity securities during the six months ended June 30, 2016. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of June 30, 2016, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
The Aimco Operating Partnership
(a) Unregistered Sales of Equity Securities. The Aimco Operating Partnership did not issue any common OP Units in exchange for shares of Aimco Common Stock during the six months ended June 30, 2016.
(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, Limited Partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the three months ended June 30, 2016, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases of the Aimco Operating Partnership’s equity securities for the three months ended June 30, 2016.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2016	43,699	$41.54	N/A	N/A
May 1 - May 31, 2016	2,040	39.88	N/A	N/A
June 1 - June 30, 2016	1,735	41.67	N/A	N/A
Total	47,474	$41.47

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
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: July 29, 2016