Form 10-Q
period 2016-09-30
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2016-10-28
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

_______________________________________________________
The number of shares of Apartment Investment and Management Company
Class A Common Stock outstanding as of October 27, 2016: 156,887,997
The number of Partnership Common Units outstanding as of October 27, 2016: 164,525,698

EXPLANATORY NOTE
This filing combines the reports on Form 10-Q for the quarterly period ended September 30, 2016, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean, collectively, Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of, and as of September 30, 2016, owned a 95.4% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 4.6% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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
To help investors understand the differences between Aimco and the Aimco Operating Partnership, this report provides: separate consolidated financial statements for Aimco and the Aimco Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of each entity’s stockholders’ equity or partners’ capital, as applicable; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity, where appropriate.
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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Buildings and improvements	$6,481,206	$6,446,326
Land	1,925,303	1,861,157
Total real estate	8,406,509	8,307,483
Accumulated depreciation	(2,650,831)	(2,778,022)
Net real estate	5,755,678	5,529,461
Cash and cash equivalents	47,908	50,789
Restricted cash	109,511	86,956
Other assets	329,782	448,405
Assets held for sale	50,968	3,070
Total assets	$6,293,847	$6,118,681

LIABILITIES AND EQUITY
Non-recourse property debt, net	$3,760,761	$3,822,141
Revolving credit facility borrowings	294,780	27,000
Total indebtedness	4,055,541	3,849,141
Accounts payable	47,944	36,123
Accrued liabilities and other	212,046	317,481
Deferred income	46,490	64,052
Liabilities related to assets held for sale	1,018	53
Total liabilities	4,363,039	4,266,850
Preferred noncontrolling interests in Aimco Operating Partnership	103,201	87,926
Commitments and contingencies (Note 5)
Equity:
Perpetual Preferred Stock	125,000	159,126
Common Stock, $0.01 par value, 500,787,260 shares authorized, 156,887,997 and 156,326,416 shares issued/outstanding at September 30, 2016 and December 31, 2015, respectively	1,569	1,563
Additional paid-in capital	4,052,649	4,064,659
Accumulated other comprehensive loss	(434)	(6,040)
Distributions in excess of earnings	(2,495,877)	(2,596,917)
Total Aimco equity	1,682,907	1,622,391
Noncontrolling interests in consolidated real estate partnerships	150,086	151,365
Common noncontrolling interests in Aimco Operating Partnership	(5,386)	(9,851)
Total equity	1,827,607	1,763,905
Total liabilities and equity	$6,293,847	$6,118,681

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES
Rental and other property revenues	$244,115	$240,382	$728,467	$717,308
Tax credit and asset management revenues	4,789	6,005	17,894	18,127
Total revenues	248,904	246,387	746,361	735,435

OPERATING EXPENSES
Property operating expenses	91,523	88,621	268,225	272,043
Investment management expenses	938	1,905	2,930	4,594
Depreciation and amortization	84,848	77,237	245,356	226,819
General and administrative expenses	11,320	11,013	34,509	33,727
Other expenses, net	1,543	3,590	8,639	7,521
Total operating expenses	190,172	182,366	559,659	544,704
Operating income	58,732	64,021	186,702	190,731
Interest income	2,163	1,737	5,841	5,167
Interest expense	(49,377)	(48,285)	(145,905)	(151,410)
Other, net	558	(1,983)	5,541	631
Income before income taxes and gain on dispositions	12,076	15,490	52,179	45,119
Income tax benefit	3,462	8,279	16,469	21,014
Income before gain on dispositions	15,538	23,769	68,648	66,133
Gain on dispositions of real estate, net of tax	14,498	—	237,226	130,474
Net income	30,036	23,769	305,874	196,607
Noncontrolling interests:
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(12,489)	785	(22,096)	(4,082)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,842)	(1,736)	(5,276)	(5,208)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(192)	(893)	(12,499)	(8,263)
Net income attributable to noncontrolling interests	(14,523)	(1,844)	(39,871)	(17,553)
Net income attributable to Aimco	15,513	21,925	266,003	179,054
Net income attributable to Aimco preferred stockholders	(4,323)	(2,757)	(9,838)	(9,037)
Net (income) loss attributable to participating securities	(14)	11	(384)	(690)
Net income attributable to Aimco common stockholders	$11,176	$19,179	$255,781	$169,327

Net income attributable to Aimco per common share – basic and diluted (Note 7)	$0.07	$0.12	$1.64	$1.09
Dividends declared per common share	$0.33	$0.30	$0.99	$0.88

Weighted average common shares outstanding – basic	156,079	155,639	155,944	154,994
Weighted average common shares outstanding – diluted	156,527	156,008	156,341	155,412

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$30,036	$23,769	$305,874	$196,607
Other comprehensive (loss) income:
Unrealized gains (losses) on interest rate swaps	337	(892)	(748)	(1,517)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	390	418	1,208	1,260
Unrealized (losses) gains on investments in debt securities classified as available-for-sale	(336)	1,111	5,615	(51)
Other comprehensive income (loss)	391	637	6,075	(308)
Comprehensive income	30,427	24,406	311,949	196,299
Comprehensive income attributable to noncontrolling interests	(14,639)	(1,888)	(40,341)	(17,597)
Comprehensive income attributable to Aimco	$15,788	$22,518	$271,608	$178,702

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$305,874	$196,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	245,356	226,819
Gain on dispositions of real estate, net of tax	(237,226)	(130,474)
Other adjustments	(10,530)	(17,137)
Net changes in operating assets and operating liabilities	(27,018)	(17,371)
Net cash provided by operating activities	276,456	258,444
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(287,952)	(142,207)
Capital expenditures	(259,323)	(277,575)
Proceeds from dispositions of real estate	325,344	227,911
Purchases of corporate assets	(6,472)	(4,625)
Change in restricted cash	(15,992)	2,900
Deposits for purchases of real estate	—	(25,801)
Other investing activities	10,134	3,678
Net cash used in investing activities	(234,261)	(215,719)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	190,714	232,994
Principal repayments on non-recourse property debt	(253,328)	(418,744)
Net borrowings on revolving credit facility	267,780	15,870
Proceeds from issuance of Common Stock	—	366,580
Redemption of Preferred Stock	(34,791)	(27,000)
Payment of dividends to holders of Preferred Stock	(7,866)	(8,342)
Payment of dividends to holders of Common Stock	(154,661)	(137,268)
Payment of distributions to noncontrolling interests	(29,026)	(46,026)
Purchases and redemptions of noncontrolling interests	(23,051)	(2,944)
Other financing activities	(847)	(1,575)
Net cash used in financing activities	(45,076)	(26,455)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,881)	16,270
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,789	28,971
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,908	$45,241

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Buildings and improvements	$6,481,206	$6,446,326
Land	1,925,303	1,861,157
Total real estate	8,406,509	8,307,483
Accumulated depreciation	(2,650,831)	(2,778,022)
Net real estate	5,755,678	5,529,461
Cash and cash equivalents	47,908	50,789
Restricted cash	109,511	86,956
Other assets	329,782	448,405
Assets held for sale	50,968	3,070
Total assets	$6,293,847	$6,118,681

LIABILITIES AND EQUITY
Non-recourse property debt, net	$3,760,761	$3,822,141
Revolving credit facility borrowings	294,780	27,000
Total indebtedness	4,055,541	3,849,141
Accounts payable	47,944	36,123
Accrued liabilities and other	212,046	317,481
Deferred income	46,490	64,052
Liabilities related to assets held for sale	1,018	53
Total liabilities	4,363,039	4,266,850
Redeemable preferred units	103,201	87,926
Commitments and contingencies (Note 5)
Partners’ Capital:
Preferred units	125,000	159,126
General Partner and Special Limited Partner	1,557,907	1,463,265
Limited Partners	(5,386)	(9,851)
Partners’ capital attributable to the Aimco Operating Partnership	1,677,521	1,612,540
Noncontrolling interests in consolidated real estate partnerships	150,086	151,365
Total partners’ capital	1,827,607	1,763,905
Total liabilities and partners’ capital	$6,293,847	$6,118,681

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES
Rental and other property revenues	$244,115	$240,382	$728,467	$717,308
Tax credit and asset management revenues	4,789	6,005	17,894	18,127
Total revenues	248,904	246,387	746,361	735,435

OPERATING EXPENSES
Property operating expenses	91,523	88,621	268,225	272,043
Investment management expenses	938	1,905	2,930	4,594
Depreciation and amortization	84,848	77,237	245,356	226,819
General and administrative expenses	11,320	11,013	34,509	33,727
Other expenses, net	1,543	3,590	8,639	7,521
Total operating expenses	190,172	182,366	559,659	544,704
Operating income	58,732	64,021	186,702	190,731
Interest income	2,163	1,737	5,841	5,167
Interest expense	(49,377)	(48,285)	(145,905)	(151,410)
Other, net	558	(1,983)	5,541	631
Income before income taxes and gain on dispositions	12,076	15,490	52,179	45,119
Income tax benefit	3,462	8,279	16,469	21,014
Income before gain on dispositions	15,538	23,769	68,648	66,133
Gain on dispositions of real estate, net of tax	14,498	—	237,226	130,474
Net income	30,036	23,769	305,874	196,607
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(12,489)	785	(22,096)	(4,082)
Net income attributable to the Aimco Operating Partnership	17,547	24,554	283,778	192,525
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(6,165)	(4,493)	(15,114)	(14,245)
Net (income) loss attributable to participating securities	(14)	11	(384)	(690)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$11,368	$20,072	$268,280	$177,590

Net income attributable to the Aimco Operating Partnership per common unit – basic (Note 7)	$0.07	$0.12	$1.64	$1.09
Net income attributable to the Aimco Operating Partnership per common unit – diluted (Note 7)	$0.07	$0.12	$1.63	$1.09
Distributions declared per common unit	$0.33	$0.30	$0.99	$0.88

Weighted average common units outstanding – basic	163,832	163,241	163,749	162,616
Weighted average common units outstanding – diluted	164,280	163,610	164,146	163,034

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$30,036	$23,769	$305,874	$196,607
Other comprehensive (loss) income:
Unrealized gains (losses) on interest rate swaps	337	(892)	(748)	(1,517)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	390	418	1,208	1,260
Unrealized (losses) gains on investments in debt securities classified as available-for-sale	(336)	1,111	5,615	(51)
Other comprehensive income (loss)	391	637	6,075	(308)
Comprehensive income	30,427	24,406	311,949	196,299
Comprehensive (income) loss attributable to noncontrolling interests	(12,591)	770	(22,285)	(4,143)
Comprehensive income attributable to the Aimco Operating Partnership	$17,836	$25,176	$289,664	$192,156

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$305,874	$196,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	245,356	226,819
Gain on dispositions of real estate, net of tax	(237,226)	(130,474)
Other adjustments	(10,530)	(17,137)
Net changes in operating assets and operating liabilities	(27,018)	(17,371)
Net cash provided by operating activities	276,456	258,444
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(287,952)	(142,207)
Capital expenditures	(259,323)	(277,575)
Proceeds from dispositions of real estate	325,344	227,911
Purchases of corporate assets	(6,472)	(4,625)
Change in restricted cash	(15,992)	2,900
Deposits for purchases of real estate	—	(25,801)
Other investing activities	10,134	3,678
Net cash used in investing activities	(234,261)	(215,719)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	190,714	232,994
Principal repayments on non-recourse property debt	(253,328)	(418,744)
Net borrowings on revolving credit facility	267,780	15,870
Proceeds from issuance of common partnership units to Aimco	—	366,580
Redemption of Preferred Units from Aimco	(34,791)	(27,000)
Payment of distributions to holders of Preferred Units	(13,142)	(13,550)
Payment of distributions to General Partner and Special Limited Partner	(154,661)	(137,268)
Payment of distributions to Limited Partners	(7,693)	(6,701)
Payment of distributions to noncontrolling interests	(16,057)	(34,117)
Purchases of noncontrolling interests	(11,869)	(328)
Other financing activities	(12,029)	(4,191)
Net cash used in financing activities	(45,076)	(26,455)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,881)	16,270
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,789	28,971
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,908	$45,241

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
Aimco, and through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common OP Unit equivalents. At September 30, 2016, after eliminations for units held by consolidated entities, the Aimco Operating Partnership had 164,525,865 common partnership units and equivalents outstanding. At September 30, 2016, Aimco owned 156,887,997 of the common partnership units (95.4% of the common partnership units and equivalents) of the Aimco Operating Partnership and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of September 30, 2016, we owned an equity interest in 138 conventional apartment communities with 39,316 apartment homes and 55 affordable apartment communities with 8,389 apartment homes. Of these, we consolidated 134 conventional apartment communities with 39,174 apartment homes and 48 affordable apartment communities with 7,702 apartment homes. Conventional and affordable apartment communities generated 90% and 10%, respectively, of the proportionate property net operating income (as defined in Note 8 and excluding amounts related to apartment communities sold or classified as held for sale) during the nine months ended September 30, 2016.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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

Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are reflected in Aimco’s accompanying balance sheets as noncontrolling interests in the Aimco Operating Partnership. Interests in partnerships consolidated into the Aimco Operating Partnership that are held by third parties are reflected in our accompanying balance sheets as noncontrolling interests in consolidated real estate partnerships. The assets of real estate partnerships consolidated by the Aimco Operating Partnership must first be used to settle the liabilities of such consolidated real estate partnerships. These consolidated real estate partnerships’ creditors do not have recourse to the general credit of the Aimco Operating Partnership.
Temporary Equity and Partners’ Capital
The following table presents a reconciliation of the Aimco Operating Partnership’s Preferred OP Units from December 31, 2015 to September 30, 2016. These amounts are presented within temporary equity in Aimco’s condensed consolidated balance sheets as preferred noncontrolling interests in the Aimco Operating Partnership, and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets as redeemable preferred units (in thousands).

Balance, December 31, 2015	$87,926
Distributions to preferred unitholders	(5,276)
Redemption of preferred units and other	(1,725)
Issuance of preferred units	17,000
Net income	5,276
Balance, September 30, 2016	$103,201
Aimco Equity (including Noncontrolling Interests)
The following table presents a reconciliation of Aimco’s consolidated permanent equity accounts from December 31, 2015 to September 30, 2016 (in thousands):

	Aimco Equity	Noncontrolling interests in consolidated real estate partnerships	Common noncontrolling interests in Aimco Operating Partnership	Total Equity
Balance, December 31, 2015	$1,622,391	$151,365	$(9,851)	$1,763,905
Redemption of preferred stock	(34,791)	—	—	(34,791)
Preferred stock dividends	(7,866)	—	—	(7,866)
Common dividends and distributions	(155,124)	(23,564)	(7,693)	(186,381)
Redemptions of common OP Units	—	—	(9,457)	(9,457)
Amortization of stock-based compensation cost	6,749	—	—	6,749
Stock option exercises	767	—	—	767
Effect of changes in ownership for consolidated entities (1)	(22,814)	—	8,941	(13,873)
Change in accumulated other comprehensive loss	5,605	189	281	6,075
Other	1,987	—	(106)	1,881
Net income	266,003	22,096	12,499	300,598
Balance, September 30, 2016	$1,682,907	$150,086	$(5,386)	$1,827,607

(1)
During the three months ended September 30, 2016, we acquired the noncontrolling limited partner’s interest in a consolidated real estate partnership that owns four low-income housing tax credit apartment communities. We recognized the excess of the consideration paid over the carrying amount of the noncontrolling interests as an adjustment of additional paid-in capital within Aimco equity.

Partners’ Capital attributable to the Aimco Operating Partnership
The following table presents a reconciliation of the consolidated partners’ capital balances in permanent capital that are attributable to the Aimco Operating Partnership from December 31, 2015 to September 30, 2016 (in thousands):

Partners’ capital attributable to the Aimco Operating Partnership
Balance, December 31, 2015	$1,612,540
Redemption of Preferred Units from Aimco	(34,791)
Distributions to preferred units held by Aimco	(7,866)
Distributions to common units held by Aimco	(155,124)
Distributions to common units held by Limited Partners	(7,693)
Redemption of common OP Units	(9,457)
Amortization of Aimco stock-based compensation cost	6,749
Common OP Units issued to Aimco in connection with Aimco stock option exercises	767
Effect of changes in ownership for consolidated entities	(13,873)
Change in accumulated other comprehensive loss	5,886
Other	1,881
Net income	278,502
Balance, September 30, 2016	$1,677,521
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
Recent Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), or ASU 2016-09, which is intended to simplify the accounting for share-based compensation. Under current practice, tax benefits in excess of compensation cost, or windfalls, are recorded in equity and tax deficiencies, are recorded in equity up to the amount of previous windfalls and then recognized in earnings. Under ASU 2016-09 all of the tax effects related to share-based compensation will be recognized through earnings. This change is required to be applied prospectively to all windfalls and tax deficiencies resulting from settlements that occur after the date of adoption. ASU 2016-09 also removes the requirement to delay recognition of a windfall until it reduces current taxes payable. Under the new standard, the windfall will be recorded when it arises. This change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings. ASU 2016-09 is effective for public entities for reporting periods beginning after December 15, 2016, and interim periods within that reporting period. We have completed our preliminary assessment of the effect ASU 2016-09 will have on our consolidated financial statements and do not anticipate recording a material cumulative effect adjustment upon adoption. Under ASU 2016-09, commencing in 2017, we may experience incremental volatility in income tax benefit or expense resulting from the recognition in earnings of windfall benefits or deficiencies upon the exercise of stock options and vesting of restricted shares.

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
Note 3 — Acquisitions, Dispositions and Other Significant Transactions
Investments in Apartment Communities
In August 2016, we purchased a 463-apartment home community in the final stages of construction at the time of acquisition. This community is located in Redwood City, California. At closing, we paid $303.0 million in cash, of which $11.1 million was placed in escrow to be released to the seller upon completion of the remaining apartment homes. We also issued $17.0 million in 6.0% Class Ten preferred OP Units to the seller. The purchase price, plus $1.8 million of capitalized transaction costs, was allocated as follows: $93.0 million to land; $226.8 million to buildings and improvements (including construction in progress); and $2.0 million to furniture and fixtures. Our purchase price allocation is based upon preliminary estimates and is therefore subject to change.
Disposition of Apartment Communities and Assets Held for Sale
Summarized information regarding apartment communities sold during the three and nine months ended September 30, 2016 and 2015, is set forth in the table below (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Apartment communities	1	—	4	8
Apartment homes	296	—	1,939	2,891
Income before income taxes and gain on disposition	$78	$398	$1,619	$2,845
Gain on disposition of real estate, net of tax (1)	$14,498	$—	$237,226	$130,474

(1)
We report gains on disposition net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property debt collateralized by the apartment communities being sold. Such prepayment penalties totaled $19.8 million for consolidated dispositions during the nine months ended September 30, 2015 ($13.2 million of which represented the mark-to-market adjustment).

In addition to the apartment communities we sold, we are currently marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such apartment communities meet the criteria to be classified as held for sale. As of September 30, 2016, we had four conventional apartment communities with 1,402 apartment homes classified as held for sale.
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
In accordance with the provisions of GAAP applicable to sales of real estate or interests therein, we recognized the sale of the assets and liabilities of the Napico portfolio, with the exception of the amounts related to the final two communities, in June 2016, upon receipt of the final payment. The sale recognition resulted in our reduction of other assets, and accrued liabilities and other, by $105.4 million and $111.6 million, respectively, and our recognition of a gain of $5.0 million, which is recorded in other, net on our condensed consolidated statements of operations. We also wrote off a deficit balance in noncontrolling interest in consolidated real estate partnerships associated with the Napico portfolio of $7.8 million, which is recorded in net income attributable to noncontrolling interests in consolidated real estate partnerships for the nine months ended September 30, 2016.
We will continue to account for the final two communities under the profit sharing method until we have been released from the guarantees and our legal interests have been transfered to the buyer. Accordingly, we will defer profit recognition associated with these communities, and will continue to recognize their assets and liabilities, each condensed into single line items within other assets and accrued liabilities and other, respectively, and a related balance in noncontrolling interests in consolidated real estate partnerships in our consolidated balance sheets. Such amounts were $36.5 million, $41.7 million and $0.1 million, respectively, as of September 30, 2016.
Equity and Partners’ Capital Transactions
On July 29, 2016, Aimco redeemed all of the outstanding shares of its Class Z Cumulative Preferred Stock at a redemption value of $34.8 million. We reflected the $0.7 million excess of the redemption value over the carrying amount and $1.3 million of issuance costs previously recorded as a reduction of additional paid-in capital as an adjustment of net income attributable to preferred stockholders for the three and nine months ended September 30, 2016. In connection with Aimco’s redemption of preferred stock, the Aimco Operating Partnership redeemed from Aimco an equal number of the corresponding class of partnership preferred units.
Note 4 — Fair Value Measurements
Recurring Fair Value Measurements
We measure at fair value on a recurring basis our investment in the securitization trust that holds certain of our property debt, which we classify as available for sale, or AFS, securities, and our interest rate swaps, both of which are classified within Level 2 of the GAAP fair value hierarchy.
Our investments classified as AFS are presented within other assets in the accompanying consolidated balance sheets. We hold several positions in the securitization trust that pay interest currently, and we also hold the first loss position in the securitization trust, which accrues interest over the term of the investment. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining expected term of the investments, which, as of September 30, 2016, was approximately 4.7 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $71.3 million and $67.8 million at September 30, 2016 and December 31, 2015, respectively. We estimated the fair value of these investments to be $74.6 million and $65.5 million at September 30, 2016 and December 31, 2015, respectively.
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
The following table sets forth a summary of the changes in fair value in our interest rate swaps (in thousands):

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$(4,938)	$(5,273)
Unrealized losses included in interest expense	(33)	(36)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	1,208	1,260
Unrealized losses included in equity and partners’ capital	(748)	(1,517)
Ending balance	$(4,511)	$(5,566)

As of September 30, 2016 and December 31, 2015, our interest rate swaps had aggregate notional amounts of $49.6 million and $49.9 million, respectively. As of September 30, 2016, these swaps had a weighted average remaining term of 4.3 years. We have designated these interest rate swaps as cash flow hedges. The fair value of these swaps is presented within accrued liabilities and other in our condensed consolidated balance sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity and partners’ capital to the extent of their effectiveness.
If the forward rates at September 30, 2016 remain constant, we estimate that during the next 12 months, we would reclassify approximately $1.3 million of the unrealized losses in accumulated other comprehensive loss into earnings. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.
Fair Value Disclosures
We believe that the aggregate fair value of our cash and cash equivalents, receivables and payables approximates their aggregate carrying amounts at September 30, 2016 and December 31, 2015, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of our consolidated total indebtedness was approximately $4.3 billion and $4.0 billion at September 30, 2016 and December 31, 2015, respectively, as compared to aggregate carrying amounts of $4.1 billion and $3.8 billion, respectively. Substantially all of the difference between the fair value and the carrying value of our consolidated indebtedness relates to loans secured by apartment communities that we wholly own. We estimate the fair value of our consolidated debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered assets within our portfolio. We classify the fair value of our consolidated debt within Level 3 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.
Note 5 — Commitments and Contingencies
Commitments
In connection with our redevelopment, development and capital improvement activities, we have entered into various construction-related contracts and we have made commitments to complete redevelopment of certain apartment communities, pursuant to financing or other arrangements. As of September 30, 2016, our commitments related to these capital activities totaled approximately $116.6 million, most of which we expect to incur during the next 12 months. In addition, for our ongoing redevelopments, we have estimated capital spending of approximately $26.3 million that was not committed pursuant to construction-related contracts or financing or other arrangements discussed above, but which we expect to incur.
We also enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
Tax Credit Arrangements
We are required to manage certain consolidated real estate partnerships in compliance with various laws, regulations and contractual provisions that apply to our historic and low-income housing tax credit syndication arrangements. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in our condensed consolidated balance sheet, until such time as our obligation to deliver tax benefits is relieved. The remaining compliance periods for our tax credit syndication arrangements range from less than one year to 9 years. We do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
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
Limited Partnerships
In connection with our acquisitions of interests in real estate partnerships, we are sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the partners of such real estate partnerships or noncompliance with the relevant partnership agreements. We may incur costs in connection with the defense or settlement of such litigation. We believe that we comply with our fiduciary obligations and relevant partnership agreements. Although the outcome of any litigation is uncertain, we do not expect any such legal actions to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
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
We are engaged in discussions with the Environmental Protection Agency, or EPA, and the Indiana Department of Environmental Management, or IDEM, regarding contaminated groundwater in a residential area in the vicinity of an Indiana apartment community that has not been owned by us since 2008.  The contamination allegedly derives from a dry cleaner that operated on our former property, prior to our ownership. We have undertaken a voluntary remediation of the dry cleaner contamination under IDEM’s oversight, and in previous years accrued our share of the then estimated cleanup and abatement costs. However, EPA has now listed our former community and a number of residential communities in the vicinity on the National Priorities List, or NPL, (i.e. as a Superfund site), and IDEM has formally sought to terminate us from the voluntary remediation program.  We are in discussions with the EPA regarding next steps on the NPL listing and also may file an appeal of the listing. We have already appealed IDEM’s decision to terminate us from the voluntary remediation program. Although the outcome of these processes are uncertain, we do not expect their resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We also have been contacted by regulators and the current owner of a property in Lake Tahoe regarding environmental issues allegedly stemming from the historic operation of a dry cleaner.  An entity owned by us was the former general partner of a now-dissolved company that previously owned the dry cleaner site. That entity and the current property owner have been remediating the dry cleaner site since 2009, under the oversight of the Lahontan Regional Water Quality Control Board, or Lahontan. In July 2016, Lahontan sent us, the current property owner and a former operator of the dry cleaner a proposed cleanup and abatement order that rejects technical and legal arguments we previously made to Lahontan, and which if entered, would require all three parties to perform additional groundwater investigation and corrective actions with respect to onsite and offsite contamination. In September, we submitted comments to this proposed order. Based on the information learned to date, during the nine months ended September 30, 2016, we accrued our share of the estimated cleanup and abatement costs. This accrual did not have a material effect on our consolidated results of operations. Although the outcome of this process is uncertain, we do not expect its resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of September 30, 2016, are immaterial to our consolidated financial condition, results of operations and cash flows.
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
Aimco consolidates the Aimco Operating Partnership, which is a variable interest entity, or VIE, for which Aimco is the primary beneficiary. Aimco, through the Aimco Operating Partnership, consolidates all VIEs for which we are the primary beneficiary. Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership is considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor certain rights to participate in the decisions that most significantly affect the financial results of the partnership. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.
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

	September 30, 2016	December 31, 2015
VIEs with interests in conventional apartment communities	12	13
Conventional apartment communities held by VIEs	16	17
Apartment homes in conventional communities held by VIEs	5,993	6,089
VIEs with interests in affordable apartment communities	60	62
Affordable apartment communities held by VIEs	47	48
Apartment homes in affordable communities held by VIEs	7,260	7,556

Assets of the Aimco Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the Aimco Operating Partnership. Assets and liabilities of consolidated VIEs are summarized in the table below (in thousands):

	September 30, 2016	December 31, 2015
Assets
Net real estate	$1,147,334	$1,201,998
Cash and cash equivalents	26,495	28,118
Restricted cash	42,534	44,813
Assets held for sale	21,685	—
Liabilities
Non-recourse property debt	967,993	959,523
Accrued liabilities and other	34,794	28,846
Liabilities related to assets held for sale	448	—
In addition to the consolidated VIEs discussed above, at December 31, 2015, our consolidated financial statements included certain interests in consolidated and unconsolidated partnerships that were part of the legacy asset management business. As discussed in Note 3, the majority of these assets and liabilities were derecognized in June 2016.
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
Our common stock equivalents and common partnership unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. These equivalents also include unvested restricted stock awards that do not meet the definition of participating securities, which would result in the issuance of additional common shares and common partnership units equal to the number of shares that vest. The effect of these securities was dilutive for the three and nine months ended September 30, 2016 and 2015, and accordingly has been included in the denominator for calculating diluted earnings per share and unit during these periods.
Certain of our restricted stock awards receive dividends similar to shares of Common Stock and common partnership units. These dividends are not forfeited in the event that the restricted stock does not vest. Therefore, the unvested restricted shares related to these awards are characterized as participating securities in accordance with GAAP. The effect of participating securities is included in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings. At September 30, 2016 and 2015, there were 0.2 million shares and 0.7 million shares of unvested participating restricted shares, respectively.
Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at the Aimco Operating Partnership’s option, Common Stock, and are paid distributions varying from 1.9% to 8.8% per annum per unit. As of September 30, 2016, a total of 3.9 million preferred OP Units were outstanding with an aggregate redemption value of $103.2 million and were potentially redeemable for approximately 2.2 million shares of Common Stock (based on the period end market price), or cash at the Aimco Operating Partnership’s option. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations and we expect to exclude them in future periods.

Note 8 — Business Segments
We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartment communities with rents paid by the residents and included 130 apartment communities with 37,772 apartment homes at September 30, 2016. Our affordable real estate operations consisted of 46 apartment communities with 7,610 apartment homes at September 30, 2016, with rents that are generally paid, in whole or part, by a government agency.
Due to the diversity of our economic ownership interests in our apartment communities, our chief executive officer, who is our chief operating decision maker, uses proportionate property net operating income to assess the operating performance of our apartment communities. Proportionate property net operating income reflects our share of rental and other property revenues less direct property operating expenses, including real estate taxes, for the consolidated apartment communities that we own and manage. The following tables present the revenues, net operating income and income before gain on dispositions of our conventional and affordable real estate operations segments on a proportionate basis (excluding amounts related to apartment communities sold or classified as held for sale) for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended September 30, 2016
Rental and other property revenues	$203,532	$25,368	$7,311	$7,904	$244,115
Tax credit and asset management revenues	—	—	—	4,789	4,789
Total revenues	203,532	25,368	7,311	12,693	248,904
Property operating expenses	66,888	9,869	2,269	12,497	91,523
Investment management expenses	—	—	—	938	938
Depreciation and amortization	—	—	—	84,848	84,848
General and administrative expenses	—	—	—	11,320	11,320
Other expenses, net	—	—	—	1,543	1,543
Total operating expenses	66,888	9,869	2,269	111,146	190,172
Net operating income	136,644	15,499	5,042	(98,453)	58,732
Other items included in income before gain on dispositions (3)	—	—	—	(43,194)	(43,194)
Income before gain on dispositions	$136,644	$15,499	$5,042	$(141,647)	$15,538

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended September 30, 2015
Rental and other property revenues	$190,702	$23,610	$7,552	$18,518	$240,382
Tax credit and asset management revenues	—	—	—	6,005	6,005
Total revenues	190,702	23,610	7,552	24,523	246,387
Property operating expenses	63,482	9,383	2,279	13,477	88,621
Investment management expenses	—	—	—	1,905	1,905
Depreciation and amortization	—	—	—	77,237	77,237
General and administrative expenses	—	—	—	11,013	11,013
Other expenses, net	—	—	—	3,590	3,590
Total operating expenses	63,482	9,383	2,279	107,222	182,366
Net operating income	127,220	14,227	5,273	(82,699)	64,021
Other items included in income before gain on dispositions (3)	—	—	—	(40,252)	(40,252)
Income before gain on dispositions	$127,220	$14,227	$5,273	$(122,951)	$23,769

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Nine Months Ended September 30, 2016
Rental and other property revenues	$597,239	$75,149	$22,046	$34,033	$728,467
Asset management and tax credit revenues	—	—	—	17,894	17,894
Total revenues	597,239	75,149	22,046	51,927	746,361
Property operating expenses	194,690	29,042	6,363	38,130	268,225
Investment management expenses	—	—	—	2,930	2,930
Depreciation and amortization	—	—	—	245,356	245,356
General and administrative expenses	—	—	—	34,509	34,509
Other expenses, net	—	—	—	8,639	8,639
Total operating expenses	194,690	29,042	6,363	329,564	559,659
Net operating income (loss)	402,549	46,107	15,683	(277,637)	186,702
Other items included in income before gain on dispositions (3)	—	—	—	(118,054)	(118,054)
Income before gain on dispositions	$402,549	$46,107	$15,683	$(395,691)	$68,648

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Nine Months Ended September 30, 2015
Rental and other property revenues	$559,973	$70,446	$21,584	$65,305	$717,308
Asset management and tax credit revenues	—	—	—	18,127	18,127
Total revenues	559,973	70,446	21,584	83,432	735,435
Property operating expenses	185,408	28,166	6,841	51,628	272,043
Investment management expenses	—	—	—	4,594	4,594
Depreciation and amortization	—	—	—	226,819	226,819
General and administrative expenses	—	—	—	33,727	33,727
Other expenses, net	—	—	—	7,521	7,521
Total operating expenses	185,408	28,166	6,841	324,289	544,704
Net operating income (loss)	374,565	42,280	14,743	(240,857)	190,731
Other items included in income before gain on dispositions (3)	—	—	—	(124,598)	(124,598)
Income before gain on dispositions	$374,565	$42,280	$14,743	$(365,455)	$66,133

(1)
Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the results of our consolidated apartment communities, which are excluded from proportionate property net operating income for our segment evaluation but included in the related consolidated amounts.

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
For the nine months ended September 30, 2016 and 2015, capital additions related to our conventional segment totaled $245.7 million and $258.7 million, respectively, and capital additions related to our affordable segment totaled $6.4 million and $6.5 million, respectively.

The assets of our reportable segments on a proportionate basis, together with the proportionate adjustments to reconcile these amounts to the consolidated assets of our segments, and the consolidated assets not allocated to our segments are as follows (in thousands):

	September 30, 2016	December 31, 2015
Conventional	$5,365,047	$4,979,504
Affordable	394,086	409,165
Proportionate adjustments (1)	172,111	174,202
Corporate and other assets (2)	362,603	555,810
Total consolidated assets	$6,293,847	$6,118,681

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
Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation:

•
Real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location and quality of competitive new housing supply; the timing of acquisitions, dispositions, redevelopments and developments; and changes in operating costs, including energy costs;

•
Financing risks, including the availability and cost of capital markets financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest and the risk that our earnings may not be sufficient to maintain compliance with debt covenants;

•	Insurance risks, including the cost of insurance and natural disasters and severe weather such as hurricanes; and

•
Legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of governmental regulations that affect us and interpretations of those regulations; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by us.

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

Our principal financial objective is to provide predictable and attractive returns to our equity holders, as measured by growth in Economic Income, which we define as the annual change in net asset value per share plus cash dividends per share, and Adjusted Funds From Operations (defined under the Non-GAAP Performance Measures heading below). Our business plan to achieve this objective is to:

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
Our business is organized around our strategic areas of focus: excellence in property operations; adding value through redevelopment and limited development; upgrading our portfolio through disciplined portfolio management; maintaining a safe and liquid balance sheet; and fostering a performance culture. Recent accomplishments in the execution of such strategies are discussed below.
Property Operations
We own and operate a diversified portfolio of conventional apartment communities. At September 30, 2016, our conventional portfolio included 138 apartment communities with 39,316 apartment homes in which we held an average ownership of approximately 98%. We also operate a portfolio of affordable apartment communities, which consists of apartments with rents that are generally paid, in whole or part, by a government agency. At September 30, 2016, our affordable portfolio consisted of 55 apartment communities with 8,389 apartment homes. We have 95% average economic interest in the results of operations of the affordable portfolio; however, pursuant to the related partnership agreements, we may be entitled to a lesser percentage of the proceeds from sale of the apartment communities. Our conventional and affordable portfolios comprise our reportable segments and generated 90% and 10%, respectively, of our proportionate property net operating income (defined below under the Results of Operations – Real Estate Operations heading) during the nine months ended September 30, 2016.
Our property operations team delivered solid results for the three months ended September 30, 2016.  Highlights for the quarter include:

•	Conventional Same Store net operating income increased year-over-year by 6.3%, consisting of revenue and expense growth of 5.0% and 2.4% respectively;

•
Increases on renewals and new leases averaged 5.3% and 3.0%, respectively, for the three months ended September 30, 2016, for a weighted average increase of 4.1% for our conventional same store portfolio;

•	For the three months ended September 30, 2016, our Conventional portfolio provided a 67% net operating income margin and a 62% free cash flow margin; and

•
As of September 30, 2016, 73% of the apartment homes at One Canal in Boston were leased at rental rates ahead of underwriting and 48% of the apartment homes at our recently acquired community, Indigo, in Redwood City, California, were leased at rental rates consistent with underwriting. Lease pace at both lease-up communities was well ahead of underwriting.

Net operating income margin represents an apartment community’s proportionate property net operating income as a percentage of the apartment community’s proportionate rental and other property revenues. Free cash flow and free cash flow margin are defined under the Non-GAAP Performance Measures heading below.
Redevelopment and Development
We invest in the redevelopment of certain apartment communities in superior locations and have undertaken a range of redevelopments, including those in which buildings or exteriors are renovated without the need to vacate apartment homes; those in which significant renovation of apartment homes may be accomplished upon lease expiration and turnover; and those in which an entire building or community is wholly vacated. We execute certain of our redevelopments using a phased approach, in which we renovate portions of an apartment community in stages, which allows additional flexibility in the timing and amount of redevelopment costs and the ability to tailor our product offerings to customer response and rent achievement. In addition, we undertake ground-up development, either directly in connection with the redevelopment of an existing apartment community or, on a more limited basis, at a new location with a third party development partner with expertise in the local market.
During the nine months ended September 30, 2016, we invested $117.8 million in redevelopment, $65.1 million of which related to the ongoing redevelopment of Park Towne Place and The Sterling, mixed-use communities located in Center City Philadelphia. We are redeveloping the four towers at Park Towne Place, one at a time, and at September 30, 2016, we had leased 90% of the completed homes in the South Tower and 59% of the completed homes in the East Tower. Rental rates are consistent with underwriting. Based on this success, we have commenced redevelopment of the North Tower. We are redeveloping The Sterling, a 30-story building, one floor at a time, and at September 30, 2016, we had leased 91% of the completed homes. Rental rates are consistent with underwriting.
During the three months ended September 30, 2016, we began a $15.2 million redevelopment of Saybrook Pointe, a 324 apartment home community located in San Jose, California. Redevelopment of this community will include redesigned kitchens and open living space within the apartment homes. We also began a $25.7 million redevelopment of Yorktown, a 364 apartment home community located in Lombard, Illinois. Redevelopment of Yorktown will include upgrading apartment homes, expansion of the fitness center and renovation of common areas.
During the nine months ended September 30, 2016, we invested $30.5 million in development, primarily in the completion of One Canal in Boston. Lease-up pace is well ahead of expectations with 73% of the apartment homes leased at September 30, 2016, at rental rates above underwriting.
During the second quarter, our Vivo community in Cambridge, Massachusetts achieved stabilized occupancy two months ahead of schedule with rental rates consistent with underwriting.
See below under the Liquidity and Capital Resources – Redevelopment and Development heading for additional information regarding our redevelopments and developments during the nine months ended September 30, 2016.
Portfolio Management
Our portfolio strategy seeks predictable rent growth from a portfolio of apartment communities that is diversified across “A,” “B” and “C+” price points, averaging “B/B+” in quality, and that is also diversified across large coastal and job growth markets in the United States. We measure conventional apartment community quality based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of the local market average, as “B” quality apartment communities those earning rents between 90% and 125% of the local market average; “C+” quality apartment communities are those with rents greater than $1,100 per month, but lower than 90% of the local market average; and “C” quality apartment communities are those with rents less than $1,100 per month and lower than 90% of the local market average. We classify as “B/B+” quality a portfolio that on average earns rents between 100% and 125% of the local market average rents where the portfolio is located. Although some companies and analysts within the multifamily real estate industry use apartment community quality ratings of “A,” “B” and “C,” some of which are tied to local market rent averages, the metrics used to classify apartment community quality as well as the timing for which local markets rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multifamily real estate industry.
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

	Three Months Ended
	September 30,
	2016	2015
% Net Operating Income in target markets	89%	87%
Average Revenue per Effective Apartment Home (1)	$1,950	$1,810
Portfolio Average Rents as a Percentage of Local Market Average Rents	113%	110%
Percentage A (3Q 2016 Average Revenue per Effective Apartment Home $2,459)	51%	50%
Percentage B (3Q 2016 Average Revenue per Effective Apartment Home $1,731)	37%	33%
Percentage C+ (3Q 2016 Average Revenue per Effective Apartment Home $1,584)	12%	17%
(1) Average revenue per effective apartment home represents rental and other property revenues divided by the number of occupied apartment homes multiplied by our ownership interest in the apartment community as of the end of the current period.

During the three months ended September 30, 2016, our conventional portfolio average revenue per effective apartment home was $1,950, a 7.7% increase compared to three months ended September 30, 2015, due to year-over-year Conventional Same Store average revenue per effective apartment home growth of 5.0% and the sale of conventional apartment communities in 2015 and 2016, with average revenues per effective apartment home substantially lower than those of the retained portfolio. We have reinvested the sales proceeds through redevelopment, development and acquisition of apartment communities with higher rents and better prospects. Average revenue per effective apartment home is a non-GAAP financial measure, which is further discussed under the Non-GAAP Performance Measures heading.
As we execute our portfolio strategy, we expect to increase conventional portfolio average revenue per apartment home at a rate greater than market rent growth; to increase FCF margins; and to increase to 95% or more the percentage of our conventional property net operating income earned in our target markets.
During the nine months ended September 30, 2016, we also sold three conventional apartment communities with 1,643 apartment homes for gross proceeds of $301.9 million. We sold one apartment community from our low-income housing tax credit portfolio for gross proceeds of $27.5 million. After repayment of property debt, payment of transaction costs and distributions to noncontrolling interests, our share of the net proceeds totaled $10.3 million.
During the three months ended September 30, 2016, we acquired for $320 million, Indigo, a 463-home apartment community in Redwood City, California that was in the final stages of construction at the time of acquisition. Following acquisition, we pledged Indigo as collateral for a $145.0 million 10-year fixed-rate, amortizing, non-recourse property loan with an interest rate of 3.34%. This interest rate was 152 basis points above the 10-year Treasury rate at the time of pricing. As of September 30, 2016, our lease pace was ahead of expectations, with approximately 48% of the apartment homes leased, at rental rates consistent with underwriting.
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
Proportionate Debt, Adjusted EBITDA and Adjusted Interest Expense, as used in these ratios, are non-GAAP financial measures, which are further discussed and reconciled under the Non-GAAP Performance Measures – Leverage Ratios heading. Preferred Equity represents Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units. Our leverage ratios for the trailing twelve month periods ended September 30, 2016 and 2015, are presented below:

Trailing Twelve Months Ended September 30,
	2016	2015
Proportionate Debt to Adjusted EBITDA	6.5x	6.6x
Proportionate Debt plus Preferred Equity to Adjusted EBITDA	6.9x	7.1x
Adjusted EBITDA to Adjusted Interest Expense	3.2x	3.0x
Adjusted EBITDA to Adjusted Interest Expense and Preferred Dividends	2.9x	2.7x
Future leverage reduction is expected from earnings growth, especially as apartment communities now being redeveloped are completed and the lease-up of One Canal and Indigo are completed, and from regularly scheduled property debt amortization funded from retained earnings. As of September 30, 2016, we held apartment communities in an unencumbered pool with an estimated fair value of approximately $1.6 billion.
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
Key Financial Indicators
The key financial indicator that we use in managing our business and in evaluating our operating performance is Adjusted Funds From Operations. In addition to this indicator, we evaluate our operating performance and financial condition using: Pro forma Funds From Operations; Free Cash Flow; Free Cash Flow capitalization rate; net operating income, or NOI, capitalization rate; same store property operating results; proportionate property NOI; average revenue per effective apartment home; financial coverage ratios; and net leverage. Most of these financial indicators are non-GAAP financial measures, which are defined, further described, and for certain of the measures, reconciled to comparable GAAP-based measures, under the Non-GAAP Performance Measures heading.
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
Three Months Ended September 30, 2016 compared to September 30, 2015
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership decreased by $6.4 million and $7.0 million, respectively, during the the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The decreases in income for Aimco and the Aimco Operating Partnership were principally due to a decrease in operating income mainly due to an increase in depreciation and amortization resulting from redeveloped and developed apartment communities placed into service during 2016 and 2015.
Nine Months Ended September 30, 2016 compared to September 30, 2015
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership increased by $86.9 million and $91.3 million, respectively, during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The increases in income for Aimco and the Aimco Operating Partnership were principally due to an increase in gains on dispositions of real estate, partially offset by an increase in depreciation and amortization resulting from 2015 acquisitions and redeveloped and developed apartment communities placed into service during 2016 and 2015.
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
Conventional Real Estate Operations
Our conventional segment consists of apartment communities we classify as Conventional Same Store, Conventional Redevelopment and Development, Conventional Acquisition, and Other Conventional apartment communities. Conventional Same Store apartment communities are those that we own and manage, that have reached stabilized occupancy (greater than 90%) as of January 1, 2015 and maintained it throughout the current and comparable prior periods, and that are not expected to be sold within 12 months. Conventional Redevelopment and Development apartment communities are those currently under construction that are not occupancy stabilized and those that have been completed in recent years that had not achieved and maintained stabilized occupancy for both the current and the comparable prior periods. Conventional Acquisition apartment communities are those we have acquired since January 1, 2015. Other Conventional apartment communities are those that do not meet the Conventional Same Store definition because they have significant rent control restrictions or had not reached and maintained a stabilized level of occupancy as of January 1, 2015, often due to a casualty event, or are expected to be sold within 12 months but do not yet meet the criteria to be classified as held for sale.
As of September 30, 2016, as defined by our segment performance metrics, our conventional portfolio consisted of the following:

•	103 Conventional Same Store apartment communities with 31,448 apartment homes;

•	11 Conventional Redevelopment and Development apartment communities with 4,170 apartment homes;

•	3 Conventional Acquisition apartment communities with 672 apartment homes; and

•	13 Other Conventional apartment communities with 1,482 apartment homes.
From December 31, 2015 to September 30, 2016, on a net basis, our Conventional Same Store portfolio decreased by four apartment communities and 1,701 apartment homes. This decrease consisted of:

•	four apartment communities with 1,402 apartment homes that were reclassified as held for sale;

•	four apartment communities with 1,313 apartment homes that were reclassified into Conventional Redevelopment and Development;

•	one apartment community with 325 apartment homes that was sold; and

•	one apartment community with 246 apartment homes that was reclassified into Other Conventional as a result of a casualty event.
These decreases were offset by the addition of four apartment communities with 1,142 apartment homes that were reclassified from our Conventional Acquisition portfolio as we have now owned them for the entirety of both periods presented, and two apartment communities with 443 apartment homes that were reclassified from our Conventional Redevelopment and Development portfolio upon maintaining stabilized occupancy for the entirety of both periods presented.

Our conventional segment results for the three and nine months ended September 30, 2016 and 2015, as presented below, are based on the apartment community populations as of September 30, 2016.

	Three Months Ended September 30,
(in thousands)	2016	2015	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$165,032	$157,138	$7,894	5.0%
Conventional Redevelopment and Development	26,310	23,279	3,031	13.0%
Conventional Acquisition	2,616	1,099	1,517	138.0%
Other Conventional	9,574	9,186	388	4.2%
Total	203,532	190,702	12,830	6.7%
Property operating expenses:
Conventional Same Store	51,598	50,384	1,214	2.4%
Conventional Redevelopment and Development	9,514	8,286	1,228	14.8%
Conventional Acquisition	1,663	887	776	87.5%
Other Conventional	4,113	3,925	188	4.8%
Total	66,888	63,482	3,406	5.4%
Proportionate property net operating income:
Conventional Same Store	113,434	106,754	6,680	6.3%
Conventional Redevelopment and Development	16,796	14,993	1,803	12.0%
Conventional Acquisition	953	212	741	349.5%
Other Conventional	5,461	5,261	200	3.8%
Conventional segment proportionate property net operating income	$136,644	$127,220	$9,424	7.4%
For the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, our conventional segment’s proportionate property net operating income increased $9.4 million, or 7.4%.
For the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, Conventional Same Store proportionate property net operating income increased by $6.7 million, or 6.3%. This increase was primarily attributable to a $7.9 million, or 5.0%, increase in rental and other property revenues due to higher average revenues (approximately $89 per effective apartment home), comprised primarily of increases in rental rates and an increase in parking fees and utility reimbursement. Rental rates on new leases transacted during the three months ended September 30, 2016, were 3.0% higher than expiring lease rates, and renewal rates were 5.3% higher than expiring lease rates. Conventional Same Store operating expenses increased by $1.2 million, or 2.4%, primarily due to higher real estate taxes, personnel costs and utilities, partially offset by lower administrative and marketing costs. During the three months ended September 30, 2016, as compared to 2015, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, increased by $0.5 million, or 2.0%.
Our Conventional Redevelopment and Development proportionate property net operating income increased by $1.8 million during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to increases in net operating income associated with the lease-up of apartment homes placed into service following completion of redevelopment activities. From September 30, 2015 to September 30, 2016, we achieved occupancy stabilization at our Lincoln Place, The Preserve at Marin, Ocean House on Prospect and Vivo apartment communities, for which redevelopment or development was completed during 2015. We also continued to lease the redeveloped or developed homes at Park Towne Place, The Sterling and One Canal, whereas such homes were not in service during the comparative period in 2015. This was partially offset by a reduction in revenue associated with apartment homes taken out of service for the current phases of our Park Towne Place, The Sterling, Palazzo at Park La Brea and Saybrook Pointe redevelopments.

	Nine Months Ended September 30,
(in thousands)	2016	2015	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$487,134	$465,231	$21,903	4.7%
Conventional Redevelopment and Development	75,091	65,143	9,948	15.3%
Conventional Acquisition	6,158	2,006	4,152	207.0%
Other Conventional	28,856	27,593	1,263	4.6%
Total	597,239	559,973	37,266	6.7%
Property operating expenses:
Conventional Same Store	151,862	148,686	3,176	2.1%
Conventional Redevelopment and Development	26,467	23,514	2,953	12.6%
Conventional Acquisition	3,586	1,682	1,904	113.2%
Other Conventional	12,775	11,526	1,249	10.8%
Total	194,690	185,408	9,282	5.0%
Proportionate property net operating income:
Conventional Same Store	335,272	316,545	18,727	5.9%
Conventional Redevelopment and Development	48,624	41,629	6,995	16.8%
Conventional Acquisition	2,572	324	2,248	693.8%
Other Conventional	16,081	16,067	14	0.1%
Conventional segment proportionate property net operating income	$402,549	$374,565	$27,984	7.5%
For the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, our conventional segment’s proportionate property net operating income increased $28.0 million, or 7.5%.
For the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, Conventional Same Store proportionate property net operating income increased by $18.7 million, or 5.9%. This increase was primarily attributable to a $21.9 million, or 4.7%, increase in rental and other property revenues due to higher average revenues (approximately $85 per effective home), comprised primarily of increases in rental rates, partially offset by a 20 basis point decrease in average daily occupancy, a portion of which was due to our decision to move lease expirations from our slower months into peak leasing season with higher demand. Rental rates on new leases transacted during the nine months ended September 30, 2016, were 3.6% higher than expiring lease rates, and renewal rates were 5.7% higher than expiring lease rates. The increase in Conventional Same Store rental and other property revenues was partially offset by a $3.2 million, or 2.1%, increase in property operating expenses, primarily due to increases in real estate taxes, personnel, repairs and maintenance and turnover costs related to our movement in 2016 of lease expirations into peak leasing season, partially offset by lower utility expenses. During the nine months ended September 30, 2016, as compared to 2015, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, increased by $2.2 million, or 3.2%.
Our Conventional Redevelopment and Development proportionate property net operating income increased by $7.0 million during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to increases in net operating income associated with the lease-up of apartment homes placed into service following completion of redevelopment activities. From September 30, 2015 to September 30, 2016, we achieved occupancy stabilization at our Lincoln Place, The Preserve at Marin, Ocean House on Prospect and Vivo apartment communities, for which redevelopment or development was completed during 2015. We also continued to lease the redeveloped or developed homes at Park Towne Place, The Sterling and One Canal, whereas such homes were not in service during the comparative period in 2015. This was partially offset by a reduction in revenue associated with apartment homes taken out of service for the current phases of our Park Towne Place, The Sterling and Palazzo at Park La Brea redevelopments.
Our Conventional Acquisitions proportionate property net operating income increased by $2.2 million during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to the timing of acquisitions.
Affordable Real Estate Operations
Our affordable segment consists primarily of apartment communities that are subject to low-income housing tax credit agreements. At September 30, 2016, as defined by our segment performance metrics, our affordable portfolio consisted of 46 apartment communities with 7,610 apartment homes.

For the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, our affordable segment’s proportionate property net operating income increased by $1.3 million, or 8.9%, and $3.8 million, or 9.1%, respectively. The increases were primarily attributed to an increase in rental income driven by higher rental rates, including market rent increases on four apartment communities that were approved in 2016 by the Department of Housing and Urban Development, partially offset by higher personnel and repairs and maintenance costs.

Non-Segment Real Estate Operations
Real estate operations net operating income amounts not attributed to our conventional or affordable segments include offsite costs associated with property management and casualty losses, reported in consolidated amounts, which we do not allocate to our conventional or affordable segments for purposes of evaluating segment performance (see Note 8 to the condensed consolidated financial statements in Item 1).
For the three months ended September 30, 2016 and 2015, offsite costs associated with property management expenses totaled $6.4 million and $5.8 million, respectively. For the nine months ended September 30, 2016 and 2015, property management expenses totaled $18.2 million and $17.9 million, respectively. Property management expenses increased in each period due to higher personnel and related expenses.
For the three months ended September 30, 2016, casualty losses totaled $3.0 million and included one large claim related to fire damage and two large claims related to water damage resulting from damaged pipes. For the three months ended September 30, 2015, casualty losses totaled $0.8 million and included a large claim for fire damage.
During the nine months ended September 30, 2016, casualty losses totaled $6.0 million and included one large claim related to fire damage and several large claims primarily related to water damage resulting from storms affecting one community and damaged pipes at several others. For the nine months ended September 30, 2015, casualty losses totaled $6.4 million and included snow removal costs associated with the severe snow storms in the Northeast and several water damage claims resulting from damaged pipes.
Tax Credit and Asset Management Revenues
We sponsor certain consolidated partnerships that acquire, develop and operate qualifying affordable housing apartment communities and are structured to provide for the pass-through of tax credits and deductions to their partners. We recognize income associated with the delivery of tax credits and deductions generated by these partnerships to the partners.
For the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, tax credit and asset management revenues decreased by $1.2 million and $0.2 million, respectively. This decrease was primarily attributable to lower amortization of tax credit income due to delivery of substantially all of the tax credits on various apartment communities in prior periods. The decrease in the nine months ended September 30, 2016, was largely offset by a $3.6 million fee earned for assisting a third party property owner in a mark-up-to-market renewal related to a property we previously owned.
Investment Management Expenses
For the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015, investment management expenses decreased $1.0 million and $1.7 million, respectively, primarily due to a decrease in acquisition-related costs.
Depreciation and Amortization
For the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015, depreciation and amortization increased $7.6 million, or 9.9%, and $18.5 million, or 8.2%, respectively, primarily due to capital additions, amounts placed in service as we completed apartment homes in our redevelopments and developments, and apartment communities we acquired, partially offset by decreases associated with fully depreciated real estate assets and apartment communities sold.
Other Expenses, net
For the three months ended September 30, 2016, compared to the three months ended September 30, 2015, other expenses, net decreased $2.0 million, primarily due to lower legal costs.

For the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, other expenses, net increased by $1.1 million. The increase in other expense was primarily attributed to our recognition of estimated environmental cleanup and abatement costs further discussed in Note 5 to the condensed consolidated financial statements in Item 1, partially offset by lower legal and related costs and lower insurance costs.
Interest Expense
For the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, interest expense, which includes the amortization of debt issuance costs, increased by $1.1 million, or 2.3%. The increase was attributed to two of our redevelopments that reached completion of construction and ceased capitalization of related interest costs and higher average borrowings on our revolving credit facility. The increases in interest expense were partially offset by decreases related to lower average outstanding balances on non-recourse property debt for our existing apartment communities and decreases in property debt resulting from apartment community dispositions.
For the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, interest expense decreased by $5.5 million, or 3.6%. The decrease was attributed to lower average outstanding balances, including a $6.0 million reduction in interest expense due to the repayment of non-recourse property debt and a $4.4 million reduction of interest expense on debt related to apartment communities sold, partially offset by higher interest expense on debt associated with apartment community acquisitions, development financing, and higher average borrowings on our revolving credit facility.
Other, net
Other, net includes our equity in the income or loss of unconsolidated real estate partnerships, and the results of operations related to our legacy asset management business, which we account for under the profit sharing method, as further discussed in Note 3 to the condensed consolidated financial statements in Item 1.
During the three months ended September 30, 2016 and 2015, other, net primarily consisted of net income of $0.4 million and net loss of $1.6 million, respectively, related to our legacy asset management business. As described in Note 3, during the three months ended June 30, 2016, we recognized the sale of substantially all of the assets and liabilities of the legacy asset management business.  Accordingly, other, net, for the three months ended September 30, 2016, reflects only the results of operations of two communities we continue to account for under the profit sharing method.  Other, net, for the three months ended September 30, 2015, included a net loss associated with the broader portfolio of partnerships and communities within the legacy asset management business. After income taxes and noncontrolling interests, our share of the net results of the legacy asset management business totaled $0.1 million and $1.2 million of net income for the three months ended September 30, 2016 and 2015, respectively.
During the nine months ended September 30, 2016 and 2015, other, net primarily consisted of net income of $5.2 million and $1.8 million, respectively, related to our legacy asset management business. The increase in net income of the legacy asset management business was primarily due to the gain on the sale of the net liabilities of a portion of the legacy asset management business, as further described in Note 3. This increase is partially offset by higher gains related to property sales that occurred during the nine months ended September 30, 2015. After income taxes and noncontrolling interests, our share of the net results of the legacy asset management business totaled $4.3 million of net loss for the nine months ended September 30, 2016 and $5.8 million of net income for the nine months ended September 30, 2015.
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
For the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015, income tax benefit decreased by $4.8 million and $4.5 million, respectively. Income tax benefit decreased primarily due to lower net losses recognized by apartment communities owned by our TRS entities and lower historic tax credits associated with the redevelopment of certain apartment communities.
Gain on Dispositions of Real Estate, Net of Tax
During the three months ended September 30, 2016, we sold one affordable apartment community for gross proceeds of $27.5 million, resulting in net proceeds of $10.3 million after repayment of property debt, payment of transaction costs and distribution of proceeds to the noncontrolling interests. During the three months ended September 30, 2015, we did not sell any consolidated apartment communities.

During the nine months ended September 30, 2016, we sold three conventional apartment communities and one affordable apartment community for gross proceeds of $329.4 million resulting in net proceeds of $312.2 million and a net gain on dispositions of real estate of $237.2 million. During the nine months ended September 30, 2015, we sold five conventional apartment communities and three affordable apartment communities for gross proceeds of $239.8 million resulting in net proceeds of $132.5 million and a net gain on dispositions of real estate of $130.5 million.
NOI capitalization rate and Free Cash Flow, or FCF, capitalization rate are benchmarks used in the real estate industry for relative comparison of real estate valuations, including for apartment community sales, and are defined and further described under the Non-GAAP Performance Measures heading. The NOI and FCF capitalization rates for our consolidated apartment community sales during the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NOI capitalization rate
Conventional	n/a	n/a	5.4%	6.7%
Affordable	7.1%	n/a	7.1%	3.8%
FCF capitalization rate
Conventional	n/a	n/a	4.8%	5.4%
Affordable	5.8%	n/a	5.8%	2.7%
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
For the three months ended September 30, 2016 and 2015, we allocated net income of $12.5 million compared to net losses of $0.8 million, respectively, to noncontrolling interests in consolidated real estate partnerships, a variance of $13.3 million. This change was primarily due to the allocation in 2016 of gain on dispositions of real estate to noncontrolling interests with no comparable allocations in 2015 because there were no sales in that quarter. For the nine months ended September 30, 2016 and 2015, we allocated net income of $22.1 million and $4.1 million, respectively, to noncontrolling interests in consolidated real estate partnerships, a variance of $18.0 million. This change was primarily due to an increase in the allocation of gain on dispositions of real estate to noncontrolling interests and the derecognition in 2016 of the noncontrolling interests related to a portion of the legacy asset management business.
Net Income Attributable to Aimco Preferred Stockholders and the Aimco Operating Partnership’s Preferred Unitholders
Net income attributable to Aimco Preferred Stockholders increased by $1.6 million and $0.8 million respectively, during the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015. Net income attributed to the Aimco Operating Partnership’s Preferred Unitholders increased by similar amounts. These increases were partly due to redemption of the Class Z preferred shares during the three months ended September 30, 2016. In connection with the redemption, we wrote off previously deferred issuance costs of $1.3 million. Additionally, the $0.7 million excess of the redemption value over the carrying amount was reflected in net income attributable to Aimco Preferred Stockholders and Aimco Operating Partnership’s Preferred Unitholders. These increases were partially offset by a decrease in preferred dividends due to the timing of redemption of the Class Z preferred stock and redemption charges incurred in the redemption of our Series A CRA Preferred stock during the nine months ended September 30, 2015.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the critical accounting policies that involve our more significant judgments and estimates used in the preparation of our consolidated financial statements relate to the impairment of long-lived assets and capitalized costs.

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

Non-GAAP Performance Measures
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
Free Cash Flow, as calculated for our retained portfolio, represents an apartment community’s property net operating income, less spending for capital replacements, which represents our estimation of the capital additions made to replace capital assets consumed during our ownership period (further discussed under the Funds From Operations and Adjusted Funds From Operations and the Liquidity and Capital Resources headings). Free cash flow margin represents an apartment community’s net operating income less $1,200 per apartment home of assumed annual capital replacement spending, as a percentage of the apartment community’s rental and other property revenues. Capital replacement spending is a method of measuring the cost of capital asset usage during the period; therefore we believe that Free Cash Flow is useful to investors as a supplemental measure of apartment community performance because it takes into consideration costs incurred during the period to replace capital assets that have been consumed during our ownership.
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
In addition to FFO, we compute Pro forma FFO and Adjusted FFO, or AFFO, which are also non-GAAP financial measures that we believe are helpful to investors in understanding our performance. Pro forma FFO represents FFO attributable to Aimco common stockholders (diluted), excluding preferred equity redemption-related amounts (adjusted for noncontrolling interests). Preferred equity redemption-related amounts (gains or losses) are items that periodically affect our operating results and we exclude these items from our calculation of Pro forma FFO because such amounts are not representative of our operating performance. AFFO represents Pro forma FFO reduced by Capital Replacements (also adjusted for noncontrolling interests), which represents our estimation of the capital additions made to replace capital assets consumed during our ownership period. When we make capital additions at an apartment community, we evaluate whether the additions enhance the value, profitability or useful life of an asset as compared to its condition at the time we purchased the apartment community. We classify as Capital Improvements those capital additions that meet these criteria and we classify as Capital Replacements those that do not. AFFO is a key financial indicator that we use to evaluate our operational performance, and which is one of the factors that we use to determine the amounts of our dividend payments.

FFO, Pro forma FFO and AFFO should not be considered alternatives to net income (loss) as determined in accordance with GAAP, as indications of our performance. Although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute these same measures. Additionally, our computation of AFFO is subject to our definition of Capital Replacement spending. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. For the three and nine months ended September 30, 2016 and 2015, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to Aimco common stockholders (1)	$11,176	$19,179	$255,781	$169,327
Adjustments:
Depreciation and amortization, net of noncontrolling partners’ interest	83,074	75,509	239,986	221,128
Depreciation and amortization related to non-real estate assets, net of noncontrolling partners’ interest	(2,761)	(2,588)	(8,177)	(7,686)
Gain on dispositions and other, net noncontrolling partners’ interest	(5,041)	(123)	(224,925)	(123,322)
Income tax provision (benefit) related to gain on dispositions and other	1,959	32	4,419	(144)
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(3,680)	(3,513)	(506)	(4,345)
Amounts allocable to participating securities	(110)	(310)	(14)	(381)
FFO Attributable to Aimco common stockholders – Diluted	$84,617	$88,186	$266,564	$254,577
Preferred redemption related amounts, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	1,877	—	1,877	658
Pro forma FFO Attributable to Aimco common stockholders – Diluted	$86,494	$88,186	$268,441	$255,235
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(15,351)	(13,584)	(40,092)	(37,332)
AFFO attributable to Aimco common stockholders – Diluted	$71,143	$74,602	$228,349	$217,903

Weighted average common shares outstanding – diluted (2)	156,527	156,008	156,341	155,412

FFO per share – diluted	$0.54	$0.57	$1.71	$1.64
Pro Forma FFO per share – diluted	$0.55	$0.57	$1.72	$1.64
AFFO per share – diluted	$0.45	$0.48	$1.46	$1.40

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP.

(2)
Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP, plus any additional common share equivalents that are dilutive for FFO, Pro forma FFO, and AFFO.

For the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, Pro forma FFO (on a diluted per share basis) decreased by 4% as a result of: the loss of income from apartment communities sold in 2015 and 2016; a lower income tax benefit of $4.6 million due to the planned simplification of our TRS entities; and higher casualty losses. The decreases were partially offset by Conventional Same Store Property Net Operating Income growth and increased contribution from redevelopment and acquisition communities.
For the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, Pro forma FFO (on a diluted per share basis) increased by 5%, as a result of: Conventional Same Store property net operating income growth and increased contribution from redevelopment and acquisition apartment communities. These increases were partially offset by the loss of income from apartment communities that were sold in 2015 and 2016 and a lower income tax benefit of $5.7 million due to the planned simplification of our TRS entities.
For the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, AFFO (on a diluted per share basis) decreased by 6%, as a result of lower Pro forma FFO and higher Capital Replacements spending in our apartment communities.

For the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, AFFO (on a diluted per share basis) increased by 4%, as a result of higher Pro forma FFO.
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

•
income taxes, to allow investors to measure our performance independent of income taxes, which may vary significantly from other companies within our industry due to leverage and tax planning strategies, among other considerations;

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

While Adjusted EBITDA is a relevant measure of performance and is commonly used in leverage ratios, it does not represent net income as defined by GAAP, and should not be considered as an alternative to net income in evaluating our performance.  Further, our computation of Adjusted EBITDA may not be comparable to similar measures reported by other companies.

Adjusted Interest Expense, as calculated in our leverage ratios, is a non-GAAP measure that we believe is meaningful for investors and analysts as it presents our share of current recurring interest requirements associated with leverage. Our calculation of Adjusted Interest Expense is set forth in the table below. We exclude from our calculation of Adjusted Interest Expense:

•	debt prepayment penalties, which are items that, from time to time, affect our operating results but are not representative of our scheduled interest obligations;

•	the amortization of debt issuance costs, as these amounts have already been expended in previous periods and are not representative of our current or prospective debt service requirements; and

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
For the trailing twelve month periods ended September 30, 2016 and 2015, reconciliations of the most closely related GAAP measures to our calculations of Proportionate Debt, Preferred Equity, Adjusted EBITDA, Adjusted Interest Expense and Preferred Dividends, as used in our leverage ratios, are as follows (in thousands):

	September 30,
	2016	2015
Total indebtedness, net of debt issuance costs related to non-recourse property debt	$4,055,541	$3,911,634
Adjustments:
Debt issuance costs related to non-recourse property debt	22,559	24,265
Proportionate share adjustments related to debt obligations of consolidated and unconsolidated partnerships	(137,879)	(134,116)
Cash and restricted cash	(157,419)	(138,471)
Proportionate share adjustments related to cash and restricted cash held by consolidated and unconsolidated partnerships	2,576	3,537
Securitization trust investment and other	(73,581)	(46,823)
Proportionate Debt	$3,711,797	$3,620,026

Preferred stock	125,000	159,126
Preferred OP Units	103,201	87,937
Preferred Equity	228,201	247,063
Proportionate Debt plus Preferred Equity	$3,939,998	$3,867,089

	Trailing Twelve Months Ended September 30,
	2016	2015
Net income attributable to Aimco Common Stockholders	$322,420	$205,599
Adjustments:
Interest expense, net of noncontrolling interest	189,294	200,035
Income tax benefit	(23,868)	(30,319)
Depreciation and amortization, net of noncontrolling interest	317,738	290,790
Gains on disposition and other, net of income taxes and noncontrolling partners’ interests	(269,946)	(146,787)
Preferred stock dividends	12,595	11,896
Interest income earned on securitization trust investment	(6,670)	(5,995)
Net income attributable to noncontrolling interests in Aimco Operating Partnership	23,446	17,846
Other items, net	2,004	1,682
Adjusted EBITDA	$567,013	$544,747

	Trailing Twelve Months Ended September 30,
	2016	2015
Interest expense	$194,181	$203,767
Adjustments:
Proportionate share adjustments related to interest of consolidated and unconsolidated partnerships	(4,887)	(5,533)
Debt prepayment penalties and other non-interest items	(3,071)	(6,306)
Amortization of debt issuance costs	(4,548)	(4,057)
Interest income received on securitization trust investment	(6,670)	(5,995)
Adjusted Interest Expense	$175,005	$181,876

Preferred stock dividends	12,595	11,896
Preferred stock redemption related amounts	(1,972)	(695)
Preferred OP Unit distributions	7,011	6,897
Preferred Dividends	17,634	18,098
Adjusted Interest Expense and Preferred Dividends	$192,639	$199,974
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
The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Currently, interest rates are low compared to historical levels and many lenders are active in the market. However, any adverse changes in the lending environment could negatively affect our liquidity. We believe we have mitigated much of this exposure by reducing our short and intermediate term maturity risk through refinancing such loans with long-dated, fixed-rate property debt. However, if property financing options become unavailable for our further debt needs, we may consider alternative sources of liquidity, such as reductions in capital spending or proceeds from apartment community dispositions.
As of September 30, 2016, approximately 87% of our leverage consisted of property-level, non-recourse, long-dated debt, and 6% consisted of perpetual preferred equity, a combination which reduces our refunding and re-pricing risk. The weighted average maturity of our property-level debt was 7.9 years, with $122.6 million of our unpaid principal balances maturing during the remainder of 2016. On average, 8.8% of our unpaid principal balance will mature each year from 2017 through 2019. Approximately 98% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation.
Although our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt, we also have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as our Credit Agreement. The Credit Agreement provides for $600.0 million of revolving loan commitments, which we use for working capital and other short-term purposes. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid. The Credit Agreement matures in two years, inclusive of a one year extension option. As of September 30, 2016, we had $294.8 million of outstanding borrowings under the Credit Agreement, and we had the capacity to borrow an additional $278.2 million, after consideration of the outstanding borrowings and $27.0 million for undrawn letters of credit backed by the Credit Agreement. Our borrowings under the Credit Agreement represented approximately 7% of our total leverage as of September 30, 2016. We intend to repay substantially all of the outstanding borrowings under our Credit Agreement by December 31, 2016, using a combination of proceeds from apartment community sales and proceeds from anticipated property debt financings.
Aimco redeemed all of the outstanding shares of its Class Z Cumulative Preferred Stock on July 29, 2016, at a redemption value of $34.8 million. Concurrent with the redemption, the Aimco Operating Partnership redeemed from Aimco the Class Z Partnership Preferred Units for an equal redemption amount.
As of September 30, 2016, our outstanding perpetual preferred equity represented approximately 6% of our total leverage. Our preferred securities are perpetual in nature; however, for illustrative purposes, we compute the weighted average maturity of our total leverage assuming a 40-year maturity on our preferred securities.
The combination of non-recourse property level debt, borrowings under our Credit Agreement and perpetual preferred equity that comprises our total leverage, reduces our refunding and re-pricing risk. The weighted average maturity for our total leverage described above was 9.2 years as of September 30, 2016.
Under the Credit Agreement, we have agreed to Debt Service and Fixed Charge Coverage covenants, as well as other covenants customary for similar revolving credit arrangements. For the trailing twelve month period ended September 30, 2016, our Debt Service and Fixed Charge Coverage ratios were 2.09x and 1.96x, respectively, compared to covenants of 1.50x and 1.40x, respectively, and ratios of 1.95x and 1.84x, respectively, for the trailing twelve month period ended September 30, 2015. We expect to remain in compliance with these covenants during the next 12 months.
As of September 30, 2016, we had $47.9 million in cash and cash equivalents and $109.5 million of restricted cash, a decrease of $2.9 million and an increase of $22.6 million, respectively, from December 31, 2015. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance, and escrows related to tenant security deposits.
The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
For the nine months ended September 30, 2016, our net cash provided by operating activities of $276.5 million was primarily related to operating income from our consolidated apartment communities, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the nine months ended September 30, 2016, increased by $18.0 million as compared to the nine months ended September 30, 2015, primarily due to improved operating results of our conventional portfolio, increased contribution from our redevelopment apartment communities, and a decrease in cash paid for interest primarily due to the repayment of non-recourse property debt during 2015. These increases in cash provided by operating activities were partially offset by a decrease in net operating income associated with apartment communities we sold during 2016 and 2015.
Investing Activities
For the nine months ended September 30, 2016, our net cash used in investing activities of $234.3 million consisted primarily of our purchase of Indigo and other capital expenditures. We funded a portion of our purchase of Indigo with $25 million in nonrefundable deposits provided to the seller in 2015 and a portion was funded at closing through the issuance of $17 million of preferred OP Units. The balance of the purchase was funded through a combination of proceeds from non-recourse property debt and from the sale of apartment communities. Capital expenditures totaled $259.3 million and $277.6 million during the nine months ended September 30, 2016 and 2015, respectively. We generally fund capital expenditures with cash provided by operating activities and cash proceeds from apartment community sales.

We categorize our capital spending broadly into six primary categories:

•	capital replacements, which represent capital additions made to replace the consumed portion of acquired capital assets;

•	capital improvements, which are non-redevelopment capital additions that are made to enhance the value, profitability or useful life of an apartment community from its original purchase condition;

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

•	development additions, which represent construction and related capitalized costs associated with ground-up development of apartment communities; and

•
casualty replacements spending, which represent capitalized costs incurred in connection with the restoration of an asset after a casualty event such as a severe snow storm, hurricane, tornado, flood or fire.

We exclude from these measures the amounts of capital spending related to apartment communities sold or classified as held for sale at the end of the period. We have also excluded from these measures indirect capitalized costs which are allocated later in the year to apartment communities with capital additions, and their related capital spending categories.
A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flow for the nine months ended September 30, 2016 and 2015, are presented below (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015
Capital replacements	$33,708	$31,365
Capital improvements	11,459	12,032
Property upgrades	53,755	32,997
Redevelopment additions	117,810	98,048
Development additions	30,481	80,366
Casualty replacements	4,834	4,590
Total capital additions	252,047	259,398
Plus: additions related to apartment communities sold or held for sale	1,986	5,755
Plus: unallocated indirect capitalized costs and additions related to consolidated apartment communities not managed	1,526	3,640
Consolidated capital additions	255,559	268,793
Plus: net change in accrued capital spending	3,764	8,782
Capital expenditures per consolidated statement of cash flows	$259,323	$277,575
For the nine months ended September 30, 2016 and 2015, we capitalized $7.8 million and $8.7 million of interest costs, respectively, and $24.1 million and $21.0 million of other direct and indirect costs, respectively.
We invested $53.8 million in property upgrades during the nine months ended September 30, 2016, and we anticipate a full year investment to be approximately $75 million, an increase of approximately $26 million from our property upgrade spending for the year ended December 31, 2015.
Redevelopment and Development
During the nine months ended September 30, 2016, our redevelopment investment totaled $117.8 million, the majority of which related to two apartment communities, and our development investment totaled $30.5 million and primarily related to the development of one apartment community.

Information regarding our redevelopment and development apartment communities at September 30, 2016, is presented below (dollars in millions):

	Location	Apartment Homes to be Redeveloped or Developed	Estimated / Actual Net Investment	Inception-to-Date Net Investment	Stabilized Occupancy	NOI Stabilization
In Active Construction
Palazzo at Park La Brea	Los Angeles, CA	389	$24.5	$4.8	2Q 2018	3Q 2019
Park Towne Place	Philadelphia, PA	701	138.4	98.5	1Q 2018	2Q 2019
Saybrook Pointe	San Jose, CA	324	15.2	3.3	1Q 2019	2Q 2020
The Sterling	Philadelphia, PA	534	73.0	59.0	3Q 2017	4Q 2018
Yorktown	Lombard, IL	292	25.7	7.6	3Q 2018	4Q 2019
In Lease-up
One Canal	Boston, MA	310	195.0	191.4	1Q 2017	2Q 2018
Total		2,550	$471.8	$364.6
Net investment represents the total actual or estimated investment, net of tax and other credits earned as a direct result of our redevelopment or development of the community.
NOI Stabilization represents the period in which we expect the communities to achieve stabilized rents and operating costs, generally five quarters after occupancy stabilization.
During the nine months ended September 30, 2016, we invested $117.8 million in redevelopment, $65.1 million of which related to the ongoing redevelopment of Park Towne Place and The Sterling, mixed-use communities located in Center City Philadelphia. We are redeveloping the four towers at Park Towne Place, one at a time, and at September 30, 2016, had completed 439 of the 701 apartment homes being redeveloped. We had leased 90% of the completed homes in the South Tower and 59% of the completed homes in the East Tower at rental rates consistent with underwriting. Based on this success, we have commenced redevelopment of the North Tower.
We are redeveloping The Sterling, a 30-story building, one floor at a time, and at September 30, 2016, we had completed redevelopment of 433 of the 534 apartment homes in The Sterling on schedule and at a cost consistent with underwriting. We had leased 91% of the completed homes at rental rates consistent with underwriting.
During the three months ended September 30, 2016, we began a $15.2 million redevelopment of Saybrook Pointe, a 324 apartment home community located in San Jose, California. Redevelopment of this community will include redesigned kitchens and open living space within the apartment homes. We also began a $25.7 million redevelopment of Yorktown, a 364 apartment home community located in Lombard, Illinois. Redevelopment of Yorktown will include upgrading apartment homes, expansion of the fitness center and renovation of common areas.
We expect our total development and redevelopment spending to range from $185 million to $195 million for the year ending December 31, 2016.
Financing Activities
For the nine months ended September 30, 2016, our net cash used in financing activities of $45.1 million was primarily attributed to principal payments on property loans, dividends paid to common security holders and distributions paid to noncontrolling interests, partially offset by net borrowings on our revolving credit facility and proceeds from non-recourse property debt.
Principal payments on property loans during the period totaled $253.3 million, consisting of scheduled principal amortization of $58.8 million and repayments of $194.5 million. Proceeds from non-recourse property debt borrowings during the period consisted of construction draws related to One Canal, the closing of a $21.5 million fixed-rate, amortizing, non-recourse property loan with a 10-year term and the closing of a $145.0 million fixed-rate, amortizing, non-recourse property loan with a 10-year term. The $21.5 million loan has an interest rate of 2.77%, which represented a 129 basis point spread over the 10-year Treasury rate at the time of pricing. The $145.0 million loan has an interest rate of 3.34%, or a 152 basis point spread over the 10-year Treasury rate at the time of pricing. We like the discipline of financing our investments in real estate through the use of fixed-rate, amortizing, non-recourse property debt, as the amortization gradually reduces our leverage, reduces our refunding risk and the fixed-rate provides a hedge against increases in interest rates.
Our net cash used in financing activities also includes $191.6 million of payments to equity holders, as further detailed in the table below.

Equity and Partners’ Capital Transactions
The following table presents our dividend and distribution activity during the nine months ended September 30, 2016 (dollars in thousands):

Cash distributions paid by the Aimco Operating Partnership to holders of noncontrolling interests in consolidated real estate partnerships	$16,057
Cash distributions paid by the Aimco Operating Partnership to preferred unitholders (1)	13,142
Cash distributions paid by the Aimco Operating Partnership to common unitholders (2)	162,354
Total cash distributions paid by the Aimco Operating Partnership	$191,553

Cash distributions paid by Aimco to holders of noncontrolling interests in consolidated real estate partnerships	$16,057
Cash distributions paid by Aimco to holders of OP Units	12,969
Cash dividends paid by Aimco to preferred stockholders	7,866
Cash dividends paid by Aimco to common stockholders	154,661
Total cash dividends and distributions paid by Aimco	$191,553

(1)	$7.9 million represented distributions to Aimco, and $5.3 million represented distributions paid to holders of OP Units.

(2)	$154.7 million represented distributions to Aimco, and $7.7 million represented distributions paid to holders of OP Units.
Pursuant to an At-The-Market offering program active at September 30, 2016, Aimco has the capacity to issue up to 3.5 million shares of its Common Stock. In the event of any such issuances, Aimco would contribute the net proceeds to the Aimco Operating Partnership in exchange for a number of common OP Units equal to the number of shares issued and sold. Additionally, the Aimco Operating Partnership and Aimco have a shelf registration statement that provides for the issuance of debt securities by the Aimco Operating Partnership and equity and debt securities by Aimco.
Future Capital Needs
We expect to fund any future acquisitions, redevelopment, development, and other capital spending principally with proceeds from apartment community sales, short-term borrowings, debt and equity financing and operating cash flows. Our near term business plan does not contemplate the issuance of equity securities.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2016, on a consolidated basis, we had approximately $84.3 million of variable-rate property debt outstanding and $294.8 million of variable-rate borrowings under our Credit Agreement. We estimate that an increase in 30-day LIBOR of 100 basis points with constant credit risk spreads would result in our net income, the amount of net income attributable to Aimco common stockholders and the amount of net income attributable to the Aimco Operating Partnership’s common unitholders being reduced by $3.6 million, $3.4 million and $3.6 million, respectively, on an annual basis.
At September 30, 2016, we had approximately $157.4 million in cash and cash equivalents and restricted cash, a portion of which bear interest at variable rates and may mitigate the effect of an increase in variable rates on our variable-rate debt discussed above.
We estimate the fair value for our debt instruments as described in Note 4 to the condensed consolidated financial statements in Item 1. The estimated aggregate fair value of our consolidated debt (inclusive of outstanding borrowings under our Credit Agreement) was approximately $4.3 billion at September 30, 2016, inclusive of a $185 million mark-to-market liability (an increase of $65 million as compared to the mark-to-market liability at December 31, 2015). Approximately $179 million of the mark-to market liability accrues to Aimco equity holders. The combined carrying value of our consolidated debt (excluding unamortized debt issue costs) was approximately $4.1 billion at September 30, 2016. If market rates for our fixed-rate debt were higher by 100 basis points with constant credit risk spreads, the estimated fair value of our debt discussed above would have decreased from $4.3 billion to $4.1 billion. If market rates for our debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of our fixed-rate debt would have increased from $4.3 billion to $4.4 billion.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Aimco
(a) Unregistered Sales of Equity Securities. Aimco did not issue any unregistered shares of Common Stock during the nine months ended September 30, 2016.
(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its common equity securities during the nine months ended September 30, 2016. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of September 30, 2016, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
The Aimco Operating Partnership
(a) Unregistered Sales of Equity Securities. The Aimco Operating Partnership did not issue any common OP Units in exchange for shares of Aimco Common Stock during the nine months ended September 30, 2016.
(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, Limited Partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the three months ended September 30, 2016, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases of the Aimco Operating Partnership’s equity securities for the three months ended September 30, 2016.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2016	1,910	$41.65	N/A	N/A
August 1 - August 31, 2016	1,621	45.21	N/A	N/A
September 1 - September 30, 2016	156,907	44.94	N/A	N/A
Total	160,438	$44.91

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
10.1
Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 29, 1994, as amended and restated as of February 28, 2007 (Exhibit 10.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by this reference)

10.2
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2007 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2007, is incorporated herein by this reference)

10.3
Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 30, 2009 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by this reference)

10.4
Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of September 2, 2010 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 3, 2010, is incorporated herein by this reference)

10.5
Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 26, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated July 26, 2011, is incorporated herein by this reference)

10.6
Fifth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of August 24, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 24, 2011, is incorporated herein by this reference)

10.7
Sixth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2011, is incorporated herein by this reference)

10.8
Seventh Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of May 13, 2014 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated May 15, 2014, is incorporated herein by this reference)

10.9
Eighth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of October 31, 2014 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated November 4, 2014, is incorporated herein by this reference)

10.10
Ninth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of August 16, 2016 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 16, 2016, is incorporated herein by this reference)

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
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: October 28, 2016