Form 10-K
period 2016-12-31
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2017-02-24
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
The aggregate market value of the voting and non-voting common stock of Apartment Investment and Management Company held by non-affiliates of Apartment Investment and Management Company was approximately $6.9 billion as of June 30, 2016. As of February 23, 2017, there were 157,017,376 shares of Class A Common Stock outstanding.

As of February 23, 2017, there were 164,649,570 Partnership Common Units outstanding.

_______________________________________________________
Documents Incorporated by Reference
Portions of Apartment Investment and Management Company’s definitive proxy statement to be issued in conjunction with Apartment Investment and Management Company’s annual meeting of stockholders to be held April 25, 2017, are incorporated by reference into Part III of this Annual Report.

EXPLANATORY NOTE
This filing combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2016, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean collectively Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of December 31, 2016, owned a 95.4% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 4.6% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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
AIMCO PROPERTIES, L.P.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2016

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
PART I

Item 1. Business
The Company
Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. Aimco is a self-administered and self-managed real estate investment trust, or REIT, focused on the ownership, management, redevelopment and limited development of quality apartment communities located in the largest coastal and job growth markets of the United States.
Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in AIMCO Properties, L.P., or the Aimco Operating Partnership, a Delaware limited partnership formed on May 16, 1994. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership.
As of December 31, 2016, our real estate portfolio consisted of 189 apartment communities with 46,311 apartment homes.
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

Our principal financial objective is to provide predictable and attractive returns to our equity holders. We measure our total return using growth in Economic Income and our current return using Adjusted Funds From Operations (each of which are defined under the Non-GAAP Measures heading in Item 7). Our business plan to achieve this principal financial objective is to:

•
operate our portfolio of desirable apartment homes with valued amenities, with a high level of focus on customer selection and customer satisfaction, and in an efficient manner that realizes the benefits of our corporate systems and local management expertise;

•
improve our portfolio of apartment communities, which is diversified both by geography and by price point, and which averages “B/B+” in quality (defined under the Portfolio Management heading in the Executive Overview in Item 7) by selling apartment communities with lower projected free cash flow returns and investing the proceeds from such sales through property upgrades, redevelopment, development and acquisitions with projected free cash flow returns higher than expected from the communities sold;

•
use financial leverage primarily in the form of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination which reduces our refunding and re-pricing risk and which provides a hedge against increases in interest rates; and

•	emphasize a collaborative, respectful and performance-oriented culture with high team engagement.
Our business is organized around our strategic areas of focus: property operations; redevelopment and development; portfolio management; balance sheet; and culture. Our strategic areas of focus are described in more detail below. Recent accomplishments in the execution of such strategies are discussed in the Executive Overview in Item 7.
Property Operations
We own and operate a portfolio of conventional apartment communities, diversified by both geography and price point, as further discussed in Portfolio Management below. We also operate a portfolio of affordable apartment communities, which primarily consists of communities owned through low-income housing tax credit partnerships, and with rents generally paid, in whole or part, by a government agency. As the tax credit delivery or compliance periods for these apartment communities expire, between 2017 and 2023, we expect to sell these communities and reinvest the proceeds in our conventional portfolio. Our conventional and affordable portfolios comprise our reportable segments.
Our property operations are primarily organized into two geographic areas, the East and West. To manage our portfolio more efficiently and to increase the benefits from our local management expertise, we give direct responsibility for operations within each area to area operations leaders with regular senior management oversight. To enable the area operations leaders to focus on sales and service, as well as to improve financial control and budgeting, we have dedicated area financial officers who support the operations leaders. Additionally, with the exception of routine maintenance and purchases and installation of equipment, we have specialized teams that manage capital spending related to redevelopments and developments, thus reducing the need for the area operations leaders to spend time on oversight of such activities.
We seek to improve our property operations by: employing service-oriented, well-trained team members; taking advantage of advances in technology; standardizing business processes, operational measurements and internal reporting; and enhancing financial controls over field operations. We focus on the following areas:

•
Customer Satisfaction. Our operating culture is focused on our residents. We regularly monitor and evaluate our performance through a customer satisfaction tracking system, and we publicly report these results. Our goal is to provide our residents with a high level of service in clean, safe and attractive communities. We believe that higher customer satisfaction leads to higher resident retention, which in turn leads to higher revenue and reduced costs. We have automated certain aspects of our on-site operations to enable our current and future residents to interact with us using methods that are efficient and effective for them, such as making on-line requests for service work and executing leases and lease renewals on-line. In addition, we emphasize the quality of our on-site team members through recruiting, training and retention programs as well as providing continuous, real-time feedback, which we believe contributes to improved customer service and leads to increased occupancy rates and enhanced operational performance.

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

•
Revenue Management and Ancillary Services. For our conventional apartment communities, we have a centralized revenue management system that leverages people, processes and technology to work in partnership with our area operational management teams to develop rental rate pricing. We seek to increase revenue, net operating income and free cash flow by optimizing the balance between rental and occupancy rates, as well as taking into consideration the cost of preparing an apartment home for a new resident. We are also focused on careful measurements of on-site operations, as we believe that timely and accurate collection of apartment community performance and resident profile data will enable us to maximize revenue through better property management and leasing decisions. We seek to maximize profit by performing timely data analysis of new and renewal pricing for each apartment home, thereby enabling us to adjust rents quickly in response to changes in supply and demand and minimize vacancy time. We also generate incremental revenue by providing services to our residents, including, at certain apartment communities, telecommunications services, parking options and storage space rental.

•
Controlling Expenses. Cost controls are accomplished by local focus at the area level; centralizing tasks that can be more efficiently performed by specialists in our shared service center, which reduces costs and allows our site teams to focus on sales and service; taking advantage of economies of scale at the corporate level; through electronic procurement; and focusing on life cycle costs by investing in more durable, longer-lived materials, which reduce turn times and costs.

•
Improving and Maintaining Apartment Community Quality. We believe that the physical condition and amenities of our apartment communities are important factors in our ability to maintain and increase rental rates. We invest in the maintenance and improvement of our apartment communities primarily through: Property Upgrades, which may include kitchen and bath remodeling, energy conservation projects and investments in longer-lived materials as described above, all of which are generally lesser in scope than redevelopment additions and do not significantly disrupt property operations; Capital Improvements, which are non-redevelopment capital additions that are made to enhance the value, profitability or useful life of an apartment community from its original purchase condition; and Capital Replacements, which are capital additions made to replace the portion of an apartment community consumed during our ownership period. During 2016, we invested approximately $2,000 per apartment home in Property Upgrades, $400 per apartment home in Capital Improvements and $1,100 per apartment home in Capital Replacements at our conventional apartment homes.

Redevelopment and Development
We invest in the redevelopment of certain apartment communities in superior locations, when we believe the investment will yield risk-adjusted returns in excess of those from apartment communities sold in paired trades or in excess of the cost of equity issued to fund the equity component of the redevelopments. We expect to create value equal to 25% to 35% of our investment in our redevelopments.
We have undertaken a range of redevelopments, including those in which buildings or exteriors are renovated without the need to vacate apartment homes; those in which significant renovation of apartment homes may be accomplished upon lease expiration and turnover; and those in which an entire building or community is wholly vacated. We execute our redevelopments using a phased approach, in which we renovate portions of an apartment community in stages, which allows additional flexibility in the timing and amount of our investment and the ability to tailor our product offerings to customer response and rent achievement. Redevelopment and development work may include seeking entitlements from local governments, which, for redevelopments, enhance the value of our existing portfolio by increasing density, that is, the right to add apartment homes to a site.
In addition, we may undertake ground-up development, either directly in connection with the redevelopment of an existing apartment community or on a more limited basis at a new location. In such cases, we may rely on a third-party developer with expertise in the local market and with contracts that limit our exposure to construction risk.
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
Our portfolio strategy seeks predictable rent growth from a portfolio of apartment communities that is diversified across “A,” “B” and “C+” price points, averaging “B/B+” in quality, and that is also diversified among the largest coastal and job growth markets in the United States. Please refer to the Executive Overview heading under Item 7 for a description of our portfolio quality ratings.

As part of our portfolio strategy, we seek to sell each year up to 10% of the apartment communities in our portfolio with lower projected free cash flow returns and to reinvest the proceeds from such sales in property upgrades, redevelopment of communities in our current portfolio, occasional development of new communities and selective acquisitions with projected free cash flow returns higher than expected from the communities sold. Through this disciplined approach to capital recycling, we have significantly increased the quality and expected growth rate of our portfolio.
Balance Sheet and Liquidity
Our leverage strategy seeks to increase financial returns while using leverage with appropriate caution. We target the ratio of Proportionate Debt plus Preferred Equity to Adjusted EBITDA to be below 7.0x and we target the ratio of Adjusted EBITDA to Adjusted Interest Expense and Preferred Dividends to be greater than 2.5x. We also focus on the ratios of Proportionate Debt to Adjusted EBITDA and Adjusted EBITDA to Adjusted Interest Expense. Please refer to the Non-GAAP Measures heading under Item 7 for definitions of these terms.
Approximately 94% of our leverage at December 31, 2016, consisted of property-level, non-recourse, long-dated, amortizing debt, and 6% consisted of perpetual preferred equity. Our leverage had weighted average maturity of 9.8 years (assuming a 40 year term for perpetual preferred equity) and a weighted average cost of 4.90%. The composition of our leverage reduces our refunding and re-pricing risk. Approximately 98% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation.
Although our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt, we also have a revolving credit arrangement, which we use for working capital and other short-term purposes. Please refer to the Executive Overview and Liquidity and Capital Resources headings under Item 7 for additional information regarding our balance sheet and liquidity.
Culture
Our culture is the key to our success. Our emphasis on a collaborative, respectful and performance-oriented culture is what enables the continuing transformation of the Aimco business. In 2016, Aimco was recognized by the Denver Post as a Top Work Place for the fourth consecutive year. We were one of only three mid-size companies to be named a Top Work Place in Colorado for the past four consecutive years.
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
Taxation
Aimco
Aimco has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to as the Code, commencing with our taxable year ended December 31, 1994, and intends to continue to operate in such a manner. The Code imposes various requirements related to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income that must be met in order to continue to qualify as a REIT. If Aimco continues to qualify for taxation as a REIT, Aimco will generally not be subject to United States federal corporate income tax on its taxable income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from an investment in a corporation.

Certain of Aimco’s operations or a portion thereof, including property management, asset management and risk management are conducted through taxable REIT subsidiaries, each of which we refer to as a TRS. A TRS is a subsidiary C-corporation that has not elected REIT status and, as such, is subject to United States federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents and investment partners that cannot be offered directly by a REIT. We also use TRS entities to hold investments in certain apartment communities, including redevelopment communities.
The Aimco Operating Partnership
The Aimco Operating Partnership is treated as a “pass-through” entity for United States federal income tax purposes and is not subject to United States federal income taxation. Partners in the Aimco Operating Partnership, however, are subject to tax on their allocable share of partnership income, gains, losses, deductions and credits, regardless of whether the partners receive any actual distributions of cash or other property from the Aimco Operating Partnership during the taxable year. Generally, the characterization of any particular item is determined by the Aimco Operating Partnership, rather than at the partner level, and the amount of a partner’s allocable share of such item is governed by the terms of the Aimco Operating Partnership’s Partnership Agreement. The Aimco Operating Partnership is subject to tax in certain states.
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
Environmental
Various federal, state and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present at an apartment community. These materials may include lead-based paint, asbestos, polychlorinated biphenyls and petroleum-based fuels. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the release or presence of such materials. In connection with the ownership, operation and management of apartment communities, we could potentially be liable for environmental liabilities or costs associated with our current apartment communities, communities we acquire or manage in the future, or communities we previously owned or operated in the past. These and other risks related to environmental matters are described in more detail in Item 1A. Risk Factors.
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
Employees
At December 31, 2016, we had 1,456 team members, of which 978 were at the apartment community level, performing various on-site functions, with the balance managing corporate and area operations, including investment and debt transactions, legal, financial reporting, accounting, information systems, human resources and other support functions. As of December 31, 2016, unions represented 81 of our team members. We have never experienced a work stoppage and believe we maintain satisfactory relations with our team members.
Available Information
Our combined Annual Report on Form 10-K, our combined Quarterly Reports on Form 10-Q, Current Reports on Form 8-K filed by Aimco or the Aimco Operating Partnership and any amendments to any of those reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through Aimco’s website at www.aimco.com. The information contained on Aimco’s website is not incorporated into this Annual Report. Aimco’s Common

Stock is listed on the New York Stock Exchange under the symbol “AIV.” In 2016, Aimco’s chief executive officer submitted his annual corporate governance listing standards certification to the New York Stock Exchange, which certification was unqualified.
Item 1A. Risk Factors
The risk factors noted in this section and other factors noted throughout this Annual Report, describe certain risks and uncertainties that could cause our actual results to differ materially from those contained in any forward-looking statement.
Redevelopment, development and construction risks could affect our profitability.
We are currently redeveloping, and we intend to continue to redevelop, certain of our apartment communities. During 2017, we expect to invest $100 million to $200 million in redevelopment and development activities. Redevelopment and development are subject to the following risks:

•
we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third-party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

•	we may incur costs that exceed our original estimates due to increased material, labor or other costs, such as litigation;

•	we may be unable to complete construction and lease-up of an apartment community on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;

•
occupancy rates and rents at an apartment community may fail to meet our expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development of competing communities;

•	we may be unable to obtain financing with favorable terms, or at all, which may cause us to delay or abandon an opportunity;

•
we may abandon opportunities that we have already begun to explore, or stop projects we have already commenced, for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover costs already incurred in exploring those opportunities;

•	we may incur liabilities to third parties during the redevelopment or development process;

•
unexpected events or circumstances may arise during the redevelopment or development process that affect the timing of completion and the cost and profitability of the redevelopment or development; and

•	loss of a key member of a redevelopment or development team could adversely affect our ability to deliver redevelopments and developments on time and within our budget.
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
The selective acquisition of apartment communities is a component of our strategy. However, we may not be able to complete transactions successfully in the future. Although we seek to acquire apartment communities when such acquisitions increase our free cash flow internal rate of returns and are accretive to Net Asset Value, such transactions may fail to perform in accordance with our expectations. In particular, following acquisition, the value and operational performance of an apartment community may be diminished if obsolescence or neighborhood changes occur before we are able to redevelop or sell the community. This could have an adverse effect on our financial condition or results of operations.
Our existing and future debt financing could render us unable to operate, result in foreclosure of our apartment communities, prevent us from making distributions on our equity or otherwise adversely affect our liquidity.
We are subject to the risk that our cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we fail to make required payments of principal and interest on our non-recourse debt, our lenders could foreclose on the apartment communities and other collateral securing such debt, which would result in loss of income and asset value to us. As of December 31, 2016, the majority of our apartment communities were encumbered by debt. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our communities or pay distributions required to be paid in order to maintain Aimco’s qualification as a REIT.
Disruptions in the financial markets could affect our ability to obtain financing and the cost of available financing and could adversely affect our liquidity.
Our ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets. During periods of economic uncertainty, the United States credit markets may experience significant liquidity disruptions, which may cause the spreads on debt financings to widen considerably and make obtaining financing, both non-recourse property debt and corporate borrowings, such as those under our revolving credit agreement, more difficult. Additionally, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, have historically provided significant capital at a relatively low cost to finance multifamily properties. Freddie Mac and Fannie Mae are under conservatorship by the Housing Finance Agency, and their future role in the housing finance market is uncertain. If there is any significant reduction in Freddie Mac’s or Fannie Mae’s level of involvement in the secondary credit markets, it may adversely affect the pricing at which we may obtain non-recourse property debt financing.
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
As of December 31, 2016, on a consolidated basis, we had approximately $101.5 million of variable-rate indebtedness outstanding. We estimate that an increase in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce our net income and the amount of net income attributable to our common security holders (including Aimco common stockholders and the Aimco Operating Partnership’s common unitholders) by approximately $0.9 million on an annual basis.

At December 31, 2016, we had approximately $131.2 million in cash and cash equivalents and restricted cash, a portion of which bear interest at variable rates indexed to LIBOR-based rates, and which may mitigate the effect of an increase in variable rates on our variable-rate indebtedness discussed above.
Covenant restrictions may limit our ability to make payments to our investors.
Some of our debt and other securities contain covenants that restrict our ability to make distributions or other payments to our investors unless certain financial tests or other criteria are satisfied. Our revolving credit agreement provides, among other things, that we may make distributions to our investors during any four consecutive fiscal quarters in an aggregate amount that does not exceed the greater of 95% of our Funds From Operations for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain Aimco’s REIT status. Our outstanding classes of preferred stock or preferred units prohibit the payment of dividends on our Common Stock or common partnership units if we fail to pay the dividends to which the holders of the preferred stock or preferred units are entitled.
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
Various federal, state and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present in the land or buildings of an apartment community. Potentially hazardous materials may include polychlorinated biphenyls, petroleum-based fuels, lead-based paint, or asbestos, among other materials. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions, damages to natural resources and for potential fines or penalties in connection with such damage or with respect to the improper management of hazardous materials. Moreover, private plaintiffs may potentially make claims for investigation and remediation costs they incur or personal injury, disease, disability or other infirmities related to the alleged presence of hazardous materials at an apartment community. In addition to potential environmental liabilities or costs associated with our current apartment communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future, or apartment communities we no longer own or operate.
Laws benefiting disabled persons may result in our incurrence of unanticipated expenses.
Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain federal requirements related to access and use by disabled persons. The Fair Housing Amendments Act of 1988, or FHAA, requires apartment communities first occupied after March 13, 1991, to comply with design and construction requirements for disabled access. For those apartment communities receiving federal funds, the Rehabilitation Act of 1973 also has requirements regarding disabled access. These and other federal, state and local laws may require structural modifications to our apartment communities or changes in policy/practice, or affect renovations of the communities. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that our apartment communities are substantially in compliance with present requirements, we may incur unanticipated expenses to comply with the ADA, the FHAA and the Rehabilitation Act of 1973 in connection with the ongoing operation or redevelopment of our apartment communities.

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
We own equity interests in consolidated and unconsolidated entities that own certain apartment communities that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by the United States Department of Housing and Urban Development, or HUD, or state housing finance agencies, typically provide one or more of the following: mortgage insurance; favorable financing terms; tax-exempt interest; historic or low-income housing tax credits; or rental assistance payments to the apartment community owners. As a condition of the receipt of assistance under these programs, the apartment communities must comply with various requirements, which typically limit rents to pre-approved amounts and limit our choice of residents to those with incomes at or below certain levels. Failure to comply with these requirements may result in financial penalties or loss of benefits. We are usually required to obtain the approval of HUD in order to acquire or dispose of a significant interest in or manage a HUD-assisted apartment community. We may not always receive such approval.
Additionally, there is no guarantee that the government will continue to operate these programs or that the programs will be operated in a manner that generates benefits consistent with those received in the past. Any cessation of or change in the administration of benefits from these government housing programs may result in our loss or reduction in the amount of the benefits we receive under these programs, including rental subsidies. During 2016, 2015 and 2014, our rental revenues include $80.2 million, $73.4 million and $74.6 million, respectively, of subsidies from government agencies. Of the 2016 subsidies, approximately 13.6% related to communities benefiting from housing assistance contracts that expire in 2017, which we are in the process of renewing or anticipate renewing, and the remainder related to communities benefiting from housing assistance contracts that expire after 2017 and have a weighted average term of 8.4 years. Any loss or reduction in the amount of these benefits may adversely affect our liquidity and results of operations.
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
Aimco may fail to qualify as a REIT.
If Aimco fails to qualify as a REIT, Aimco will not be allowed a deduction for dividends paid to its stockholders in computing its taxable income, and will be subject to United States federal income tax at regular corporate rates, including any applicable alternative minimum tax, or AMT. This would substantially reduce our funds available for distribution to our investors. Unless entitled to relief under certain provisions of the Code, Aimco also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT. In addition, Aimco’s failure to qualify as a REIT would place us in default under our revolving credit agreement.
We believe that Aimco operates, and has since its taxable year ended December 31, 1994 operated, in a manner that enables it to meet the requirements for qualification as a REIT for United States federal income tax purposes. Aimco’s continued qualification as a REIT will depend on its satisfaction of certain asset, income, investment, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Aimco’s ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Aimco’s compliance with the REIT annual income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for United States federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the Internal Revenue Service, or the IRS, will not contend that our interests in subsidiaries or other issuers constitutes a violation of the REIT requirements. Moreover, future economic, market, legal, tax or other considerations may cause Aimco to fail to qualify as a REIT, or Aimco’s Board of Directors may determine to revoke its REIT status.
REIT distribution requirements limit our available cash.
As a REIT, Aimco is subject to annual distribution requirements. The Aimco Operating Partnership pays distributions intended to enable Aimco to satisfy its distribution requirements. This limits the amount of cash available for other business purposes, including amounts to fund our growth. Aimco generally must distribute annually at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, in order for its distributed earnings not to be subject to United States federal corporate income tax. We intend to make distributions to Aimco’s stockholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell apartment communities or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code.

Aimco may be subject to federal and state income taxes, in certain circumstances.
Even if Aimco qualifies as a REIT, Aimco may be subject to United States federal income and excise taxes in various situations, such as on its undistributed income. Aimco could also be required to pay a 100% tax on any net income on non-arm’s length transactions between Aimco and a taxable REIT subsidiary and on any net income from sales of apartment communities that were held for sale to customers in the ordinary course. In addition, Aimco could be subject to AMT, on items of tax preference. State and local tax laws may not conform to the United States federal income tax treatment, and Aimco may be subject to state or local taxation in various state or local jurisdictions, including those in which Aimco transacts business. Any taxes imposed on Aimco would reduce our operating cash flow and net income and could negatively impact our ability to pay dividends and distributions.
Legislative or regulatory action could adversely affect stockholders.
Regular corporate dividends are taxed at a lower rate than REIT dividends, which could cause non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of Aimco Common Stock. However, as a REIT, Aimco generally would not be subject to federal or state corporate income taxes on that portion of its ordinary income or capital gain that it distributes currently to its stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject. Investors are urged to consult their tax advisors with respect to the tax rates that apply to them.
It is possible that future legislation would result in a REIT having fewer tax advantages and it could become more advantageous for a company that invests in real estate to elect to be taxed, for federal income tax purposes, as a corporation. Tax law changes may adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in Aimco Common Stock or on the market value or the sale potential of our assets.
Tax Legislation Impacts Certain U.S. Federal Income Tax Rules Applicable to REITs.
The Protecting Americans from Tax Hikes Act of 2015, or PATH Act, contains changes to certain aspects of the U.S. federal income tax rules applicable to REITs. The PATH Act modifies various rules that apply to a REIT’s ownership of and business relationship with its TRS entities, and reduces (beginning in 2018) the value of a REIT’s assets that may be in TRS entities from 25% to 20%. The PATH Act makes permanent the reduction of the period (from ten years to five years) during which a REIT is subject to corporate-level tax on the recognition of built-in gains in assets of an acquired corporation. The PATH Act also makes multiple changes related to the Foreign Investment in Real Property Tax Act, expands prohibited transaction safe harbors and qualifying hedges, and repeals the preferential dividend rule for publicly-offered REITs. Lastly, the PATH Act adjusts the way a REIT calculates earnings and profits in certain circumstances to avoid double taxation at the stockholder level, and expands the types of assets and income treated as qualifying for purposes of the REIT requirements. Investors are urged to consult their tax advisors with respect to these changes and the potential effect on their investment in Aimco’s Common Stock.
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
Aimco may purchase the shares of capital stock held in trust at a price equal to the lesser of the price paid by the transferee of the shares or the then current market price. If the trust transfers any of the shares of capital stock, the affected person will receive the lesser of the price paid for the shares or the then current market price. An individual who acquires shares of capital stock that violate the above rules bears the risk that the individual:

•	may lose control over the power to dispose of such shares;

•	may not recognize profit from the sale of such shares if the market price of the shares increases;

•	may be required to recognize a loss from the sale of such shares if the market price decreases; and

•	may be required to repay to us any dividends received from us as a result of his or her ownership of the shares.
Aimco’s charter may limit the ability of a third-party to acquire control of Aimco.
The 8.7% ownership limit discussed above may have the effect of delaying or precluding acquisition of control of Aimco by a third-party without the consent of Aimco’s Board of Directors. Aimco’s charter authorizes its Board of Directors to issue up to 510,587,500 shares of capital stock. As of December 31, 2016, 500,787,260 shares were classified as Common Stock, of which 156,888,381 were outstanding, and 9,800,240 shares were classified as preferred stock, of which 5,000,000 were outstanding. Under Aimco’s charter, its Board of Directors has the authority to classify and reclassify any of Aimco’s unissued shares of capital stock into shares of capital stock with such preferences, conversion or other rights, voting power restrictions, limitations as to dividends, qualifications or terms or conditions of redemptions as the Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of Aimco, even if a change in control were in Aimco’s stockholders’ best interests.
The Maryland General Corporation Law may limit the ability of a third-party to acquire control of Aimco.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our portfolio includes garden style, mid-rise and high-rise apartment communities located in 22 states and the District of Columbia. Our portfolio strategy seeks predictable rent growth from a portfolio of apartment communities diversified among the largest coastal and job growth markets in the United States, and that is diversified across “A,” “B” and “C+” price points, averaging “B/B+” in quality. As of December 31, 2016, our portfolio of conventional apartment communities consisted of roughly 50% “A” quality communities and 50% “B” and “C+” quality communities (as measured by gross asset value). Please refer to the Executive Overview heading under Item 7 for a description of our portfolio quality ratings. The following table sets forth information on all of our apartment communities as of December 31, 2016:

	Number of Apartment Communities	Number of Apartment Homes	Average Economic Ownership
Conventional:
Atlanta	5	817	100%
Bay Area	12	2,632	100%
Boston	15	4,689	100%
Chicago	10	3,246	100%
Denver	8	2,065	98%
Greater Washington DC	13	5,325	99%
Los Angeles	14	4,543	86%
Miami	5	2,612	100%
New York	18	1,040	100%
Philadelphia	5	2,802	97%
San Diego	12	2,423	97%
Seattle	2	239	100%
Total target markets	119	32,433	97%
Other markets	15	5,489	99%
Total conventional owned	134	37,922	97%
Affordable	55	8,389	95%
Total	189	46,311	98%
At December 31, 2016, we owned an equity interest in and consolidated within our financial statements 178 apartment communities containing 45,482 apartment homes. These consolidated apartment communities contained, on average, 256 apartment homes, with the largest community containing 2,113 apartment homes. These apartment communities offer residents a range of amenities, including resort pools with cabanas, grills, clubhouses, spas, fitness centers, dog parks and large open spaces. Many of the apartment homes offer features such as granite countertops, wood flooring, stainless steel appliances, fireplaces, spacious closets, washer and dryer connections, balconies and patios. Some of our premier apartment communities also offer premium features including designer kitchens and bathroom finishes. Additional information on our consolidated apartment communities is contained in “Schedule III - Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K. At December 31, 2016, we also held an equity interest in and did not consolidate within our financial statements 11 apartment communities containing 829 apartment homes.
The majority of our consolidated apartment communities are encumbered by property debt. At December 31, 2016, 155 of our consolidated apartment communities were encumbered by, in aggregate, $3.9 billion of property debt with a weighted average interest rate of 4.78% and a weighted average maturity of 8.0 years. Each of the non-recourse property debt instruments comprising this total are collateralized by one of our apartment communities, without cross-collateralization, with an estimated aggregate fair value of $11.9 billion. Refer to Note 4 to the consolidated financial statements in Item 8 for additional information regarding our property debt. As of December 31, 2016, we held unencumbered apartment communities with an estimated fair value of $1.6 billion.

Item 3. Legal Proceedings
As further discussed in Note 5 to the consolidated financial statements in Item 8, we are engaged in discussions with regulatory agencies regarding environmental matters at apartment communities we, or predecessor entities, previously owned. Although the outcome of the process we are undergoing for these environmental matters is uncertain, we do not expect the resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Aimco
Aimco’s Common Stock has been listed and traded on the NYSE under the symbol “AIV” since July 22, 1994. The following table sets forth the quarterly high and low sales prices of our Common Stock, as reported on the NYSE, and the dividends declared in the periods indicated:

Quarter Ended	High	Low	Dividends Declared (per share)
December 31, 2016	$45.45	$39.88	$0.33
September 30, 2016	47.59	43.30	0.33
June 30, 2016	44.16	39.57	0.33
March 31, 2016	41.82	35.45	0.33

December 31, 2015	$40.83	$35.88	$0.30
September 30, 2015	40.43	34.71	0.30
June 30, 2015	39.66	36.52	0.30
March 31, 2015	41.55	36.59	0.28
Aimco’s Board of Directors determines and declares its dividends. In making a dividend determination, Aimco’s Board of Directors considers a variety of factors, including: REIT distribution requirements; current market conditions; liquidity needs; and other uses of cash, such as for deleveraging and accretive investment activities. Aimco’s Board of Directors targets a dividend payout ratio of approximately 65% of Adjusted Funds From Operations (which is defined in Item 7). In January 2017, Aimco’s Board of Directors declared a cash dividend of $0.36 per share on its Common Stock. On an annualized basis, this represents an increase of 9% compared to the dividends paid in 2016. This dividend is payable on February 28, 2017, to stockholders of record on February 17, 2017. Aimco’s Board of Directors anticipates similar per share quarterly cash dividends for the remainder of 2017. However, the Board of Directors may adjust the dividend amount or the frequency with which the dividend is paid based on then prevailing circumstances.
On February 23, 2017, the closing price of the Common Stock was $45.96 per share, as reported on the NYSE, and there were 157,017,376 shares of Common Stock outstanding, held by 1,842 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.
As a REIT, Aimco is required to distribute annually to holders of its Common Stock at least 90% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income.
From time to time, Aimco may issue shares of Common Stock in exchange for OP Units, defined under The Aimco Operating Partnership heading below. Please refer to Note 7 to the consolidated financial statements in Item 8 for further discussion of such exchanges. Aimco may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the year ended December 31, 2016, we did not issue any shares of Common Stock in exchange for OP Units or limited partnership interests in consolidated real estate partnerships.
Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. There were no repurchases of Aimco shares during the year ended December 31, 2016. As of December 31, 2016, Aimco was authorized to repurchase approximately 19.3 million shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

Performance Graph
The following graph compares cumulative total returns for Aimco’s Common Stock, the MSCI US REIT Index, the Standard & Poor’s 500 Total Return Index (the “S&P 500”), and the NAREIT Apartment Index. The MSCI US REIT Index is published by Morgan Stanley Capital International Inc., a provider of equity indices. The NAREIT Apartment Index is published by The National Association of Real Estate Investment Trusts, or NAREIT, a representative of real estate investment trusts and publicly traded real estate companies with interests in United States real estate and capital markets. The MSCI REIT Index reflects total shareholder return for a broad range of REITs and the NAREIT Apartment Index provides a more direct multifamily peer comparison of total shareholder return. The indices are weighted for all companies that fit the definitional criteria of the particular index and are calculated to exclude companies as they are acquired and add them to the index calculation as they become publicly traded companies. All companies that fit the definitional criteria and existed at the point in time presented are included in the index calculations. The graph assumes the investment of $100 in Aimco’s Common Stock and in each index on December 31, 2011, and that all dividends paid have been reinvested. The historical information set forth below is not necessarily indicative of future performance.

	For the fiscal years ended December 31,
Index	2011	2012	2013	2014	2015	2016
Aimco (1)	$100.00	$121.68	$120.41	$178.25	$198.12	$232.37
MSCI US REIT (1)	100.00	117.77	120.68	157.34	161.30	175.17
NAREIT Apartment Index (2)	100.00	106.93	100.31	140.06	163.10	167.76
S&P 500 (1)	100.00	116.00	153.57	174.60	177.01	198.18
(1) Source: SNL Financial, an offering of S&P Global Market Intelligence © 2017
(2) Source: National Association of Real Estate Investment Trusts
The Performance Graph will not be deemed to be incorporated by reference into any filing by Aimco under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Aimco specifically incorporates the same by reference.

The Aimco Operating Partnership
Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as OP Units. OP Units include common partnership units and high performance units, which we refer to as common OP Units, as well as partnership preferred units, or preferred OP Units. There is no public market for the Aimco Operating Partnership’s common partnership units, including OP Units, and we have no intention of listing the common partnership units on any securities exchange. In addition, the Aimco Operating Partnership’s Partnership Agreement restricts the transferability of common partnership units, including OP Units. The following table sets forth the distributions declared per common partnership unit in each quarterly period during the two years ended December 31, 2016 and 2015:

Quarter Ended	2016	2015
December 31	$0.33	$0.30
September 30	0.33	0.30
June 30	0.33	0.30
March 31	0.33	0.28
We intend for the Aimco Operating Partnership’s future distributions per common partnership unit to be equal to Aimco’s Common Stock dividends.
At February 23, 2017, there were 164,649,570 common partnership units and equivalents outstanding (157,017,376 of which were held by Aimco) that were held by 2,731 unitholders of record.
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
No common OP Units or preferred OP Units held by Limited Partners were redeemed in exchange for shares of Aimco Common Stock during the year ended December 31, 2016.
The following table summarizes the Aimco Operating Partnership’s repurchases of common OP Units for the three months ended December 31, 2016:

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under Plans or Programs (1)
October 1 - October 31, 2016	2,879	$42.66	N/A	N/A
November 1 - November 30, 2016	2,048	43.23	N/A	N/A
December 1 - December 31, 2016	27,698	41.49	N/A	N/A
Total	32,625	$41.70

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

Dividend and Distribution Payments
Our revolving credit agreement includes customary covenants, including a restriction on dividends and other restricted payments, but permits dividends and distributions during any four consecutive fiscal quarters in an aggregate amount of up to 95% of Aimco’s Funds From Operations for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain Aimco’s REIT status.

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

	For The Years Ended December 31,
	2016	2015	2014	2013	2012
	(dollar amounts in thousands, except per share data)
OPERATING DATA:
Total revenues (1)	$995,854	$981,310	$984,363	$974,053	$958,511
Net income (1)	483,273	271,983	356,111	237,825	195,361
Net income attributable to Aimco/the Aimco Operating Partnership per common share/unit – diluted	$2.67	$1.52	$2.06	$1.40	$0.61

BALANCE SHEET INFORMATION:
Total assets (2)	$6,232,818	$6,118,681	$6,068,631	$6,046,579	$6,363,366
Total indebtedness (2)	3,884,632	3,849,141	4,108,025	4,355,849	4,378,966

OTHER INFORMATION:
Dividends/distributions declared per common share/unit	$1.32	$1.18	$1.04	$0.96	$0.76

(1)
Effective January 1, 2014, we adopted a new accounting standard, which revised the definition of a discontinued operation. In the selected financial data presentation above, total revenues for the years ended December 31, 2013 and 2012 excludes revenue generated by discontinued operations of $62.2 million and $140.6 million, respectively. Net income for the years ended December 31, 2013 and 2012 includes income from discontinued operations, net of tax, of $203.2 million and $214.1 million, respectively.

(2)
Effective January 1, 2016, we adopted new accounting standards, which revised the presentation of debt issue costs. In the selected financial data presented above, the total assets and total indebtedness as of December 31, 2015, 2014, 2013 and 2012, have been recast to reflect the reclassification of unamortized debt issue costs related to property debt from total assets to total indebtedness.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
We are focused on the ownership, management, redevelopment and limited development of quality apartment communities diversified by geography in the largest coastal and job growth markets in the United States and also diversified across price points.
Our principal financial objective is to provide predictable and attractive returns to our equity holders, as measured by growth in Economic Income and Adjusted Funds From Operations. Economic Income is our measure of total return and Adjusted Funds From Operations is our measure of current return. In 2016, Economic Income totaled approximately $7 per share, representing a 15% return on our estimated net asset value at the beginning of that measurement period. Adjusted Funds From Operations was $1.97 per share, an increase of 5% as compared to 2015. Our calculation of Economic Income relies upon net asset value, or NAV. NAV and Adjusted Funds From Operations are non-GAAP measures and are defined under the Non-GAAP Measures heading below.
Our business and strategic areas of focus are described in more detail within the Business Overview in Item 1. Execution of our goals within our strategic areas of focus drove solid results for Aimco in 2016, as further described in the sections that follow.
Property Operations
We own and operate a portfolio of conventional apartment communities, diversified by both geography and price point. At December 31, 2016, our conventional portfolio included 134 apartment communities with 37,922 apartment homes in which we held an average ownership of approximately 97%. We also operate a portfolio of affordable apartment communities, which primarily consists of communities owned through low-income housing tax credit partnerships, and with rents generally paid, in whole or part, by a government agency. Consolidated apartment communities that we manage within our conventional and affordable portfolios comprise our reportable segments and generated 90% and 10%, respectively, of our proportionate property net operating income, or NOI, (defined below under the Results of Operations – Property Operations heading) during the year ended December 31, 2016.

In our conventional same store portfolio, revenue and expense grew 4.7% and 1.4%, respectively, leading to 6.2% growth in property net operating income. Revenue growth was due to a weighted average rent increase of 4.0% and an average daily occupancy of 95.9%, which was consistent with 2015. We focus on customer satisfaction and resident retention, which results in lower resident turnover and reduces vacancy related costs. We receive approximately 90,000 customer satisfaction surveys annually and achieved an average rating of 4.18 (on a 1 to 5 scale) for the year ended December 31, 2016.
Our focus on efficient operations through centralization of administrative tasks, optimization of economies of scale at the corporate level and investment in more durable, longer-lived materials has helped us control operating expenses. As a result of these efforts, our conventional same store controllable operating expenses, which we define as property level operating expenses before real estate taxes, insurance and utilities, had a compound annual growth rate of 2.1% over the last three years.
For the year ended December 31, 2016, our conventional portfolio provided 68% operating margins and 62% free cash flow, or FCF, margins. FCF is defined under the Non-GAAP Measures heading below.
Redevelopment and Development
During the year ended December 31, 2016, we invested $155.4 million in redevelopment, $85.2 million of which related to the ongoing redevelopment of Park Towne Place and The Sterling, mixed-use communities located in Center City Philadelphia. We are redeveloping the three of the four towers at Park Towne Place, one at a time, and at December 31, 2016, we had completed lease-up of the South Tower and had leased 70% of the apartment homes in the East Tower. Rental rates are consistent with underwriting. Based on the success of the first two towers, we commenced redevelopment of the North Tower during 2016, completing de-leasing in the third quarter and starting construction in the fourth quarter. We will continue to evaluate the success of the redevelopment and may redevelop the fourth tower in the community.
We are redeveloping The Sterling, a 30-story building, two or three floors at a time, and at December 31, 2016, we had completed 88% of the apartment homes, of which 92% had been leased. Rental rates are in line with underwriting. Three floors, representing 12% of the homes, and 37,000 square feet of commercial space remain under construction with anticipated completion in second quarter 2017.
During 2016, we commenced four additional redevelopments with an estimated net investment of $81.4 million. These redevelopments include: Bay Parc Plaza in Miami, Florida; Saybrook Pointe in San Jose, California; Yorktown in suburban Chicago; and the second phase of redevelopment at The Palazzo at Park La Brea in Los Angeles, California. For additional information regarding these redevelopments, please refer to the discussion under the Liquidity and Capital Resources heading below.
During 2016, we achieved NOI stabilization at three redeveloped apartment communities in California, Lincoln Place in Venice, Ocean House on Prospect in La Jolla and Preserve at Marin in Corte Madera. The redevelopment of these apartment communities resulted in value creation of approximately $170.0 million, or about 30% of our $582.0 million investment in these projects.
During 2016, we invested $31.8 million in development, primarily in the completion of One Canal in Boston. Lease-up is nearing completion, with 86% of the apartment homes occupied at December 31, 2016, a pace well ahead of schedule and at rental rates consistent with underwriting.
During 2016, our Vivo community in Cambridge, Massachusetts achieved stabilized occupancy two months ahead of schedule with rental rates consistent with underwriting.
See below under the Liquidity and Capital Resources – Redevelopment and Development heading for additional information regarding our ongoing redevelopments at December 31, 2016.
Portfolio Management
Our portfolio strategy seeks predictable rent growth from a portfolio of apartment communities that is diversified across “A,” “B,” and “C+” price points, averaging “B/B+” in quality, and that is diversified across the largest coastal and job growth markets in the U.S. We measure conventional apartment community quality based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of the local market average, as “B” quality apartment communities those earning rents between 90% and 125% of the local market average; as “C+” quality apartment communities those with rents greater than $1,100 per month, but lower than 90% of local market average; and as “C” quality apartment communities those with rents less than $1,100 per month and lower than 90% of local market average. We classify as “B/B+” quality a portfolio that on average earns rents between 100% and 125% of the local market average rents where the portfolio is located. Although some companies and analysts within the multifamily real estate industry use apartment community quality ratings of “A,” “B” and “C,” some of which are tied to local market rent averages, the metrics used to classify apartment community quality as well as the timing for which local markets rents are calculated may vary from company to company.

Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multifamily real estate industry.
As part of our portfolio strategy, we seek to sell each year up to 10% of the apartment communities in our portfolio with lower projected free cash flow returns and invest the proceeds from such sales through property upgrades and redevelopment of communities in our current portfolio, occasional development of new communities and selective acquisition of apartment communities with projected free cash flow returns higher than expected from the communities sold. Through this disciplined approach to capital recycling, we have significantly increased the quality and expected growth rate of our portfolio as evidenced by increased average revenue per apartment home for the portfolio and higher average rents compared to local market average rents.

	Three Months Ended
	December 31,
	2016	2013
Percentage of Conventional Net Operating Income in target markets	88%	88%
Average Revenue per Effective Apartment Home (1)	$1,978	$1,469
Portfolio Average Rents as a Percentage of Local Market Average Rents	113%	105%
Percentage A (4Q 2016 Average Revenue per Effective Apartment Home $2,505)	52%	38%
Percentage B (4Q 2016 Average Revenue per Effective Apartment Home $1,771)	34%	37%
Percentage C+ (4Q 2016 Average Revenue per Effective Apartment Home $1,595)	14%	18%
Percentage C	—%	7%
(1) Represents average monthly rental and other property revenues divided by the number of occupied apartment homes multiplied by our economic interest in the apartment community as of the end of the current period.

During the three months ended December 31, 2016, our conventional portfolio average revenue per effective apartment home was $1,978, an increase of 34.6% as compared to the three months ended December 31, 2013. This increase was due to rent growth from the improved quality of our portfolio, driven in part by the sale of conventional apartment communities during these periods with average monthly revenues per effective apartment home substantially lower than those of the retained portfolio, and also by our reinvestment of the sales proceeds through redevelopment, development and acquisition of apartment communities with higher rents and better free cash flow return prospects.
After several years of above-trend rent growth, we are seeing rent growth in many markets decelerate due to competitive new supply. As a result of our diversification by both geography and price point, our exposure to competitive new supply is largely limited to approximately one quarter of our portfolio, represented by “A” price point communities in submarkets with more than 2% supply growth projected over the next year. This exposure is mitigated in some submarkets where the rate of job growth exceeds the rate of supply growth, and in other submarkets where our “A” rents are substantially lower than the rents charged by new supply.
As we execute our portfolio strategy, we expect to increase conventional portfolio average revenue per apartment home at a rate greater than market rent growth; increase FCF margins; and increase the percentage of our conventional property net operating income earned in our target markets.
During the year ended December 31, 2016, we sold seven conventional apartment communities with 3,045 apartment homes for gross proceeds of $517.0 million. After payment of transaction costs, working capital adjustments and distributions to noncontrolling interests, our share of the net proceeds totaled $509.1 million. We sold one apartment community from our low-income housing tax credit portfolio for gross proceeds of $27.5 million. After repayment of property debt, payment of transaction costs and distributions to noncontrolling interests, our share of the net proceeds totaled $10.3 million. We invested these proceeds in redevelopment and development discussed below, as well as the acquisition for $320 million of Indigo, a 463-home apartment community in Redwood City, California that was in the final stages of construction at the time of acquisition. As of December 31, 2016, leasing was well ahead of schedule, with 77% of apartment homes occupied at rental rates consistent with underwriting.
Balance Sheet and Liquidity
Our leverage strategy seeks to increase financial returns while using leverage with appropriate caution. We target the ratio of Proportionate Debt and Preferred Equity to Adjusted EBITDA to be below 7.0x and we target the ratio of Adjusted EBITDA to Adjusted Interest Expense and Preferred Dividends to be greater than 2.5x. We also focus on the ratios of Proportionate Debt to Adjusted EBITDA and Adjusted EBITDA to Adjusted Interest Expense. Proportionate Debt, Adjusted EBITDA and Adjusted Interest Expense, as used in these ratios, are non-GAAP financial measures, which are defined and reconciled under the Non-GAAP Measures - Leverage Ratios heading below. Preferred Equity represents Aimco’s preferred stock and the Aimco Operating

Partnership’s preferred OP units. Our leverage ratios for the trailing twelve month periods ended December 31, 2016 and 2015, are presented below:

Trailing Twelve Months Ended December 31,
	2016	2015
Proportionate Debt to Adjusted EBITDA	6.3x	6.4x
Proportionate Debt and Preferred Equity to Adjusted EBITDA	6.7x	6.8x
Adjusted EBITDA to Adjusted Interest Expense	3.2x	3.1x
Adjusted EBITDA to Adjusted Interest Expense and Preferred Dividends	2.9x	2.8x
We expect future leverage reduction from earnings growth, especially as apartment communities now being redeveloped are completed and the lease-up of Indigo is completed, and from regularly scheduled property debt amortization funded from retained earnings. As of December 31, 2016, we held unencumbered apartment communities with an estimated fair value of approximately $1.6 billion.
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
During 2016, we closed fixed-rate, non-recourse, amortizing, property loans totaling $393.5 million with a weighted average term of 9.4 years and weighted average interest rate of 3.2%, which were on average 145 basis points over the corresponding Treasury rates at the time of pricing. During 2016, we also amended our $600.0 million revolving credit facility, extending its maturity to January 2022. For additional information regarding our leverage, please see the discussion under the Liquidity and Capital Resources heading.
Culture
Our culture is the key to our success. Our emphasis on a collaborative, respectful, and performance-oriented culture is what enables the continuing transformation of the Aimco business. In 2016, Aimco was recognized by the Denver Post as a Top Work Place for the fourth consecutive year. We were one of only three mid-size companies to be named a Top Work Place in Colorado for the past four consecutive years.
Key Financial Indicators
The key financial indicators that we use in managing our business and in evaluating our operating performance are Economic Income, our measure of total return, and Adjusted Funds From Operations, our measure of current return. In addition to these indicators, we evaluate our operating performance and financial condition using: Pro forma Funds From Operations; FCF capitalization rate; NOI capitalization rate; same store property operating results; proportionate property NOI; average revenue per effective apartment home; financial coverage ratios; and net leverage. Certain of these financial indicators are non-GAAP financial measures, which are defined, further described and, for certain of the measures, reconciled to comparable GAAP-based measures, under the Non-GAAP Measures heading below.
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

Overview
2016 compared to 2015
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership increased by $181.7 million and $190.8 million, respectively, for the year ended December 31, 2016, as compared to the year ended December 31, 2015. The increase in income was principally due to an increase in gains on dispositions of real estate, partially offset by an increase in depreciation and amortization resulting from redeveloped and developed apartment communities placed into service during 2016 and from recent acquisitions.

2015 compared to 2014
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership decreased by $60.5 million and $64.3 million, respectively, for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The decrease in income was principally due to a decrease in gains on dispositions of real estate, partially offset by the effect of various other items discussed below.
The following paragraphs discuss these and other items affecting the results of operations of Aimco and the Aimco Operating Partnership in more detail.
Property Operations
As described under the preceding Executive Overview heading, our owned real estate portfolio consists primarily of conventional apartment communities. We also operate a portfolio of affordable apartment communities, the majority of which are held in low-income housing tax credit partnerships. Our conventional and affordable real estate operations that we manage and that are not classified as held for sale at the end of the current period comprise our reportable segments.
Due to the range of our economic ownership interests in our apartment communities, we use proportionate property NOI to assess the operating performance of our apartment communities and our operating segments. Proportionate property NOI reflects our share of rental and other property revenues reduced by direct property operating expenses, including real estate taxes, for the consolidated apartment communities that we manage. Accordingly, the results of operations of our conventional and affordable segments discussed below are presented on a proportionate basis and exclude the results of four conventional apartment communities with 142 apartment homes and eight affordable apartment communities with 727 apartment homes that we do not manage and one affordable community with 52 apartment homes that was classified as held for sale as of December 31, 2016.
We do not include property management revenues, offsite costs associated with property management or casualty-related amounts, in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below. Refer to Note 12 in the consolidated financial statements in Item 8 for further discussion regarding our reportable segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.
Conventional Real Estate Operations
Our Conventional segment consists of apartment communities we classify as Conventional Same Store and Conventional Non-Same Store. Conventional Same Store apartment communities are those that have reached stabilized occupancy as of the beginning of a two year comparable period and maintained it throughout the current and comparable prior year, and that are not expected to be sold within 12 months. Conventional Non-Same Store consists of conventional redevelopment and development apartment communities, which are those currently under construction that are not occupancy stabilized and those that have been completed in recent years that had not achieved and maintained stabilized occupancy for both the current and comparable prior year, and conventional acquisition apartment communities, which are those we have acquired since the beginning of a two year comparable period. Conventional Non-Same Store also includes apartment communities subject to agreements that limit the amount by which we may increase rents; apartment communities that had not reached or maintained a stabilized level of occupancy as of the beginning of a two year comparable period, often due to a casualty event; and apartment communities expected to be sold within 12 months but do not yet meet the criteria to be classified as held for sale.
As of December 31, 2016, as defined by our segment performance metrics, our conventional portfolio consisted of the following:

•	101 Conventional Same Store apartment communities with 30,893 apartment homes; and

•	29 Conventional Non-Same Store apartment communities with 6,887 apartment homes.

From December 31, 2015, to December 31, 2016, on a net basis, our Conventional Same Store portfolio decreased by six apartment communities and 2,256 apartment homes. This change consisted of:

•	five conventional redevelopment apartment communities with 1,544 apartment homes that were reclassified into Conventional Non-Same Store;

•	one apartment community with 246 apartment homes reclassified into Conventional Non-Same Store as a result of a casualty event; and

•	five apartment communities with 1,727 apartment homes sold during the period.
These decreases were offset by the addition of five apartment communities that were reclassified from Conventional Non-Same Store, including three acquisition communities with 818 apartment homes as we have now owned them for the entirety of both periods presented, and two redeveloped apartment communities with 443 apartment homes that were reclassified upon maintaining stabilized occupancy for the entirety of both periods presented.
Our proportionate conventional portfolio results for the years ended December 31, 2016 and December 31, 2015, as presented below, are based on the apartment community classifications as of December 31, 2016.

	Year Ended December 31,
(in thousands)	2016	2015	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$635,472	$606,952	$28,520	4.7%
Conventional Non-Same Store	168,863	145,189	23,674	16.3%
Total	804,335	752,141	52,194	6.9%
Property operating expenses:
Conventional Same Store	192,280	189,658	2,622	1.4%
Conventional Non-Same Store	65,659	56,899	8,760	15.4%
Total	257,939	246,557	11,382	4.6%
Property net operating income:
Conventional Same Store	443,192	417,294	25,898	6.2%
Conventional Non-Same Store	103,204	88,290	14,914	16.9%
Total	$546,396	$505,584	$40,812	8.1%
For the year ended December 31, 2016, as compared to 2015, our conventional segment’s proportionate property NOI increased $40.8 million, or 8.1%.
For the year ended December 31, 2016, as compared to 2015, Conventional Same Store proportionate property NOI increased by $25.9 million, or 6.2%. This increase was primarily attributable to a $28.5 million, or 4.7%, increase in rental and other property revenues due to higher average revenues (approximately $82 per effective home), comprised primarily of increases in rental rates of 4.0%. Rental rates on new leases transacted during the year ended December 31, 2016, were 2.4% higher than expiring lease rates, and renewal rates were 5.7% higher than expiring lease rates. The increase in Conventional Same Store rental and other property revenues was partially offset by a $2.6 million, or 1.4%, increase in property operating expenses, primarily due to increases in real estate taxes, personnel costs and repairs and maintenance, partially offset by lower utilities expenses and insurance costs. During the year ended December 31, 2016, as compared to 2015, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, increased by $1.6 million, or 1.9%.
Our Conventional Non-Same Store proportionate property NOI increased by $14.9 million during the year ended December 31, 2016, as compared to 2015. This increase is attributable to the following:

•	$7.8 million increase due to the NOI stabilization of three redeveloped communities (Lincoln Place, Ocean House on Prospect and Preserve at Marin);

•	$2.6 million due to completing lease-up of Vivo and nearing completion of the lease-up of Indigo and One Canal;

•	$3.4 million due to apartment communities we acquired during 2015; and

•
$1.1 million due to other net increases in proportionate property NOI including the continued lease-up of redeveloped homes at Park Towne Place and The Sterling, offset by decreases due to apartment homes taken out of service for our current redevelopments.

As of December 31, 2015, our conventional portfolio consisted of the following:

•	102 Conventional Same Store apartment communities with 31,422 apartment homes; and

•	27 Conventional Non-Same Store apartment communities with 5,855 apartment homes.
Our proportionate conventional portfolio results for the years ended December 31, 2015 and 2014, as presented below, are based on the apartment community classifications as of December 31, 2015 (excluding amounts related to apartment communities sold or classified as held for sale during 2016).

	Year Ended December 31,
(in thousands)	2015	2014	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$622,031	$594,501	$27,530	4.6%
Conventional Non-Same Store	130,110	89,290	40,820	45.7%
Total	752,141	683,791	68,350	10.0%
Property operating expenses:
Conventional Same Store	194,283	190,517	3,766	2.0%
Conventional Non-Same Store	52,274	37,868	14,406	38.0%
Total	246,557	228,385	18,172	8.0%
Property net operating income:
Conventional Same Store	427,748	403,984	23,764	5.9%
Conventional Non-Same Store	77,836	51,422	26,414	51.4%
Total	$505,584	$455,406	$50,178	11.0%
For the year ended December 31, 2015, as compared to 2014, our conventional segment’s proportionate property NOI increased $50.2 million, or 11.0%.
For the year ended December 31, 2015, as compared to 2014, Conventional Same Store proportionate property NOI increased by $23.8 million, or 5.9%. This increase was primarily attributable to a $27.5 million, or 4.6%, increase in rental and other property revenues due to higher average revenues (approximately $78 per effective home), comprised of increases in rental rates, utility reimbursements and other fees, including parking. Rental rates on new leases transacted during the year ended December 31, 2015, were 4.4% higher than expiring lease rates, and renewal rates were 5.5% higher than expiring lease rates. The increase in Conventional Same Store rental and other property revenues was partially offset by a $3.8 million, or 2.0%, increase in property operating expenses, primarily due to increases in real estate taxes and repairs and maintenance. During the year ended December 31, 2015, as compared to 2014, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, increased by $2.0 million, or 2.3%.
Our Conventional Non-Same Store proportionate property NOI increased by $26.4 million during the year ended December 31, 2015, as compared to 2014. Proportionate property NOI increased $13.1 million due to apartment communities that we acquired in 2015 and 2014. Proportionate property NOI increased $13.3 million due to higher revenues per apartment home and higher average daily occupancy associated with apartment homes placed into service following completion of construction activities at Lincoln Place, Preserve at Marin and Pacific Bay Vistas, partially offset by a reduction in revenue associated with apartment homes taken out of service at our Park Towne Place and The Sterling redevelopments during 2015.
Affordable Real Estate Operations
Our affordable portfolio consists primarily of apartment communities that we manage that are owned through low-income housing tax credit partnerships. At December 31, 2016 and 2015, our affordable portfolio consisted of 46 apartment communities with 7,610 apartment homes.
For the year ended December 31, 2016, as compared to 2015, our affordable portfolio’s proportionate property NOI increased $6.1 million, or 10.9%. The increase was primarily attributed to an increase in rental income driven by higher rental rates, including market rate increases on four apartment communities that were approved in 2016 by the Department of Housing and Urban Development, partially offset by higher personnel and repairs and maintenance costs.
For the year ended December 31, 2015, as compared to 2014, the proportionate property NOI of our affordable apartment communities increased $1.6 million, or 2.9%. The increase was attributable to an increase in rental income driven primarily by higher rental rates of $23 per month on apartment homes.

Non-Segment Real Estate Operations
Real estate operations NOI amounts not attributed to our conventional or affordable segments include offsite costs associated with property management and casualty losses, reported in consolidated amounts, which we do not allocate to our conventional or affordable segments for purposes of evaluating segment performance (see Note 12 to the consolidated financial statements in Item 8).
For the years ended December 31, 2016, 2015 and 2014, casualty losses totaled $5.8 million, $8.3 million and $11.8 million, respectively. Casualty losses during the year ended December 31, 2016, included claims related to fire damage, water damage resulting from a storm affecting several communities, and water damage resulting from damaged pipes at several other communities. Casualty losses during the year ended December 31, 2015, included losses resulting from property damage and snow removal costs associated with the severe snow storms in the Northeast. Casualty losses during the year ended December 31, 2014, included losses from the severe weather associated with the 2014 “Polar Vortex,” which affected many of our apartment communities in the Northeast and Midwest, as well as damage to one of our apartment communities resulting from a severe hail storm.
Tax Credit and Asset Management Revenues
We sponsor certain consolidated partnerships that acquire, develop and operate qualifying affordable housing apartment communities and are structured to provide for the pass-through of tax credits and deductions to their partners. We recognize income associated with the delivery of tax credits and deductions generated by these partnerships to their partners.
For the year ended December 31, 2016, as compared to the year ended December 31, 2015, tax credit and asset management revenues decreased $3.0 million. This decrease was primarily attributable to $6.6 million lower amortization of deferred tax credit income primarily due to delivery of substantially all of the tax credits on various apartment communities in prior periods, partially offset by a $3.6 million fee earned for assisting a third-party property owner in a mark-up-to-market renewal related to a property we previously owned.
For the year ended December 31, 2015, as compared to the year ended December 31, 2014, tax credit and asset management revenues decreased $7.2 million. This decrease was attributable to a decrease in amortization of deferred tax credit income primarily due to delivery of substantially all of the tax credits on various apartment communities during 2014 and 2015, and a decrease in disposition and other transactional fees earned in 2015 as compared to 2014.
Certain of the apartment communities within our tax credit partnerships have delivered substantially all of the tax credits, or are anticipated to deliver substantially all of the tax credits during 2017. As the tax credit delivery and compliance periods for these apartment communities expire, amortization of deferred income associated with the delivery of tax credits and deductions will decrease. Additionally, during the year ended December 31, 2016, we acquired an investor limited partner’s interest in one of the tax credit partnerships prior to the end of the tax credit delivery period and as such we are no longer obligated to deliver tax credits. We expect amortization of deferred tax credit income to decrease from $17.6 million in the year ended December 31, 2016, to approximately $11 million for the year ending December 31, 2017.
Investment Management Expenses
For the year ended December 31, 2016, compared to the year ended December 31, 2015, investment management expenses decreased $1.5 million primarily due to lower acquisition-related costs.
For the year ended December 31, 2015, compared to the year ended December 31, 2014, investment management expenses decreased $1.5 million primarily due to increases in acquisition and other costs, partially offset by an increase in personnel and related costs.
Depreciation and Amortization
During the years ended December 31, 2016, 2015 and 2014, depreciation and amortization totaled $333.1 million, $306.3 million and $282.6 million, respectively. The $26.8 million increase from 2015 to 2016 was primarily due to amounts placed in service as we completed apartment homes in our Park Towne Place and The Sterling redevelopments, the completion of our One Canal and Vivo developments, our acquisition of Indigo and other capital additions, partially offset by decreases associated with apartment communities sold. The $23.7 million increase from 2014 to 2015 was primarily due to apartment homes placed into service as we completed our redevelopments and apartment communities we acquired in 2014 and 2015, partially offset by decreases associated with apartment communities sold.

General and Administrative Expenses
In recent years, we have worked toward simplifying our business, including winding down the portion of our business that generates transaction-based activity fees and reducing the number of partnerships that own our conventional apartment communities by acquiring the noncontrolling interests in these partnerships, which allowed us to reduce overhead and other costs associated with these activities. These and other simplification activities, along with our scale reductions, have allowed us to reduce our offsite costs, which consist of general and administrative expenses, property management and investment management expenses, by $6.5 million, or 8.1%, over the last three years.
For the year ended December 31, 2016, compared to the year ended December 31, 2015, general and administrative expenses, excluding incentive compensation, decreased by approximately $0.2 million. Inclusive of incentive compensation, general and administrative expense increased $1.8 million, primarily due to higher incentive compensation based on our performance against key performance indicators in 2016 as compared to 2015.
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
For the year ended December 31, 2016, compared to the year ended December 31, 2015, other expenses, net increased by $3.9 million. The increase was primarily due an increased estimate for future environmental costs, which is further discussed in Note 5 to the consolidated financial statements in Item 8, partially offset by lower legal and related costs.
For the year ended December 31, 2015, compared to the year ended December 31, 2014, other expenses, net decreased by $4.0 million. The decrease was due to a $1.8 million provision for real estate impairment loss we recognized during the year ended December 31, 2014, related to the estimated costs to sell an apartment community, inclusive of prepayment penalties. The decrease was also due to lower legal and other costs as well as the favorable resolution of certain legal matters in 2015, partially offset by higher environmental costs associated with an apartment community we no longer own.
Interest Expense
For the year ended December 31, 2016, compared to the year ended December 31, 2015, interest expense, which includes the amortization of deferred financing costs and prepayment penalties incurred in financing activities, decreased by $3.3 million, or 1.7%. The decrease was primarily attributed to lower average outstanding balances from our repayment of non-recourse property debt and to a lesser extent from a lower average cost of debt on property loans refinanced during the year, resulting in an $8.1 million reduction in interest expense, and a $4.9 million reduction of interest expense on debt related to apartment community dispositions. These decreases were partially offset by increased interest expense on debt associated with apartment community acquisitions and on One Canal, the construction of which was completed during 2016 and for which we ceased interest capitalization, and higher average borrowings on our revolving credit facility.
For the year ended December 31, 2015, compared to the year ended December 31, 2014, interest expense decreased by $21.3 million, or 9.6%. The decrease was primarily the result of lower average outstanding balances on non-recourse property debt for our existing apartment communities, decreases in property debt resulting from apartment community dispositions and higher prepayment penalties incurred in 2014. These decreases in interest expense were partially offset by increases related to our acquisition of apartment communities and on three of our redevelopments which reached completion of construction and therefore ceased capitalization of related interest expense.
Other, Net
Other, net includes our equity in the income or loss of unconsolidated real estate partnerships, and the results of operations related to our legacy asset management business, which we account for under the profit sharing method, as further discussed in Note 3 to the consolidated financial statements in Item 8.
During the years ended December 31, 2016, 2015 and 2014, other, net primarily consisted of $5.6 million and $0.2 million of net income and $0.8 million of net losses, respectively, related to our legacy asset management business. The increase in net income of the legacy asset management business from 2015 to 2016 was primarily due to the 2016 gain on the derecognition of the net liabilities of a portion of the legacy asset management business, as further described in Note 3 to the consolidated financial statements in Item 8. After income taxes and noncontrolling interest allocations, our share of the net results of the legacy asset management business totaled $4.4 million of net loss, $3.6 million of net income and $1.2 million of net loss for the years ended December 31, 2016, 2015 and 2014, respectively.
Income Tax Benefit
Certain of our operations or a portion thereof, including property management, asset management and risk management are conducted through TRS entities. Additionally, some of our apartment communities, including redevelopment communities, are owned through TRS entities. Income taxes related to the results of continuing operations of our TRS entities (before gains on dispositions) are included in income tax benefit in our consolidated statements of operations.
For the year ended December 31, 2016, compared to the year ended December 31, 2015, income tax benefit decreased by $2.3 million, from $27.5 million to $25.2 million, primarily due to lower net losses recognized by apartment communities owned by our TRS entities, partially offset by higher historic tax credits associated with the redevelopment of certain apartment communities and utilization of low-income housing tax credits from our acquisition of the outside limited partner’s interest in a tax credit partnership.
For the year ended December 31, 2015, compared to the year ended December 31, 2014, income tax benefit increased by $7.5 million, from $20.0 million to $27.5 million, primarily due to the taxable income generated by our low-income housing tax credit business prior to the intercompany sale of this business in late 2014 to the Aimco Operating Partnership, and an increase in historic tax credits.
Based on the ongoing simplification of our TRS entities, and lower planned investment in redevelopments eligible for historic tax credits, we anticipate a reduction in our income tax benefit during the year ending December 31, 2017, to a range of $19 million to $22 million.
Prior to December 15, 2014, the interests in our low-income housing tax credit business were owned through TRS entities. On December 15, 2014, our TRS entities sold the interests held in our tax credit business to the Aimco Operating Partnership. Through the date of sale the income resulting from these interests was subject to income taxes. Subsequent to the sale of the tax credit business, the income resulting from interests held in the tax credit business will not result in federal income tax liability. In accordance with GAAP applicable to income tax accounting for intercompany transactions, net tax expense associated with the sale, totaling approximately $3.5 million, was deferred within our consolidated balance sheet at the time of sale, and is being recognized in earnings as the assets of the tax credit business affect our GAAP income or loss, through depreciation, impairment losses, or sales to third-party entities. Refer to the Recent Accounting Pronouncements heading within Note 2 to the consolidated financial statements in Item 8 for a discussion of a change in accounting standards affecting the remaining deferred tax associated with this and other intercompany transactions.
Gain on Dispositions of Real Estate, Net of Tax
During the year ended December 31, 2016, we sold eight consolidated apartment communities for an aggregate sale price of $544.5 million, resulting in net proceeds of $524.2 million, and a net gain of $393.8 million (which is net of $6.4 million of related income taxes). During the year ended December 31, 2015, we sold 11 consolidated apartment communities for an aggregate sales price of $404.3 million, resulting in net proceeds of $229.4 million, and a net gain of $180.6 million (which is net of $1.8 million of related income taxes). During the year ended December 31, 2014, we sold 30 consolidated apartment communities for an aggregate sales price of $735.6 million, resulting in net proceeds of $456.6 million and a net gain of approximately $288.6 million (which is net of $36.1 million of related income taxes).
NOI capitalization rate and FCF capitalization rate are benchmarks used in the real estate industry for relative comparison of real estate valuations, including for apartment community sales, and are defined and further described under the Non-GAAP Measures heading below. The NOI and FCF capitalization rates for sales of our consolidated conventional apartment communities during the years ended December 31, 2016, 2015 and 2014, were as follows:

	2016	2015	2014
NOI capitalization rate	5.6%	6.1%	6.8%
Free Cash Flow capitalization rate	4.9%	4.9%	5.3%
The apartment communities sold during 2016, 2015 and 2014 were primarily outside of our target markets or in less desirable locations within our target markets and had average revenues per apartment home significantly below those of our retained portfolio. Accordingly, the NOI and FCF capitalization rates for these properties may not be indicative of those of our retained portfolio.

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
For the years ended December 31, 2016, 2015 and 2014, we allocated net income of $25.3 million, $4.8 million, and $24.6 million, respectively, to noncontrolling interests in consolidated real estate partnerships. The amounts of net income allocated to noncontrolling interests were lower in 2015 relative to 2016 and 2014, primarily due to our derecognition of the noncontrolling interests in 2016 and recognition of deferred asset management fees in 2014 related to the legacy asset management business, as well as the allocation of gain on dispositions of real estate to noncontrolling interests.
Net Income Attributable to Aimco Preferred Stockholders and the Aimco Operating Partnership’s Preferred Unitholders
Net income attributable to Aimco preferred stockholders and the Aimco Operating Partnership’s preferred unitholders increased by $0.2 million and $0.5 million, respectively, during the year ended December 31, 2016, as compared to the year ended December 31, 2015. These increases were partly due to our July 2016 redemption of the Class Z preferred shares. In connection with the redemption, we wrote off previously deferred issuance costs of $1.3 million. Additionally, the $0.7 million excess of the redemption value over the carrying amount was reflected in the net income attributable to Aimco Preferred Stockholders and Aimco Operating Partnership’s Preferred Unitholders. These increases were partially offset by a decrease in preferred dividends due to the timing of redemption of the Class Z preferred stock and our March 2015 redemption of Series A CRA Preferred Stock.
Net income attributable to Aimco preferred stockholders and the Aimco Operating Partnership’s preferred unitholders increased by $3.8 million and $4.3 million, respectively, during the year ended December 31, 2015, as compared to the year ended December 31, 2014. These increases were primarily due to the issuance during May 2014 of $125.0 million of preferred securities with a 6.875% dividend/distribution rate, and were also partly attributable to the write-off of previously deferred issuance costs in connection with our March 2015 redemption of preferred securities. See Notes 6 and 7 to the consolidated financial statements in Item 8 for further discussion of our preferred securities.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Capitalized Costs
We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopments and developments, other tangible apartment community improvements and replacements of existing apartment community components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the apartment community level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital additions activities. We also capitalize interest, property taxes and insurance during periods in which redevelopments and developments are in progress. We commence capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, at the point in time when activities necessary to get apartment communities ready for their intended use begin. These activities include when apartment communities or apartment homes are undergoing physical construction, as well as when apartment homes are held vacant in advance of planned construction, provided that other activities such as permitting, planning and design are in progress. We cease the capitalization of costs when the apartment communities or components thereof are substantially complete and ready for their intended use, which is typically when construction has been completed and apartment homes are available for occupancy. We charge costs including ordinary repairs, maintenance and resident turnover costs to property operating expense, as incurred. Refer to the discussion of investing activities within the Liquidity and Capital Resources section for a summary of costs capitalized during the periods presented.
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
As part of our portfolio strategy, we seek to sell each year up to 10% of the apartment communities in our portfolio with lower projected FCF returns, and to reinvest the proceeds from such sales in property upgrades and redevelopment of communities in our current portfolio, occasional development of new communities and selective acquisitions with projected FCF returns higher than expected for the communities sold. As we execute this strategy, we evaluate alternatives to sell or reduce our interest in apartment communities that do not align with our long-term investment strategy, although there is no assurance that we will sell or reduce our investment in such apartment communities during the desired time frame. For any apartment communities that are sold or meet the criteria to be classified as held for sale during the next 12 months, the reduction in the estimated holding period for these apartment communities may result in impairment losses.
Non-GAAP Measures
Various of the key financial indicators we use in managing our business and in evaluating our financial condition and operating performance are non-GAAP measures. Key non-GAAP measures we use are defined and described below, and for those non-GAAP financial measures used or disclosed within this annual report, reconciliations of the non-GAAP financial measures to the most comparable financial measure computed in accordance with GAAP are provided.
Funds from Operations, Pro forma Funds From Operations and Adjusted Funds From Operations are non-GAAP financial measures, which are defined and further described below under the Funds From Operations and Adjusted Funds From Operations heading.
FCF, as calculated for our retained portfolio, represents an apartment community’s property NOI, less spending for capital replacements, which represents our estimation of the capital additions made to replace capital assets consumed during our ownership period (further discussed under the Funds From Operations and Adjusted Funds From Operations heading and the Liquidity and Capital Resources heading). FCF margin represents an apartment community’s NOI less $1,200 per apartment home of assumed annual capital replacement spending, as a percentage of the apartment community’s rental and other property revenues. Capital replacement spending is a method of measuring the cost of capital asset usage during the period; therefore we believe that FCF is useful to investors as a supplemental measure of apartment community performance because it takes into consideration costs incurred during the period to replace capital assets that have been consumed during our ownership.
NOI capitalization rate and FCF capitalization rate are benchmarks used in the real estate industry for relative comparison of real estate valuations, including for apartment community sales. For purposes of calculating such capitalization rates for apartment community sales, NOI capitalization rate represents an apartment community’s trailing twelve month NOI prior to sale, less a management fee equal to 3% of revenue, divided by gross proceeds. FCF capitalization rate represents an apartment community’s NOI (as calculated for NOI capitalization rate) less $1,200 per apartment home of assumed annual capital replacement spending, divided by gross proceeds.
Funds From Operations and Adjusted Funds From Operations
Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income or loss computed in accordance with GAAP, excluding gains from sales of, and impairment losses recognized with respect to, depreciable real estate, plus depreciation and amortization related to real estate, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO. We calculate FFO attributable to Aimco common stockholders (diluted) by subtracting, if dilutive, redemption or repurchase related preferred stock issuance costs and dividends on preferred stock, and adding back dividends/distributions on dilutive preferred securities and premiums or discounts on preferred stock redemptions or repurchases.
In addition to FFO, we compute Pro forma FFO and Adjusted FFO, or AFFO, which are also non-GAAP financial measures that we believe are helpful to investors in understanding our performance. Pro forma FFO represents FFO attributable to Aimco common stockholders (diluted), excluding preferred equity redemption-related amounts (adjusted for noncontrolling interests). Preferred equity redemption-related amounts (gains or losses) are items that periodically affect our operating results and we exclude these items from our calculation of Pro forma FFO because such amounts are not representative of our operating performance. AFFO represents Pro forma FFO reduced by Capital Replacements (also adjusted for noncontrolling interests), which represents our estimation of the capital additions made to replace capital assets consumed during our ownership period. When we make capital additions at an apartment community, we evaluate whether the additions enhance the value, profitability or useful life of an asset as compared to its condition at the time we purchased the apartment community. We classify as Capital Improvements those capital additions that meet these criteria and we classify as Capital Replacements those that do not. AFFO is a key financial indicator we use to evaluate our operational performance and is one of the factors that we use to determine the amounts of our dividend payments.
FFO, Pro forma FFO and AFFO should not be considered alternatives to net income (loss), as determined in accordance with GAAP, as indications of our performance. Although we use these non-GAAP measures for comparability in assessing our performance compared to other REITs, not all REITs compute these same measures and those who do, may not compute them in the same manner. Additionally, computation of AFFO is subject to our definition of Capital Replacement spending. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs.
For the years ended December 31, 2016, 2015 and 2014, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	2016	2015	2014
Net income attributable to Aimco common stockholders (1)	$417,781	$235,966	$300,220
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	314,840	288,611	265,548
Gain on dispositions and other, net of noncontrolling partners’ interest	(381,131)	(174,797)	(299,219)
Income tax provision related to gain on disposition of real estate	6,374	1,758	36,058
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments (2)	2,782	(5,548)	(777)
Amounts allocable to participating securities	88	(473)	(5)
FFO attributable to Aimco common stockholders – diluted	$360,734	$345,517	$301,825
Preferred equity redemption related amounts	1,877	658	—
Pro forma FFO attributable to Aimco common stockholders – diluted	$362,611	$346,175	$301,825
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(55,289)	(53,925)	(56,051)
AFFO attributable to Aimco common stockholders – diluted	$307,322	$292,250	$245,774

Weighted average common shares outstanding – diluted (FFO, Pro forma FFO and AFFO) (3)	156,391	155,570	146,002

Net income attributable to Aimco per common share – diluted	$2.67	$1.52	$2.06
FFO per share – diluted	$2.31	$2.22	$2.07
Pro Forma FFO per share – diluted	$2.32	$2.23	$2.07
AFFO per share – diluted	$1.97	$1.88	$1.68

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP (see Note 10 to the consolidated financial statements in Item 8).

(2)	During the years ended December 31, 2016, 2015 and 2014, the Aimco Operating Partnership had outstanding, on average, 7,760,597, 7,656,626 and 7,723,822 common OP Units and equivalents.

(3)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP, plus common share equivalents that are dilutive for FFO, Pro forma FFO and AFFO.
For the year ended December 31, 2016 as compared to the 2015, Pro forma FFO increased 4% (on a diluted per share basis) primarily as a result of: Conventional Same Store property NOI growth, increased contribution from development, redevelopment and acquisition apartment communities, lower interest expense and lower casualty losses. The increases were partially offset by the loss of income from apartment communities that were sold in 2016 and 2015 and a lower income tax benefit due to the simplification of our TRS entities. For the same period, AFFO increased 5% (on a diluted per share basis), primarily as a result of the Pro forma FFO growth.
The Aimco Operating Partnership does not separately compute or report FFO, Pro forma FFO or AFFO. However, based on Aimco’s method for allocation of such amounts to noncontrolling interests in the Aimco Operating Partnership, as well as the limited differences between Aimco’s and the Aimco Operating Partnership’s net income amounts during the periods presented, FFO, Pro forma FFO and AFFO amounts on a per unit basis for the Aimco Operating Partnership would be expected to be substantially the same as the corresponding per share amounts for Aimco.

Economic Income
Economic Income represents the change in estimated NAV, per share plus cash dividends per share. We believe Economic Income is important to investors as it represents a measure of the total return we have earned for our stockholders. NAV, as used in our calculation of Economic Income, is a non-GAAP measure and represents the estimated fair value of assets net of liabilities attributable to Aimco’s common stockholders and the Aimco Operating Partnership’s common unitholders on a diluted basis. We believe NAV is considered useful by some investors in valuing shares in public real estate companies because it seeks to value the assets held by public companies in a manner similar to those values established in private transactions. Our estimated NAV per share and the quoted share price of Aimco Common Stock are not necessarily equal.
We estimate NAV on a semiannual basis, as of the end of the first and third quarters. Economic Income for 2016, was calculated using the change in NAV per share between September 30, 2015 and 2016. NAV will fluctuate over time. This NAV information should not be relied upon as representative of the amount a stockholder could expect to receive in a liquidation event, now or in the future. Certain assets are excluded as are certain liabilities such as taxes and transaction costs associated with a liquidation. In addition, NAV is based on management’s subjective judgments, assumptions and opinions as of the date of determination. We assume no obligation to revise or update NAV to reflect subsequent or future events or circumstances. Our NAV estimate is subject to a variety of risks and uncertainties, many of which are beyond our control, including, without limitation, those described in Item 1A. Risk Factors.
A reconciliation of NAV to total equity, which we believe is the most directly comparable GAAP measure, is provided below (in millions, except per share data):

	September 30, 2016
Total equity		$1,828
Fair value adjustment for real estate
Less: real estate, at depreciated cost	$(5,756)
Plus: fair value of real estate (1)	12,341
Adjustment to present real estate at fair value		6,585
Fair value adjustment for total indebtedness
Plus: total indebtedness, net	4,056
Less: fair value of indebtedness (2)	(3,851)
Adjustment to present indebtedness at fair value		205
Adjustments to present other tangible assets, liabilities and preferred equity at fair value (3)		(19)
Estimated NAV		$8,599
Total shares, units and dilutive share equivalents (4)		165
Estimated NAV per weighted average common share and unit - diluted		$52

(1)
We compute NAV by estimating the value of our conventional communities and our affordable apartment communities that are not held through low-income housing tax credit partnerships using a variety of methods we believe are appropriate based on the characteristics of the communities, including applying market-based capitalization rates published by a third party to annualized apartment community NOI for the most recent quarter; discounted projected future cash flows; and contract price for apartment communities scheduled for sale.

(2)
We calculate the fair value of our debt based on the money-weighted average interest rate on our debt, which rate takes into account the timing of amortization and maturities, and a market rate that takes into account the duration of the property debt as well as loan-to-value and coverage ratios.

(3)
Other tangible assets and liabilities were generally valued at their carrying amounts and reduced by the noncontrolling interests’ portion of these amounts and exclude intangible assets and liabilities reflected on our consolidated balance sheet. Our affordable communities held in low-income housing tax credit partnerships are consolidated for GAAP purposes where we expect to receive substantially all of the operating cash as well as a significant portion of the residual cash in payment of various fees and loans under the governing agreements. Our interests in these affordable communities is valued at the discounted future cash flows we expect to receive pursuant to the governing agreements, and such value is included in the value of other tangible assets for our NAV computation. The fair value of our preferred equity includes a mark-to-market adjustment for listed securities based on their closing share price on the valuation date.

(4)
Total shares, units and dilutive share equivalents represents Common Stock, OP Units, participating unvested restricted shares and the dilutive effect of common stock equivalents outstanding as of September 30, 2016.

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
In our Proportionate Debt computation, we increase our recorded debt by unamortized debt issue costs because these amounts represent cash expended in earlier periods and do not reduce our contractual obligations, and we reduce our recorded debt obligations by the amounts of cash and restricted cash on-hand (such restricted cash amounts being primarily restricted under the terms of our property debt agreements), assuming these amounts would be used to reduce our outstanding leverage. We further reduce our recorded debt obligations by the value of our investment in a securitization trust that holds certain of our property debt, as our payments of principal and interest associated with such property debt will ultimately repay our investments in the trust. We believe Proportionate Debt is useful to investors as it is a measure of our net exposure to debt obligations. Proportionate Debt, as used in our leverage ratios, is calculated as set forth in the table below.
Preferred Equity, as used in our leverage ratios, represents the redemption amounts for Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units. Preferred Equity, although perpetual in nature, is another component of our overall leverage.
Adjusted EBITDA is a non-GAAP measure. We believe Adjusted EBITDA provides investors relevant and useful information because it allows investors to view income from our operations on an unleveraged basis, before the effects of taxes, depreciation and amortization, gains or losses on sales of and impairment losses related to real estate and various other items described below.
Adjusted EBITDA represents Aimco’s share of the consolidated amount of our net income, adjusted to exclude the effect of the following items for the reasons set forth below:

•
interest expense, preferred dividends and interest income we earn on our investment in the subordinate tranches of a securitization trust that holds certain of our property debt, to allow investors to compare a measure of our performance before the effects of our capital structure with that of other companies in the real estate industry;

•
income taxes, to allow investors to measure our performance independent of income taxes, which may vary significantly from other companies within our industry due to leverage and tax planning strategies, among other considerations;

•
depreciation and amortization, gains or losses on dispositions and impairment losses related to real estate, for reasons similar to those set forth in our discussion of FFO, Pro forma FFO and AFFO in the preceding section; and

•
other items, including gains on dispositions of non-depreciable assets, as these are items that periodically affect our operations but that are not necessarily representative of our ongoing ability to service our debt obligations.

While Adjusted EBITDA is a relevant measure of performance and is commonly used in leverage ratios, it does not represent net income as defined by GAAP, and should not be considered as an alternative to net income in evaluating our performance.  Further, our definition and computation of Adjusted EBITDA may not be comparable to similar measures reported by other companies.

Adjusted Interest Expense, as calculated in our leverage ratios, is a non-GAAP measure that we believe is meaningful for investors and analysts as it presents our share of current recurring interest requirements associated with leverage. Our calculation of Adjusted Interest Expense is set forth in the table below. We exclude from our calculation of Adjusted Interest Expense:

•	debt prepayment penalties, which are items that, from time to time, affect our operating results, but are not representative of our scheduled interest obligations;

•	the amortization of debt issue costs, as these amounts have been expended in previous periods and are not representative of our current or prospective debt service requirements; and

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
For the years ended December 31, 2016 and 2015, reconciliations of the most closely related GAAP measures to our calculations of Proportionate Debt, Preferred Equity, Adjusted EBITDA, Adjusted Interest Expense and Preferred Dividends, as used in our leverage ratios, are as follows (in thousands):

	December 31,
	2016	2015
Total indebtedness	$3,884,632	$3,849,141
Adjustments:
Debt issue costs related to non-recourse property debt	22,945	24,019
Proportionate share adjustments related to debt obligations of consolidated and unconsolidated partnerships	(136,794)	(139,295)
Cash and restricted cash	(131,150)	(137,745)
Proportionate share adjustments related to cash and restricted cash held by consolidated and unconsolidated partnerships	2,320	2,893
Securitization trust investment and other	(74,294)	(65,449)
Proportionate Debt	$3,567,659	$3,533,564

Preferred stock	$125,000	$159,126
Preferred OP Units	103,201	87,926
Preferred Equity	228,201	247,052
Proportionate Debt plus Preferred Equity	$3,795,860	$3,780,616

	Year Ended December 31,
	2016	2015
Net income attributable to Aimco Common Stockholders	$417,781	$235,966
Adjustments:
Interest expense, net of noncontrolling interest	191,548	194,423
Income tax benefit	(26,159)	(29,549)
Depreciation and amortization, net of noncontrolling interest	325,865	298,880
Gains on disposition and other, net of income taxes and noncontrolling partners’ interests	(374,757)	(173,039)
Preferred stock dividends	11,994	11,794
Interest income earned on securitization trust investment	(6,825)	(6,092)
Net income attributable to noncontrolling interests in Aimco Operating Partnership	28,242	19,447
Other items, net	(1,723)	2,246
Adjusted EBITDA	$565,966	$554,076

	Year Ended December 31,
	2016	2015
Interest expense	$196,389	$199,685
Adjustments:
Proportionate share adjustments related to interest of consolidated and unconsolidated partnerships	(4,841)	(5,262)
Debt prepayment penalties and other non-interest items	(3,295)	(6,068)
Amortization of debt issue costs	(4,685)	(4,227)
Interest income earned on securitization trust investment	(6,825)	(6,092)
Adjusted Interest Expense	$176,743	$178,036

Preferred stock dividends	$11,994	$11,794
Preferred stock redemption related amounts	(1,980)	(695)
Preferred OP Unit distributions	7,239	6,943
Preferred Dividends	17,253	18,042
Adjusted Interest Expense and Preferred Dividends	$193,996	$196,078

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
Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding property debt, capital expenditures, dividends paid to stockholders, distributions paid to noncontrolling interest partners and acquisitions of apartment communities. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from apartment community sales and refinancings. We may use our revolving credit facility for working capital and other short-term purposes, such as funding investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and apartment community acquisitions, through long-term borrowings (primarily non-recourse), the issuance of equity securities (including OP Units), the sale of apartment communities and cash generated from operations.
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
Our investment grade rating would be useful to access capital through the sale of bonds in private or public transactions. However, our intention and historical practice has been to raise debt capital in the form of property-level, non-recourse, long-dated, fixed-rate, amortizing debt, the cost of which is generally less than that of recourse debt and the terms of which also provide for greater balance sheet safety.
At December 31, 2016, approximately 94% of our leverage consisted of property-level, non-recourse, long-dated, amortizing debt and 6% consisted of perpetual preferred equity. The weighted average maturity of our property-level debt was 8.0 years, with $260.2 million of our unpaid principal balances maturing during 2017. On average, 8.6% of our unpaid principal balances will mature each year from 2018 through 2020. Approximately 98% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation.
Our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt. We also have a Credit Agreement with a syndicate of financial institutions that provides for $600.0 million of revolving loan commitments, which we use for working capital and other short-term purposes. At December 31, 2016, we had $17.9 million of outstanding borrowings under the Credit Agreement, and we had the right to borrow an additional $570.3 million, after consideration of the outstanding borrowings and $11.8 million for undrawn letters of credit backed by the Credit Agreement. The Credit Agreement provides us with an option to expand the aggregate loan commitments, subject to customary conditions, by up to $200.0 million. Our borrowings under the Credit Agreement represented less than 1% of our total leverage as of December 31, 2016 and the interest rate on our outstanding borrowings was 2.09% at December 31, 2016.
As of December 31, 2016, our outstanding perpetual preferred equity represented approximately 6% of our total leverage. Our preferred securities are perpetual in nature; however, for illustrative purposes, we compute the weighted average maturity of our total leverage assuming a 40-year maturity on our preferred securities.
The combination of non-recourse property level debt, borrowings under our Credit Agreement and perpetual preferred equity that comprises our total leverage, reduces our refunding and re-pricing risk. The weighted average maturity for our total leverage described above was 9.8 years as of December 31, 2016.
Under the Credit Agreement, we have agreed to maintain Fixed Charge Coverage ratio of 1.40x, as well as other covenants customary for similar revolving credit arrangements. For the year ended December 31, 2016, our Fixed Charge Coverage ratio was 1.96x, compared to ratio of 1.89x for the year ended December 31, 2015. We expect to remain in compliance with this covenant during the next 12 months.
At December 31, 2016, we had $61.2 million in cash and cash equivalents and $69.9 million of restricted cash, an increase of $10.5 million and a decrease of $17.1 million, respectively, from December 31, 2015. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance and escrows related to resident security deposits. At December 31, 2016, we had approximately $700 million of cash and restricted cash on hand and credit available on our Credit Agreement.
The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows in Item 8 of this report.
Operating Activities
For the year ended December 31, 2016, our net cash provided by operating activities of $377.7 million was primarily related to operating income from our consolidated apartment communities, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the year ended December 31, 2016, increased by $17.8 million as compared to the year ended December 31, 2015, primarily due to improved operating results of our conventional portfolio, including increased contribution from redevelopment and development apartment communities and a decrease in cash paid for interest primarily due to repayment of non-recourse property debt. These increases in cash provided by operating activities were partially offset by a decrease in the NOI associated with apartment communities we sold during 2016 and 2015.
Investing Activities
For the year ended December 31, 2016, our net cash used in investing activities of $97.8 million consisted primarily of our purchase of Indigo and other capital expenditures, partially offset by proceeds from the sale of apartment communities. We funded a portion of our purchase of Indigo with $25 million in nonrefundable deposits provided to the seller in 2015 and a portion was funded at closing through the issuance of $17 million of preferred OP units. The balance of the purchase was funded through a combination of proceeds from non-recourse property debt and from the sale of apartment communities.
Capital expenditures totaled $346.6 million, $367.2 million and $367.3 million during the years ended December 31, 2016, 2015 and 2014, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from apartment community sales.
We categorize our capital spending broadly into six primary categories:

•	capital replacements, which represent capital additions made to replace the portion of acquired apartment communities consumed during our period of ownership;

•	capital improvements, which are non-redevelopment capital additions that are made to enhance the value, profitability or useful life of an apartment community from its original purchase condition;

•
property upgrades, which may include kitchen and bath remodeling, energy conservation projects and investments in longer-lived materials designed to reduce turnover and maintenance costs, all of which are generally lesser in scope than redevelopment additions and do not significantly disrupt property operations;

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

•
casualty replacements spending, which represent construction and related capitalized costs incurred in connection with the restoration of an apartment community after a casualty event such as a severe snow storm, hurricane, tornado or flood.

We exclude from these measures the amounts of capital spending related to apartment communities sold or classified as held for sale at December 31, 2016.
A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flow for the years ended December 31, 2016, 2015 and 2014, are presented below (dollars in thousands):

	2016	2015	2014
Capital replacements	$46,821	$45,786	$48,523
Capital improvements	17,019	20,894	25,028
Property upgrades	76,094	48,070	46,867
Redevelopment additions	155,398	117,794	181,952
Development additions	31,823	115,638	46,928
Casualty replacements	8,473	5,803	5,799
Total capital additions	335,628	353,985	355,097
Plus: additions related to apartment communities sold or held for sale	2,886	8,963	12,357
Consolidated capital additions	338,514	362,948	367,454
Plus: net change in accrued capital spending	8,131	4,232	(130)
Capital expenditures per consolidated statement of cash flows	$346,645	$367,180	$367,324
For the years ended December 31, 2016, 2015 and 2014, we capitalized $9.6 million, $11.7 million and $14.2 million of interest costs, respectively, and $32.9 million, $28.2 million and $29.2 million of other direct and indirect costs, respectively.
Redevelopment and Development
During the year ended December 31, 2016, we invested $155.4 million in our redevelopments, the majority of which related to six apartment communities detailed on the following table, and we invested $31.8 million in development, which primarily related to the completion of One Canal.
Information regarding our redevelopments and developments at December 31, 2016, is presented below (dollars in millions):

	Location	Apartment Homes to be Redeveloped or Developed	Estimated / Actual Net Investment	Inception-to-Date Net Investment	Expected Stabilized Occupancy	Expected NOI Stabilization
In Active Construction
Bay Parc Plaza	Miami, FL	—	$16.0	$1.6	(1)	(1)
Palazzo at Park La Brea	Los Angeles, CA	389	24.5	7.8	2Q 2018	3Q 2019
Park Towne Place	Philadelphia, PA	701	136.3	108.7	1Q 2018	2Q 2019
Saybrook Pointe	San Jose, CA	324	15.2	5.0	1Q 2019	2Q 2020
The Sterling	Philadelphia, PA	534	73.0	63.5	3Q 2017	4Q 2018
Yorktown	Lombard, IL	292	25.7	8.5	3Q 2018	4Q 2019
In Lease-up
One Canal	Boston, MA	310	195.0	191.9	1Q 2017	2Q 2018
Total		2,550	$485.7	$387.0

(1) This phase of the redevelopment project encompasses common area, amenity improvements and the creation of a new retail space.
Net investment represents the total actual or estimated investment, net of tax and other credits earned as a direct result of our redevelopment or development of the community.

NOI Stabilization represents the period in which we expect the communities to achieve stabilized rents and operating costs, generally five quarters after occupancy stabilization.
During the year ended December 31, 2016, we invested $85.2 million in the ongoing redevelopment of Park Towne Place and The Sterling, mixed-use communities located in Center City Philadelphia. We are redeveloping three of the four towers at Park Towne Place, one at a time, and at December 31, 2016, had completed 468 of the 701 apartment homes being redeveloped. We completed lease-up of the homes in the South Tower and 70% of the apartment homes in the East Tower were leased at rental rates consistent with underwriting. Based on the success of the first two towers, we commenced redevelopment of the North Tower during 2016. We will continue to evaluate the success of the redevelopment and may redevelop the fourth tower in the community.
We are redeveloping The Sterling, a 30-story building, two or three floors at a time, and at December 31, 2016, we had completed redevelopment of 472 of the 534 apartment homes in The Sterling on schedule and at a cost consistent with underwriting. We had leased 92% of the completed homes at rental rates in line with underwriting.
During 2016, we began redevelopment of four communities with an aggregate expected net investment of approximately $81.4 million. These redevelopments consist of the following:

•
Bay Parc Plaza, a 471 apartment home community located in Miami, Florida. This phase of redevelopment includes improvements to lobby areas, redesign of the retail space, updates to the landscaping and expansion of the pool deck;

•
The Palazzo at Park La Brea, a 521 apartment home community located in the Mid-Wilshire district of Los Angeles, California. This phase of redevelopment includes the renovation of 389 apartment homes on the first three floors, or 75% of the homes in the community. The redevelopment also includes enhancements to the corridors on these floors. As of December 31, 2016, 123 of the 389 apartment homes approved for redevelopment were completed at a cost consistent with underwriting and 79% of the completed homes were leased at rates ahead of underwriting;

•	Saybrook Pointe, a 324 apartment home community located in San Jose, California. Redevelopment of this community includes redesigned kitchens and open living space within the apartment homes; and

•	Yorktown, a 364 apartment home community located in Lombard, Illinois. Redevelopment of Yorktown will include upgrading apartment homes, expansion of the fitness center and renovation of common areas.
During 2016, we invested $31.8 million in development, primarily in the completion of One Canal in Boston. Lease-up is nearing completion, with 86% of the apartment homes occupied at December 31, 2016, at rental rates consistent with underwriting.
We expect our total redevelopment and development spending to range from $100 million to $200 million for the year ending December 31, 2017.
Financing Activities
For the year ended December 31, 2016, our net cash used in financing activities of $269.5 million was primarily attributed to principal payments on property loans, dividends paid to common security holders, distributions paid to noncontrolling interests and redemptions of preferred stock, partially offset by proceeds from non-recourse property debt.
Principal payments on property loans during the year totaled $371.9 million, consisting of $79.6 million of scheduled principal amortization and repayments of $292.3 million. Proceeds from non-recourse property debt borrowings during the period consisted of the closing of $393.5 million fixed-rate, amortizing, non-recourse property loans with a weighted average term of 9.4 years, in addition to $24.2 million for construction draws related to One Canal. We like the discipline of financing our investments in real estate through the use of amortizing, fixed-rate non-recourse property debt, as the amortization gradually reduces our leverage, reduces our refunding risk and the fixed-rate provides a hedge against increases in interest rates.

Equity and Partners’ Capital Transactions
The following table presents our dividend and distribution activity, which is included in our net cash used in financing activities during the year ended December 31, 2016 (dollars in thousands):

2016
Cash distributions paid by the Aimco Operating Partnership to holders of noncontrolling interests in consolidated real estate partnerships	$18,253
Cash distributions paid by the Aimco Operating Partnership to preferred unitholders (1)	17,253
Cash distributions paid by the Aimco Operating Partnership to common unitholders (2)	216,493
Total cash distributions paid by the Aimco Operating Partnership	$251,999

Cash distributions paid by Aimco to holders of noncontrolling interests in consolidated real estate partnerships	$18,253
Cash distributions paid by Aimco to holders of OP Units	17,453
Cash dividends paid by Aimco to preferred stockholders	10,014
Cash dividends paid by Aimco to common stockholders	206,279
Total cash dividends and distributions paid by Aimco	$251,999

(1)	$10.0 million represented distributions to Aimco, and $7.2 million represented distributions paid to holders of OP Units.

(2)	$206.3 million represented distributions to Aimco, and $10.2 million represented distributions paid to holders of OP Units.

Pursuant to an At-The-Market offering program active at December 31, 2016, Aimco has the capacity to issue up to 3.5 million shares of its Common Stock. In the event of any such issuances, Aimco would contribute the net proceeds to the Aimco Operating Partnership in exchange for a number of partnership common units equal to the number of shares issued and sold. Additionally, the Aimco Operating Partnership and Aimco have a shelf registration statement that provides for the issuance of debt securities by the Aimco Operating Partnership and equity securities by Aimco.
Contractual Obligations
This table summarizes information contained elsewhere in this Annual Report on Form 10-K regarding payments due under contractual obligations and commitments as of December 31, 2016 (in thousands):

	Total	Less than One Year	1-3 Years	3-5 Years	More than Five Years
Non-recourse property debt (1)	$3,889,647	$346,519	$856,830	$1,189,941	$1,496,357
Revolving credit facility borrowings (2)	17,930	—	—	—	17,930
Interest related to long-term debt (3)	1,052,441	185,303	300,991	185,360	380,787
Office space lease obligations	4,234	2,559	1,522	153	—
Ground lease obligations (4)	88,057	1,093	2,486	3,094	81,384
Construction obligations (5)	89,488	83,498	5,990	—	—
Total	$5,141,797	$618,972	$1,167,819	$1,378,548	$1,976,458

(1)
Includes scheduled principal amortization and maturity payments related to our non-recourse property debt. Excludes long-term debt collateralized by assets classified as held for sale as of December 31, 2016.

(2)
Includes outstanding borrowings on our revolving credit facility assuming repayment at the contractual maturity date. Our revolving credit facility is subject to an annual commitment fee (0.25% of aggregate commitments), which is not included in the amounts above.

(3)
Includes interest related to both fixed-rate and variable-rate non-recourse property debt and our variable rate revolving credit facility borrowings. Interest related to variable-rate debt is estimated based on the rate effective at December 31, 2016. Refer to Note 4 to the consolidated financial statements in Item 8 for a description of average interest rates associated with our debt.

(4)	These ground leases expire in years ranging from 2056 to 2087.

(5)
Represents estimated obligations pursuant to construction contracts related to our redevelopment, development and other capital spending. Refer to Note 5 to the consolidated financial statements in Item 8 for additional information regarding these obligations.

In addition to the amounts presented in the table above, at December 31, 2016, we had $125.0 million (liquidation value) of Aimco’s perpetual preferred stock outstanding with an annual dividend yield of 6.9% and $103.2 million (liquidation value) of redeemable preferred OP Units of the Aimco Operating Partnership outstanding with annual distribution yields ranging from 1.92% to 8.8%. The dividends and distributions that accrue on the perpetual preferred stock and redeemable preferred OP Units are cumulative and are paid quarterly.

Additionally, we may enter into commitments to purchase goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
Future Capital Needs
In addition to the items set forth in “Contractual Obligations” above, we expect to fund any future acquisitions, redevelopment, development and other capital spending principally with proceeds from apartment community sales, short-term borrowings, debt and equity financing and operating cash flows. Our near-term business plan does not contemplate the issuance of equity.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure is to the availability of property debt or other cash sources to refund maturing property debt and to changes in base interest rates and credit risk spreads. Our liabilities are not subject to any other material market rate or price risks. We use predominantly long-dated, fixed-rate, amortizing, non-recourse property debt in order to avoid the refunding and repricing risks of short-term borrowings. We use short-term debt financing and working capital primarily to fund short-term uses and generally expect to refinance such borrowings with cash from operating activities, proceeds from apartment community sales, long-term debt or equity financings. We make limited use of derivative financial instruments and we do not use them for trading or other speculative purposes.
As of December 31, 2016, on a consolidated basis, we had approximately $83.6 million of variable-rate property-level debt outstanding and $17.9 million of variable-rate borrowings under our revolving credit facility. We estimate that an increase in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce our net income, the amount of net income attributable to Aimco common stockholders and the amount of net income attributable to the Aimco Operating Partnership’s common unitholders by approximately $0.9 million, on an annual basis.
At December 31, 2016, we had approximately $131.2 million in cash and cash equivalents and restricted cash, a portion of which bear interest at variable rates and may mitigate the effect of an increase in variable rates on our variable-rate debt discussed above.
We estimate the fair value for our debt instruments as described in Note 11 to the consolidated financial statements in Item 8. The estimated aggregate fair value of our consolidated total debt (inclusive of outstanding borrowings under our revolving credit facility) was approximately $4.0 billion at December 31, 2016, inclusive of a $63.2 million mark-to-market liability (a decrease of $56.6 million as compared to the mark-to-market liability at December 31, 2015). The combined carrying value of our consolidated debt (excluding unamortized debt issue costs) was $3.9 billion at December 31, 2016. If market rates for our fixed-rate debt were higher by 100 basis points with constant credit risk spreads, the estimated fair value of our debt discussed above would have decreased from $4.0 billion to $3.8 billion. If market rates for our debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of our fixed-rate debt would have increased from $4.0 billion to $4.1 billion.
Item 8. Financial Statements and Supplementary Data
The independent registered public accounting firm’s reports, consolidated financial statements and schedule listed in the “Index to Financial Statements” on page F-1 of this Annual Report are filed as part of this report and incorporated herein by this reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Aimco
Disclosure Controls and Procedures
Aimco’s management, with the participation of Aimco’s chief executive officer and chief financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, Aimco’s chief executive officer and chief financial officer have concluded that, as of the end of such period, Aimco’s disclosure controls and procedures are effective.
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
Management assessed the effectiveness of Aimco’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).
Based on their assessment, management concluded that, as of December 31, 2016, Aimco’s internal control over financial reporting is effective.
Aimco’s independent registered public accounting firm has issued an attestation report on Aimco’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Apartment Investment and Management Company
We have audited Apartment Investment and Management Company’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP

Denver, Colorado
February 24, 2017

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
Management assessed the effectiveness of the Aimco Operating Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).
Based on their assessment, management concluded that, as of December 31, 2016, the Aimco Operating Partnership’s internal control over financial reporting is effective.
The Aimco Operating Partnership’s independent registered public accounting firm has issued an attestation report on the Aimco Operating Partnership’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Partners of
AIMCO Properties, L.P.
We have audited AIMCO Properties, L.P.’s (the “Partnership”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP

Denver, Colorado
February 24, 2017

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
Each member of the board of directors of Aimco also is a director of the general partner of the Aimco Operating Partnership. The officers of Aimco are also the officers of the general partner of the Aimco Operating Partnership and hold the same titles. The information required by this item for both Aimco and the Aimco Operating Partnership is presented jointly under the captions “Board of Directors and Executive Officers,” “Corporate Governance Matters - Code of Ethics,” “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters - Meetings and Committees: Nominating and Corporate Governance Committee,” “Corporate Governance Matters - Meetings and Committees: Audit Committee” and “Corporate Governance Matters - Meetings and Committees: Audit Committee Financial Expert” in the proxy statement for Aimco’s 2017 annual meeting of stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item is presented under the captions “Compensation Discussion & Analysis,” “Compensation and Human Resources Committee Report to Stockholders,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2016,” “Outstanding Equity Awards at Fiscal Year End 2016,” “Option Exercises and Stock Vested in 2016,” “Potential Payments Upon Termination or Change in Control” and “Corporate Governance Matters - Director Compensation” in the proxy statement for Aimco’s 2017 annual meeting of stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, for both Aimco and the Aimco Operating Partnership, is presented under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for Aimco’s 2017 annual meeting of stockholders and is incorporated herein by reference. In addition, as of February 23, 2017, Aimco, through its consolidated subsidiaries, held 95.4% of the Aimco Operating Partnership’s common partnership units outstanding.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is presented under the caption “Certain Relationships and Related Transactions” and “Corporate Governance Matters - Independence of Directors” in the proxy statement for Aimco’s 2017 annual meeting of stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item is presented under the caption “Principal Accountant Fees and Services” in the proxy statement for Aimco’s 2017 annual meeting of stockholders and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.

(a)(2)	The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.

(a)(3)	The Exhibit Index is incorporated herein by reference.

INDEX TO EXHIBITS (1) (2)

EXHIBIT NO.	DESCRIPTION

3.1	Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, is incorporated herein by this reference)
3.2	Amended and Restated Bylaws (Exhibit 3.1 to Aimco’s Current Report on Form 8-K dated January 26, 2016, is incorporated herein by this reference)
10.1
Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 29, 1994, as amended and restated as of February 28, 2007 (Exhibit 10.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by this reference)

10.2
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2007 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2007, is incorporated herein by this reference)

10.3
Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 30, 2009 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by this reference)

10.4
Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of September 2, 2010 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 3, 2010, is incorporated herein by this reference)

10.5
Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 26, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated July 26, 2011, is incorporated herein by this reference)

10.6
Fifth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of August 24, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 24, 2011, is incorporated herein by this reference)

10.7
Sixth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2011, is incorporated herein by this reference)

10.8
Seventh Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of May 13, 2014 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated May 15, 2014, is incorporated herein by this reference)

10.9
Eighth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of October 31, 2014 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated November 4, 2014, is incorporated herein by this reference)

10.10
Ninth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of August 16, 2016 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 16, 2016, is incorporated herein by this reference)

10.11
Tenth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of January 31, 2017 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated January 31, 2017, is incorporated herein by this reference)

10.12
Amended and Restated Senior Secured Credit Agreement, dated as of December 22, 2016, among Aimco, the Aimco Operating Partnership, AIMCO/Bethesda Holdings, Inc., the lenders from time to time party thereto, KeyBank National Association, as administrative agent, swing line lender and a letter of credit issuer, Wells Fargo Bank, N.A.and PNC Bank National Association, as syndication agents and Citibank, N.A., Bank of America, N.A. and Regions Bank, as co-documentation agents (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 22, 2016, is incorporated herein by this reference)

10.13
Master Indemnification Agreement, dated December 3, 2001, by and among Aimco, the Aimco Operating Partnership., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.14
Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Aimco, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.15
Employment Contract executed on December 29, 2008, by and between the Aimco Operating Partnership and Terry Considine (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 29, 2008, is incorporated herein by this reference)*

10.16
2007 Stock Award and Incentive Plan (Appendix A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007 is incorporated herein by this reference)*

10.17	Form of Restricted Stock Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*

10.18	Form of Non-Qualified Stock Option Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*
10.19	2007 Employee Stock Purchase Plan (Appendix B to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007, is incorporated herein by this reference)*
10.20
Apartment Investment and Management Company 2015 Stock Award and Incentive Plan (as amended and restated January 31, 2017) (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated January 31, 2017, is incorporated herein by this reference)*

10.21
Form of Performance Restricted Stock Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.24 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by this reference)*

10.22
Form of Restricted Stock Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.25 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by this reference)*

10.23
Form of Non-Qualified Stock Option Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by this reference)*

10.24	Form of LTIP Unit Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated January 31, 2017, is incorporated herein by this reference)*
10.25
Form of Performance Vesting LTIP Unit Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.4 to Aimco’s Current Report on Form 8-K, dated January 31, 2017, is incorporated herein by this reference)*

10.26	Form of Non-Qualified Stock Option Agreement (2015 Stock Award and Incentive Plan)*
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm - Aimco
23.2	Consent of Independent Registered Public Accounting Firm - Aimco Operating Partnership
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Aimco
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Aimco
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Aimco Operating Partnership
32.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Aimco Operating Partnership
99.1	Agreement regarding disclosure of long-term debt instruments - Aimco
99.2	Agreement regarding disclosure of long-term debt instruments - Aimco Operating Partnership
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity and consolidated statements of partners’ capital; (v) consolidated statements of cash flows; (vi) notes to the consolidated financial statements; and (vii) financial statement schedule (3).

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
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

By:	/s/ TERRY CONSIDINE
Terry Considine
Chairman of the Board and Chief Executive Officer
Date:	February 24, 2017

AIMCO PROPERTIES, L.P.

By:	AIMCO-GP, Inc., its General Partner

By:	/s/ TERRY CONSIDINE
Terry Considine
Chairman of the Board and Chief Executive Officer
Date:	February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO PROPERTIES, L.P.
By: AIMCO-GP, Inc., its General Partner

/s/ TERRY CONSIDINE	Chairman of the Board and	February 24, 2017
Terry Considine	Chief Executive Officer (principal executive officer)

/s/ PAUL BELDIN	Executive Vice President and	February 24, 2017
Paul Beldin	Chief Financial Officer (principal financial officer)

/s/ ANDREW HIGDON	Senior Vice President and	February 24, 2017
Andrew Higdon	Chief Accounting Officer (principal accounting officer)

/s/ THOMAS L. KELTNER	Director	February 24, 2017
Thomas L. Keltner

/s/ J. LANDIS MARTIN	Director	February 24, 2017
J. Landis Martin

/s/ ROBERT A. MILLER	Director	February 24, 2017
Robert A. Miller

/s/ KATHLEEN M. NELSON	Director	February 24, 2017
Kathleen M. Nelson

/s/ MICHAEL A. STEIN	Director	February 24, 2017
Michael A. Stein

/s/ NINA A. TRAN	Director	February 24, 2017
Nina A. Tran

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Apartment Investment and Management Company

We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2017, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Denver, Colorado
February 24, 2017

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015
(In thousands, except share data)

	2016	2015
ASSETS
Buildings and improvements	$6,627,374	$6,446,326
Land	1,858,792	1,861,157
Total real estate	8,486,166	8,307,483
Accumulated depreciation	(2,730,758)	(2,778,022)
Net real estate	5,755,408	5,529,461
Cash and cash equivalents	61,244	50,789
Restricted cash	69,906	86,956
Other assets	344,915	448,405
Assets held for sale	1,345	3,070
Total assets	$6,232,818	$6,118,681
LIABILITIES AND EQUITY
Non-recourse property debt, net	$3,866,702	$3,822,141
Revolving credit facility borrowings	17,930	27,000
Total indebtedness	3,884,632	3,849,141
Accounts payable	36,677	36,123
Accrued liabilities and other	212,318	317,481
Deferred income	49,366	64,052
Liabilities related to assets held for sale	1,658	53
Total liabilities	4,184,651	4,266,850
Preferred noncontrolling interests in Aimco Operating Partnership (Note 7)	103,201	87,926
Commitments and contingencies (Note 5)
Equity:
Perpetual Preferred Stock (Note 6)	125,000	159,126
Common Stock, $0.01 par value, 500,787,260 shares authorized, 156,888,381 and 156,326,416 shares issued/outstanding at December 31, 2016 and 2015, respectively	1,569	1,563
Additional paid-in capital	4,051,722	4,064,659
Accumulated other comprehensive income (loss)	1,011	(6,040)
Distributions in excess of earnings	(2,385,399)	(2,596,917)
Total Aimco equity	1,793,903	1,622,391
Noncontrolling interests in consolidated real estate partnerships	151,121	151,365
Common noncontrolling interests in Aimco Operating Partnership	(58)	(9,851)
Total equity	1,944,966	1,763,905
Total liabilities and equity	$6,232,818	$6,118,681

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands, except per share data)

	2016	2015	2014
REVENUES:
Rental and other property revenues	$974,531	$956,954	$952,831
Tax credit and asset management revenues	21,323	24,356	31,532
Total revenues	995,854	981,310	984,363
OPERATING EXPENSES:
Property operating expenses	352,427	359,393	373,654
Investment management expenses	4,333	5,855	7,310
Depreciation and amortization	333,066	306,301	282,608
General and administrative expenses	44,937	43,178	44,092
Other expenses, net	14,295	10,368	14,349
Total operating expenses	749,058	725,095	722,013
Operating income	246,796	256,215	262,350
Interest income	7,797	6,949	6,878
Interest expense	(196,389)	(199,685)	(220,971)
Other, net	6,071	387	(829)
Income before income taxes and gain on dispositions	64,275	63,866	47,428
Income tax benefit	25,208	27,524	20,047
Income before gain on dispositions	89,483	91,390	67,475
Gain on dispositions of real estate, net of tax	393,790	180,593	288,636
Net income	483,273	271,983	356,111
Noncontrolling interests:
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(25,256)	(4,776)	(24,595)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(7,239)	(6,943)	(6,497)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(20,368)	(11,554)	(15,770)
Net income attributable to noncontrolling interests	(52,863)	(23,273)	(46,862)
Net income attributable to Aimco	430,410	248,710	309,249
Net income attributable to Aimco preferred stockholders	(11,994)	(11,794)	(7,947)
Net income attributable to participating securities	(635)	(950)	(1,082)
Net income attributable to Aimco common stockholders	$417,781	$235,966	$300,220

Net income attributable to Aimco per common share – basic (Note 10)	$2.68	$1.52	$2.06
Net income attributable to Aimco per common share – diluted (Note 10)	$2.67	$1.52	$2.06

Weighted average common shares outstanding – basic	156,001	155,177	145,639
Weighted average common shares outstanding – diluted	156,391	155,570	146,002

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014

Net income	$483,273	$271,983	$356,111
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	221	(1,299)	(2,306)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	1,586	1,678	1,685
Unrealized gains (losses) on debt securities classified as available-for-sale	5,855	214	(1,192)
Other comprehensive income (loss)	7,662	593	(1,813)
Comprehensive income	490,935	272,576	354,298
Comprehensive income attributable to noncontrolling interests	(53,474)	(23,450)	(46,903)
Comprehensive income attributable to Aimco	$437,461	$249,126	$307,395
See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	Preferred Stock		Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Aimco Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2013	1,274	$68,114	145,917	$1,459	$3,701,339	$(4,602)	$(2,798,853)	$967,457	$205,287	$1,172,744
Issuance of Preferred Stock	5,117	128,012	—	—	(4,460)	—	—	123,552	—	123,552
Repurchase of Preferred Stock	—	(10,000)	—	—	257	—	227	(9,516)	—	(9,516)
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(7,756)	(7,756)
Amortization of share-based compensation cost	—	—	33	—	6,139	—	—	6,139	—	6,139
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	11,559	11,559
Effect of changes in ownership for consolidated entities	—	—	—	—	(8,097)	—	—	(8,097)	8,809	712
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(1,854)	—	(1,854)	41	(1,813)
Other, net	—	—	453	5	965	—	—	970	(21)	949
Net income	—	—	—	—	—	—	309,249	309,249	40,365	349,614
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(43,914)	(43,914)
Common Stock dividends	—	—	—	—	—	—	(151,991)	(151,991)	—	(151,991)
Preferred Stock dividends	—	—	—	—	—	—	(8,174)	(8,174)	—	(8,174)
Balances at December 31, 2014	6,391	186,126	146,403	1,464	3,696,143	(6,456)	(2,649,542)	1,227,735	214,370	1,442,105
Issuance of Common Stock	—	—	9,430	94	366,486	—	—	366,580	—	366,580
Redemption of Preferred Stock	—	(27,000)	—	—	695	—	(695)	(27,000)	—	(27,000)
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(4,181)	(4,181)
Amortization of share-based compensation cost	—	—	27	—	7,096	—	—	7,096	—	7,096
Effect of changes in ownership for consolidated entities	—	—	—	—	(6,008)	—	—	(6,008)	4,189	(1,819)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	416	—	416	177	593
Other, net	—	—	466	5	247	—	100	352	—	352
Net income	—	—	—	—	—	—	248,710	248,710	16,330	265,040
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(89,371)	(89,371)
Common Stock dividends	—	—	—	—	—	—	(184,391)	(184,391)	—	(184,391)
Preferred Stock dividends	—	—	—	—	—	—	(11,099)	(11,099)	—	(11,099)
Balances at December 31, 2015	6,391	159,126	156,326	1,563	4,064,659	(6,040)	(2,596,917)	1,622,391	141,514	1,763,905
Redemption of Preferred Stock	(1,391)	(34,126)	—	—	1,307	—	(1,980)	(34,799)	—	(34,799)
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(10,819)	(10,819)
Amortization of share-based compensation cost	—	—	31	—	8,610	—	—	8,610	—	8,610
Effect of changes in ownership for consolidated entities	—	—	—	—	(26,171)	—	—	(26,171)	10,107	(16,064)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	7,051	—	7,051	611	7,662
Other, net	—	—	531	6	3,317	—	—	3,323	—	3,323
Net income	—	—	—	—	—	—	430,410	430,410	45,624	476,034
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(35,974)	(35,974)
Common Stock dividends	—	—	—	—	—	—	(206,898)	(206,898)	—	(206,898)
Preferred Stock dividends	—	—	—	—	$—	—	(10,014)	(10,014)	—	(10,014)
Balances at December 31, 2016	5,000	$125,000	156,888	$1,569	$4,051,722	$1,011	$(2,385,399)	$1,793,903	$151,063	$1,944,966

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$483,273	$271,983	$356,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	333,066	306,301	282,608
Gain on dispositions of real estate, net of tax	(393,790)	(180,593)	(288,636)
Income tax benefit	(25,208)	(27,524)	(20,047)
Share-based compensation expense	7,629	6,640	5,781
Amortization of debt issue costs and other	5,060	5,186	3,814
Other, net	(6,071)	(387)	2,649
Changes in operating assets and operating liabilities:
Accounts receivable and other assets	(20,680)	619	9,039
Accounts payable, accrued liabilities and other	(5,555)	(22,334)	(29,895)
Total adjustments	(105,549)	87,908	(34,687)
Net cash provided by operating activities	377,724	359,891	321,424
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(290,729)	(169,447)	(284,041)
Capital expenditures	(346,645)	(367,180)	(367,324)
Proceeds from dispositions of real estate	535,513	367,571	640,044
Purchases of corporate assets	(7,540)	(6,665)	(8,479)
Changes in restricted cash	1,374	(429)	26,315
Other investing activities	10,254	5,253	7,163
Net cash (used in) provided by investing activities	(97,773)	(170,897)	13,678
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	417,714	352,602	188,503
Principal repayments on non-recourse property debt	(371,947)	(514,294)	(513,599)
Net (repayments) borrowings on revolving credit facility	(9,070)	(85,330)	61,930
Proceeds from issuance of Common Stock	—	366,580	—
Proceeds from issuance of Preferred Stock	—	—	123,551
Redemptions and repurchases of Preferred Stock	(34,799)	(27,000)	(9,516)
Payment of dividends to holders of Preferred Stock	(10,014)	(11,099)	(7,073)
Payment of dividends to holders of Common Stock	(206,279)	(184,082)	(152,002)
Payment of distributions to noncontrolling interests	(35,706)	(57,401)	(49,972)
Purchases and redemptions of noncontrolling interests	(26,485)	(4,517)	(8,178)
Other financing activities	7,090	(2,635)	4,474
Net cash used in financing activities	(269,496)	(167,176)	(361,882)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,455	21,818	(26,780)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,789	28,971	55,751
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,244	$50,789	$28,971

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$200,278	$207,087	$231,887
Cash paid for income taxes	2,152	2,033	1,657
Non-cash transactions associated with the acquisition or disposition of real estate:
Non-recourse property debt assumed in connection with our acquisition of real estate	—	—	65,200
Non-recourse property debt assumed by buyer in connection with our disposition of real estate	—	6,068	58,410
Issuance of preferred OP Units in connection with acquisition of real estate	17,000	—	9,117
Other non-cash investing and financing transactions:
Accrued capital expenditures (at end of period)	35,594	43,725	45,701
Accrued dividends on TSR restricted stock (at end of period) (Note 8)	927	309	—

See notes to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of
AIMCO Properties, L.P.

We have audited the accompanying consolidated balance sheets of AIMCO Properties, L.P. (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2017, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Denver, Colorado
February 24, 2017

AIMCO PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015
(In thousands)

	2016	2015
ASSETS
Buildings and improvements	$6,627,374	$6,446,326
Land	1,858,792	1,861,157
Total real estate	8,486,166	8,307,483
Accumulated depreciation	(2,730,758)	(2,778,022)
Net real estate	5,755,408	5,529,461
Cash and cash equivalents	61,244	50,789
Restricted cash	69,906	86,956
Other assets	344,915	448,405
Assets held for sale	1,345	3,070
Total assets	$6,232,818	$6,118,681
LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse property debt, net	$3,866,702	$3,822,141
Revolving credit facility borrowings	17,930	27,000
Total indebtedness	3,884,632	3,849,141
Accounts payable	36,677	36,123
Accrued liabilities and other	212,318	317,481
Deferred income	49,366	64,052
Liabilities related to assets held for sale	1,658	53
Total liabilities	4,184,651	4,266,850
Redeemable preferred units (Note 7)	103,201	87,926
Commitments and contingencies (Note 5)
Partners’ Capital:
Preferred units (Note 7)	125,000	159,126
General Partner and Special Limited Partner	1,668,903	1,463,265
Limited Partners	(58)	(9,851)
Partners’ capital attributable to the Aimco Operating Partnership	1,793,845	1,612,540
Noncontrolling interests in consolidated real estate partnerships	151,121	151,365
Total partners’ capital	1,944,966	1,763,905
Total liabilities and partners’ capital	$6,232,818	$6,118,681

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
As of December 31, 2016, 2015 and 2014
(In thousands, except per unit data)

	2016	2015	2014
REVENUES:
Rental and other property revenues	$974,531	$956,954	$952,831
Tax credit and asset management revenues	21,323	24,356	31,532
Total revenues	995,854	981,310	984,363
OPERATING EXPENSES:
Property operating expenses	352,427	359,393	373,654
Investment management expenses	4,333	5,855	7,310
Depreciation and amortization	333,066	306,301	282,608
General and administrative expenses	44,937	43,178	44,092
Other expenses, net	14,295	10,368	14,349
Total operating expenses	749,058	725,095	722,013
Operating income	246,796	256,215	262,350
Interest income	7,797	6,949	6,878
Interest expense	(196,389)	(199,685)	(220,971)
Other, net	6,071	387	(829)
Income before income taxes and gain on dispositions	64,275	63,866	47,428
Income tax benefit	25,208	27,524	20,047
Income before gain on dispositions	89,483	91,390	67,475
Gain on dispositions of real estate, net of tax	393,790	180,593	288,636
Net income	483,273	271,983	356,111
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(25,256)	(4,776)	(24,595)
Net income attributable to the Aimco Operating Partnership	458,017	267,207	331,516
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(19,233)	(18,737)	(14,444)
Net income attributable to participating securities	(635)	(950)	(1,082)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$438,149	$247,520	$315,990

Net income attributable to the Aimco Operating Partnership per common unit – basic (Note 10)	$2.68	$1.52	$2.06
Net income attributable to the Aimco Operating Partnership per common unit – diluted (Note 10)	$2.67	$1.52	$2.06

Weighted average common units outstanding – basic	163,761	162,834	153,363
Weighted average common units outstanding – diluted	164,151	163,227	153,726

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014

Net income	$483,273	$271,983	$356,111
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	221	(1,299)	(2,306)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	1,586	1,678	1,685
Unrealized gains (losses) on debt securities classified as available-for-sale	5,855	214	(1,192)
Other comprehensive income (loss)	7,662	593	(1,813)
Comprehensive income	490,935	272,576	354,298
Comprehensive income attributable to noncontrolling interests	(25,516)	(4,932)	(24,733)
Comprehensive income attributable to the Aimco Operating Partnership	$465,419	$267,644	$329,565

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Partnership	Noncontrolling Interests	Total Partners’ Capital
Balances at December 31, 2013	$68,114	$899,343	$(27,721)	$939,736	$233,008	$1,172,744
Issuance of preferred units to Aimco	128,012	(4,460)	—	123,552	—	123,552
Repurchase of preferred units held by Aimco	(10,000)	484	—	(9,516)	—	(9,516)
Redemption of partnership units held by non-Aimco partners	—	—	(7,756)	(7,756)	—	(7,756)
Amortization of Aimco share-based compensation	—	6,139	—	6,139	—	6,139
Contributions from noncontrolling interests	—	—	—	—	11,559	11,559
Effect of changes in ownership for consolidated entities	—	(8,097)	8,888	791	(79)	712
Change in accumulated other comprehensive income (loss)	—	(1,854)	(97)	(1,951)	138	(1,813)
Other, net	—	970	—	970	(21)	949
Net income	—	309,249	15,770	325,019	24,595	349,614
Distributions to noncontrolling interests	—	—	—	—	(35,904)	(35,904)
Distributions to common unitholders	—	(151,991)	(8,010)	(160,001)	—	(160,001)
Distributions to preferred unitholders	—	(8,174)	—	(8,174)	—	(8,174)
Balances at December 31, 2014	186,126	1,041,609	(18,926)	1,208,809	233,296	1,442,105
Issuance of common partnership units to Aimco	—	366,580	—	366,580	—	366,580
Redemption of preferred units held by Aimco	(27,000)	—	—	(27,000)	—	(27,000)
Redemption of partnership units held by non-Aimco partners	—	—	(4,181)	(4,181)	—	(4,181)
Amortization of Aimco share-based compensation	—	7,096	—	7,096	—	7,096
Effect of changes in ownership for consolidated entities	—	(6,008)	10,739	4,731	(6,550)	(1,819)
Change in accumulated other comprehensive income (loss)	—	416	21	437	156	593
Other, net	—	352	—	352	—	352
Net income	—	248,710	11,554	260,264	4,776	265,040
Distributions to noncontrolling interests	—	—	—	—	(80,313)	(80,313)
Distributions to common unitholders	—	(184,391)	(9,058)	(193,449)	—	(193,449)
Distributions to preferred unitholders	—	(11,099)	—	(11,099)	—	(11,099)
Balances at December 31, 2015	159,126	1,463,265	(9,851)	1,612,540	151,365	1,763,905
Redemption of preferred units held by Aimco	(34,126)	(673)	—	(34,799)	—	(34,799)
Redemption of partnership units held by non-Aimco partners	—	—	(10,819)	(10,819)	—	(10,819)
Amortization of Aimco share-based compensation	—	8,610	—	8,610	—	8,610
Effect of changes in ownership for consolidated entities	—	(26,171)	10,107	(16,064)	—	(16,064)
Change in accumulated other comprehensive income (loss)	—	7,051	351	7,402	260	7,662
Other, net	—	3,323	—	3,323	—	3,323
Net income	—	430,410	20,368	450,778	25,256	476,034
Distributions to noncontrolling interests	—	—	—	—	(25,760)	(25,760)
Distributions to common unitholders	—	(206,898)	(10,214)	(217,112)	—	(217,112)
Distributions to preferred unitholders	—	(10,014)	—	(10,014)	—	(10,014)
Balances at December 31, 2016	$125,000	$1,668,903	$(58)	$1,793,845	$151,121	$1,944,966

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$483,273	$271,983	$356,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	333,066	306,301	282,608
Gain on dispositions of real estate, net of tax	(393,790)	(180,593)	(288,636)
Income tax benefit	(25,208)	(27,524)	(20,047)
Share-based compensation expense	7,629	6,640	5,781
Amortization of debt issue costs and other	5,060	5,186	3,814
Other, net	(6,071)	(387)	2,649
Changes in operating assets and operating liabilities:
Accounts receivable and other assets	(20,680)	619	9,039
Accounts payable, accrued liabilities and other	(5,555)	(22,334)	(29,895)
Total adjustments	(105,549)	87,908	(34,687)
Net cash provided by operating activities	377,724	359,891	321,424
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(290,729)	(169,447)	(284,041)
Capital expenditures	(346,645)	(367,180)	(367,324)
Proceeds from dispositions of real estate	535,513	367,571	640,044
Purchases of corporate assets	(7,540)	(6,665)	(8,479)
Changes in restricted cash	1,374	(429)	26,315
Other investing activities	10,254	5,253	7,163
Net cash (used in) provided by investing activities	(97,773)	(170,897)	13,678
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	417,714	352,602	188,503
Principal repayments on non-recourse property debt	(371,947)	(514,294)	(513,599)
Net (repayments) borrowings on revolving credit facility	(9,070)	(85,330)	61,930
Proceeds from issuance of common partnership units to Aimco	—	366,580	—
Proceeds from issuance of preferred partnership units to Aimco	—	—	123,551
Redemption and repurchase of preferred units from Aimco	(34,799)	(27,000)	(9,516)
Payment of distributions to preferred units	(17,253)	(18,042)	(13,482)
Payment of distributions to General Partner and Special Limited Partner	(206,279)	(184,082)	(152,002)
Payment of distributions to Limited Partners	(10,214)	(6,701)	(8,008)
Payment of distributions to noncontrolling interests	(18,253)	(43,757)	(35,555)
Purchases of noncontrolling interests in consolidated real estate partnerships	(13,941)	(320)	(101)
Other financing activities	(5,454)	(6,832)	(3,603)
Net cash used in financing activities	(269,496)	(167,176)	(361,882)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,455	21,818	(26,780)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,789	28,971	55,751
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,244	$50,789	$28,971

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$200,278	$207,087	$231,887
Cash paid for income taxes	2,152	2,033	1,657
Non-cash transactions associated with the acquisition or disposition of real estate:
Non-recourse property debt assumed in connection with our acquisition of real estate	—	—	65,200
Non-recourse property debt assumed by buyer in connection with our disposition of real estate	—	6,068	58,410
Issuance of preferred OP Units in connection with acquisition of real estate	17,000	—	9,117
Other non-cash investing and financing transactions:
Accrued capital expenditures (at end of period)	35,594	43,725	45,701
Accrued dividends on TSR restricted stock awards (at end of period) (Note 8)	927	309	—

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as OP Units. OP Units include common partnership units and high performance partnership units, which we refer to as common OP Units, as well as partnership preferred units, which we refer to as preferred OP Units. At December 31, 2016, after eliminations for units held by consolidated subsidiaries, the Aimco Operating Partnership had 164,493,293 common partnership units and equivalents outstanding. At December 31, 2016, Aimco owned 156,888,381 of the common partnership units (95.4% of the common partnership units and equivalents of the Aimco Operating Partnership) and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of December 31, 2016, we owned an equity interest in 134 conventional apartment communities with 37,922 apartment homes and 55 affordable apartment communities with 8,389 apartment homes. Of these apartment communities, we consolidated 130 conventional apartment communities with 37,780 apartment homes and 48 affordable apartment communities with 7,702 apartment homes. These conventional and affordable apartment communities generated 90% and 10%, respectively, of the proportionate property net operating income (as defined in Note 12 and excluding amounts related to apartment communities sold or classified as held for sale) during the year ended December 31, 2016.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
Aimco’s accompanying consolidated financial statements include the accounts of Aimco, the Aimco Operating Partnership, and their consolidated subsidiaries. The Aimco Operating Partnership’s consolidated financial statements include the accounts of the Aimco Operating Partnership and its consolidated subsidiaries. All significant intercompany balances have been eliminated in consolidation.
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
Acquisition of Real Estate and Related Depreciation and Amortization
We recognize the acquisition of apartment communities or interests in partnerships that own apartment communities at fair value. If the transaction results in consolidation and is a business combination, we expense related transaction costs as incurred. If the transaction is considered an asset acquisition (e.g. apartment communities under construction or vacant at time of acquisition), the related transaction costs are capitalized as a cost of the acquired apartment community.
We allocate the purchase price of apartment communities acquired in business combinations to tangible assets and identified intangible assets and liabilities based on their fair values. We allocate the cost of apartment communities accounted for as asset acquisitions based on the relative fair value of the assets acquired and liabilities assumed. We determine the fair value of tangible assets, such as land, building, furniture, fixtures and equipment, generally using internal valuation techniques that consider comparable market transactions, replacement costs and other available information. We determine the fair value of identified intangible assets (or liabilities), which typically relate to in-place leases, using internal valuation techniques that consider the terms of the in-place leases, current market data for comparable leases and our experience in leasing similar communities. The intangible assets or liabilities related to in-place leases are comprised of: (a) the value of the above- and below-market leases in-place, measured over the period, including probable lease renewals for below-market leases, that the leases are expected to remain in effect; (b) the estimated unamortized portion of avoided leasing commissions and other costs that ordinarily would be incurred to originate the in-place leases; and (c) the value associated with leased apartment homes during an estimated absorption period (estimates of rental revenue that would not have been earned had leased apartment homes been vacant at the time of acquisition assuming lease-up periods based on market demand and stabilized occupancy levels).
Depreciation for all tangible assets is calculated using the straight-line method over their estimated useful lives. Acquired buildings and improvements are depreciated over a useful life based on the age, condition and other physical characteristics of the apartment community. At December 31, 2016, the weighted average depreciable life of our acquired buildings and improvements was approximately 28 years. Furniture, fixtures and equipment associated with acquired apartment communities are depreciated over five years.
The above- and below-market lease intangibles are amortized to rental revenue over the expected remaining terms of the associated leases, which include reasonably assured renewal periods. Other intangible assets related to in-place leases are amortized to depreciation and amortization over the expected remaining terms of the associated leases.
At December 31, 2016 and 2015, deferred income in our consolidated balance sheets included below-market lease amounts totaling $10.4 million and $12.1 million, respectively, which are net of accumulated amortization of $33.1 million and $31.4 million, respectively. During the years ended December 31, 2016, 2015 and 2014, we included amortization of below-market leases of $1.7 million, $1.7 million and $1.3 million, respectively, in rental and other property revenues in our consolidated statements of operations. In connection with apartment communities sold during the year ended December 31, 2014, we wrote off $1.8 million of unamortized below-market lease amounts to gain on dispositions of real estate. There were no such write offs during the years ended December 31, 2016 and 2015.
At December 31, 2016, our below-market leases had a weighted average amortization period of 6.5 years and estimated aggregate amortization for each of the five succeeding years as follows (in thousands):

Estimated Amortization
2017	$1,200
2018	1,059
2019	973
2020	884
2021	810
Capital Additions and Related Depreciation
We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopments, developments, other tangible apartment community improvements and replacements of existing apartment community components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with capital additions activities at the apartment community level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital additions activities. We also capitalize interest, property taxes and insurance during periods in which redevelopments, developments and construction projects are in progress. We begin capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, upon commencement of activities necessary to get apartment communities ready for their intended use. These activities include when apartment communities or apartment homes are undergoing physical construction, as well as when apartment homes are held vacant in advance of planned construction, provided that other activities such as permitting, planning and design are in progress. We cease the capitalization of costs when the apartment communities are substantially complete and ready for their intended use, which is typically when construction has been completed and apartment homes are available for occupancy. Costs including ordinary repairs, maintenance and resident turnover costs are charged to property operating expense as incurred.
We depreciate capitalized costs using the straight-line method over the estimated useful life of the related improvement, which is generally 5, 15 or 30 years. All capitalized site payroll costs and indirect costs are allocated to capital additions proportionately, based on direct costs and depreciated over the estimated useful lives of such capital additions.

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
For the years ended December 31, 2016, 2015 and 2014, we capitalized to buildings and improvements $9.6 million, $11.7 million and $14.2 million of interest costs, respectively, and $32.9 million, $28.2 million and $29.2 million of other direct and indirect costs, respectively.
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
Based on periodic tests of recoverability of long-lived assets, for the year ended December 31, 2014, we recorded a provision for real estate impairment losses of $1.8 million related to sold apartment communities, which is included in other expenses, net in our consolidated statement of operations. The impairment loss was related to estimated costs to sell, inclusive of a prepayment penalty. We recorded no such provisions during the years ended December 31, 2016 and 2015.
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
Other Assets
At December 31, 2016 and 2015, other assets was comprised of the following amounts (dollars in thousands):

	2016	2015
Investments in securitization trust that holds Aimco property debt	$76,063	$65,502
Intangible assets, net	40,668	45,447
Investments in unconsolidated real estate partnerships	14,983	15,401
Debt issue costs related to revolving credit facility borrowings, net	5,250	2,107
Deferred tax asset, net (Note 9)	5,076	26,117
Accumulated unrecognized deferred tax expense from intercompany transfers (Note 9)	62,468	15,099
Deposits for apartment community acquisitions	1,404	26,632
Assets related to the legacy asset management business (Note 3)	34,397	154,895
Prepaid expenses, accounts and notes receivable, and other	104,606	97,205
Other assets per consolidated balance sheets	$344,915	$448,405
Deferred Costs
We defer lender fees and other direct costs incurred in obtaining new financing and amortize the amounts over the terms of the related loan agreements. Amortization of these costs is included in interest expense. As further discussed under the heading Accounting Pronouncements Adopted in the Current Year, debt issue costs associated with our revolving credit facility are included in Other assets on our consolidated balance sheets. Debt issue costs associated with non recourse property debt are presented as a direct deduction from the related liability on our consolidated balance sheets.

We defer leasing commissions and other direct costs incurred in connection with successful leasing efforts and amortize the costs over the terms of the related leases. Amortization of these costs is included in depreciation and amortization.
Investments in Unconsolidated Real Estate Partnerships
We own general and limited partner interests in partnerships that either directly, or through interests in other real estate partnerships, own apartment communities. We generally account for investments in real estate partnerships that we do not consolidate under the equity method. Under the equity method, we recognize our share of the earnings or losses of the entity for the periods presented, inclusive of our share of any impairments and disposition gains recognized by and related to such entities, and we present such amounts within other, net in our consolidated statements of operations.
The excess of the cost of the acquired partnership interests over the historical carrying amount of partners’ equity or deficit is generally ascribed to the fair values of land and buildings owned by the partnerships. We amortize the excess cost related to the buildings over the related estimated useful lives. Such amortization is recorded as an adjustment of the amounts of earnings or losses we recognize from such unconsolidated real estate partnerships.
Investments in Securitization Trust that holds Aimco Property Debt
We hold investments in a securitization trust which primarily holds certain of our property debt. These investments were initially recognized at their purchase price and the discount to the face value is being accreted into interest income over the expected term of the securities. We have designated these investments as available for sale securities and we measure these investments at fair value with changes in their fair value, other than the changes attributed to the accretion described above, recognized as an adjustment of accumulated other comprehensive income or loss within equity and partners’ capital. Refer to Note 11 for further information regarding these securities.
Intangible Assets
At December 31, 2016 and 2015, other assets included goodwill associated with our reportable segments of $39.4 million and $43.9 million, respectively. We perform an annual impairment test of goodwill that compares the fair value of reporting units with their carrying amounts, including goodwill. We determined that our goodwill was not impaired in 2016, 2015 or 2014.
During the years ended December 31, 2016, 2015 and 2014, we allocated $4.5 million, $1.2 million and $3.9 million, respectively, of goodwill related to our reportable segments to the carrying amounts of the apartment communities sold or classified as held for sale. The amounts of goodwill allocated to these apartment communities were based on the relative fair values of the apartment communities sold or classified as held for sale and the retained portions of the reporting units to which the goodwill is allocated.
Intangible assets also includes amounts related to in-place leases as discussed under the Acquisition of Real Estate and Related Depreciation and Amortization heading.
Capitalized Software Costs
Purchased software and other costs related to software developed for internal use are capitalized during the application development stage and are amortized using the straight-line method over the estimated useful life of the software, generally three to five years. For the years ended December 31, 2016, 2015 and 2014, we capitalized software purchase and development costs totaling $3.4 million, $3.6 million and $4.4 million, respectively. At December 31, 2016 and 2015, other assets included $12.6 million and $16.4 million of net capitalized software, respectively. During the years ended December 31, 2016, 2015 and 2014, we recognized amortization of capitalized software of $7.2 million, $6.9 million and $6.7 million, respectively, which is included in depreciation and amortization in our consolidated statements of operations.
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
The terms of the related partnership agreements generally require the partnerships to be liquidated following the sale of the underlying real estate. As the general partner in these partnerships, we ordinarily control the execution of real estate sales and other events that could lead to the liquidation, redemption or other settlement of noncontrolling interests. However, as discussed in Note 3, we continue to consolidate an apartment community associated with the legacy asset management business for which the derecognition criteria associated with our sale of the apartment community has not been met. We do not control the execution of a sale and other events related to the apartment community that will lead to the to the derecognition of the associated noncontrolling interests.
Changes in our ownership interest in consolidated real estate partnerships generally consist of our purchase of an additional interest in or the sale of our entire interest in a consolidated real estate partnership. The effect on our equity and partners’ capital of our purchase of additional interests in consolidated real estate partnerships during the years ended December 31, 2016, 2015 and 2014, is shown in our consolidated statements of equity and partners’ capital. The effect on our equity and partners’ capital of sales of consolidated real estate or sales of our entire interest in consolidated real estate partnerships is reflected in our consolidated financial statements as gains on disposition of real estate and accordingly the effect on our equity and partners’ capital is reflected within the the amount of net income attributable to us and to noncontrolling interests. Upon our deconsolidation of a real estate partnership following the sale of our partnership interests or liquidation of the partnership following sale of the related apartment community, we derecognize any remaining noncontrolling interest of the associated partnership previously recorded in our consolidated balance sheets.
Noncontrolling Interests in Aimco Operating Partnership
Noncontrolling interests in Aimco Operating Partnership consist of common OP Units and equivalents, as well as preferred OP Units. Within Aimco’s consolidated financial statements, the Aimco Operating Partnership’s income or loss is allocated to the holders of common partnership units and equivalents based on the weighted average number of common partnership units (including those held by Aimco) and equivalents outstanding during the period. During the years ended December 31, 2016, 2015 and 2014, the holders of common OP Units and equivalents had a weighted average ownership interest in the Aimco Operating Partnership of 4.7%, 4.7% and 5.0%, respectively. Holders of preferred OP Units participate in the Aimco Operating Partnership’s income or loss only to the extent of their preferred distributions. See Note 7 for further information regarding the items comprising noncontrolling interests in the Aimco Operating Partnership.
Revenue Recognition
Our apartment communities have operating leases with apartment residents with terms averaging 12 months. We recognize rental revenue related to these leases, net of any concessions, on a straight-line basis over the term of the lease. We recognize revenues from asset management and other services when the related fees are earned and realized or realizable.
Tax Credit Arrangements
We sponsor certain partnerships that operate qualifying affordable housing apartment communities and are structured to provide for the pass-through of tax credits and deductions to their partners. The tax credits are generally realized ratably over the first ten years of the tax credit arrangement and are subject to the partnership’s compliance with applicable laws and regulations for a period of 15 years. Typically, we are the general partner with a legal ownership interest of one percent or less and unaffiliated institutional investors (which we refer to as tax credit investors or investors) acquire the limited partnership interests of at least 99%. At inception, each investor agreed to fund capital contributions to the partnerships and we received a syndication fee from the partnerships upon the investors’ admission to the partnership.
We have determined that the partnerships in these arrangements are variable interest entities, or VIEs, and where we are the general partner, we are generally the primary beneficiary that is required to consolidate the partnerships. When the contractual arrangements obligate us to deliver tax benefits to the investors, and entitle us through fee arrangements to receive substantially all available cash flow from the partnerships, we recognize the income or loss generated by the underlying real estate based on our economic interest in the partnerships’ current period results, which is approximately 100% and represents the allocation of cash available for distribution we would receive from a hypothetical liquidation at the book value of the partnership’s net assets. Our economic interest in these partnerships will be 100% until such time that the limited partners become entitled to an allocation of a hypothetical or actual distribution (generally upon sale of the underlying real estate). Economic interest generally differs from legal interest due to the terms of the partnership agreements with profit and loss allocations and distributions upon liquidation that differ from stated percentages.
Capital contributions received by the partnerships from tax credit investors represent, in substance, consideration that we receive in exchange for our obligation to deliver tax credits and other tax benefits to the investors. We record these contributions as deferred income in our consolidated balance sheets upon receipt, and we recognize these amounts as revenue in our consolidated statements of operations when our obligation to the investors is relieved upon delivery of the tax benefits.

Insurance
We believe that our insurance coverages insure our apartment communities adequately against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood and other perils. In addition, we have third-party insurance coverage (after self-insured retentions) that defray the costs of large workers’ compensation, health and general liability exposures. We accrue losses based upon our estimates of the aggregate liability for uninsured losses incurred using certain actuarial assumptions followed in the insurance industry and based on our experience.
Share-Based Compensation
We issue various forms of share-based compensation, including stock options and restricted stock awards with service conditions and/or market conditions. We recognize share-based employee compensation based on the fair value on the grant date and recognize compensation cost, net of forfeitures, over the awards’ requisite service periods. See Note 8 for further discussion of our share-based compensation.
Income Taxes
Aimco has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 1994, and it intends to continue to operate in such a manner. Aimco’s current and continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, which are related to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If Aimco qualifies for taxation as a REIT, it will generally not be subject to United States federal corporate income tax on its taxable income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from an investment in a corporation.
Even if Aimco qualifies as a REIT, it may be subject to United States federal income and excise taxes in various situations, such as on our undistributed income. Aimco also will be required to pay a 100% tax on any net income on non-arm’s length transactions between it and a TRS (described below) and on any net income from sales of apartment communities that were held for sale to customers in the ordinary course. In addition, Aimco could also be subject to the alternative minimum tax, on our items of tax preference. The state and local tax laws may not conform to the United States federal income tax treatment, and Aimco may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business. Any taxes imposed on us reduce our operating cash flow and net income.
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
For our TRS entities, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for United States federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine, based on available evidence, that it is more likely than not that the assets will not be realized. We recognize the tax consequences associated with intercompany transfers between the REIT and TRS entities when the related assets affect our GAAP income or loss, generally through depreciation, impairment losses, or sales to third-party entities. Refer to Note 9 for further information about our income taxes and to the Recent Accounting Pronouncements heading within this note for a discussion of a change in GAAP pertaining to tax consequences associated with intercompany transfers that we plan to adopt in 2017.
Comprehensive Income or Loss
As discussed under the preceding Investments in Securitization Trust that holds Aimco Property Debt heading, we have investments that are measured at fair value with unrealized gains or losses recognized as an adjustment of accumulated other comprehensive loss within equity and partners’ capital. Additionally, as discussed in Note 11, we recognize changes in the fair value of our cash flow hedges as an adjustment of accumulated other comprehensive loss within equity and partners’ capital. The amounts of consolidated comprehensive income for the years ended December 31, 2016, 2015 and 2014, along with the corresponding amounts of such comprehensive income attributable to Aimco, the Aimco Operating Partnership and to noncontrolling interests, are presented within the accompanying consolidated statements of comprehensive income.

Earnings per Share and Unit
Aimco calculates earnings (loss) per share based on the weighted average number of shares of Common Stock, participating securities, common stock equivalents and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership calculates earnings (loss) per unit based on the weighted average number of common partnership units and equivalents, participating securities and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership considers both common partnership units and equivalents, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit computations. See Note 10 for further information regarding earnings per share and unit computations.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.
Reclassifications
Certain items included in the 2015 and 2014 financial statements have been reclassified to conform to the current presentation.
Accounting Pronouncements Adopted in the Current Year
During 2015, the Financial Accounting Standards Board, or FASB, issued new standards, which revised the presentation of debt issue costs on the balance sheet. After adoption, entities generally present debt issue costs associated with long term debt in their balance sheet as a direct deduction from the related debt liability, and debt issue costs related to line-of-credit arrangements may continue to be deferred and presented as assets. Amortization of the deferred costs will continue to be included in interest expense. We adopted this guidance effective as of January 1, 2016 and elected to continue to reflect deferred issue costs associated with our revolving credit facility as an asset, which is included in other assets on our consolidated balance sheets. We have retrospectively applied the guidance for debt issue costs associated with our non-recourse property debt to all prior periods, which resulted in the reclassification of $24.0 million from other assets to non-recourse property debt on our consolidated balance sheet at December 31, 2015.

In February 2015, the FASB issued a standard that revised the consolidation analysis required under GAAP for VIEs. Under this revised guidance, limited partnerships are no longer VIEs when the limited partners hold certain rights over the general partner. Alternatively, limited partnerships not previously viewed as VIEs are now considered VIEs in the absence of such rights. We adopted this guidance in 2016, as more fully described in Note 13.
Recent Accounting Pronouncements
The FASB has issued new standards that affect accounting for revenue from contracts with customers and are effective for Aimco on January 1, 2018. The new revenue standards establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersede most current GAAP applicable to revenue recognition. The core principle of the new guidance is that revenue should only be recognized when an entity has transferred control of goods or services to a customer and for an amount reflecting the consideration to which the entity expects to be entitled for such exchange.
We anticipate using the modified retrospective adoption method, which will result in our recognition of a cumulative effect adjustment from initially applying the new revenue standards. We have not completed our analysis of the effect this guidance will have on our consolidated financial statements, nor have we determined the amount of the cumulative effect adjustment that will be recognized upon adoption. However, based on our preliminary assessment, we do not anticipate significant changes to the timing or amount of revenue we recognize on an ongoing basis. We have not completed our analysis of the effect the new revenue standards may have on various components of revenue, including government subsidies we receive in connection with our affordable portfolio, income recognized from our low-income housing tax credit partnerships and our disposition of the legacy asset management business, which is discussed in Note 3.
The FASB has also issued a new standard on lease accounting, which is effective for Aimco on January 1, 2019, with early adoption permitted. Under the new lease standard, lessor accounting will be substantially similar to the current model, but aligned with certain changes to the lessee model and the new revenue standards. Lessors will be required to allocate lease payments to separate lease and nonlease components of each lease agreement, with the nonlease components evaluated under the revenue guidance discussed above. Lessees will be required to recognize a right of use asset and a lease liability for virtually all leases, with such leases classified as either operating or finance. Operating leases will result in straight-line expense recognition (similar to current operating leases) and finance leases will result in a front-loaded expense recognition pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting.
The new standard must be adopted using a modified retrospective method, which requires application of the new guidance at the beginning of the earliest comparative period presented and provides for certain practical expedients, which we anticipate electing. We have not yet determined if we will elect to adopt this guidance prior to its effective date.
We do not anticipate significant changes in the accounting for income from our leases with residents. However, in circumstances where we are a lessee, in primarily a limited population of ground leases and leases for corporate office space, we will be required to recognize right of use assets and related lease liabilities on our consolidated balance sheets. Based on our anticipated election of the practical expedients, we will not be required to reassess the classification of existing leases and therefore the amount and timing of expense recognition will be unchanged. However, in the event we modify existing ground leases or enter into new ground leases after the effective date, such leases will likely be classified as finance leases, which have a front-loaded expense recognition. We are in the process of determining the amount of the right of use assets and related lease liabilities that will be recognized upon adoption.
In addition to the revenue and lease accounting standards, the FASB has issued various accounting pronouncements, which are not yet effective that may have an effect on our financial statements. One such Accounting Standards update, or ASU, is intended to simplify the accounting for the income tax consequences of intercompany transfers of assets. We intend to early adopt this guidance effective January 1, 2017. Currently, the recognition within the statement of operations of income tax expenses or benefit resulting from an intercompany transfer of assets is prohibited until the assets affect GAAP income or loss, for example, through depreciation, impairment or upon the sale of the asset to a third-party. Under the new standard, an entity will recognize the income tax expense or benefit from an intercompany transfer of assets when the transfer occurs. This change is required to be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. As of December 31, 2016, we had accumulated unrecognized deferred tax expense from intercompany transfers between the Aimco Operating Partnership and TRS entities of approximately $62.5 million, which will be recognized as a cumulative effect adjustment to retained earnings on January 1, 2017.
Another standard recently issued by the FASB revises the GAAP definition of a business and is effective for Aimco on January 1, 2018, with early adoption permitted. The new definition excludes sets of activities from the definition of a business when a single asset or group of similar assets comprises substantially all of the fair value of the acquired (or disposed) gross assets. Under the current definition, apartment communities with leases in place are considered businesses, whereas under the revised definition, we expect that most acquisitions and dispositions involving real estate will not be considered businesses. Under the new standard, transaction costs incurred to acquire real estate operations will be capitalized as a cost of the acquisition, whereas these costs are currently expensed when the acquired assets are determined to be a business. The new standard is required to be applied prospectively to transactions occurring after the date of adoption. We have not determined whether we will adopt this standard prior to the effective date, but we do not anticipate this standard will have a significant effect on our financial condition or results of operations.
During 2016, the FASB also issued an ASU that is intended to reduce diversity in the classification and presentation of changes in restricted cash in the statement of cash flows and is effective for Aimco on January 1, 2018, with early adoption permitted. The new standard requires that the statement of cash flows describe the changes in the combined balances of cash and cash equivalents and restricted cash during the period. The guidance is required to be applied retrospectively to each period presented in the financial statements. We currently present transfers between restricted and unrestricted cash accounts as operating, investing and financing activities depending upon the required or intended purpose for the restricted funds, and cash receipts and payments directly with third parties to or from restricted cash accounts are treated as constructive cash flows. We expect that the primary change to our statement of cash flows will be the presentation of activity in the restricted cash accounts combined with similar activity in unrestricted accounts. We plan to adopt this standard on January 1, 2018.
Lastly, the FASB issued guidance intended to simplify the accounting for share-based compensation and such guidance is effective for Aimco on January 1, 2017. Under current practice, tax benefits in excess of those associated with recognized compensation cost, or windfalls, are recorded in equity and tax deficiencies are recorded in equity until previous windfalls have been recouped and then recognized in earnings. Under the new guidance, all of the tax effects related to share-based compensation will be recognized through earnings. This change is required to be applied prospectively to all windfalls and tax deficiencies resulting from settlements occurring after the date of adoption. The new guidance also requires windfalls to be recorded when they arise. This change in timing of recognition is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings on the date of adoption. As of December 31, 2016, there were no accumulated windfalls recorded in equity, therefore we will not record a cumulative effect adjustment upon adoption. In future periods, we may experience incremental volatility in income tax benefit or expense resulting from the recognition in earnings of windfall benefits or deficiencies upon the exercise of stock options and vesting of restricted shares.

Note 3 — Significant Transactions
Acquisitions of Apartment Communities
During the year ended December 31, 2016, we purchased a 463-apartment community in Redwood City, California that was in the final stages of construction at the time of acquisition. At closing, we paid $303.0 million in cash, and issued $17.0 million of 6.0% Class Ten preferred OP Units to the seller. The purchase price, plus $1.8 million of capitalized transaction costs, was allocated as follows: $26.9 million to land; $292.7 million to buildings and improvements (including construction in progress); and $2.2 million to furniture and fixtures.
During the year ended December 31, 2015, we acquired conventional apartment communities located in Atlanta, Georgia and Cambridge, Massachusetts. During the year ended December 31, 2014, we acquired conventional apartment communities located in: San Jose, California; Aurora, Colorado; Boulder, Colorado; Atlanta, Georgia; and New York, New York. Summarized information regarding these acquisitions is set forth in the table below (dollars in thousands):

	Year Ended December 31,
	2015	2014
Number of apartment communities	3	6
Number of apartment homes	300	1,182
Acquisition price	$129,150	$291,925
Non-recourse property debt assumed (outstanding principal balance)	—	65,200
Non-recourse property debt assumed (fair value)	—	64,817
Total fair value allocated to land	10,742	70,961
Total fair value allocated to buildings and improvements	118,366	217,851
During the year ended December 31, 2014, we also purchased entities that own 2.4 acres in the heart of downtown La Jolla, California, adjoining and overlooking La Jolla Cove and the Pacific Ocean. The property, which is zoned for multifamily and mixed-use, is currently occupied by three small commercial buildings and a limited-service hotel, which is managed for us by a third-party.
Dispositions of Apartment Communities and Assets Held for Sale
During the years ended December 31, 2016, 2015 and 2014, we sold 8, 11 and 30 apartment communities, respectively, with a total of 3,341, 3,855 and 9,067 apartment homes, respectively. We recognized gains on dispositions of real estate, net of tax, of $393.8 million, $180.6 million and $288.6 million during the years ended December 31, 2016, 2015 and 2014, respectively. We report gains on disposition net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property debt collateralized by the apartment communities being sold. Such prepayment penalties totaled $25.8 million and $25.2 million, of which $16.6 million and $16.6 million, respectively, represented the mark-to-market adjustment, during the years ended December 31, 2015 and 2014, respectively.
In addition to the apartment communities we sold, we are currently marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such communities meet the criteria to be classified as held for sale. As of December 31, 2016, we had one apartment community with 52 apartment homes classified as held for sale.
Asset Management Business Disposition
In 2012, we sold the Napico portfolio, our legacy asset management business. The transaction was primarily seller-financed, and the associated notes were scheduled to be repaid from the operation and liquidation of the Napico portfolio and were collateralized by the buyer’s interests in the portfolio. During the year ended December 31, 2016, we received the final payment on the first of two seller-financed notes. During 2016, the buyer prepaid the second seller-financed notes as well as an agreed upon final payment representing future contingent consideration that may have been due under the terms of the sale. The 2016 payment represents the final amounts that the buyer owed to us; however, at the time of payment we had continuing involvement in two of the communities within the Napico portfolio in the form of legal interest in the communities and guarantees related to property level debt. In November 2016, we were released from the guarantee related to property level debt for one of the communities and transferred our legal interest in the property to the buyer.

In accordance with the provisions of GAAP applicable to sales of real estate or interests therein, during 2016 we derecognized the net assets and liabilities of the Napico portfolio upon receipt of the final payment and release of the guarantees during 2016, with the exception of the amounts related to the final community. The derecognition events resulted in the reduction of other assets and accrued liabilities and other by $107.7 million and $114.0 million, respectively, and our recognition of a gain of $5.2 million, which is recorded in other, net on our consolidated statement of operations for the year ended December 31, 2016. We also wrote off a deficit balance in noncontrolling interests in consolidated real estate partnerships associated with the Napico portfolio of $8.1 million, which is recorded in net income attributable to noncontrolling interests in consolidated real estate partnerships for the year ended December 31, 2016.
We will continue to account for the final community under the profit sharing method until we have been released from the guarantee and our legal interest has been transferred to the buyer. Accordingly, we will defer profit recognition associated with this community, and will continue to recognize its assets and liabilities, each condensed into single line items within other assets and accrued liabilities and other, respectively, and related deficit balance in noncontrolling interests in consolidated real estate partnerships in our consolidated balance sheets. Such amounts were $34.4 million, $39.1 million and $0.5 million, respectively, as of December 31, 2016.
Note 4 — Non-Recourse Property Debt and Credit Agreement
Non-Recourse Property Debt
We finance our apartment communities primarily using property-level non-recourse, long-dated, fixed-rate amortizing debt. The following table summarizes our non-recourse property debt related to assets classified as held for use at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Fixed-rate property debt	$3,806,003	$3,761,238
Variable-rate property debt	83,644	84,922
Debt issue costs, net of accumulated amortization	(22,945)	(24,019)
Total non-recourse property debt, net	$3,866,702	$3,822,141
Fixed-rate property debt matures at various dates through February 2061, and has interest rates that range from 2.28% to 8.50%, with a weighted average interest rate of 4.84%. Principal and interest on fixed-rate debt are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. At December 31, 2016, each of our fixed-rate loans payable related to apartment communities classified as held for use were secured by one of 151 apartment communities that had an aggregate gross book value of $7.0 billion.
Variable-rate property debt matures at various dates through July 2033, and had interest rates that ranged from 0.62% to 2.07%, as of December 31, 2016, with a weighted average interest rate of 1.82% at December 31, 2016. Principal and interest on variable-rate debt are generally payable in semi-annual installments with balloon payments due at maturity. As of December 31, 2016, our variable-rate property debt related to apartment communities classified as held for use were each secured by one of seven apartment communities that had an aggregate gross book value of $201.6 million.
Our non-recourse property debt instruments contain covenants common to the type of borrowing, and at December 31, 2016, we were in compliance with all such covenants.
As of December 31, 2016, the scheduled principal amortization and maturity payments for our non-recourse property debt related to apartment communities classified as held for use were as follows (in thousands):

	Amortization	Maturities	Total
2017	$86,357	$260,162	$346,519
2018	86,644	207,616	294,260
2019	81,434	481,136	562,570
2020	74,955	303,741	378,696
2021	57,862	753,383	811,245
Thereafter			1,496,357
			$3,889,647

Credit Agreement
In December 2016, we entered into an amended and restated senior secured credit agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. Our Credit Agreement provides for $600.0 million of revolving loan commitments. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid, which rate varies based on our credit rating as assigned by specified rating agencies (LIBOR, plus 1.20%, or, at our option, Prime plus 0.20% at December 31, 2016). The Credit Agreement matures in January 2022. The Credit Agreement provides that we may make distributions to our investors during any four consecutive quarters in an aggregate amount that does not exceed the greater of 95% of our Funds From Operations for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain Aimco’s REIT status.
As of December 31, 2016 and 2015, we had $17.9 million and $27.0 million of outstanding borrowings under our Credit Agreement, respectively. As of December 31, 2016, after outstanding borrowings and $11.8 million of undrawn letters of credit backed by the Credit Agreement, our borrowing capacity was $570.3 million. The interest rate on our outstanding borrowings was 2.09% and 1.59% at December 31, 2016 and 2015, respectively.
Note 5 — Commitments and Contingencies
Commitments
In connection with our redevelopment, development and capital improvement activities, we have entered into various construction-related contracts and we have made commitments to complete redevelopment of certain apartment communities, pursuant to financing or other arrangements. As of December 31, 2016, our commitments related to these capital activities totaled approximately $89.5 million, most of which we expect to incur during the next 12 months.
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

Environmental
Various federal, state and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present in the land or buildings of an apartment community. Potentially hazardous materials may include polychlorinated biphenyls, petroleum-based fuels, lead-based paint, or asbestos, among other materials. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions, damages to natural resources and for potential fines or penalties in connection with such damage or with respect to the improper management of hazardous materials. Moreover, private plaintiffs may potentially make claims for investigation and remediation costs they incur or for personal injury, disease, disability or other infirmities related to the alleged presence of hazardous materials at an apartment community. In addition to potential environmental liabilities or costs associated with our current apartment communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future, or apartment communities we no longer own or operate.
We are engaged in discussions with the Environmental Protection Agency, or EPA, and the Indiana Department of Environmental Management, or IDEM, regarding contaminated groundwater in a residential area in the vicinity of an Indiana apartment community that has not been owned by us since 2008. The contamination allegedly derives from a dry cleaner that operated on our former property, prior to our ownership. We have undertaken a voluntary remediation of the dry cleaner contamination under IDEM’s oversight, and in previous years accrued our share of the then estimated cleanup and abatement costs. However, in September 2016 EPA listed our former community and a number of properties in the vicinity on the National Priorities List, or NPL, (i.e. as a Superfund site), and IDEM has formally sought to terminate us from the voluntary remediation program.  We have filed a formal appeal with the EPA opposing the listing and already appealed IDEM’s decision to terminate us from the voluntary remediation program. Based on the information learned through December 31, 2016, we believe that our share of the estimated cleanup and abatement costs associated with the Superfund site listing, as it is currently listed, has increased. As such, we increased our accrual for such costs. This accrual did not have a material effect on our consolidated results of operations. Although the outcome of these processes are uncertain, we do not expect their resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We also have been contacted by regulators and the current owner of a property in Lake Tahoe regarding environmental issues allegedly stemming from the historic operation of a dry cleaner.  An entity owned by us was the former general partner of a now-dissolved company that previously owned the dry cleaner site. That entity and the current property owner have been remediating the dry cleaner site since 2009, under the oversight of the Lahontan Regional Water Quality Control Board, or Lahontan. In July 2016, Lahontan sent us, the current property owner and a former operator of the dry cleaner a proposed cleanup and abatement order that rejects technical and legal arguments we previously made to Lahontan, and which if entered, would require all three parties to perform additional groundwater investigation and corrective actions with respect to onsite and offsite contamination. We have filed comments on the proposed order and a similar order previously proposed by Lahontan, but no final order has been issued to date. We also have responded to technical inquiries from the local water district and local water purveyors allegedly impacted by the dry cleaner contamination, who are leading a parallel effort to develop and implement remedial alternatives for addressing groundwater contamination that allegedly migrated from the dry cleaner. Based on the information learned to date, during the year ended December 31, 2016, we accrued our share of the estimated cleanup and abatement costs. This accrual did not have a material effect on our consolidated results of operations. Although the outcome of this process is uncertain, we do not expect its resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned redevelopment or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of December 31, 2016, are immaterial to our consolidated financial condition, results of operations and cash flows.

Operating Leases
We are obligated under non-cancelable operating leases for office space and equipment. We are also obligated under non-cancelable operating leases for the ground under certain of our apartment communities with remaining terms ranging from 40 years to 71 years. Approximate minimum annual rental payments under operating leases are as follows (in thousands):

	Office and Equipment Lease Obligations	Ground Lease Obligations	Total Operating Lease Obligations
2017	$2,559	$1,093	$3,652
2018	1,278	1,193	2,471
2019	244	1,293	1,537
2020	153	1,529	1,682
2021	—	1,565	1,565
Thereafter	—	81,384	81,384
Total	$4,234	$88,057	$92,291
Substantially all of the office space subject to the operating leases in the table above is for the use of our corporate offices and area operations. Rent expense recognized totaled $3.3 million, $3.2 million and $3.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Rent expense recognized for the ground leases totaled $1.7 million, $0.9 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively and is included within interest expense in the accompanying statements of operations.
Note 6 — Aimco Equity
Preferred Stock
At December 31, 2016 and 2015, Aimco had the following classes of perpetual preferred stock outstanding (dollars in thousands):

	Redemption	Annual Dividend Rate Per Share (paid quarterly)	Balance at December 31,
	Date (1)		2016	2015
Class A Cumulative Preferred Stock, 5,000,000 shares authorized and 5,000,000 shares issued/outstanding	5/17/2019	6.88%	$125,000	$125,000
Class Z Cumulative Preferred Stock, 4,800,000 shares authorized and zero and 1,391,643 shares issued/outstanding, respectively	7/29/2016	7.00%	—	34,126
Preferred stock per consolidated balance sheets			$125,000	$159,126

(1)	All classes of preferred stock are or were redeemable at our option on and after the dates specified.
Amico’s Class A Preferred Stock has a $0.01 per share par value, is senior to Aimco’s Common Stock and has a liquidation preference per share of $25.00. The holders of Preferred Stock are generally not entitled to vote on matters submitted to stockholders. Dividends on Class A Preferred Stock are subject to declaration by Aimco’s Board of Directors.
The following table summarizes our issuances of preferred stock during the year ended December 31, 2014 (dollars in thousands, except per share amounts):

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
In connection with these issuances of Aimco preferred stock, Aimco contributed the net proceeds to the Aimco Operating Partnership in exchange for an equal number of the corresponding class of partnership preferred units.

During the year ended December 31, 2016, Aimco redeemed all of the outstanding shares of its Class Z Cumulative Preferred Stock at a redemption value of $34.8 million. We reflected the $0.7 million excess of the redemption value over the carrying amount and $1.3 million of issuance costs previously recorded as a reduction of additional paid-in capital as an adjustment of net income attributable to preferred stockholders for the year ended December 31, 2016.
During the year ended December 31, 2015, Aimco redeemed the remaining outstanding shares, or $27.0 million in liquidation preference, of its Series A Community Reinvestment Act, or CRA, Preferred Stock. We reflected $0.7 million of issuance costs previously recorded as a reduction of additional paid-in capital as an adjustment of net income attributable to preferred stockholders for the year ended December 31, 2015. During the year ended December 31, 2014, Aimco repurchased 20 shares, or $10.0 million in liquidation preference, of its CRA Preferred Stock for cash totaling $9.5 million. We reflected the $0.5 million excess of the carrying value over the repurchase price, offset by $0.3 million of issuance costs previously recorded as a reduction of additional paid-in capital, as an adjustment of net income attributable to preferred stockholders for the year ended December 31, 2014.
In connection with these redemptions and repurchase of Aimco preferred stock, the Aimco Operating Partnership redeemed or repurchased from Aimco a number of Partnership Preferred Units equal to the number of shares redeemed or repurchased by Aimco.
Common Stock
During the years ended December 31, 2016, 2015 and 2014, Aimco declared dividends per common share of $1.32, $1.18 and $1.04, respectively.
During the year ended December 31, 2015, Aimco issued 9,430,000 shares of its Common Stock, par value $0.01 per share, in an underwritten public offering, for net proceeds per share of $38.90. The offering generated net proceeds to Aimco of $366.6 million, net of issuance costs. Aimco contributed the net proceeds from the sale of Common Stock to the Aimco Operating Partnership in exchange for a number of common partnership units equal to the number of shares of Common Stock issued. Using the proceeds from this offering, during the year ended December 31, 2015, we repaid the then outstanding balance on our Credit Agreement, expanded our unencumbered pool, funded redevelopment and property upgrades investments that would otherwise have been funded with property debt and redeemed the remaining outstanding shares of our CRA Preferred Stock.
Registration Statements
Pursuant to an At-The-Market offering program active at December 31, 2016, Aimco had the capacity to issue up to 3.5 million additional shares of its Common Stock. In the event of any such issuances by Aimco, the Aimco Operating Partnership would issue to Aimco a corresponding number of common partnership units in exchange for the proceeds.
Additionally, Aimco and the Aimco Operating Partnership have a shelf registration statement that provides for the issuance of debt and equity securities by Aimco and debt securities by the Aimco Operating Partnership.
Note 7 — Partners’ Capital
Partnership Preferred Units Owned by Aimco
At December 31, 2016 and 2015, the Aimco Operating Partnership had outstanding preferred units in classes and amounts similar to Aimco’s Preferred Stock discussed in Note 6, or Partnership Preferred Units. All of these classes of Partnership Preferred Units were owned by Aimco during the periods presented.
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
As discussed in Note 6, during the years ended December 31, 2016, 2015 and 2014, Aimco completed various Preferred Stock issuances, redemptions and repurchases. In connection with these transactions, the Aimco Operating Partnership issued to Aimco or redeemed or repurchased from Aimco a corresponding number of Partnership Preferred Units.

Redeemable Partnership Preferred Units
In addition to the Partnership Preferred Units owned by Aimco, the Aimco Operating Partnership has outstanding various classes of redeemable Partnership Preferred Units owned by third parties, which we refer to as preferred OP Units. As of December 31, 2016 and 2015, the Aimco Operating Partnership had the following classes of preferred OP Units (stated at their redemption values, in thousands, except unit and per unit data):

	Distributions per Annum		Units Issued and Outstanding		Redemption Values
Class of Preferred Units	Percent	Per Unit	2016	2015	2016	2015
Class One	8.75%	$8.00	90,000	90,000	$8,229	$8,229
Class Two	1.92%	$0.48	17,750	18,124	444	453
Class Three	7.88%	$1.97	1,341,289	1,341,289	33,532	33,532
Class Four	8.00%	$2.00	644,954	644,954	16,124	16,124
Class Six	8.50%	$2.13	780,036	790,883	19,501	19,772
Class Seven	7.87%	$1.97	27,960	27,960	699	699
Class Nine	6.00%	$1.50	306,890	364,668	7,672	9,117
Class Ten	6.00%	$1.50	680,000	—	17,000	—
Total			3,888,879	3,277,878	$103,201	$87,926
The Class One through Class Nine preferred OP Units are currently redeemable at the holders’ option. The Class Ten preferred OP Units are redeemable after August 16, 2017, at the holder’s option. The Aimco Operating Partnership, at its sole discretion, may settle such redemption requests in cash or cause Aimco to issue shares of its Common Stock with a value equal to the redemption price. In the event the Aimco Operating Partnership requires Aimco to issue shares of Common Stock to settle a redemption request, the Aimco Operating Partnership would issue to Aimco a corresponding number of common partnership units. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the redeemable preferred OP Units, subject to limited exceptions. Subject to certain conditions, the Class Four and Class Six preferred OP Units are convertible into common OP Units.
These redeemable units are classified within temporary equity in Aimco’s consolidated balance sheets and within temporary capital in the Aimco Operating Partnership’s consolidated balance sheets.
During the years ended December 31, 2016, 2015 and 2014, approximately 69,000, 700 and 12,600 preferred OP Units, respectively, were tendered for redemption in exchange for cash, and no preferred OP Units were tendered for redemption in exchange for shares of Aimco Common Stock.
The Class Ten and Class Nine preferred OP Units were issued as partial consideration for acquisitions during the years ended December 31, 2016 and 2014, respectively.
The following table presents a reconciliation of the Aimco Operating Partnership’s preferred OP Units during the years ended December 31, 2016, 2015 and 2014 (dollars in thousands).

	2016	2015	2014
Balance at January 1	$87,926	$87,937	$79,953
Preferred distributions	(7,239)	(6,943)	(6,409)
Redemption of preferred units and other	(1,725)	(11)	(1,221)
Issuance of preferred units	17,000	—	9,117
Net income	7,239	6,943	6,497
Balance at December 31	$103,201	$87,926	$87,937
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

Common partnership units held by Aimco are not redeemable whereas common OP Units are redeemable at the holders’ option, subject to certain restrictions, on the basis of one common OP Unit for either one share of Common Stock or cash equal to the fair value of a share of Common Stock at the time of redemption. Aimco has the option to deliver shares of Common Stock in exchange for all or any portion of the common OP Units tendered for redemption. When a limited partner redeems a common OP Unit for Common Stock, Limited Partners’ capital is reduced and the General Partner and Special Limited Partners’ capital is increased.
The holders of the common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock. During the years ended December 31, 2016, 2015 and 2014, the Aimco Operating Partnership declared distributions per common unit of $1.32, $1.18 and $1.04, respectively.
During the years ended December 31, 2016, 2015 and 2014, approximately 248,000, 112,000 and 268,000 common OP Units, respectively, were redeemed in exchange for cash, and no common OP Units were redeemed in exchange for shares of Common Stock.
At December 31, 2016 and 2015, the Aimco Operating Partnership also had outstanding 2,339,950 high performance units, or HPUs. Effective January 1, 2017, the holders of HPUs may redeem these units on the basis of one HPU for either one share of Common Stock or cash equal to the fair value of a share of Common Stock at the time of redemption, at Aimco’s option. The holders of HPUs receive the same amount of distributions that are paid to holders of an equivalent number of common OP Units. The HPUs are classified within permanent capital as part of Limited Partners’ capital in the Aimco Operating Partnership’s consolidated balance sheets, and within permanent equity as part of common noncontrolling interests in the Aimco Operating Partnership within Aimco’s consolidated balance sheets.
Note 8 — Share-Based Compensation
We have a stock award and incentive program to attract and retain officers, key employees and independent directors. As of December 31, 2016, approximately 1.0 million shares were available for issuance under our 2015 Stock Award and Incentive Plan. The total number of shares available for issuance under this plan may be increased by an additional 0.6 million shares to the extent of any forfeiture, cancellation, exchange, surrender, termination or expiration of an award outstanding under our 2007 Stock Award and Incentive Plan. Awards under the 2015 plan may be in the form of incentive stock options, non-qualified stock options and restricted stock, or other types of awards as authorized under the plan.
Our plans are administered by the Compensation and Human Resources Committee of Aimco’s Board of Directors. In the case of stock options, the exercise price of the options granted may not be less than the fair market value of a share of Common Stock at the date of grant.
Total compensation cost recognized for stock based awards was $8.6 million, $7.2 million and $6.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Of these amounts, $1.0 million, $0.5 million and $0.3 million, respectively, were capitalized. At December 31, 2016, total unvested compensation cost not yet recognized was $13.0 million. We expect to recognize this compensation over a weighted average period of approximately 1.7 years.
We grant four different types of awards that are outstanding as of December 31, 2016. We grant stock options and restricted stock awards that are subject to time-based vesting and require continuous employment, typically over a period of four years from the grant date, and we refer to these awards as Time-Based Stock Options and Time-Based Restricted Stock, respectively. We also grant stock options and restricted stock awards that vest conditioned on Aimco’s total shareholder return, or TSR, relative to the NAREIT Apartment Index (60% weighting) and the MSCI US REIT Index (40% weighting) over a forward-looking performance period of three years, and we refer to these awards as TSR Stock Options and TSR Restricted Stock, respectively. Earned TSR Stock Options and TSR Restricted Stock, if any, will vest 50% on each of the third anniversary of the grant date and 50% on the fourth anniversary of the grant date, based on continued employment. The term of Time-Based Stock Options and TSR Stock Options is generally ten years from the date of grant.
We recognize compensation expense associated with Time-Based Stock Options and Time-Based Restricted Stock ratably over the requisite service periods, which are typically four years. We recognize compensation expense related to the TSR Stock Options and TSR Restricted Stock, which have graded vesting periods, over the requisite service period for each separate vesting tranche of the option, commencing on the grant date. The value of the TSR Stock Options and TSR Restricted Stock Awards take into consideration the probability that the options will ultimately vest; therefore previously recorded compensation expense is not adjusted in the event that the market condition is not achieved.

Stock Options
During the year ended December 31, 2016, we granted TSR Stock Options, and during and prior to the year ended December 31, 2015, we granted Time-Based Stock Options.
The following table summarizes activity for our outstanding stock options, for the years ended December 31, 2016, 2015 and 2014 (numbers of options in thousands):

	2016		2015		2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,394	$30.85	1,640	$28.91	2,991	$28.48
Granted	216	38.73	239	39.05	—	—
Exercised	(934)	33.61	(484)	28.33	(1,347)	27.97
Forfeited	(1)	29.11	(1)	25.78	(4)	25.45
Outstanding at end of year	675	$29.55	1,394	$30.85	1,640	$28.91
Exercisable at end of year	280	$16.38	1,155	$29.16	1,640	$28.91
The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option. As of December 31, 2016, options outstanding had an aggregate intrinsic value of $10.7 million and a weighted average remaining contractual term of 6.5 years. Options exercisable at December 31, 2016, had an aggregate intrinsic value of $8.1 million and a weighted average remaining contractual term of 3.3 years. The intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014, was $11.1 million, $5.5 million and $10.0 million, respectively.
The weighted average grant date fair value of stock options granted during the years ended December 31, 2016 and 2015, was $9.94 and $6.97 per option, respectively.
Time-Based Restricted Stock Awards
The following table summarizes activity for Time-Based Restricted Stock awards, for the years ended December 31, 2016, 2015 and 2014 (numbers of shares in thousands):

	2016		2015		2014
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	339	$29.96	513	$26.34	575	$25.28
Granted	91	40.03	145	39.39	196	26.69
Vested	(181)	29.99	(259)	27.54	(238)	24.07
Forfeited	—	—	(60)	32.29	(20)	26.26
Unvested at end of year	249	$33.61	339	$29.96	513	$26.34
The aggregate fair value of shares that vested during the years ended December 31, 2016, 2015 and 2014 was $7.0 million, $10.4 million and $6.7 million, respectively.

TSR Restricted Stock Awards
The following table summarizes activity for TSR Restricted Stock awards for the years ended December 31, 2016 and 2015 (numbers of shares in thousands):

	2016		2015
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	123	$39.72	—	$—
Granted	91	39.59	142	39.72
Forfeited	—	—	(19)	39.72
Unvested at end of year	214	$39.66	123	$39.72
Determination of Grant-Date Fair Value of Awards
We estimated the fair value of TSR Stock Options granted in 2016 and TSR Restricted Stock granted in 2016 and 2015 using a Monte Carlo model using the assumptions set forth in the table below.
The risk-free interest rate reflects the annualized yield of a zero coupon U.S. Treasury security with a term equal to the expected term of the option. The expected dividend yield reflects expectations regarding cash dividend amounts per share paid on Aimco’s Common Stock during the expected term of the option. Expected volatility reflects an average of the historical volatility of Aimco’s Common Stock during the historical period commensurate with the expected term of the options that ended on the date of grant, and the implied volatility is calculated from observed call option contracts closest to the expected term. The derived vesting period of TSR Restricted Stock was determined based on the graded vesting terms. The expected term of the options was based on historical option exercises and post-vesting terminations. The midpoints of our valuation assumptions for the 2016 and 2015 grants were as follows:

	2016	2015
Grant date market value of a common share	38.73	39.05
Risk-free interest rate	1.15%	1.04%
Dividend yield	3.41%	2.87%
Expected volatility	21.24%	19.48%
Derived vesting period of TSR Restricted Stock	3.4 years	3.4 years
Weighted average expected term of TSR Stock Options	5.8 years	n/a
We estimated the fair value of Time-Based Options granted during the year ended December 31, 2015, using a Black-Scholes closed-form valuation model using the assumptions set forth in the table below.

2015
Risk-free interest rate	1.68%
Expected dividend yield	2.87%
Expected volatility	25.19%
Weighted average expected term of options	5.5 years
The grant date fair value for the Time-Based Restricted Stock awards reflects the closing price of a common share on the grant date.

Note 9 — Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of the TRS entities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax liabilities:
Real estate and real estate partnership basis differences	$72,726	$31,726
Deferred tax assets:
Net operating, capital and other loss carryforwards	$8,873	$8,024
Accruals and expenses	7,537	4,917
Tax credit carryforwards	65,559	49,036
Management contracts and other	300	333
Total deferred tax assets	82,269	62,310
Valuation allowance	(4,467)	(4,467)
Net deferred tax assets	$5,076	$26,117
A reconciliation of the beginning and ending balance of our unrecognized tax benefits is presented below (in thousands):

	2016	2015	2014
Balance at January 1	$2,897	$2,286	$2,871
Additions (reductions) based on tax positions related to prior years and current year excess benefits related to stock-based compensation	(611)	611	(585)
Balance at December 31	$2,286	$2,897	$2,286
Because the statute of limitations has not yet elapsed, our United States federal income tax returns for the year ended December 31, 2012, and subsequent years and certain of our State income tax returns for the year ended December 31, 2012, and subsequent years are currently subject to examination by the IRS or other taxing authorities. Approximately $2.3 million of the unrecognized benefit, if recognized, would affect the effective rate.
On March 19, 2014, the IRS notified the Aimco Operating Partnership of its intent to audit the 2011 and 2012 tax years. This audit remains in process as of December 31, 2016. We do not believe the audit will have any material effect on our unrecognized tax benefits, financial condition or results of operations.
Our policy is to include any interest and penalties related to income taxes within the income tax line item in our consolidated statements of operations.
In accordance with the accounting requirements for stock-based compensation, we may recognize tax benefits in connection with the exercise of stock options by employees of our TRS entities and the vesting of restricted stock awards. As of December 31, 2016, all cumulative excess tax benefits from employee stock option exercises and vested restricted stock awards had been realized. Beginning in 2017, we will recognize the tax effects related to stock-based compensation through earnings in the period the compensation is recorded. Refer to Recent Accounting Pronouncements section of Note 2 for additional information regarding this change.

Significant components of the income tax benefit or expense are as follows and are classified within income tax benefit in income before gain on dispositions and gain on dispositions of real estate, net of tax, in our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Current:
Federal	$5,038	$1,310	$—
State	2,916	1,357	970
Total current	7,954	2,667	970

Deferred:
Federal	(26,173)	(27,382)	11,556
State	(623)	(1,052)	3,485
Total deferred	(26,796)	(28,434)	15,041
Total (benefit) expense	$(18,842)	$(25,767)	$16,011
Classification:
Income before gain on dispositions	$(25,208)	$(27,524)	$(20,047)
Gain on dispositions of real estate	$6,366	$1,757	$36,058
Consolidated income or loss subject to tax consists of pretax income or loss of our TRS entities and income and gains retained by the REIT. For the years ended December 31, 2016, 2015 and 2014, we had consolidated net income subject to tax of $109.3 million, net loss subject to tax of $31.3 million and net income subject to tax of $137.0 million, respectively.
The reconciliation of income tax attributable to continuing and discontinued operations computed at the United States statutory rate to income tax (benefit) expense is shown below (dollars in thousands):

	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at United States statutory rates on consolidated income or loss subject to tax	$38,257	35.0%	$(10,947)	35.0%	$47,950	35.0%
State income tax expense, net of federal tax (benefit) expense	7,152	6.5%	(361)	1.2%	4,364	3.2%
Effect of permanent differences	(132)	(0.1)%	(27)	0.1%	(154)	(0.1)%
Tax effect of intercompany transactions (1)	(47,369)	(43.3)%	(1,515)	4.8%	(23,969)	(17.5)%
Tax credits	(16,750)	(15.3)%	(13,583)	43.4%	(12,271)	(9.0)%
Increase in valuation allowance	—	—%	666	(2.1)%	91	0.1%
Total income tax (benefit) expense	$(18,842)	(17.2)%	$(25,767)	82.4%	$16,011	11.7%

(1)
Includes the effect of intercompany asset transfers between the Aimco Operating Partnership and TRS entities, for which tax is deferred and recognized as the assets affect GAAP income or loss, for example, through depreciation, impairment, or upon the sale of the asset to a third-party. As discussed in Note 2, we expect to adopt the new accounting standard applicable to intercompany asset transfers effective January 1, 2017. As a result, the accumulated unrecognized deferred tax expense associated with historical intercompany transfers will be recognized as a cumulative effect adjustment through retained earnings at that time.

Income taxes paid totaled approximately $2.2 million, $2.0 million and $1.7 million, respectively, in the years ended December 31, 2016, 2015 and 2014, respectively.
At December 31, 2016, we had state net operating loss carryforwards, or NOLs, for which the deferred tax asset was approximately $8.0 million, before a valuation allowance of $4.5 million. The NOLs expire in years 2017 to 2033. Subject to certain separate return limitations, we may use these NOLs to offset a portion of state taxable income generated by our TRS entities. As of December 31, 2016, we had low-income housing and rehabilitation tax credit carryforwards and corresponding deferred tax asset of approximately $65.6 million for income tax purposes that expire in years 2024 to 2036.

For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, capital gains, qualified dividends and unrecaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2016, 2015 and 2014, dividends per share held for the entire year were estimated to be taxable as follows:

	2016		2015		2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.45	34.2%	$0.36	30.2%	$0.01	0.6%
Capital gains	0.47	35.4%	0.37	31.3%	0.53	51.6%
Qualified dividends	0.13	9.9%	0.17	14.5%	—	—%
Unrecaptured Section 1250 gain	0.27	20.5%	0.28	24.0%	0.50	47.8%
	$1.32	100.0%	$1.18	100.0%	$1.04	100.0%
Note 10 — Earnings (Loss) per Share/Unit
Aimco calculates basic earnings per common share based on the weighted average number of shares of Common Stock and participating securities and calculates diluted earnings per share taking into consideration dilutive common stock equivalents and dilutive convertible securities outstanding during the period.
The Aimco Operating Partnership calculates earnings per common unit based on the weighted average number of common partnership units, participating securities and calculates diluted earnings per unit taking into consideration dilutive common unit equivalents and dilutive convertible securities outstanding during the period.
Our common stock equivalents and common partnership unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. These equivalents also include unvested TSR restricted stock awards that do not meet the definition of participating securities, which would result in the issuance of additional common shares and common partnership units equal to the number of shares that vest. The effect of these securities was dilutive for the years ended December 31, 2016 and 2015, and accordingly has been included in the denominator for calculating diluted earnings per share and unit during these periods.
Our Time-Based Restricted Stock awards receive dividends similar to shares of Common Stock and common partnership units prior to vesting. These dividends are not forfeited in the event the restricted stock does not vest. Therefore, the unvested restricted shares related to these awards are participating securities. The effect of participating securities is included in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings. At December 31, 2016, 2015 and 2014, there were 0.2 million, 0.3 million and 0.5 million shares of unvested participating restricted shares, respectively.
As discussed in Note 7, the Aimco Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The Aimco Operating Partnership may redeem these units for cash, or at its option, shares of Common Stock. As of December 31, 2016, these preferred OP Units were potentially redeemable for approximately 2.3 million shares of Common Stock (based on the period end market price), or cash. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations for the periods presented above, and we expect to exclude them in future periods.
Note 11 — Fair Value Measurements
Recurring Fair Value Measurements
We measure at fair value on a recurring basis our investment in the securitization trust that holds certain of our property debt, which we classify as available for sale (AFS) securities, and our interest rate swaps, both of which are classified within Level 2 of the GAAP fair value hierarchy.
Our investments classified as AFS are presented within other assets in the accompanying consolidated balance sheets. We hold positions in the securitization, which pay interest currently and we also hold the first loss position in the securitization, which accrues interest over the term of the investment. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining expected term of the investments, which as of December 31, 2016, was approximately 4.4 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $72.5 million and $67.8 million at December 31, 2016 and 2015, respectively. We estimated the fair value of these investments to be $76.1 million and $65.5 million at December 31, 2016 and 2015, respectively.
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
For our variable-rate debt, limited partners in our consolidated real estate partnerships sometimes require we limit our exposure to interest rate fluctuations by entering into interest rate swap agreements, which moderate our exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate. We estimate the fair value of interest rate swaps using an income approach with primarily observable inputs, including information regarding the hedged variable cash flows and forward yield curves relating to the variable interest rates on which the hedged cash flows are based.
The following table sets forth a summary of changes in fair value in our interest rate swaps (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning liability balance	$(4,938)	$(5,273)	$(4,604)
Unrealized losses included in interest expense	(44)	(44)	(48)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	1,586	1,678	1,685
Unrealized gains (losses) included in equity and partners’ capital	221	(1,299)	(2,306)
Ending liability balance	$(3,175)	$(4,938)	$(5,273)
As of December 31, 2016 and 2015, we had interest rate swaps with aggregate notional amounts of $49.6 million and $49.9 million, respectively. As of December 31, 2016, these swaps had a weighted average remaining term of 4.0 years. We have designated these interest rate swaps as cash flow hedges. The fair value of these swaps is presented within accrued liabilities and other in our consolidated balance sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity and partners’ capital to the extent of their effectiveness.
If the forward rates at December 31, 2016, remain constant, we estimate that during the next 12 months, we would reclassify into earnings approximately $1.3 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.44% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.
Fair Value Disclosures
We believe that the aggregate fair value of our cash and cash equivalents, receivables and payables approximates their aggregate carrying amounts at December 31, 2016 and 2015, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of our consolidated total indebtedness was approximately $4.0 billion and $4.0 billion at December 31, 2016 and 2015, respectively, as compared to aggregate carrying amounts of $3.9 billion and $3.8 billion, respectively. Substantially all of the difference between the fair value and the carrying value relates to property debt secured by apartment communities we wholly own. We estimate the fair value of our consolidated debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered apartment communities within our portfolio. We classify the fair value of our consolidated debt within Level 3 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.
Note 12 — Business Segments
We have two reportable segments: conventional and affordable real estate operations. Our conventional real estate operations consist of market-rate apartment communities with rents paid by the residents and included 130 apartment communities with 37,780 apartment homes at December 31, 2016. Our affordable real estate operations consisted of 46 apartment communities with 7,610 apartment homes at December 31, 2016, with rents that are generally paid, in whole or part, by a government agency.
Due to the diversity of our economic ownership interests in our apartment communities, our chief executive officer, who is our chief operating decision maker, uses proportionate property net operating income to assess the operating performance of our apartment communities. Proportionate property net operating income reflects our share of rental and other property revenues less direct property operating expenses, including real estate taxes, for the consolidated apartment communities that we manage. The following tables present the revenues, net operating income and income before gain on dispositions of our conventional and affordable real estate operations segments on a proportionate basis (excluding amounts related to apartment communities sold or classified as held for sale as of December 31, 2016) for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year Ended December 31, 2016:
Rental and other property revenues	$804,335	$100,745	$29,250	$40,201	$974,531
Tax credit and asset management revenues	—	—	—	21,323	21,323
Total revenues	804,335	100,745	29,250	61,524	995,854
Property operating expenses	257,939	38,644	8,517	47,327	352,427
Investment management expenses	—	—	—	4,333	4,333
Depreciation and amortization	—	—	—	333,066	333,066
General and administrative expenses	—	—	—	44,937	44,937
Other expenses, net	—	—	—	14,295	14,295
Total operating expenses	257,939	38,644	8,517	443,958	749,058
Net operating income	546,396	62,101	20,733	(382,434)	246,796
Other items included in income before gain on dispositions (3)	—	—	—	(157,313)	(157,313)
Income before gain on dispositions	$546,396	$62,101	$20,733	$(539,747)	$89,483

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year Ended December 31, 2015:
Rental and other property revenues	$752,141	$93,433	$29,602	$81,778	$956,954
Tax credit and asset management revenues	—	—	—	24,356	24,356
Total revenues	752,141	93,433	29,602	106,134	981,310
Property operating expenses	246,557	37,445	9,076	66,315	359,393
Investment management expenses	—	—	—	5,855	5,855
Depreciation and amortization	—	—	—	306,301	306,301
General and administrative expenses	—	—	—	43,178	43,178
Other expenses, net	—	—	—	10,368	10,368
Total operating expenses	246,557	37,445	9,076	432,017	725,095
Net operating income	505,584	55,988	20,526	(325,883)	256,215
Other items included in income before gain on dispositions (3)	—	—	—	(164,825)	(164,825)
Income before gain on dispositions	$505,584	$55,988	$20,526	$(490,708)	$91,390

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year Ended December 31, 2014:
Rental and other property revenues	$683,791	$91,549	$28,228	$149,263	$952,831
Tax credit and asset management revenues	—	—	—	31,532	31,532
Total revenues	683,791	91,549	28,228	180,795	984,363
Property operating expenses	228,385	37,123	8,329	99,817	373,654
Investment management expenses	—	—	—	7,310	7,310
Depreciation and amortization	—	—	—	282,608	282,608
General and administrative expenses	—	—	—	44,092	44,092
Other expenses, net	—	—	—	14,349	14,349
Total operating expenses	228,385	37,123	8,329	448,176	722,013
Net operating income	455,406	54,426	19,899	(267,381)	262,350
Other items included in income before gain on dispositions (3)	—	—	—	(194,875)	(194,875)
Income before gain on dispositions	$455,406	$54,426	$19,899	$(462,256)	$67,475

(1)
Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the results of our consolidated apartment communities which are excluded from proportionate property net operating income for our segment evaluation, but included in the related consolidated amounts.

(2)
Includes operating results for consolidated communities that we do not manage and operating results for apartment communities sold or classified as held for sale during 2016, 2015 or 2014. Corporate and Amounts Not Allocated to Segments also includes property management revenues (which are included in consolidated rental and other property revenues), property management expenses and casualty gains and losses (which are included in consolidated property operating expenses) and depreciation and amortization, which are not part of our segment performance.

(3)	Other items included in income before gain on dispositions primarily consist of interest expense and income tax benefit.
The assets of our reportable segments on a proportionate basis, together with the proportionate adjustments to reconcile these amounts to the consolidated assets of our segments, and the consolidated assets not allocated to our segments are as follows (in thousands):

	December 31,
	2016	2015
Conventional	$5,374,999	$4,981,915
Affordable	399,188	418,924
Proportionate adjustments (1)	172,831	174,645
Corporate and other assets (2)	285,800	543,197
Total consolidated assets	$6,232,818	$6,118,681

(1)
Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the assets of our consolidated apartment communities, which are excluded from our measurement of segment financial condition, and our share of the assets of our unconsolidated real estate partnerships, which are included in our measure of segment financial condition.

(2)
Our basis for assessing segment performance excludes the results of apartment communities sold or classified as held for sale. Accordingly, assets related to apartment communities sold or classified as held for sale during the periods are included within Corporate and other assets for comparative periods presented.

For the years ended December 31, 2016, 2015 and 2014, capital additions related to our conventional segment totaled $324.6 million, $341.4 million and $343.5 million, respectively, and capital additions related to our affordable segment totaled $11.1 million, $12.6 million and $11.6 million, respectively.

Note 13 — Variable Interest Entities
As discussed in Note 2, effective January 1, 2016, we adopted the amended guidance over consolidations. As a result, the Aimco Operating Partnership and each of our less than wholly-owned real estate partnerships has been deemed to have the characteristics of a VIE. However, we were not required to consolidate any previously unconsolidated entities or deconsolidate any previously consolidated entities as a result of the change in classification. Accordingly, there has been no change to the recognized amounts in our consolidated balance sheets and statements of operations or amounts reported in our consolidated statements of cash flows. We have, however, retrospectively revised the disclosure of significant assets and liabilities of consolidated VIEs as of December 31, 2015 shown below, to include the assets and liabilities of all of the Aimco Operating Partnership’s consolidated real estate partnerships that are now designated as VIEs but did not meet the previous VIE definition. We determined that an additional 14 consolidated partnerships owning 18 apartment communities with 6,186 apartment homes were VIEs under the new standard. These VIEs had assets of $885.9 million and liabilities of $645.3 million as of December 31, 2015. Because the Aimco Operating Partnership is a VIE, all of our assets and liabilities are held through a VIE.
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

	December 31,
	2016	2015
VIEs with interests in conventional apartment communities	11	13
Conventional apartment communities held by VIEs	13	17
Apartment homes in conventional communities held by VIEs	5,313	6,089
VIEs with interests in affordable apartment communities	56	62
Affordable apartment communities held by VIEs	44	48
Apartment homes in affordable communities held by VIEs	6,890	7,556

Assets of the Aimco Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the Aimco Operating Partnership. Assets and liabilities of VIEs are summarized in the table below (in thousands):

	December 31,
	2016	2015
Assets
Net real estate	$1,133,430	$1,201,998
Cash and cash equivalents	30,803	28,118
Restricted cash	40,523	44,813
Liabilities
Non-recourse property debt	954,571	959,523
Accrued liabilities and other	31,204	28,846

In addition to the consolidated VIEs discussed above, at December 31, 2015, our consolidated financial statements included certain interests in consolidated and unconsolidated partnerships that were part of the legacy asset management business. As discussed in Note 3, the majority of these assets and liabilities were derecognized during the year ended December 31, 2016.
Note 14 — Unaudited Summarized Consolidated Quarterly Information
Aimco
Aimco’s summarized unaudited consolidated quarterly information for the years ended December 31, 2016 and 2015, is provided below (in thousands, except per share amounts):

	Quarter
2016	First	Second	Third	Fourth
Total revenues	$246,239	$251,218	$248,904	$249,493
Total operating expenses	182,705	186,782	190,172	189,399
Operating income	63,534	64,436	58,732	60,094
Income before gain on dispositions	23,698	29,412	15,538	20,835
Gain on dispositions of real estate, net of tax	6,187	216,541	14,498	156,564
Net income	29,885	245,953	30,036	177,399
Net income attributable to Aimco common stockholders	23,223	221,382	11,176	162,000
Earnings per common share - basic:
Net income attributable to Aimco common stockholders	$0.15	$1.42	$0.07	$1.04
Earnings per common share - diluted:
Net income attributable to Aimco common stockholders	$0.15	$1.41	$0.07	$1.03
Weighted average common shares outstanding - basic	155,791	156,375	156,079	156,171
Weighted average common shares outstanding - diluted	156,117	156,793	156,527	156,540

	Quarter
2015	First	Second	Third	Fourth
Total revenues	$244,265	$244,783	$246,387	$245,875
Total operating expenses	183,198	179,140	182,366	180,391
Operating income	61,067	65,643	64,021	65,484
Income before gain on dispositions	18,457	23,907	23,769	25,257
Gain on dispositions of real estate, net of tax	85,693	44,781	—	50,119
Net income	104,150	68,688	23,769	75,376
Net income attributable to Aimco common stockholders	89,344	60,804	19,179	66,639
Earnings per common share - basic and diluted:
Net income attributable to Aimco common stockholders	$0.58	$0.39	$0.12	$0.43
Weighted average common shares outstanding - basic	153,821	155,524	155,639	155,725
Weighted average common shares outstanding - diluted	154,277	155,954	156,008	156,043

The Aimco Operating Partnership
The Aimco Operating Partnership’s summarized unaudited consolidated quarterly information for the years ended December 31, 2016 and 2015, is provided below (in thousands, except per unit amounts):

	Quarter
2016	First	Second	Third	Fourth
Total revenues	$246,239	$251,218	$248,904	$249,493
Total operating expenses	182,705	186,782	190,172	189,399
Operating income	63,534	64,436	58,732	60,094
Income before gain on dispositions	23,698	29,412	15,538	20,835
Gain on dispositions of real estate, net of tax	6,187	216,541	14,498	156,564
Net income	29,885	245,953	30,036	177,399
Net income attributable to the Partnership’s common unitholders	24,395	232,517	11,368	169,869
Earnings per common unit - basic:
Net income attributable to the Partnership’s common unitholders	$0.15	$1.42	$0.07	$1.04
Earnings per common unit - diluted:
Net income attributable to the Partnership’s common unitholders	$0.15	$1.41	$0.07	$1.03
Weighted average common units outstanding - basic	163,639	164,188	163,832	163,799
Weighted average common units outstanding - diluted	163,965	164,606	164,280	164,168

	Quarter
2015	First	Second	Third	Fourth
Total revenues	$244,265	$244,783	$246,387	$245,875
Total operating expenses	183,198	179,140	182,366	180,391
Operating income	61,067	65,643	64,021	65,484
Income before gain on dispositions	18,457	23,907	23,769	25,257
Gain on dispositions of real estate, net of tax	85,693	44,781	—	50,119
Net income	104,150	68,688	23,769	75,376
Net income attributable to the Partnership’s common unitholders	93,742	63,776	20,072	69,930
Earnings per common unit - basic and diluted:
Net income attributable to the Partnership’s common unitholders	$0.58	$0.39	$0.12	$0.43
Weighted average common units outstanding - basic	161,461	163,149	163,241	163,485
Weighted average common units outstanding - diluted	161,917	163,579	163,610	163,803

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(In Thousands Except Apartment Home Data)

								(2)
		(1)				Initial Cost		Cost Capitalized	December 31, 2016
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Conventional Apartment Communities:
100 Forest Place	High Rise	Dec 1997	Oak Park, IL	1987	234	$2,664	$18,815	$8,559	$2,664	$27,374	$30,038	$(13,668)	$16,370	$—
118-122 West 23rd Street	High Rise	Jun 2012	New York, NY	1987	42	14,985	23,459	6,229	14,985	29,688	44,673	(5,871)	38,802	18,320
173 E. 90th Street	High Rise	May 2004	New York, NY	1910	72	12,066	4,535	5,630	12,066	10,165	22,231	(2,813)	19,418	6,955
182-188 Columbus Avenue	Mid Rise	Feb 2007	New York, NY	1910	32	19,123	3,300	4,954	19,123	8,254	27,377	(2,862)	24,515	13,471
1045 on the Park Apartments Homes	Mid Rise	Jul 2013	Atlanta, GA	2012	30	2,793	6,662	268	2,793	6,930	9,723	(843)	8,880	5,868
1582 First Avenue	High Rise	Mar 2005	New York, NY	1900	17	4,281	752	453	4,281	1,205	5,486	(434)	5,052	2,365
21 Fitzsimons	Mid-Rise	Aug 2014	Aurora, CO	2008	600	12,864	104,720	4,291	12,864	109,011	121,875	(9,021)	112,854	48,081
234 East 88th Street	Mid-Rise	Jan 2014	New York, NY	1900	20	2,448	4,449	655	2,448	5,104	7,552	(606)	6,946	3,366
236-238 East 88th Street	High Rise	Jan 2004	New York, NY	1900	43	8,820	2,914	1,820	8,820	4,734	13,554	(1,679)	11,875	11,359
237-239 Ninth Avenue	High Rise	Mar 2005	New York, NY	1900	36	8,495	1,866	3,146	8,495	5,012	13,507	(2,016)	11,491	5,778
240 West 73rd Street, LLC	High Rise	Sep 2004	New York, NY	1900	200	68,109	12,140	11,172	68,109	23,312	91,421	(8,242)	83,179	—
2900 on First Apartments	Mid Rise	Oct 2008	Seattle, WA	1989	135	19,070	17,518	32,524	19,070	50,042	69,112	(16,740)	52,372	14,482
306 East 89th Street	High Rise	Jul 2004	New York, NY	1930	20	2,680	1,006	831	2,680	1,837	4,517	(622)	3,895	1,929
311 & 313 East 73rd Street	Mid Rise	Mar 2003	New York, NY	1904	34	5,678	1,609	433	5,678	2,042	7,720	(1,287)	6,433	4,077
322-324 East 61st Street	High Rise	Mar 2005	New York, NY	1900	40	6,372	2,224	1,304	6,372	3,528	9,900	(1,545)	8,355	3,548
3400 Avenue of the Arts	Mid Rise	Mar 2002	Costa Mesa, CA	1987	770	57,241	65,506	75,644	57,241	141,150	198,391	(80,828)	117,563	152,000
452 East 78th Street	High Rise	Jan 2004	New York, NY	1900	12	1,982	608	447	1,982	1,055	3,037	(400)	2,637	2,655
464-466 Amsterdam & 200-210 W. 83rd Street	Mid Rise	Feb 2007	New York, NY	1910	71	25,553	7,101	5,413	25,553	12,514	38,067	(5,344)	32,723	19,679
510 East 88th Street	High Rise	Jan 2004	New York, NY	1900	20	3,163	1,002	584	3,163	1,586	4,749	(490)	4,259	2,845
514-516 East 88th Street	High Rise	Mar 2005	New York, NY	1900	36	6,282	2,168	1,214	6,282	3,382	9,664	(1,370)	8,294	3,846
518 East 88th Street	Mid-Rise	Jan 2014	New York, NY	1900	20	2,233	4,315	478	2,233	4,793	7,026	(616)	6,410	2,916
707 Leahy	Garden	Apr 2007	Redwood City, CA	1973	110	15,444	7,909	5,551	15,444	13,460	28,904	(6,408)	22,496	9,112
865 Bellevue	Garden	Jul 2000	Nashville, TN	1972	326	3,562	12,037	25,750	3,562	37,787	41,349	(24,013)	17,336	17,192
Axiom Apartment Homes	Mid Rise	Apr 2015	Cambridge, MA	2015	115	—	63,612	1,025	—	64,637	64,637	(3,941)	60,696	34,351
Bank Lofts	High Rise	Apr 2001	Denver, CO	1920	125	3,525	9,045	3,723	3,525	12,768	16,293	(6,411)	9,882	10,957
Bay Parc Plaza	High Rise	Sep 2004	Miami, FL	2000	471	22,680	41,847	12,305	22,680	54,152	76,832	(16,466)	60,366	43,631
Bay Ridge at Nashua	Garden	Jan 2003	Nashua, NH	1984	412	3,262	40,713	7,857	3,262	48,570	51,832	(20,124)	31,708	29,311
Bayberry Hill Estates	Garden	Aug 2002	Framingham, MA	1971	424	19,944	35,945	13,657	19,944	49,602	69,546	(22,871)	46,675	31,399
Bluffs at Pacifica, The	Garden	Oct 2006	Pacifica, CA	1963	64	8,108	4,132	19,221	8,108	23,353	31,461	(10,876)	20,585	—
Boston Lofts	High Rise	Apr 2001	Denver, CO	1890	158	3,446	20,589	5,559	3,446	26,148	29,594	(13,350)	16,244	16,007
Boulder Creek	Garden	Jul 1994	Boulder, CO	1973	221	754	7,730	20,110	754	27,840	28,594	(17,518)	11,076	5,547
Broadcast Center	Garden	Mar 2002	Los Angeles, CA	1990	279	29,407	41,244	22,509	29,407	63,753	93,160	(30,936)	62,224	56,679
Broadway Lofts	High Rise	Sep 2012	San Diego, CA	1909	84	5,367	14,442	2,522	5,367	16,964	22,331	(2,632)	19,699	9,052
Burke Shire Commons	Garden	Mar 2001	Burke, VA	1986	360	4,867	23,617	15,259	4,867	38,876	43,743	(19,677)	24,066	39,639
Calhoun Beach Club	High Rise	Dec 1998	Minneapolis, MN	1928	332	11,708	73,334	56,061	11,708	129,395	141,103	(71,570)	69,533	44,200
Canyon Terrace	Garden	Mar 2002	Saugus, CA	1984	130	7,508	6,601	5,795	7,508	12,396	19,904	(7,207)	12,697	9,502
Cedar Rim	Garden	Apr 2000	Newcastle, WA	1980	104	761	5,218	12,754	761	17,972	18,733	(14,512)	4,221	7,117
Charlesbank Apartment Homes	Mid Rise	Sep 2013	Watertown, MA	2012	44	3,399	11,726	398	3,399	12,124	15,523	(1,416)	14,107	8,055
Chestnut Hall	High Rise	Oct 2006	Philadelphia, PA	1923	315	12,338	14,299	7,938	12,338	22,237	34,575	(10,247)	24,328	38,205
Chestnut Hill Village	Garden	Apr 2000	Philadelphia, PA	1963	821	6,469	49,316	40,437	6,469	89,753	96,222	(55,446)	40,776	75,000
Chimneys of Cradle Rock	Garden	Jun 2004	Columbia, MD	1979	198	2,040	8,108	706	2,040	8,814	10,854	(3,329)	7,525	15,329

								(2)
		(1)				Initial Cost		Cost Capitalized	December 31, 2016
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Columbus Avenue	Mid Rise	Sep 2003	New York, NY	1880	59	35,527	9,450	5,707	35,527	15,157	50,684	(8,737)	41,947	26,327
Creekside	Garden	Jan 2000	Denver, CO	1974	328	3,189	12,698	5,986	3,189	18,684	21,873	(12,157)	9,716	11,802
Crescent at West Hollywood, The	Mid Rise	Mar 2002	West Hollywood, CA	1985	130	15,765	10,215	10,872	15,765	21,087	36,852	(14,386)	22,466	—
Eastpointe	Garden	Dec 2014	Boulder, CO	1970	140	15,300	2,705	1,868	15,300	4,573	19,873	(201)	19,672	—
Elm Creek	Mid Rise	Dec 1997	Elmhurst, IL	1987	400	5,910	30,830	29,140	5,910	59,970	65,880	(28,201)	37,679	—
Evanston Place	High Rise	Dec 1997	Evanston, IL	1990	190	3,232	25,546	12,484	3,232	38,030	41,262	(17,136)	24,126	19,659
Farmingdale	Mid Rise	Oct 2000	Darien, IL	1975	240	11,763	15,174	8,408	11,763	23,582	35,345	(11,117)	24,228	14,397
Flamingo Towers	High Rise	Sep 1997	Miami Beach, FL	1960	1,268	32,427	48,808	288,908	32,427	337,716	370,143	(148,984)	221,159	107,457
Four Quarters Habitat	Garden	Jan 2006	Miami, FL	1976	336	2,379	17,199	22,966	2,379	40,165	42,544	(22,762)	19,782	5,742
Foxchase	Garden	Dec 1997	Alexandria, VA	1940	2,113	15,496	96,062	40,988	15,496	137,050	152,546	(75,841)	76,705	233,383
Georgetown	Garden	Aug 2002	Framingham, MA	1964	207	12,351	13,168	3,249	12,351	16,417	28,768	(7,366)	21,402	6,867
Georgetown II	Mid Rise	Aug 2002	Framingham, MA	1958	72	4,577	4,057	1,454	4,577	5,511	10,088	(2,821)	7,267	2,301
Heritage Park Escondido	Garden	Oct 2000	Escondido, CA	1986	196	1,055	7,565	2,095	1,055	9,660	10,715	(6,404)	4,311	6,610
Heritage Park Livermore	Garden	Oct 2000	Livermore, CA	1988	167	—	10,209	1,640	—	11,849	11,849	(7,426)	4,423	6,838
Heritage Village Anaheim	Garden	Oct 2000	Anaheim, CA	1986	196	1,832	8,541	1,810	1,832	10,351	12,183	(6,401)	5,782	8,024
Hidden Cove	Garden	Jul 1998	Escondido, CA	1983	334	3,043	17,616	10,783	3,043	28,399	31,442	(14,933)	16,509	34,563
Hidden Cove II	Garden	Jul 2007	Escondido, CA	1986	118	12,849	6,530	7,109	12,849	13,639	26,488	(7,600)	18,888	14,005
Hillcreste	Garden	Mar 2002	Century City, CA	1989	315	35,862	47,216	12,798	35,862	60,014	95,876	(26,435)	69,441	66,372
Hillmeade	Garden	Nov 1994	Nashville, TN	1986	288	2,872	16,070	16,535	2,872	32,605	35,477	(17,769)	17,708	15,891
Horizons West Apartments	Mid Rise	Dec 2006	Pacifica, CA	1970	78	8,887	6,377	2,279	8,887	8,656	17,543	(3,902)	13,641	14,319
Hunt Club	Garden	Sep 2000	Gaithersburg, MD	1986	336	17,859	13,149	11,954	17,859	25,103	42,962	(13,256)	29,706	—
Hunter's Chase	Garden	Jan 2001	Midlothian, VA	1985	320	7,935	7,915	2,743	7,935	10,658	18,593	(4,909)	13,684	14,347
Hunters Glen	Garden	Oct 1999	Plainsboro, NJ	1976	896	8,778	47,259	38,780	8,778	86,039	94,817	(64,072)	30,745	61,073
Hyde Park Tower	High Rise	Oct 2004	Chicago, IL	1990	155	4,731	14,927	10,782	4,731	25,709	30,440	(6,459)	23,981	13,219
Indian Oaks	Garden	Mar 2002	Simi Valley, CA	1986	254	24,523	15,801	5,819	24,523	21,620	46,143	(11,010)	35,133	—
Indigo	Garden	Aug 2016	Redwood City, CA	2016	463	26,944	296,104	481	26,944	296,585	323,529	(3,889)	319,640	144,294
Island Club	Garden	Oct 2000	Oceanside, CA	1986	592	18,027	28,654	15,868	18,027	44,522	62,549	(27,851)	34,698	57,691
Key Towers	High Rise	Apr 2001	Alexandria, VA	1964	140	1,526	7,050	6,647	1,526	13,697	15,223	(10,176)	5,047	9,748
Lakeside	Garden	Oct 1999	Lisle, IL	1972	568	5,840	27,937	24,090	5,840	52,027	57,867	(33,575)	24,292	26,288
Latrobe	High Rise	Jan 2003	Washington, DC	1980	175	3,459	9,103	13,142	3,459	22,245	25,704	(14,555)	11,149	27,923
Lincoln Place (4)	Garden	Oct 2004	Venice, CA	1951	795	128,332	10,439	332,696	44,197	343,135	387,332	(68,663)	318,669	194,280
Lodge at Chattahoochee, The	Garden	Oct 1999	Sandy Springs, GA	1970	312	2,335	16,370	17,039	2,335	33,409	35,744	(21,211)	14,533	20,163
Malibu Canyon	Garden	Mar 2002	Calabasas, CA	1986	698	69,834	53,438	24,778	69,834	78,216	148,050	(38,744)	109,306	109,803
Maple Bay	Garden	Dec 1999	Virginia Beach, VA	1971	414	2,597	16,141	23,069	2,597	39,210	41,807	(26,882)	14,925	—
Mariner's Cove	Garden	Mar 2002	San Diego, CA	1984	500	—	66,861	7,572	—	74,433	74,433	(34,371)	40,062	—
Meadow Creek	Garden	Jul 1994	Boulder, CO	1968	332	1,435	24,533	5,785	1,435	30,318	31,753	(16,363)	15,390	41,984
Merrill House	High Rise	Jan 2000	Falls Church, VA	1964	159	1,836	10,831	7,621	1,836	18,452	20,288	(9,840)	10,448	17,584
Mezzo	High Rise	Mar 2015	Atlanta, GA	2008	94	4,292	34,178	664	4,292	34,842	39,134	(2,723)	36,411	24,490
Monterey Grove	Garden	Jun 2008	San Jose, CA	1999	224	34,325	21,939	5,732	34,325	27,671	61,996	(10,254)	51,742	—
Ocean House on Prospect	Mid Rise	Apr 2013	La Jolla, CA	1970	53	12,528	18,805	14,788	12,528	33,593	46,121	(2,597)	43,524	13,621
One Canal	High Rise	Sep 2013	Boston, MA	2016	310	—	15,873	176,087	—	191,960	191,960	(4,269)	187,691	110,085
Pacific Bay Vistas (4)	Garden	Mar 2001	San Bruno, CA	1987	308	28,694	62,460	36,905	23,354	99,365	122,719	(21,682)	101,037	69,547
Pacifica Park	Garden	Jul 2006	Pacifica, CA	1977	104	12,970	6,579	7,496	12,970	14,075	27,045	(4,894)	22,151	11,447
Palazzo at Park La Brea, The	Mid Rise	Feb 2004	Los Angeles, CA	2002	521	48,362	125,464	31,959	48,362	157,423	205,785	(65,393)	140,392	170,000
Palazzo East at Park La Brea, The	Mid Rise	Mar 2005	Los Angeles, CA	2005	611	72,578	136,503	15,257	72,578	151,760	224,338	(61,449)	162,889	114,524
Park Towne Place	High Rise	Apr 2000	Philadelphia, PA	1959	948	10,472	47,301	272,057	10,472	319,358	329,830	(73,876)	255,954	—
Parkway	Garden	Mar 2000	Willamsburg, VA	1971	148	386	2,834	2,748	386	5,582	5,968	(3,504)	2,464	—
Pathfinder Village	Garden	Jan 2006	Fremont, CA	1973	246	19,595	14,838	12,323	19,595	27,161	46,756	(12,248)	34,508	38,889

								(2)
		(1)				Initial Cost		Cost Capitalized	December 31, 2016
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Peachtree Park	Garden	Jan 1996	Atlanta, GA	1969	303	4,684	11,713	12,683	4,684	24,396	29,080	(14,558)	14,522	1,708
Plantation Gardens	Garden	Oct 1999	Plantation, FL	1971	372	3,773	19,443	20,944	3,773	40,387	44,160	(23,226)	20,934	21,245
Post Ridge	Garden	Jul 2000	Nashville, TN	1972	150	1,883	6,712	4,741	1,883	11,453	13,336	(7,617)	5,719	5,346
Preserve at Marin	Mid Rise	Aug 2011	Corte Madera, CA	1964	126	18,179	30,132	81,591	18,179	111,723	129,902	(13,604)	116,298	37,772
Ravensworth Towers	High Rise	Jun 2004	Annandale, VA	1974	219	3,455	17,157	3,426	3,455	20,583	24,038	(13,074)	10,964	21,213
Reflections	Garden	Sep 2000	Virginia Beach, VA	1987	480	15,988	13,684	4,769	15,988	18,453	34,441	(9,995)	24,446	28,798
River Club,The	Garden	Apr 2005	Edgewater, NJ	1998	266	30,579	30,638	5,792	30,579	36,430	67,009	(14,132)	52,877	—
Riverloft	High Rise	Oct 1999	Philadelphia, PA	1910	184	2,120	11,286	29,712	2,120	40,998	43,118	(19,777)	23,341	10,981
Rosewood	Garden	Mar 2002	Camarillo, CA	1976	152	12,430	8,060	3,784	12,430	11,844	24,274	(5,878)	18,396	16,405
Royal Crest Estates	Garden	Aug 2002	Warwick, RI	1972	492	22,433	24,095	3,925	22,433	28,020	50,453	(18,004)	32,449	34,008
Royal Crest Estates	Garden	Aug 2002	Nashua, NH	1970	902	68,230	45,562	11,363	68,230	56,925	125,155	(36,660)	88,495	29,106
Royal Crest Estates	Garden	Aug 2002	Marlborough, MA	1970	473	25,178	28,786	9,324	25,178	38,110	63,288	(22,450)	40,838	31,533
Royal Crest Estates	Garden	Aug 2002	North Andover, MA	1970	588	51,292	36,808	22,813	51,292	59,621	110,913	(30,114)	80,799	43,098
Savannah Trace	Garden	Mar 2001	Shaumburg, IL	1986	368	13,960	20,731	9,061	13,960	29,792	43,752	(14,790)	28,962	23,685
Saybrook Pointe	Garden	Dec 2014	San Jose, CA	1995	324	32,842	84,457	8,106	32,842	92,563	125,405	(5,927)	119,478	64,709
Scotchollow	Garden	Jan 2006	San Mateo, CA	1971	418	49,475	17,756	13,323	49,475	31,079	80,554	(15,120)	65,434	74,309
Shenandoah Crossing	Garden	Sep 2000	Fairfax, VA	1984	640	18,200	57,198	22,028	18,200	79,226	97,426	(48,157)	49,269	—
Springwoods at Lake Ridge	Garden	Jul 2002	Woodbridge, VA	1984	180	5,587	7,284	2,897	5,587	10,181	15,768	(3,705)	12,063	—
Steeplechase	Garden	Sep 2000	Largo, MD	1986	240	3,675	16,111	6,324	3,675	22,435	26,110	(11,814)	14,296	—
Sterling Apartment Homes, The	Garden	Oct 1999	Philadelphia, PA	1961	534	8,871	55,365	105,461	8,871	160,826	169,697	(58,654)	111,043	68,370
Stone Creek Club	Garden	Sep 2000	Germantown, MD	1984	240	13,593	9,347	7,086	13,593	16,433	30,026	(11,230)	18,796	—
Timbers at Long Reach Apartment Homes	Garden	Apr 2005	Columbia, MD	1979	178	2,430	12,181	889	2,430	13,070	15,500	(7,023)	8,477	12,658
Towers Of Westchester Park, The	High Rise	Jan 2006	College Park, MD	1972	303	15,198	22,029	12,536	15,198	34,565	49,763	(15,849)	33,914	24,409
Township At Highlands	Town Home	Nov 1996	Centennial, CO	1985	161	1,536	9,773	6,924	1,536	16,697	18,233	(10,655)	7,578	—
Tremont	Mid Rise	Dec 2014	Atlanta, GA	2009	78	5,274	18,011	2,083	5,274	20,094	25,368	(1,432)	23,936	—
Twin Lake Towers	High Rise	Oct 1999	Westmont, IL	1969	399	3,268	18,763	38,918	3,268	57,681	60,949	(43,261)	17,688	30,497
Vantage Pointe	Mid Rise	Aug 2002	Swampscott, MA	1987	96	4,748	10,089	1,551	4,748	11,640	16,388	(4,507)	11,881	3,990
Villa Del Sol	Garden	Mar 2002	Norwalk, CA	1972	120	7,476	4,861	2,994	7,476	7,855	15,331	(4,194)	11,137	11,031
Villas at Park La Brea, The	Garden	Mar 2002	Los Angeles, CA	2002	250	8,630	48,871	6,772	8,630	55,643	64,273	(26,338)	37,935	16,934
Villas of Pasadena	Mid Rise	Jan 2006	Pasadena, CA	1973	92	9,693	6,818	3,433	9,693	10,251	19,944	(3,770)	16,174	9,500
Vivo	High Rise	Jun 2015	Cambridge, MA	2015	91	6,450	35,974	3,758	6,450	39,732	46,182	(3,055)	43,127	21,307
Waterford Village	Garden	Aug 2002	Bridgewater, MA	1971	588	29,110	28,101	3,379	29,110	31,480	60,590	(22,898)	37,692	36,731
Waterways Village	Garden	Jun 1997	Aventura, FL	1994	180	4,504	11,064	9,287	4,504	20,351	24,855	(9,627)	15,228	13,705
Waverly Apartments	Garden	Aug 2008	Brighton, MA	1970	103	7,920	11,347	3,801	7,920	15,148	23,068	(5,121)	17,947	12,012
Wexford Village	Garden	Aug 2002	Worcester, MA	1974	264	6,349	17,939	2,052	6,349	19,991	26,340	(11,554)	14,786	8,339
Willow Bend	Garden	May 1998	Rolling Meadows, IL	1969	328	2,717	15,437	24,761	2,717	40,198	42,915	(27,901)	15,014	17,668
Windrift	Garden	Mar 2001	Oceanside, CA	1987	404	24,960	17,590	18,132	24,960	35,722	60,682	(21,560)	39,122	40,270
Windsor Park	Garden	Mar 2001	Woodbridge, VA	1987	220	4,279	15,970	5,859	4,279	21,829	26,108	(11,668)	14,440	17,676
Woods Of Williamsburg	Garden	Jan 2006	Williamsburg, VA	1976	125	798	3,657	1,109	798	4,766	5,564	(3,974)	1,590	—
Yacht Club at Brickell	High Rise	Dec 2003	Miami, FL	1998	357	31,362	32,214	11,405	31,362	43,619	74,981	(14,449)	60,532	46,330
Yorktown Apartments	High Rise	Dec 1999	Lombard, IL	1971	364	3,055	18,162	42,748	3,055	60,910	63,965	(22,524)	41,441	29,686
Total Conventional Apartment Communities					37,780	1,832,184	3,248,631	2,648,691	1,742,709	5,897,322	7,640,031	(2,295,387)	5,344,644	3,574,411

Affordable Apartment Communities:
All Hallows	Garden	Jan 2006	San Francisco, CA	1976	157	1,338	29,770	21,406	1,338	51,176	52,514	(31,279)	21,235	21,839
Arvada House	High Rise	Nov 2004	Arvada, CO	1977	88	405	3,314	2,415	405	5,729	6,134	(2,899)	3,235	3,859
Bayview	Garden	Jun 2005	San Francisco, CA	1976	146	582	15,265	18,327	582	33,592	34,174	(22,292)	11,882	11,291
Beacon Hill	High Rise	Mar 2002	Hillsdale, MI	1980	198	1,094	7,044	6,148	1,094	13,192	14,286	(6,925)	7,361	6,648

								(2)
		(1)				Initial Cost		Cost Capitalized	December 31, 2016
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Biltmore Towers	High Rise	Mar 2002	Dayton, OH	1980	230	1,814	6,411	13,459	1,814	19,870	21,684	(13,254)	8,430	9,981
Butternut Creek	Mid Rise	Jan 2006	Charlotte, MI	1980	100	505	3,617	4,028	505	7,645	8,150	(6,134)	2,016	4,044
Carriage House	Mid Rise	Dec 2006	Petersburg, VA	1885	118	716	2,886	4,298	716	7,184	7,900	(4,263)	3,637	1,801
City Line	Garden	Mar 2002	Newport News, VA	1976	200	500	2,014	8,150	500	10,164	10,664	(5,369)	5,295	4,214
Copperwood I Apartments	Garden	Apr 2006	The Woodlands, TX	1980	150	383	8,373	5,969	383	14,342	14,725	(12,522)	2,203	5,066
Copperwood II Apartments	Garden	Oct 2005	The Woodlands, TX	1981	150	459	5,553	3,745	459	9,298	9,757	(5,780)	3,977	5,227
Country Club Heights	Garden	Mar 2004	Quincy, IL	1976	200	676	5,715	5,178	676	10,893	11,569	(6,518)	5,051	5,365
Crevenna Oaks	Town Home	Jan 2006	Burke, VA	1979	50	—	5,203	486	—	5,689	5,689	(3,422)	2,267	2,320
Fountain Place	Mid Rise	Jan 2006	Connersville, IN	1980	102	378	2,091	3,238	378	5,329	5,707	(2,386)	3,321	869
Hopkins Village	Mid Rise	Sep 2003	Baltimore, MD	1979	165	549	5,973	3,896	549	9,869	10,418	(4,897)	5,521	9,100
Ingram Square	Garden	Jan 2006	San Antonio, TX	1980	120	800	3,136	5,961	800	9,097	9,897	(6,009)	3,888	3,120
Kirkwood House	High Rise	Sep 2004	Baltimore, MD	1979	261	1,337	9,358	9,161	1,337	18,519	19,856	(9,502)	10,354	16,000
La Salle	Garden	Oct 2000	San Francisco, CA	1976	145	1,866	19,567	18,188	1,866	37,755	39,621	(27,002)	12,619	17,293
La Vista	Garden	Jan 2006	Concord, CA	1981	75	581	4,449	4,694	581	9,143	9,724	(4,271)	5,453	4,839
Loring Towers	High Rise	Oct 2002	Minneapolis, MN	1975	230	886	7,445	8,508	886	15,953	16,839	(8,418)	8,421	9,407
Loring Towers Apartments	High Rise	Sep 2003	Salem, MA	1973	250	187	14,050	8,162	187	22,212	22,399	(11,245)	11,154	9,725
New Baltimore	Mid Rise	Mar 2002	New Baltimore, MI	1980	101	896	2,360	5,419	896	7,779	8,675	(4,685)	3,990	1,936
Northpoint	Garden	Jan 2000	Chicago, IL	1921	304	2,510	14,334	15,960	2,510	30,294	32,804	(22,496)	10,308	17,382
Panorama Park	Garden	Mar 2002	Bakersfield, CA	1982	66	521	5,520	1,245	521	6,765	7,286	(3,904)	3,382	1,678
Park Place	Mid Rise	Jun 2005	St Louis, MO	1977	242	705	6,327	8,333	705	14,660	15,365	(11,235)	4,130	8,301
Parkways, The	Garden	Jun 2004	Chicago, IL	1925	446	3,426	23,257	21,981	3,426	45,238	48,664	(27,276)	21,388	15,951
Pleasant Hills	Garden	Apr 2005	Austin, TX	1982	100	1,229	2,631	4,112	1,229	6,743	7,972	(4,194)	3,778	2,899
Plummer Village	Mid Rise	Mar 2002	North Hills, CA	1983	75	666	2,647	1,349	666	3,996	4,662	(2,863)	1,799	2,282
Riverwoods	High Rise	Jan 2006	Kankakee, IL	1983	125	598	4,931	3,675	598	8,606	9,204	(4,041)	5,163	3,453
Round Barn Manor	Garden	Mar 2002	Champaign, IL	1979	156	810	5,134	6,171	810	11,305	12,115	(4,736)	7,379	3,999
San Jose Apartments	Garden	Sep 2005	San Antonio, TX	1970	220	234	5,770	12,782	234	18,552	18,786	(10,962)	7,824	4,259
San Juan Del Centro	Mid Rise	Sep 2005	Boulder, CO	1971	150	439	7,110	13,218	439	20,328	20,767	(11,721)	9,046	11,553
Shoreview	Garden	Oct 1999	San Francisco, CA	1976	156	1,476	19,071	20,034	1,476	39,105	40,581	(28,570)	12,011	18,716
South Bay Villa	Garden	Mar 2002	Los Angeles, CA	1981	80	1,352	2,770	3,759	1,352	6,529	7,881	(5,456)	2,425	2,689
St. George Villas	Garden	Jan 2006	St. George, SC	1984	40	107	1,025	393	107	1,418	1,525	(1,178)	347	357
Summit Oaks	Town Home	Jan 2006	Burke, VA	1980	50	—	5,311	506	—	5,817	5,817	(3,308)	2,509	2,302
Tamarac Pines Apartments I	Garden	Nov 2004	Woodlands, TX	1980	144	363	2,775	3,643	363	6,418	6,781	(3,872)	2,909	3,591
Tamarac Pines Apartments II	Garden	Nov 2004	Woodlands, TX	1980	156	266	3,195	4,145	266	7,340	7,606	(4,397)	3,209	3,890
Terry Manor	Mid Rise	Oct 2005	Los Angeles, CA	1977	170	1,997	5,848	5,361	1,997	11,209	13,206	(8,893)	4,313	6,111
Tompkins Terrace	Garden	Oct 2002	Beacon, NY	1974	193	872	6,827	14,478	872	21,305	22,177	(11,354)	10,823	6,470
University Square	High Rise	Mar 2005	Philadelphia, PA	1978	442	702	12,201	13,049	702	25,250	25,952	(9,785)	16,167	—
Van Nuys Apartments	High Rise	Mar 2002	Los Angeles, CA	1981	299	3,576	21,226	23,576	3,576	44,802	48,378	(21,151)	27,227	23,851
Wah Luck House	High Rise	Jan 2006	Washington, DC	1982	153	—	7,772	472	—	8,244	8,244	(2,976)	5,268	4,715
Walnut Hills	High Rise	Jan 2006	Cincinnati, OH	1983	198	820	5,608	5,720	820	11,328	12,148	(6,186)	5,962	5,048
Washington Square West	Mid Rise	Sep 2004	Philadelphia, PA	1982	132	582	11,169	5,448	582	16,617	17,199	(11,617)	5,582	3,389
Whitefield Place	Garden	Apr 2005	San Antonio, TX	1980	80	219	3,151	2,336	219	5,487	5,706	(3,344)	2,362	1,981
Winter Gardens	High Rise	Mar 2004	St Louis, MO	1920	112	300	3,072	4,773	300	7,845	8,145	(2,946)	5,199	3,237
Woodland Hills	Garden	Oct 2005	Jackson, MI	1980	125	320	3,875	4,113	327	7,989	8,316	(4,955)	3,361	3,188
Total Affordable Apartment Communities					7,650	40,042	356,151	361,468	40,049	717,620	757,669	(432,488)	325,181	315,236
Other (5)					—	76,034	10,474	1,958	76,034	12,432	88,466	(2,883)	85,583	—
Total					45,430	$1,948,260	$3,615,256	$3,012,117	$1,858,792	$6,627,374	$8,486,166	$(2,730,758)	$5,755,408	$3,889,647

								(2)
		(1)				Initial Cost		Cost Capitalized	December 31, 2016
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

(1) Date we acquired the apartment community or first consolidated the partnership which owns the apartment community.
(2) Costs capitalized subsequent to consolidation includes costs capitalized since acquisition or date of initial consolidation of the partnership/apartment community.
(3) The aggregate cost of land and depreciable property for federal income tax purposes was approximately $3.7 billion at December 31, 2016.
(4) The current carrying value of the apartment community reflects an impairment loss recognized during prior periods.
(5) Other includes land parcels and certain non-residential properties held for future development.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2016, 2015 and 2014
(In Thousands)

	2016	2015	2014
Real Estate Balance at beginning of year	$8,307,483	$8,144,958	$8,214,081
Additions during the year:
Acquisitions	333,174	147,077	379,187
Capital additions	338,606	362,948	367,454
Casualty and other write-offs (1)	(166,703)	(79,561)	(111,068)
Amounts related to assets held for sale	(2,801)	(7,036)	(38,744)
Sales	(323,593)	(260,903)	(665,952)
Balance at end of year	$8,486,166	$8,307,483	$8,144,958
Accumulated Depreciation Balance at beginning of year	$2,778,022	$2,672,179	$2,822,872
Additions during the year:
Depreciation	312,365	285,514	265,060
Deductions during the year:
Casualty and other write-offs (1)	(163,009)	(78,838)	(106,802)
Amounts related to assets held for sale	(1,525)	(4,427)	(12,304)
Sales	(195,095)	(96,406)	(296,647)
Balance at end of year	$2,730,758	$2,778,022	$2,672,179

(1)	Includes the write-off of fully depreciated assets totaling $161.6 million, $76.9 million and $106.3 million, during the years ended December 31, 2016, 2015 and 2014, respectively.