Form 10-Q
period 2017-03-31
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2017-05-05
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Apartment Investment and Management Company:
Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act. ☐

AIMCO Properties, L.P.:
Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Apartment Investment and Management Company: Yes	☐	No	☒	AIMCO Properties, L.P.: Yes	☐	No	☒

_______________________________________________________
The number of shares of Apartment Investment and Management Company
Class A Common Stock outstanding as of May 3, 2017: 157,022,248
The number of Partnership Common Units outstanding as of May 3, 2017: 164,536,351

EXPLANATORY NOTE
This filing combines the reports on Form 10-Q for the quarterly period ended March 31, 2017, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean, collectively, Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of, and as of March 31, 2017, owned a 95.4% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 4.6% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Buildings and improvements	$6,181,617	$6,106,298
Land	1,824,672	1,824,819
Total real estate	8,006,289	7,931,117
Accumulated depreciation	(2,496,667)	(2,421,357)
Net real estate	5,509,622	5,509,760
Cash and cash equivalents	45,876	45,821
Restricted cash	42,604	36,405
Other assets	246,066	292,989
Assets of partnerships served by Asset Management business:
Real estate, net	235,549	245,648
Cash and cash equivalents	19,198	15,423
Restricted cash	30,945	33,501
Other assets	57,580	53,271
Total assets	$6,187,440	$6,232,818

LIABILITIES AND EQUITY
Non-recourse property debt secured by Real Estate communities, net	$3,670,454	$3,630,276
Revolving credit facility borrowings	69,700	17,930
Total indebtedness associated with Real Estate portfolio	3,740,154	3,648,206
Accrued liabilities and other	202,929	223,137
Liabilities of partnerships served by Asset Management business:
Non-recourse property debt, net	230,882	236,426
Accrued liabilities and other	58,624	58,430
Deferred income	16,868	18,452
Total liabilities	4,249,457	4,184,651
Preferred noncontrolling interests in Aimco Operating Partnership	101,606	103,201
Commitments and contingencies (Note 4)
Equity:
Perpetual Preferred Stock	125,000	125,000
Common Stock, $0.01 par value, 500,787,260 shares authorized, 157,022,248 and 156,888,381 shares issued/outstanding at March 31, 2017 and December 31, 2016, respectively	1,570	1,569
Additional paid-in capital	4,051,645	4,051,722
Accumulated other comprehensive (loss) income	(118)	1,011
Distributions in excess of earnings	(2,489,961)	(2,385,399)
Total Aimco equity	1,688,136	1,793,903
Noncontrolling interests in consolidated real estate partnerships	153,242	151,121
Common noncontrolling interests in Aimco Operating Partnership	(5,001)	(58)
Total equity	1,836,377	1,944,966
Total liabilities and equity	$6,187,440	$6,232,818

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
REVENUES
Rental and other property revenues attributable to Real Estate	$225,228	$222,573
Rental and other property revenues of partnerships served by Asset Management business	18,562	18,908
Tax credit and transaction revenues	2,691	4,758
Total revenues	246,481	246,239

OPERATING EXPENSES
Property operating expenses attributable to Real Estate	79,626	79,431
Property operating expenses of partnerships served by Asset Management business	8,694	8,966
Investment management expenses	784	975
Depreciation and amortization	87,168	79,828
General and administrative expenses	10,682	11,935
Other expenses, net	1,738	1,570
Total operating expenses	188,692	182,705
Operating income	57,789	63,534
Interest income	2,192	1,835
Interest expense	(47,882)	(47,634)
Other, net	465	77
Income before income taxes and gain on dispositions	12,564	17,812
Income tax benefit	4,985	5,886
Income before gain on dispositions	17,549	23,698
Gain (loss) on dispositions of real estate, inclusive of tax	(394)	6,187
Net income	17,155	29,885
Noncontrolling interests:
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(951)	(930)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,949)	(1,726)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(557)	(1,172)
Net income attributable to noncontrolling interests	(3,457)	(3,828)
Net income attributable to Aimco	13,698	26,057
Net income attributable to Aimco preferred stockholders	(2,148)	(2,757)
Net income attributable to participating securities	(59)	(77)
Net income attributable to Aimco common stockholders	$11,491	$23,223

Net income attributable to Aimco per common share – basic and diluted	$0.07	$0.15
Dividends declared per common share	$0.36	$0.33

Weighted average common shares outstanding – basic	156,259	155,791
Weighted average common shares outstanding – diluted	156,754	156,117

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$17,155	$29,885
Other comprehensive (loss) income:
Unrealized losses on interest rate swaps	(10)	(674)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	386	420
Unrealized (losses) gains on investments in debt securities classified as available-for-sale	(1,501)	6,183
Other comprehensive (loss) income	(1,125)	5,929
Comprehensive income	16,030	35,814
Comprehensive income attributable to noncontrolling interests	(3,460)	(4,148)
Comprehensive income attributable to Aimco	$12,570	$31,666

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,155	$29,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,168	79,828
Gain (loss) on dispositions of real estate, inclusive of tax	394	(6,187)
Other adjustments	(3,741)	(8,749)
Net changes in operating assets and operating liabilities	(32,460)	(20,824)
Net cash provided by operating activities	68,516	73,953
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(4,995)	(2,275)
Capital expenditures	(82,151)	(79,576)
Proceeds from dispositions of real estate	2,179	9,601
Purchases of corporate assets	(2,810)	(1,764)
Change in restricted cash	1,445	3,234
Other investing activities	94	5,209
Net cash used in investing activities	(86,238)	(65,571)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	68,535	7,766
Principal repayments on non-recourse property debt	(32,026)	(19,179)
Net borrowings on revolving credit facility	51,770	79,080
Payment of dividends to holders of Preferred Stock	(2,148)	(2,757)
Payment of dividends to holders of Common Stock	(56,328)	(51,523)
Payment of distributions to noncontrolling interests	(5,790)	(6,423)
Purchases and redemptions of noncontrolling interests	(4,628)	(1,867)
Other financing activities	2,167	186
Net cash provided by financing activities	21,552	5,283
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,830	13,665
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,244	50,789
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,074	$64,454

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Buildings and improvements	$6,181,617	$6,106,298
Land	1,824,672	1,824,819
Total real estate	8,006,289	7,931,117
Accumulated depreciation	(2,496,667)	(2,421,357)
Net real estate	5,509,622	5,509,760
Cash and cash equivalents	45,876	45,821
Restricted cash	42,604	36,405
Other assets	246,066	292,989
Assets of partnerships served by Asset Management business:
Real estate, net	235,549	245,648
Cash and cash equivalents	19,198	15,423
Restricted cash	30,945	33,501
Other assets	57,580	53,271
Total assets	$6,187,440	$6,232,818

LIABILITIES AND EQUITY
Non-recourse property debt secured by Real Estate communities, net	$3,670,454	$3,630,276
Revolving credit facility borrowings	69,700	17,930
Total indebtedness associated with Real Estate portfolio	3,740,154	3,648,206
Accrued liabilities and other	202,929	223,137
Liabilities of partnerships served by Asset Management business:
Non-recourse property debt, net	230,882	236,426
Accrued liabilities and other	58,624	58,430
Deferred income	16,868	18,452
Total liabilities	4,249,457	4,184,651
Redeemable preferred units	101,606	103,201
Commitments and contingencies (Note 4)
Partners’ Capital:
Preferred units	125,000	125,000
General Partner and Special Limited Partner	1,563,136	1,668,903
Limited Partners	(5,001)	(58)
Partners’ capital attributable to the Aimco Operating Partnership	1,683,135	1,793,845
Noncontrolling interests in consolidated real estate partnerships	153,242	151,121
Total partners’ capital	1,836,377	1,944,966
Total liabilities and partners’ capital	$6,187,440	$6,232,818

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
REVENUES
Rental and other property revenues attributable to Real Estate	$225,228	$222,573
Rental and other property revenues of partnerships served by Asset Management business	18,562	18,908
Tax credit and transaction revenues	2,691	4,758
Total revenues	246,481	246,239

OPERATING EXPENSES
Property operating expenses attributable to Real Estate	79,626	79,431
Property operating expenses of partnerships served by Asset Management business	8,694	8,966
Investment management expenses	784	975
Depreciation and amortization	87,168	79,828
General and administrative expenses	10,682	11,935
Other expenses, net	1,738	1,570
Total operating expenses	188,692	182,705
Operating income	57,789	63,534
Interest income	2,192	1,835
Interest expense	(47,882)	(47,634)
Other, net	465	77
Income before income taxes and gain on dispositions	12,564	17,812
Income tax benefit	4,985	5,886
Income before gain on dispositions	17,549	23,698
Gain (loss) on dispositions of real estate, inclusive of tax	(394)	6,187
Net income	17,155	29,885
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(951)	(930)
Net income attributable to the Aimco Operating Partnership	16,204	28,955
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(4,097)	(4,483)
Net income attributable to participating securities	(60)	(77)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$12,047	$24,395

Net income attributable to the Aimco Operating Partnership per common unit – basic and diluted	$0.07	$0.15
Distributions declared per common unit	$0.36	$0.33

Weighted average common units outstanding – basic	163,814	163,639
Weighted average common units outstanding – diluted	164,310	163,965

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$17,155	$29,885
Other comprehensive (loss) income:
Unrealized losses on interest rate swaps	(10)	(674)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	386	420
Unrealized (losses) gains on investments in debt securities classified as available-for-sale	(1,501)	6,183
Other comprehensive (loss) income	(1,125)	5,929
Comprehensive income	16,030	35,814
Comprehensive income attributable to noncontrolling interests	(1,009)	(969)
Comprehensive income attributable to the Aimco Operating Partnership	$15,021	$34,845

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,155	$29,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,168	79,828
Gain (loss) on dispositions of real estate, inclusive of tax	394	(6,187)
Other adjustments	(3,741)	(8,749)
Net changes in operating assets and operating liabilities	(32,460)	(20,824)
Net cash provided by operating activities	68,516	73,953
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(4,995)	(2,275)
Capital expenditures	(82,151)	(79,576)
Proceeds from dispositions of real estate	2,179	9,601
Purchases of corporate assets	(2,810)	(1,764)
Change in restricted cash	1,445	3,234
Other investing activities	94	5,209
Net cash used in investing activities	(86,238)	(65,571)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	68,535	7,766
Principal repayments on non-recourse property debt	(32,026)	(19,179)
Net borrowings on revolving credit facility	51,770	79,080
Payment of distributions to holders of Preferred Units	(4,097)	(4,483)
Payment of distributions to General Partner and Special Limited Partner	(56,328)	(51,523)
Payment of distributions to Limited Partners	(2,718)	(2,592)
Payment of distributions to noncontrolling interests	(1,123)	(2,105)
Other financing activities	(2,461)	(1,681)
Net cash provided by financing activities	21,552	5,283
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,830	13,665
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,244	50,789
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,074	$64,454

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 1 — Organization
Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. Aimco is a self-administered and self-managed real estate investment trust, or REIT. AIMCO Properties, L.P., or the Aimco Operating Partnership, is a Delaware limited partnership formed on May 16, 1994, to conduct our business, which is focused on the ownership, management, redevelopment and limited development of quality apartment communities located in the largest markets in the United States.
Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as OP Units. OP Units include common partnership units and high performance partnership units, which we refer to as common OP Units, as well as partnership preferred units, which we refer to as preferred OP Units. As of March 31, 2017, after eliminations for units held by consolidated subsidiaries, the Aimco Operating Partnership had 164,650,596 common partnership units and equivalents outstanding. As of March 31, 2017, Aimco owned 157,022,248 of the common partnership units (95.4% of the common partnership units and equivalents) of the Aimco Operating Partnership and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of March 31, 2017, we owned an equity interest in 141 apartment communities with 39,173 apartment homes that comprised our real estate portfolio. Our Real Estate portfolio, which comprises our reportable segment, is diversified by both price point and geography and consists primarily of market rate apartment communities in which we own a substantial interest. We consolidated 137 of these apartment communities with 39,031 apartment homes.
As of March 31, 2017, we also owned nominal ownership positions in partnerships holding 47 low-income housing tax credit apartment communities with 7,098 apartment homes. We provide services to these partnerships and receive fees and other payments in return. Our relationship with these partnerships is different than real estate ownership and is better described as an asset management business, or Asset Management. In accordance with accounting principles generally accepted in the United States of America, or GAAP, we are required to consolidate most of the partnerships and 40 of the apartment communities with 6,411 apartment homes.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
The balance sheets of Aimco and the Aimco Operating Partnership at December 31, 2016, have been derived from their respective audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2016. Except where indicated, the footnotes refer to both Aimco and the Aimco Operating Partnership.
Effective March 31, 2017, we modified our condensed consolidated balance sheets to present the assets and liabilities of consolidated partnerships served by our Asset Management business separately from those amounts relating to our Real Estate portfolio. We have similarly modified our condensed consolidated statements of operations to present separately the rental and other property revenues and property operating expenses of consolidated partnerships served by our Asset Management business. We have reclassified these items in the condensed consolidated balance sheets as of December 31, 2016, and in the condensed consolidated statements of operations for the three months ended March 31, 2016, to conform to the current presentation. These modifications had no effect on previously reported total assets, total liabilities or net income amounts.
Principles of Consolidation
Aimco’s accompanying condensed consolidated financial statements include the accounts of Aimco, the Aimco Operating Partnership, and their consolidated subsidiaries. The Aimco Operating Partnership’s condensed consolidated financial statements include the accounts of the Aimco Operating Partnership and its consolidated subsidiaries, including partnerships served by our Asset Management business, which are consolidated in accordance with GAAP, as further discussed in Note 8. All significant intercompany balances and transactions have been eliminated in consolidation.
Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are reflected in Aimco’s accompanying balance sheets as noncontrolling interests in the Aimco Operating Partnership. Interests in partnerships consolidated by the Aimco Operating Partnership that are held by third parties are reflected in our accompanying balance sheets as noncontrolling interests in consolidated real estate partnerships.
Temporary Equity and Partners’ Capital
The following table presents a reconciliation of the Aimco Operating Partnership’s Preferred OP Units from December 31, 2016 to March 31, 2017. The Preferred OP Units may be redeemed at the holders’ option (as further discussed in Note 5), and therefore are presented within temporary equity in Aimco’s condensed consolidated balance sheets and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets (in thousands).

Balance, December 31, 2016	$103,201
Distributions to preferred unitholders	(1,949)
Redemption of preferred units and other	(1,595)
Net income	1,949
Balance, March 31, 2017	$101,606
Aimco Equity (including Noncontrolling Interests)
The following table presents a reconciliation of Aimco’s consolidated permanent equity accounts from December 31, 2016 to March 31, 2017 (in thousands):

	Aimco Equity	Noncontrolling interests in consolidated real estate partnerships	Common noncontrolling interests in Aimco Operating Partnership	Total Equity
Balance, December 31, 2016	$1,793,903	$151,121	$(58)	$1,944,966
Contributions	—	2,235	—	2,235
Preferred stock dividends	(2,148)	—	—	(2,148)
Common dividends and distributions	(56,526)	(1,123)	(2,718)	(60,367)
Redemptions of common OP Units	—	—	(3,015)	(3,015)
Amortization of stock-based compensation cost	2,880	—	153	3,033
Effect of changes in ownership for consolidated entities	(3,035)	—	3,016	(19)
Cumulative effect of a change in accounting principle	(59,586)	—	(2,881)	(62,467)
Change in accumulated other comprehensive loss	(1,128)	58	(55)	(1,125)
Other	78	—	—	78
Net income	13,698	951	557	15,206
Balance, March 31, 2017	$1,688,136	$153,242	$(5,001)	$1,836,377
Refer to the heading Accounting Pronouncements Adopted in the Current Year for further discussion of the cumulative effect of a change in accounting principle.

Partners’ Capital attributable to the Aimco Operating Partnership
The following table presents a reconciliation of the consolidated partners’ capital balances in permanent capital that are attributable to the Aimco Operating Partnership from December 31, 2016 to March 31, 2017 (in thousands):

Partners’ capital attributable to the Aimco Operating Partnership
Balance, December 31, 2016	$1,793,845
Distributions to preferred units held by Aimco	(2,148)
Distributions to common units held by Aimco	(56,526)
Distributions to common units held by Limited Partners	(2,718)
Redemption of common OP Units	(3,015)
Amortization of Aimco stock-based compensation cost	3,033
Effect of changes in ownership for consolidated entities	(19)
Cumulative effect of a change in accounting principle	(62,467)
Change in accumulated other comprehensive loss	(1,183)
Other	78
Net income	14,255
Balance, March 31, 2017	$1,683,135
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
Accounting Pronouncements Adopted in the Current Year
Effective January 1, 2017, we adopted a new standard issued by the Financial Accounting Standards Board, or FASB, that simplifies the accounting for the income tax consequences of intercompany transfers of assets. Previously, the recognition within the statement of operations of income tax expense or benefit resulting from an intercompany transfer of assets did not occur until the assets affect GAAP income or loss, for example, through depreciation, impairment or upon the sale of the asset to a third-party. Under the new standard, an entity recognizes the income tax expense or benefit from an intercompany transfer of assets when the transfer occurs. We have applied this change on a modified retrospective basis and recorded a cumulative effect adjustment to retained earnings of $62.5 million as of January 1, 2017, representing accumulated unrecognized tax expense from intercompany transfers between the Aimco Operating Partnership and TRS entities. Such amounts were included in other assets within our consolidated balance sheets at December 31, 2016.
Also effective January 1, 2017, we adopted guidance that simplifies the accounting for share-based compensation. Under prior practice, tax benefits in excess of those associated with compensation cost recognized in accordance with GAAP, or windfalls, were recorded in equity and tax deficiencies were recorded in equity until previous windfalls had been recouped and then recognized in earnings. Under the new guidance, all of the tax effects related to share-based compensation are recognized through earnings. This guidance is applied to all windfalls and tax deficiencies resulting from settlements occurring after January 1, 2017. The new guidance also requires windfalls to be recorded when they arise. This change in timing of recognition has been applied on a modified retrospective basis. We did not record a cumulative effect adjustment to opening retained earnings on the date of adoption as there were no accumulated windfalls recorded in equity. Compared to prior periods, we may experience incremental volatility in income tax benefit or expense resulting from the recognition in earnings of windfall benefits or deficiencies upon the exercise of stock options and vesting of restricted shares.
Note 3 — Dispositions of Apartment Communities and Assets Held for Sale
During the three months ended March 31, 2017, one of the partnerships served by the Asset Management business sold an apartment community with 52 apartment homes, resulting in a gain of $0.6 million and related tax expense of $0.5 million.

We are currently marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. Additionally, the consolidated partnerships served by our Asset Management business are marketing for sale certain of their apartment communities. At the end of each reporting period, we evaluate whether any consolidated apartment communities meet the criteria to be classified as held for sale. As of March 31, 2017, one apartment community with 200 apartment homes owned by a partnership served by the Asset Management business was classified as held for sale.
Note 4 — Commitments and Contingencies
Commitments
In connection with our redevelopment, development and capital improvement activities, we have entered into various construction-related contracts and we have made commitments to complete redevelopment of certain apartment communities, pursuant to financing or other arrangements. As of March 31, 2017, our commitments related to these capital activities totaled approximately $86.2 million, most of which we expect to incur during the next 12 months.
We enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
Tax Credit Arrangements
For various consolidated partnerships served by our Asset Management business, we are required to manage the partnerships and related apartment communities in compliance with various laws, regulations and contractual provisions that apply to our historic and low-income housing tax credit syndication arrangements. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized by the limited partners in these partnerships and would require a refund or reduction of investor capital contributions, which are reported as deferred income in our condensed consolidated balance sheets, until such time as our obligation to deliver tax benefits is relieved. The remaining compliance periods for the tax credit syndication arrangements range from less than one year to eight years. We do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
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
Environmental
Various Federal, state and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present in the land or buildings of an apartment community. Potentially hazardous materials may include polychlorinated biphenyls, petroleum-based fuels, lead-based paint, or asbestos, among other items. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions, damages to natural resources and for potential fines or penalties in connection with such damage or with respect to the improper management of hazardous materials. Moreover, private plaintiffs may potentially make claims for investigation and remediation costs they incur or for personal injury, disease, disability or other infirmities related to the alleged presence of hazardous materials at an apartment community. In addition to potential environmental liabilities or costs associated with our current apartment communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future, or apartment communities we no longer own or operate.
We are engaged in discussions with the Environmental Protection Agency, or EPA, and the Indiana Department of Environmental Management, or IDEM, regarding contaminated groundwater in a residential area in the vicinity of an Indiana apartment community that has not been owned by us since 2008. The contamination allegedly derives from a dry cleaner that operated on our former property, prior to our ownership. We have undertaken a voluntary remediation of the dry cleaner contamination under IDEM’s oversight, and in previous years accrued our share of the then estimated cleanup and abatement costs. However, in September 2016, EPA listed our former community and a number of residential communities in the vicinity on the National Priorities List, or NPL, (i.e. as a Superfund site), and IDEM has formally sought to terminate us from the voluntary remediation program. We have filed a formal appeal with the EPA opposing the listing and already appealed IDEM’s decision to terminate us from the voluntary remediation program. Although the outcome of these processes are uncertain, we do not expect their resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We also have been contacted by regulators and the current owner of a property in Lake Tahoe regarding environmental issues allegedly stemming from the historic operation of a dry cleaner. An entity owned by us was the former general partner of a now-dissolved company that previously owned the dry cleaner site. That entity and the current property owner have been remediating the dry cleaner site since 2009, under the oversight of the Lahontan Regional Water Quality Control Board, or Lahontan. In July 2016, Lahontan sent us, the current property owner and a former operator of the dry cleaner a proposed cleanup and abatement order that rejects technical and legal arguments we previously made to Lahontan, and which if entered, would require all three parties to perform additional groundwater investigation and corrective actions with respect to onsite and offsite contamination. In September, we submitted comments to this proposed order, and no final order has yet been issued. Although the outcome of this process is uncertain, we do not expect its resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of March 31, 2017, are immaterial to our consolidated financial condition, results of operations and cash flows.
Note 5 — Earnings per Share/Unit
Aimco calculates basic earnings per common share based on the weighted average number of shares of Common Stock and participating securities outstanding and calculates diluted earnings per share taking into consideration dilutive common stock equivalents and dilutive convertible securities outstanding during the period.
The Aimco Operating Partnership calculates basic earnings per common unit based on the weighted average number of common partnership units and participating securities outstanding and calculates diluted earnings per unit taking into consideration dilutive common unit equivalents and dilutive convertible securities outstanding during the period.
Our common stock and common partnership unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. These equivalents also include unvested total shareholder return-based restricted stock and unit awards that do not meet the definition of participating securities, which would result in an increase in the number of common shares and common partnership units outstanding equal to the number of shares that vest. The effect of these securities was dilutive for the three months ended March 31, 2017 and 2016, and accordingly has been included in the denominator for calculating diluted earnings per share and unit during these periods.
Our time-based restricted stock awards receive dividends similar to shares of Common Stock and common partnership units prior to vesting. These dividends are not forfeited in the event that the restricted stock does not vest. Therefore, the unvested shares and units related to these awards are participating securities. The effect of participating securities is included in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings. There were 0.2 million unvested participating shares and units at March 31, 2017 and 2016.

The Aimco Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The Aimco Operating Partnership may redeem these units for cash, or at its option, shares of Common Stock. As of March 31, 2017, these preferred OP Units were potentially redeemable for approximately 2.3 million shares of Common Stock (based on the period end market price), or cash. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations and we expect to exclude them in future periods.
Note 6 — Fair Value Measurements
Recurring Fair Value Measurements
We measure at fair value on a recurring basis our investments in the securitization trust that holds certain of our property debt, which we classify as available for sale, or AFS, securities, and our interest rate swaps, both of which are classified within Level 2 of the GAAP fair value hierarchy.
Our investments classified as AFS are presented within other assets in the accompanying condensed consolidated balance sheets. We hold several positions in the securitization trust that pay interest currently and we also hold the first loss position in the securitization trust, which accrues interest over the term of the investment. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining term of the investments, which, as of March 31, 2017, was approximately 4.2 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $73.8 million and $72.5 million at March 31, 2017 and December 31, 2016, respectively. We estimated the fair value of these investments to be $75.8 million and $76.1 million at March 31, 2017 and December 31, 2016, respectively.
We estimate the fair value of these investments using an income and market approach primarily with observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. The fair value of the positions that pay interest currently typically moves in an inverse relationship with movements in interest rates. The fair value of the first loss position is primarily correlated to collateral quality and demand for similar subordinate commercial mortgage-backed securities.
Certain consolidated partnerships served by our Asset Management business have entered into interest rate swap agreements, which limit exposure to interest rate fluctuations on the partnerships’ variable-rate debt by effectively converting the interest on variable-rate debt to a fixed rate. We estimate the fair value of interest rate swaps using an income approach with primarily observable inputs including information regarding the hedged variable cash flows and forward yield curves relating to the variable interest rates on which the hedged cash flows are based.
The following table sets forth a summary of the changes in fair value of these interest rate swaps (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$(3,175)	$(4,938)
Unrealized losses included in interest expense	(12)	(11)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	386	420
Unrealized losses included in equity and partners’ capital	(10)	(674)
Ending balance	$(2,811)	$(5,203)

As of March 31, 2017 and December 31, 2016, these interest rate swaps had aggregate notional amounts of $49.4 million and $49.6 million, respectively. As of March 31, 2017, these swaps had a weighted average remaining term of 3.7 years. We have designated these interest rate swaps as cash flow hedges. The fair value of these swaps is presented within accrued liabilities and other in our condensed consolidated balance sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity and partners’ capital to the extent of their effectiveness.
If the forward rates at March 31, 2017 remain constant, we estimate that during the next 12 months, we would reclassify approximately $1.2 million of the unrealized losses in accumulated other comprehensive loss into earnings. If market interest rates increase above the 3.44% weighted average fixed rate under these interest rate swaps the consolidated partnerships will benefit from net cash payments due from the counterparties to the interest rate swaps.

Fair Value Disclosures
We believe that the aggregate fair value of the consolidated amounts of cash and cash equivalents, receivables and payables approximates their aggregate carrying amounts at March 31, 2017 and December 31, 2016, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of consolidated total indebtedness associated with our Real Estate portfolio and the non-recourse property debt of the consolidated partnerships served by our Asset Management was approximately $4.1 billion and $4.0 billion at March 31, 2017 and December 31, 2016, respectively, as compared to aggregate carrying amounts of $4.0 billion and $3.9 billion, respectively. We estimate the fair value of debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered assets within our portfolio. We classify the fair value of debt within Level 3 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.
Note 7 — Business Segments
During the three months ended March 31, 2017, we revised the information regularly reviewed by our chief executive officer, who is our chief operating decision maker, to assess our operating performance. As of March 31, 2017, apartment communities are classified as either part of our Real Estate portfolio or those owned through partnerships served by our Asset Management business.
Our Real Estate portfolio consisted of 141 apartment communities with 39,173 apartment homes at March 31, 2017. This portfolio is diversified by both price point and geography and consists primarily of market rate apartment communities.
As discussed in Note 8, as of March 31, 2017, 19 of these communities with 6,110 apartment homes are owned through partnerships in which we do not own all of the economic interests. Due to this diversity of our economic ownership interests in apartment communities in our Real Estate portfolio, our chief operating decision maker uses proportionate property net operating income to assess the operating performance of our apartment communities. Proportionate property net operating income reflects our share of rental and other property revenues less direct property operating expenses, including real estate taxes, for consolidated apartment communities we own and manage. As of March 31, 2017, for segment performance evaluation, our Real Estate segment included 137 consolidated apartment communities with 39,031 apartment homes and excluded four apartment communities with 142 apartment homes that we neither manage nor consolidate.
As discussed in Note 1, as of March 31, 2017, we also owned nominal ownership positions in consolidated partnerships for whom we provide asset management services. These partnerships hold 47 low-income housing tax credit apartment communities with 7,098 apartment homes. Neither the results of operations, nor the assets of these partnerships and apartment communities are quantitatively material; therefore, we have one reportable segment, Real Estate. The results of operations for the three months ended March 31, 2016, and the segment assets as of December 31, 2016, shown below have been revised to reflect this change in reportable segments.
The following tables present the revenues, net operating income and income before gain on dispositions of our Real Estate segment on a proportionate basis (excluding amounts related to apartment communities sold or classified as held for sale) for the three months ended March 31, 2017 and 2016 (in thousands):

	Real Estate	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Three Months Ended March 31, 2017
Rental and other property revenues attributable to Real Estate	$216,975	$7,296	$957	$225,228
Rental and other property revenues of partnerships served by Asset Management business	—	—	18,562	18,562
Tax credit and transaction revenues	—	—	2,691	2,691
Total revenues	216,975	7,296	22,210	246,481
Property operating expenses attributable to Real Estate	69,463	2,303	7,860	79,626
Property operating expenses of partnerships served by Asset Management business	—	—	8,694	8,694
Investment management expenses	—	—	784	784
Depreciation and amortization	—	—	87,168	87,168
General and administrative expenses	—	—	10,682	10,682
Other expenses, net	—	—	1,738	1,738
Total operating expenses	69,463	2,303	116,926	188,692
Net operating income	147,512	4,993	(94,716)	57,789
Other items included in income before gain on dispositions (3)	—	—	(40,240)	(40,240)
Income before gain on dispositions	$147,512	$4,993	$(134,956)	$17,549

	Real Estate	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Three Months Ended March 31, 2016
Rental and other property revenues attributable to Real Estate	$202,064	$7,593	$12,916	$222,573
Rental and other property revenues of partnerships served by Asset Management business	—	—	18,908	18,908
Tax credit and transaction revenues	—	—	4,758	4,758
Total revenues	202,064	7,593	36,582	246,239
Property operating expenses attributable to Real Estate	65,247	1,945	12,239	79,431
Property operating expenses of partnerships served by Asset Management business	—	—	8,966	8,966
Investment management expenses	—	—	975	975
Depreciation and amortization	—	—	79,828	79,828
General and administrative expenses	—	—	11,935	11,935
Other expenses, net	—	—	1,570	1,570
Total operating expenses	65,247	1,945	115,513	182,705
Net operating income	136,817	5,648	(78,931)	63,534
Other items included in income before gain on dispositions (3)	—	—	(39,836)	(39,836)
Income before gain on dispositions	$136,817	$5,648	$(118,767)	$23,698

(1)
Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the results of consolidated apartment communities in our Real Estate segment, which are included in the related consolidated amounts, but excluded from proportionate property net operating income for our segment evaluation.

(2)
Includes the operating results of apartment communities sold during 2017 or 2016, or classified as held for sale at March 31, 2017, and the operating results of apartment communities owned by consolidated partnerships served by our Asset Management business. Corporate and Amounts Not Allocated to Reportable Segment also includes property management revenues (which are included in consolidated rental and other property revenues), property management expenses and casualty gains and losses (which are included in consolidated property operating expenses) and depreciation and amortization, which are property related items that are not part of our segment performance measure.

(3)	Other items included in income before gain on dispositions primarily consist of interest expense and income tax benefit.
For the three months ended March 31, 2017 and 2016, capital additions related to our Real Estate segment totaled $71.5 million and $69.5 million, respectively.
The assets of our reportable segment and the consolidated assets not allocated to our segment are as follows (in thousands):

	March 31, 2017	December 31, 2016
Real Estate	$5,559,827	$5,545,693
Corporate and other assets (1)	627,613	687,125
Total consolidated assets	$6,187,440	$6,232,818

(1)	Includes the assets of consolidated partnerships served by the Asset Management business and apartment communities sold or classified as held for sale as of March 31, 2017.
Note 8 — Variable Interest Entities
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
All of the VIEs we consolidate own interests in one or more apartment communities. VIEs that own apartment communities we classify as part of our Real Estate segment are typically structured to generate a return for their partners through the operation and ultimate sale of the communities. We are the primary beneficiary in the limited partnerships in which we are the sole decision maker and have a substantial economic interest.
All of the partnerships served by our Asset Management business own interests in low-income housing tax credit apartment communities that are structured to provide for the pass-through of tax credits and tax deductions to their partners and are VIEs. We hold a nominal ownership position in these partnerships, generally one percent or less. As general partner in these partnerships, we are the sole decision maker and we receive fees and other payments in return for the asset management and other services we provide and thus share in the economics of the partnerships, and as such, we are the primary beneficiary of these partnerships. The table below summarizes information regarding VIEs consolidated by the Aimco Operating Partnership:

	March 31, 2017	December 31, 2016
Real Estate portfolio:
VIEs with interests in apartment communities	13	13
Apartment communities held by VIEs	19	19
Apartment homes in communities held by VIEs	6,110	6,110
Consolidated partnerships served by the Asset Management business:
VIEs with interests in apartment communities	54	54
Apartment communities held by VIEs	38	38
Apartment homes in communities held by VIEs	6,093	6,093

Assets of the Aimco Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the Aimco Operating Partnership. Assets and liabilities of consolidated VIEs are summarized in the table below (in thousands):

	March 31, 2017	December 31, 2016
Real Estate portfolio:
Assets
Net real estate	$898,849	$897,510
Cash and cash equivalents	17,977	15,877
Restricted cash	10,356	7,981
Liabilities
Non-recourse property debt secured by Real Estate communities, net	722,036	725,061
Accrued liabilities and other	15,824	14,270
Consolidated partnerships served by the Asset Management business:
Assets
Real estate, net	225,994	235,920
Cash and cash equivalents	17,564	14,926
Restricted cash	28,869	32,542
Liabilities
Non-recourse property debt	223,998	229,509
Accrued liabilities and other	15,139	16,934

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding: our ability to maintain current or meet projected occupancy, rental rate and property operating results; the effect of acquisitions, dispositions, redevelopments and developments; our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our redevelopment and development investments; expectations regarding sales of our apartment communities and the use of proceeds thereof; and our ability to comply with debt covenants, including financial coverage ratios.
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
Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of Apartment Investment and Management Company’s and AIMCO Properties, L.P.’s combined Annual Report on Form 10-K for the year ended December 31, 2016, and the other documents we file from time to time with the Securities and Exchange Commission.
As used herein and except as the context otherwise requires, “we,” “our” and “us” refer to Apartment Investment and Management Company (which we refer to as Aimco), AIMCO Properties, L.P. (which we refer to as the Aimco Operating Partnership) and their consolidated entities, collectively.
Executive Overview
Aimco and the Aimco Operating Partnership are focused on the ownership, management, redevelopment and limited development of quality apartment communities located in the largest markets in the United States. Our business activities are defined by a commitment to our core values of integrity, respect, collaboration, performance and a focus on our customers. These values and our corporate mission, “to consistently provide quality apartment homes in a respectful environment delivered by a team of people who care,” shape our culture. In all our interactions with residents, team members, business partners, lenders and equity holders, we aim to be the best owner and operator of apartment communities and an outstanding corporate citizen.

Our principal financial objective is to provide predictable and attractive returns to our equity holders. We measure our total return using growth in Economic Income and our current return using Adjusted Funds From Operations (each of which are defined under the Non-GAAP Measures heading below). Our business plan to achieve this principal financial objective is to:

•
operate our portfolio of desirable apartment homes with valued amenities, with a high level of focus on customer selection and customer satisfaction, and in an efficient manner that realizes the benefits of our corporate systems and local management expertise;

•
improve our portfolio of apartment communities, which is diversified both by geography and price point, and which averages “B/B+” in quality (defined under the Portfolio Management heading below) by selling apartment communities with lower projected free cash flow returns and investing the proceeds from such sales in prospects with higher projected free cash flow returns than expected from the communities sold, such as property upgrades, redevelopment, development and selective acquisitions;

•
use financial leverage primarily in the form of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination which reduces our refunding and re-pricing risk and which provides a hedge against increases in interest rates; and

•	emphasize a collaborative, respectful, and performance-oriented culture with high team engagement.
Our business is organized around our strategic areas of focus: property operations; redevelopment and development; portfolio management; balance sheet; and culture. Recent accomplishments in the execution of such strategies are discussed below.
Property Operations
We own and operate a portfolio of apartment communities diversified by both geography and price point. At March 31, 2017, our Real Estate portfolio included 141 predominantly market rate apartment communities with 39,173 apartment homes in which we held an average ownership of approximately 97%.
Our property operations team delivered solid results for our Real Estate portfolio for the three months ended March 31, 2017. Highlights for the quarter include:

•	Same Store net operating income increased year-over-year by 3.7%, consisting of revenue and expense growth of 3.4% and 2.7%, respectively;

•
Rents on renewals increased by an average of 5.1%, whereas rents on new leases decreased by an average of 1.0%, for the three months ended March 31, 2017, for a weighted average increase of 1.9% for our same store portfolio; and

•
During the quarter, we completed the lease-up of One Canal, in Boston, with 97% of the apartment homes leased at March 31, 2017, at rental rates consistent with underwriting, and leasing remains well ahead of schedule at Indigo, in Redwood City, California, with 86% of the apartment homes leased at March 31, 2017.

In addition to those communities in our Real Estate portfolio, as of March 31, 2017, we held nominal ownership positions (generally less than 1%) in a number of partnerships holding 47 low-income housing tax credit communities with 7,098 apartment homes. We provide asset management and other services to these partnerships and receive fees and other payments in return. Our relationship with these partnerships is different than real estate ownership and is better described as an Asset Management business. We have limited upside or downside exposure. In accordance with GAAP, we consolidate most of these partnerships and communities, thus reflecting their operating results as our own until our fee and other interests have been repaid, generally upon sale of the underlying communities.
Redevelopment and Development
Within our Real Estate portfolio, we invest in the redevelopment of certain apartment communities in superior locations when we believe the investment will yield risk-adjusted returns in excess of the cost of equity used to fund the equity component of the redevelopment. We expect to create value equal to 25% to 35% of our investment in redevelopment.
We have undertaken a range of redevelopments, including those in which buildings or exteriors are renovated without the need to vacate apartment homes; those in which significant renovation of apartment homes may be accomplished upon lease expiration and turnover; and those in which an entire building or community is vacated. We execute our redevelopments using a phased approach, in which we renovate portions of an apartment community in stages, which allows additional flexibility in the timing and amount of our investment and the ability to tailor our product offerings to customer response and rent achievement. Redevelopment and development work may include seeking entitlements from local governments, which, for redevelopments, enhance the value of our existing portfolio by increasing density, that is, the right to add apartment homes to a site.

In addition, we undertake development, either directly in connection with the redevelopment of an existing apartment community or, on a more limited basis, at a new location. In such cases, we may rely on a third-party developer with expertise in the local market and with contracts that limit our exposure to construction risk.
During the three months ended March 31, 2017, we invested $40.5 million in redevelopment and development, $17.7 million of which related to the ongoing redevelopment of Park Towne Place and The Sterling, mixed-use residential communities located in Center City Philadelphia. We are redeveloping the four towers at Park Towne Place, one at a time, and by March 31, 2017, we had completed lease-up of the South Tower and had leased 82% of the homes in the East Tower. Rental rates are consistent with underwriting. Redevelopment of the North Tower is underway and on schedule. During the three months ended March 31, 2017, we began pre-leasing apartment homes in this third tower and expect initial occupancies during the second quarter.
We have completed redevelopment of the 534 apartment homes at The Sterling. At March 31, 2017, 86% of the homes were leased. We expect to complete the redevelopment of non-residential areas in second quarter 2017. Results of the redevelopment are consistent with underwriting.
During the three months ended March 31, 2017, we commenced a phased redevelopment of Calhoun Beach Club, a mixed-use residential community located in Minneapolis. The redevelopment, in which we anticipate investing $28.7 million over the next few years, includes the planned redevelopment of 275 apartment homes as well as common areas.
See below under the Liquidity and Capital Resources – Redevelopment and Development heading for additional information regarding our redevelopments and developments during the three months ended March 31, 2017.
Portfolio Management
Our portfolio strategy seeks predictable rent growth from a portfolio of apartment communities that is diversified across “A,” “B” and “C+” price points, averaging “B/B+” in quality, and that is also diversified across the largest markets in the United States. We measure the quality of apartment communities in our Real Estate portfolio based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of the local market average, as “B” quality apartment communities those earning rents between 90% and 125% of the local market average; “C+” quality apartment communities are those earning rents greater than $1,100 per month, but lower than 90% of the local market average; and “C” quality apartment communities are those earning rents less than $1,100 per month and lower than 90% of the local market average. We classify as “B/B+” quality a portfolio that on average earns rents between 100% and 125% of the local market average rents where the portfolio is located. Although some companies and analysts within the multifamily real estate industry use apartment community quality ratings of “A,” “B” and “C,” some of which are tied to local market rent averages, the metrics used to classify apartment community quality as well as the timing for which local markets rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multifamily real estate industry.
As part of our portfolio strategy, we seek to sell each year up to 10% of the apartment communities in our portfolio and invest the proceeds from such sales in prospects with higher projected free cash flow returns than expected from communities sold, such as property upgrades, redevelopment of communities in our current portfolio, occasional development of new communities and selective acquisitions of apartment communities. Through this disciplined approach to capital recycling, we have significantly increased the quality and expected growth rate of our Real Estate portfolio as evidenced by increased average revenue per Aimco apartment home for the portfolio and higher average rents compared to local market rents.

	Three Months Ended
	March 31,
	2017	2016
Average revenue per Aimco apartment home (1)	$1,996	$1,860
Portfolio average rents as a percentage of local market average rents	112%	112%
Percentage A (1Q 2017 average revenue per Aimco apartment home $2,601)	51%	48%
Percentage B (1Q 2017 average revenue per Aimco apartment home $1,741)	35%	35%
Percentage C+ (1Q 2017 average revenue per Aimco apartment home $1,676)	14%	17%
(1) Represents average monthly rental and other property revenues divided by the number of occupied apartment homes multiplied by our ownership interest in the apartment community as of the end of the current period.

During the three months ended March 31, 2017, average revenue per Aimco apartment home for our Real Estate portfolio was $1,996, a 7.3% increase compared to three months ended March 31, 2016. The increase was partially due to growth in Same Store average revenue per Aimco apartment home of 3.7%. The sale of apartment communities in 2016, with average monthly revenues per Aimco apartment home substantially lower than those of the retained portfolio and our reinvestment of the sales proceeds through redevelopment, development and acquisition of apartment communities with higher rents and better free cash flow return prospects also contributed to the growth in average revenue per Aimco apartment home.
During the three months ended March 31, 2017, the pace of our rent growth slowed in some locations due to competitive new supply. Our diversification by both geography and price point mitigates, but does not eliminate, competition from new supply. Recent data shows that approximately one third of our portfolio, represented by “A” price point communities is located in submarkets with more than 2% supply growth projected over the next year.
As we execute our portfolio strategy, we expect to increase average revenue per Aimco apartment home for our Real Estate portfolio at a rate greater than market rent growth; to increase Free Cash Flow margins; and to maintain sufficient geographic and price point diversification to limit volatility and concentration risk.
Balance Sheet and Liquidity
We measure our leverage using our share of long-term, non-recourse property debt encumbering apartment communities in our Real Estate portfolio, outstanding borrowings on the revolving credit facility and outstanding preferred equity. In our calculation of leverage, we exclude non-recourse property debt obligations of consolidated partnerships served by our Asset Management business, as these are not our obligations and they have limited effect on the amount of fees and other amounts we expect to receive in our role as asset manager for these partnerships.
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
Proportionate Debt, Adjusted EBITDA and Adjusted Interest Expense, as used in these ratios, are non-GAAP financial measures, which are further discussed and reconciled under the Non-GAAP Measures – Leverage Ratios heading. Preferred Equity represents Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units. Our leverage ratios for the trailing twelve month periods ended March 31, 2017 and 2016, are presented below:

Trailing Twelve Months Ended March 31,
	2017	2016
Proportionate Debt to Adjusted EBITDA	6.3x	6.2x
Proportionate Debt and Preferred Equity to Adjusted EBITDA	6.7x	6.7x
Adjusted EBITDA to Adjusted Interest Expense	3.4x	3.4x
Adjusted EBITDA to Adjusted Interest Expense and Preferred Dividends	3.1x	3.0x
Our leverage excludes non-recourse property debt obligations of consolidated partnerships for whom we provide asset management services as explained above. Were we to include these non-recourse debt obligations in its leverage, our Debt to EBITDA ratios would have been 6.5x and 6.4x and our Debt and Preferred Equity to EBITDA ratios would have been 6.9x and 6.8x for the trailing twelve month periods ended March 31, 2017 and 2016, respectively. Similarly, were we to include in our Adjusted Interest Expense, the amounts of interest on such non-recourse debt, our EBITDA to Adjusted Interest Expense ratios would have been 3.2x and our EBITDA to Adjusted Interest Expense and Preferred Dividends would have been 2.9x for the trailing twelve month periods ended March 31, 2017 and 2016.
We expect future improvement in leverage metrics from earnings growth, especially as apartment communities now being redeveloped are completed, as operations for One Canal and Indigo reach stabilization, and from regularly scheduled property debt amortization funded from retained earnings. We expect our Proportionate Debt to EBITDA and Proportionate Debt and Preferred Equity to Adjusted EBITDA ratios to decrease by year end to approximately 6.0x and 6.4x.
As of March 31, 2017, we held unencumbered apartment communities with an estimated fair value of approximately $1.6 billion.
Two credit rating agencies rate our creditworthiness using different methodologies and ratios for assessing our credit, and both have rated our credit and outlook as BBB- (stable), an investment grade rating. Although some of the ratios they use are similar to those we use to measure our leverage, there are differences in our methods of calculation and therefore our leverage ratios disclosed above may not be indicative of the ratios that may be calculated by these agencies.

During the three months ended March 31, 2017, we closed two fixed-rate, non-recourse, amortizing, property loans totaling $65 million with 10-year terms, and a weighted average interest rate of 3.71%, representing a weighted average spread of 134 basis points over the corresponding Treasury rates at the time of pricing.
Culture
Our culture is the key to our success. Our emphasis on a collaborative, respectful, and performance-oriented culture is what enables the continuing transformation of the Aimco business. In April 2017, Aimco was recognized by the Denver Post as a Top Work Place. We are one of only a dozen companies of all sizes who have earned this designation for five consecutive years.
Key Financial Indicators
The key financial indicators that we use in managing our business and in evaluating our operating performance are Economic Income, our measure of total return, and Adjusted Funds From Operations, our measure of current return. In addition to these indicators, we evaluate our operating performance and financial condition using: Pro forma Funds From Operations; Free Cash Flow, or FCF, capitalization rate; net operating income, or NOI, capitalization rate; same store property operating results; average revenue per Aimco apartment home; financial coverage ratios; and net leverage. Certain of these financial indicators are non-GAAP financial measures, which are defined, further described, and for certain of the measures, reconciled to comparable GAAP-based measures, under the Non-GAAP Measures heading.
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
Three Months Ended March 31, 2017 compared to March 31, 2016
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership decreased by $12.4 million and $12.8 million, respectively, during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The decreases in income for Aimco and the Aimco Operating Partnership were due to lower gains on disposition of real estate, net of tax, and higher depreciation and amortization from developments and redevelopments placed into service and our acquisition of Indigo during 2016.
The following paragraphs discuss these and other items affecting the results of operations of Aimco and the Aimco Operating Partnership in more detail.
Property Operations
As described under the preceding Executive Overview heading, our Real Estate segment consists primarily of market rate apartment communities in which we hold a substantial equity ownership interest.
Due to the diversity of our economic ownership interests in our apartment communities, we use proportionate property net operating income to assess the operating performance of our apartment communities. Proportionate property net operating income reflects our share of rental and other property revenues less direct property operating expenses, including real estate taxes, for consolidated apartment communities we manage in our Real Estate segment. Accordingly, the results of operations of our Real Estate segment discussed below are presented on a proportionate basis and exclude the results of four apartment communities with 142 apartment homes that we neither manage nor consolidate.
We do not include property management revenues, offsite costs associated with property management or casualty-related amounts in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below. Refer to Note 7 of the condensed consolidated financial statements in Item 1 for further discussion regarding our reportable segment, including a reconciliation of these proportionate amounts to the corresponding amounts in our condensed consolidated statements of operations.
Real Estate Proportionate Property Net Operating Income
We classify apartment communities within our Real Estate segment as Same Store and Non-Same Store. Same Store apartment communities are those that have reached a stabilized level of operations as of January 1, 2016 and maintained it throughout the current and comparable prior periods, and are not expected to be sold within 12 months. Non-Same Store includes communities that do not meet the Same Store definition, including, but not limited to: redevelopment and development apartment communities, which are those currently under construction that have not achieved a stabilized level of operations and those that have been completed in recent years that had not achieved and maintained stabilized operations for both the current and comparable prior year; and acquisition apartment communities, which are those we have acquired since the beginning of a two year comparable period.
As of March 31, 2017, as defined by our segment performance metrics, our Real Estate portfolio consisted of the following:

•	103 Same Store apartment communities with 30,502 apartment homes; and

•	34 Non-Same Store apartment communities with 8,529 apartment homes.
From December 31, 2016 to March 31, 2017, on a net basis, our Same Store portfolio increased by two apartment communities and decreased by 391 apartment homes. These changes consisted of:

•	the addition of three redeveloped apartment communities with 974 apartment homes that were classified as Same Store upon maintaining stabilized operations for the entirety of both periods presented;

•	the addition of one acquired apartment community with 94 apartment homes that was classified as Same Store because we have now owned it for the entirety of both periods presented; and

•	the reduction of two apartment communities with 1,459 apartment homes for which we commenced redevelopment during the period and were reclassified to Non-Same Store.
Based on our segment change discussed in Note 7 to the condensed consolidated financial statements in Item 1, our Real Estate segment includes seven communities previously classified as part of our Affordable segment, including:

•
four apartment communities with 604 apartment homes owned by low-income housing tax credit partnerships in which we own substantially all of the legal and economic interests and for which we control the timing of disposition of the communities and dissolution of the related partnerships (i.e. we own these communities rather than serve as an asset manager); and

•
three apartment communities with 635 apartment homes that are not owned through low-income housing tax credit partnerships, but are subject to agreements that limit the amount by which we may increase rents.

Our Real Estate segment results for the three months ended March 31, 2017 and 2016, as presented below, are based on the apartment community populations as of March 31, 2017.

	Three Months Ended March 31,
(in thousands)	2017	2016	$ Change	% Change
Rental and other property revenues:
Same Store	$161,234	$155,898	$5,336	3.4%
Non-Same Store	55,741	46,166	9,575	20.7%
Total	216,975	202,064	14,911	7.4%
Property operating expenses:
Same Store	48,372	47,093	1,279	2.7%
Non-Same Store	21,091	18,154	2,937	16.2%
Total	69,463	65,247	4,216	6.5%
Proportionate property net operating income:
Same Store	112,862	108,805	4,057	3.7%
Non-Same Store	34,650	28,012	6,638	23.7%
Total	$147,512	$136,817	$10,695	7.8%
For the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, our Real Estate segment’s proportionate property net operating income increased $10.7 million, or 7.8%.
For the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, Same Store proportionate property net operating income increased by $4.1 million, or 3.7%. This increase was primarily attributable to a $5.3 million, or 3.4%, increase in rental and other property revenues due to higher average monthly revenues (approximately $67 per Aimco apartment home), comprised primarily of increases in rental rates and partially offset by a 30 basis point decrease in average daily occupancy. Rental rates on renewals transacted during the three months ended March 31, 2017, were 5.1% higher than expiring lease rates, and new lease rates were 1.0% lower than expiring lease rates, resulting in a weighted average increase of 1.9%. Same Store operating expenses increased by $1.3 million, or 2.7%, primarily due to increases in real estate taxes. During the three months ended March 31, 2017, as compared to 2016, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, decreased by $0.2 million, or 1.0%.
Our Non-Same Store proportionate property net operating income increased by $6.6 million during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This increase was partly due to increases in net operating income associated with the lease-up of apartment homes placed into service following completion of redevelopment activities. We also continued to lease the redeveloped or developed homes at Park Towne Place, The Sterling and One Canal, whereas such homes were not in service during the comparative period in 2016. Non-Same Store proportionate property net operating income also increased due to our acquisition of Indigo in August 2016.
Non-Segment Real Estate Operations
Operating income amounts not attributed to our Real Estate segment include offsite costs associated with property management, casualty losses, and the results of apartment communities sold, reported in consolidated amounts, which we do not allocate to our Real Estate segment for purposes of evaluating segment performance (see Note 7 to the condensed consolidated financial statements in Item 1).
For the three months ended March 31, 2017, casualty losses totaled $2.2 million and included several large claims primarily related to fire damage and water damage resulting from heavy rains in California. For the three months ended March 31, 2016, casualty losses totaled $2.2 million and included several large claims primarily related to water damage from broken pipes.
Net operating income generated by apartment communities from our Real Estate portfolio sold or classified as held for sale as of March 31, 2017, totaled $7.7 million during the three months ended March 31, 2016.
Asset Management Results
We hold a nominal ownership position in certain consolidated partnerships that operate apartment communities that own and qualify for low-income housing tax credits and are structured to provide for the pass-through of tax credits and tax deductions to their partners. In this role, we provide asset management and other services to these partnerships and receive fees and other payments in return.
In accordance with GAAP, we consolidate most of these partnerships and their underlying apartment communities. Our share of the partnerships’ net operating income, less interest expense and other amounts, was approximately 95% (inclusive of unconsolidated communities) at March 31, 2017, and represents income generated by the partnerships that is currently available to pay fees and other amounts due to us under the contractual agreements.
For the three months ended March 31, 2017, partnerships served by the Asset Management business generated net operating income of $9.9 million, a decrease of $0.1 million as compared to the three months ended March 31, 2016. For the three months ended March 31, 2017 and 2016, net operating income generated by apartment communities sold or classified as held for sale as of March 31, 2017, totaled $0.3 million and $0.8 million, respectively.
We are also generally responsible for ensuring the underlying apartment communities comply with the requirements to earn low-income housing tax credits. We recognize income associated with the delivery of tax credits and tax deductions as they are delivered to the partners.
For the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, tax credit and transaction revenues decreased by $2.1 million. This decrease was primarily attributable to lower amortization of tax credit income. The majority of this decrease was due to our 2016 acquisition of an investor limited partner’s interest in one of the tax credit partnerships (and their rights to undelivered tax credits) prior to the end of the tax credit delivery period. Following the purchase, we will generate tax benefits in our results of operations which will offset the tax credit amortization we otherwise would have recognized. The remainder of the decrease in amortization of tax credit income is due to the delivery of substantially all of the tax credits for various apartment communities during 2016.
Depreciation and Amortization
For the three months ended March 31, 2017, compared to the three months ended March 31, 2016, depreciation and amortization increased $7.3 million, or 9.2%, primarily due to amounts placed in service as we completed apartment homes in our Park Towne Place and The Sterling redevelopments, the completion of our One Canal development, our acquisition of Indigo and other capital additions, partially offset by decreases associated with apartment communities sold.

General and Administrative Expenses
For the three months ended March 31, 2017, compared to the three months ended March 31, 2016, general and administrative expenses decreased $1.3 million, or 10.5%, primarily due to lower compensation costs, as well as lower technology, recruiting and travel costs.
Income Tax Benefit
Certain of our operations or a portion thereof, including property management and risk management, are conducted through TRS entities. Additionally, some of our apartment communities, including redevelopment communities are owned through TRS entities. Income taxes related to the results of operations of our TRS entities (before gains on dispositions) are included in income tax benefit in our condensed consolidated statements of operations.
For the three months ended March 31, 2017, compared to the three months ended March 31, 2016, income tax benefit decreased by $0.9 million. Income tax benefit decreased primarily due to lower historic tax credits associated with the redevelopment of certain apartment communities and lower net losses recognized by apartment communities owned by our TRS entities, partially offset by higher tax benefits associated with low-income tax credits from our acquisition in late 2016 of the investor limited partner’s interest in a tax credit partnership.
Gain on Dispositions of Real Estate, Net of Tax
During the three months ended March 31, 2017, a consolidated partnership served by our Asset Management business sold an apartment community for gross proceeds of $2.4 million, resulting in a gain on disposition of real estate of $0.6 million and related tax expense of $0.5 million. During the three months ended March 31, 2016, we sold one apartment community from our Real Estate portfolio for gross proceeds of $10.0 million, resulting in net proceeds of $9.6 million and a net gain of $6.2 million.
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
Our critical accounting policies are described in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the results of operations for all periods presented.

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
Free Cash Flow, or FCF, as calculated for our retained portfolio, represents an apartment community’s property net operating income less spending for capital replacements, which represents our estimation of the capital additions made to replace capital assets consumed during our ownership period (further discussed under the Funds From Operations and Adjusted Funds From Operations and the Liquidity and Capital Resources headings). FCF margin represents an apartment community’s net operating income less $1,200 per apartment home of assumed annual capital replacement spending, as a percentage of the apartment community’s rental and other property revenues. Capital replacement spending represents a measure of the cost of capital asset usage during the period; therefore, we believe that FCF is useful to investors as a supplemental measure of apartment community performance because it takes into consideration costs incurred during the period to replace capital assets that have been consumed during our ownership.
We use Economic Income as our measure of total return. Economic Income represents the change in estimated net asset value per share plus cash dividends per share. We report and reconcile our Economic Income annually. Readers should refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, for more information about economic income.
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
FFO, Pro forma FFO and AFFO should not be considered alternatives to net income as determined in accordance with GAAP, as indications of our performance. Although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute these same measures, and those who do may not compute them in the same manner. Additionally, our computation of AFFO is subject to our definition of Capital Replacement spending. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. For the three months ended March 31, 2017 and 2016, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income attributable to Aimco common stockholders (1)	$11,491	$23,223
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	82,881	75,296
Gain on dispositions and other, net noncontrolling partners’ interest	(439)	(6,050)
Income tax provision related to gain on disposition of real estate	1,032	195
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(3,850)	(3,327)
Amounts allocable to participating securities	(38)	(58)
FFO / Pro forma FFO Attributable to Aimco common stockholders – Diluted	$91,077	$89,279
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(10,946)	(10,386)
AFFO attributable to Aimco common stockholders – Diluted	$80,131	$78,893

Weighted average common shares outstanding – diluted (2)	156,754	156,117

Net income attributable to Aimco per common share – diluted	$0.07	$0.15
FFO / Pro forma FFO per share – diluted	$0.58	$0.57
AFFO per share – diluted	$0.51	$0.51

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP.

(2)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP.
For the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, Pro forma FFO (on a diluted per share basis) increased by 2% as a result of Same Store property net operating income growth and increased contribution from development, redevelopment and acquisition communities, partially offset by the loss of income from apartment communities sold in 2016. For the same periods, the increase in Pro forma FFO was partially offset by an increase in capital replacements, primarily due to the timing of spending in 2016, resulting in no change in AFFO (on a diluted per share basis).
Refer to the Liquidity and Capital Resources section for further information regarding our capital investing activities, including Capital Replacements.
The Aimco Operating Partnership does not separately compute or report FFO, Pro forma FFO or AFFO. However, based on Aimco’s method for allocation of such amounts to noncontrolling interests in the Aimco Operating Partnership, as well as limited differences between the amounts of net income attributable to Aimco’s and the Aimco Operating Partnership’s common share and unit holders during the periods presented, FFO, Pro forma FFO and AFFO amounts on a per unit basis for the Aimco Operating Partnership would be expected to be substantially the same as the corresponding per share amounts for Aimco.
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
Proportionate Debt, as used in our leverage ratios, is a non-GAAP measure and represents outstanding borrowings on our revolving credit facility and our share of the long-term, non-recourse property debt encumbering apartment communities in the Real Estate portfolio, reduced by our share of the cash and restricted cash of our consolidated and unconsolidated partnerships owning communities in our Real Estate portfolio, and also by our investment in the subordinate tranches of a securitization trust that holds certain of our property debt (essentially, our investment in our own non-recourse property loans).
In our Proportionate Debt computation, we increase our recorded debt by unamortized debt issue costs because these amounts represent cash expended in earlier periods and do not reduce our contractual obligations, and we reduce our recorded debt by the amounts of cash and restricted cash on-hand (such restricted cash amounts being primarily restricted under the terms of our property debt agreements), assuming these amounts would be used to reduce our outstanding leverage. We further reduce our recorded debt by the value of our investment in a securitization trust that holds certain of our property debt, as our payments of principal and interest associated with such property debt will ultimately repay our investments in the trust. We also exclude non-recourse property debt obligations of consolidated partnerships served by our Asset Management business. The non-recourse property debt obligations of the partnerships are not our obligations and have limited effect on the amount of fees and other payments we expect to receive.
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
Adjusted EBITDA represents Aimco’s share of the consolidated amount of our net income, adjusted to exclude the effect of the following items for the reasons set forth below:

•	Adjusted Interest Expense, defined below, to allow investors to compare a measure of our earnings before the effects of our indebtedness with that of other companies in the real estate industry;

•	preferred dividends, to allow investors to compare a measure of our performance before the effects of our capital structure with that of other companies in the real estate industry;

•
income taxes, to allow investors to measure our performance independent of income taxes, which may vary significantly from other companies within our industry due to leverage and tax planning strategies, among other considerations;

•
depreciation and amortization, gains or losses on dispositions and impairment losses related to real estate, for similar reasons to those set forth in our discussion of FFO, Pro forma FFO and AFFO in the preceding section; and

•
other items, including gains on dispositions of non-depreciable assets, as these are items that periodically affect our operations but that are not necessarily representative of our ability to service our debt obligations.

While Adjusted EBITDA is a relevant measure of performance and is commonly used in leverage ratios, it does not represent net income as defined by GAAP, and should not be considered as an alternative to net income in evaluating our performance.  Further, our definition and computation of Adjusted EBITDA may not be comparable to similar measures reported by other companies.
Adjusted Interest Expense, as calculated in our leverage ratios, is a non-GAAP measure that we believe is meaningful for investors and analysts as it presents our share of current recurring interest requirements associated with leverage. Our calculation of Adjusted Interest Expense is set forth in the table below. Adjusted Interest Expense represents our proportionate share of interest expense on non-recourse property debt encumbering apartment communities in the Real Estate portfolio and interest expense on our revolving credit facility borrowings. We exclude from our calculation of Adjusted Interest Expense:

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
For the trailing twelve month periods ended March 31, 2017 and 2016, reconciliations of the most closely related GAAP measures to our calculations of Proportionate Debt, Preferred Equity, Adjusted EBITDA, Adjusted Interest Expense and Preferred Dividends, as used in our leverage ratios, are as follows (in thousands):

	March 31,
	2017	2016
Total indebtedness associated with Real Estate portfolio	$3,740,154	$3,669,007
Adjustments:
Debt issue costs related to non-recourse property debt	17,804	18,267
Proportionate share adjustments related to debt obligations of consolidated and unconsolidated partnerships	(151,316)	(154,431)
Cash and restricted cash	(88,480)	(107,424)
Proportionate share adjustments related to cash and restricted cash held by consolidated and unconsolidated partnerships	1,516	3,788
Securitization trust investment and other	(75,817)	(72,817)
Proportionate Debt	$3,443,861	$3,356,390

Preferred stock	125,000	159,126
Preferred OP Units	101,606	86,201
Preferred Equity	226,606	245,327
Proportionate Debt and Preferred Equity	$3,670,467	$3,601,717

	Trailing Twelve Months Ended March 31,
	2017	2016
Net income attributable to Aimco Common Stockholders	$405,180	$169,846
Adjustments:
Interest expense, net of noncontrolling interest	163,444	161,163
Income tax benefit	(24,307)	(27,485)
Depreciation and amortization, net of noncontrolling interest	333,211	304,236
Gains on disposition and other, net of income taxes and noncontrolling partners’ interests	(367,414)	(98,821)
Preferred stock dividends	11,385	11,029
Net income attributable to noncontrolling interests in Aimco Operating Partnership	27,798	15,895
Other items, net	927	4,578
Adjusted EBITDA	$550,224	$540,441

	Trailing Twelve Months Ended March 31,
	2017	2016
Interest expense	$196,637	$193,800
Interest expense related to non-recourse property debt obligations of consolidated partnerships served by our Asset Management business	(13,697)	(13,757)
Interest expense attributable to Real Estate portfolio	182,940	180,043
Adjustments:
Proportionate share adjustments related to interest of consolidated and unconsolidated partnerships	(5,623)	(5,904)
Debt prepayment penalties and other non-interest items	(2,475)	(2,853)
Amortization of debt issue costs	(4,440)	(3,935)
Interest income earned on securitization trust investment	(6,958)	(6,188)
Adjusted Interest Expense	$163,444	$161,163

Preferred stock dividends	11,385	11,029
Preferred stock redemption related amounts	(1,980)	—
Preferred OP Unit distributions	7,462	6,933
Preferred Dividends	16,867	17,962
Adjusted Interest Expense and Preferred Dividends	$180,311	$179,125
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
Our investment grade rating would be useful in accessing capital through the sale of bonds in private or public transactions. However, our intention and historical practice has been to raise debt capital in the form or property-level, non-recourse, long-dated, fixed-rate, amortizing debt, the cost of which is generally less than that of recourse debt and the terms of which also provide for greater balance sheet safety.
As of March 31, 2017, approximately 92% of our leverage consisted of property-level, non-recourse, long-dated, amortizing debt. Approximately 98% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation. The weighted average maturity of our property-level debt was 7.4 years.
For property level debt encumbering the communities in our Real Estate portfolio, $251.2 million of our unpaid principal balances mature during the remainder of 2017, and on average, 9.0% of our unpaid principal balance will mature each year from 2018 through 2020.
In addition to our non-recourse property debt, consolidated partnerships we serve in our Asset Management business had $230.9 million of non-recourse property debt outstanding (net of debt issue costs). This debt begins maturing in 2020, with 25% of the balance at March 31, 2017 maturing after 2026.
Our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt. We also have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as our Credit Agreement that provides for $600.0 million of revolving loan commitments, which we use for working capital and other short-term purposes. As of March 31, 2017, we had $69.7 million of outstanding borrowings under the Credit Agreement, and we had the ability to borrow an additional $519.4 million, after consideration of the outstanding borrowings and $10.9 million for undrawn letters of credit backed by the Credit Agreement. The Credit Agreement provides us with an option to expand the aggregate loan commitments, subject to customary conditions, by up to $200 million. Our borrowings under the Credit Agreement represented approximately 2% of our total leverage as of March 31, 2017.
As of March 31, 2017, our outstanding perpetual preferred equity represented approximately 6% of our total leverage. Our preferred securities are perpetual in nature; however, for illustrative purposes, we compute the weighted average maturity of our total leverage assuming a 40-year maturity on our preferred securities.
The combination of non-recourse property-level debt, borrowings under our Credit Agreement and perpetual preferred equity that comprises our total leverage, reduces our refunding and re-pricing risk. The weighted average maturity for our total leverage described above was 9.2 years as of March 31, 2017.
Under the Credit Agreement, we have agreed to maintain a Fixed Charge Coverage ratio of 1.40x, as well as comply with other covenants customary for similar revolving credit arrangements. For the trailing twelve month period ended March 31, 2017, our Fixed Charge Coverage ratio was 1.96x, compared to a ratio of 1.93x for the trailing twelve month period ended March 31, 2016. We expect to remain in compliance with this covenant during the next 12 months.
As of March 31, 2017, exclusive of amounts attributable to partnerships served by our Asset Management business, we had $45.9 million in cash and cash equivalents and $42.6 million of restricted cash, increases of $0.1 million and $6.2 million, respectively, from December 31, 2016. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance, and escrows related to resident security deposits. As of March 31, 2017, we had $607.9 million of cash and restricted cash on hand and credit available under our Credit Agreement.
The following discussion relates to changes in consolidated cash and cash equivalents due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.

Operating Activities
For the three months ended March 31, 2017, net cash provided by operating activities of $68.5 million was primarily related to operating income from consolidated apartment communities (including those owned by consolidated partnerships served by our Asset Management business), which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the three months ended March 31, 2017, decreased by $5.4 million as compared to the three months ended March 31, 2016, primarily due a decrease in net operating income associated with apartment communities we sold during 2016 and partially due to the amount and timing for payments of real estate taxes and other items in 2017 as compared to 2016. These decreases in cash provided by operating activities were partially offset by improved operating results of our same store communities, increased contribution from our redevelopment, development and acquisition communities and lower cash paid for interest.
Investing Activities
For the three months ended March 31, 2017, net cash used in investing activities of $86.2 million consisted primarily of capital expenditures. Capital expenditures totaled $82.2 million and $79.6 million during the three months ended March 31, 2017 and 2016, respectively. We generally fund capital expenditures with cash provided by operating activities and cash proceeds from apartment community sales.

We categorize capital spending for communities in our Real Estate portfolio broadly into six primary categories:

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

•	development additions, which represent construction and related capitalized costs associated with development of apartment communities; and

•
casualty capital additions, which represent capitalized costs incurred in connection with the restoration of an asset after a casualty event such as a severe snow storm, hurricane, tornado, flood or fire.

We exclude from these measures the amounts of capital spending related to apartment communities sold or classified as held for sale at the end of the period, as well as amounts expended by consolidated partnerships served by our Asset Management business as such amounts generally do not affect the amount of cash flow we expect to receive from the operation and ultimate disposition of these communities. We have also excluded from these measures indirect capitalized costs which are allocated later in the year to apartment communities with capital additions, and their related capital spending categories.

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flow for the three months ended March 31, 2017 and 2016, are presented below (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Real Estate
Capital replacements	$8,867	$7,001
Capital improvements	2,936	2,887
Property upgrades	17,832	11,273
Redevelopment additions	39,110	30,978
Development additions	1,390	15,616
Casualty replacements	1,327	1,744
Real Estate capital additions	71,462	69,499
Plus: additions related to apartment communities sold or held for sale and unallocated indirect capitalized costs	1,561	2,735
Plus: additions related to consolidated asset managed communities	1,237	1,365
Consolidated capital additions	74,260	73,599
Plus: net change in accrued capital spending	7,891	5,977
Capital expenditures per consolidated statement of cash flows	$82,151	$79,576
For the three months ended March 31, 2017 and 2016, we capitalized $1.6 million and $3.3 million of interest costs, respectively, and $8.5 million and $7.5 million of other direct and indirect costs, respectively.
We invested $17.8 million in property upgrades during the three months ended March 31, 2017, and we anticipate a full year investment ranging from $70 million to $90 million.
Redevelopment and Development
Information regarding our redevelopment and development communities at March 31, 2017, is presented below (dollars in millions):

	Location	Apartment Homes Approved for Redeveloped or Developed	Estimated Net Investment	Inception-to-Date Net Investment	Expected Stabilized Occupancy	Expected Net Operating Income Stabilization
Under Redevelopment
Bay Parc Plaza	Miami, FL	(1)	$16.0	$2.2	(1)	(1)
Calhoun Beach Club	Minneapolis, MN	275	28.7	1.1	1Q 2020	2Q 2021
Palazzo at Park La Brea (2)	Los Angeles, CA	389	24.5	11.7	1Q 2019	2Q 2020
Park Towne Place	Philadelphia, PA	701	136.3	122.1	1Q 2018	2Q 2019
Saybrook Pointe (3)	San Jose, CA	324	18.3	7.3	1Q 2019	2Q 2020
The Sterling	Philadelphia, PA	534	73.0	67.8	3Q 2017	4Q 2018
Yorktown	Lombard, IL	292	25.7	9.4	3Q 2018	4Q 2019
In Lease-up
One Canal	Boston, MA	310	195.0	192.2	1Q 2017	2Q 2018
Total		2,825	$517.5	$413.8

(1)
This phase of the redevelopment project encompasses common area, amenity improvements and the creation of a new retail space. Approval of a second phase of redevelopment, which will include upgrades to all of the apartment homes within the community, is expected during 2017.

(2)
During the three months ended March 31, 2017, we revised the expected occupancy stabilization and expected NOI stabilization dates for the Palazzo at Park La Brea redevelopment to reflect our decision to adjust deliveries in response to consumer demand.

(3)
During the three months ended March 31, 2017, we approved an additional phase of the Saybrook Pointe redevelopment, with estimated net investment of $3.1 million and as a result, we increased the expected stabilized revenue per apartment home redeveloped from $2,900 to $2,960.

Net investment represents the total actual or estimated investment, net of tax and other credits earned as a direct result of our redevelopment or development of the community.
Net Operating Income Stabilization represents the period in which we expect the communities to achieve stabilized rents and operating costs, generally five quarters after occupancy stabilization.
During the three months ended March 31, 2017, we invested $40.5 million in redevelopment and development, $17.7 million of which related to the ongoing redevelopment of Park Towne Place and The Sterling, mixed-use residential communities located in Center City Philadelphia. We are redeveloping the four towers at Park Towne Place, one at a time, and by March 31, 2017, had completed the lease-up of the South Tower and had leased 82% of the homes in the East Tower. Rental rates were consistent with underwriting. Redevelopment of the North Tower is underway and on schedule. During the three months ended March 31, 2017, we began pre-leasing apartment homes in this third tower and expect initial occupancies during the second quarter.
We completed redevelopment of the 534 apartment homes at The Sterling during the first quarter. At March 31, 2017, 86% of the homes were leased. We expect to complete the redevelopment of non-residential areas during the second quarter. Results of the redevelopment are consistent with underwriting.
During the three months ended March 31, 2017, we commenced a phased redevelopment of Calhoun Beach Club, a mixed-use residential community located in Minneapolis. The redevelopment, in which we anticipate investing $28.7 million over the next few years, includes the planned redevelopment of 275 apartment homes as well as common areas.
We expect our total development and redevelopment spending to range from $100 million to $200 million for the year ending December 31, 2017.
Financing Activities
For the three months ended March 31, 2017, net cash provided by financing activities of $21.6 million was primarily attributed to net borrowings on our revolving credit facility and proceeds from non-recourse property debt, partially offset by principal payments on property loans, dividends paid to common security holders and distributions paid to noncontrolling interests.
Net borrowings on our revolving credit facility primarily relate to the timing of property debt financing activities and apartment community dispositions planned during 2017. Proceeds from non-recourse property debt borrowings during the period consisted of the closing of two fixed-rate, amortizing, non-recourse property loans with 10-year terms with a total principal balance of $64.9 million. The loans have a weighted average interest rate of 3.7%, which represented an average spread of 134 basis points over the 10-year Treasury rate at the time of pricing.
We like the discipline of financing our investments in real estate through the use of fixed-rate, amortizing, non-recourse property debt, as the amortization gradually reduces our leverage and reduces our refunding risk, and the fixed-rate provides a hedge against increases in interest rates.
Principal payments on property loans during the period totaled $32.0 million, consisting of scheduled principal amortization of $21.2 million and repayments of $10.8 million.
Net cash used in financing activities also includes $64.3 million of payments to equity holders, as further detailed in the table below.
Equity and Partners’ Capital Transactions
The following table presents the Aimco Operating Partnership’s distribution activity (including distributions paid to Aimco) during the three months ended March 31, 2017 (dollars in thousands):

Cash distributions paid by the Aimco Operating Partnership to holders of noncontrolling interests in consolidated real estate partnerships	$1,123
Cash distributions paid by the Aimco Operating Partnership to preferred unitholders (1)	4,097
Cash distributions paid by the Aimco Operating Partnership to common unitholders (2)	59,046
Total cash distributions paid by the Aimco Operating Partnership	$64,266

(1)	$2.1 million represented distributions to Aimco, and $1.9 million represented distributions paid to holders of OP Units.

(2)	$56.3 million represented distributions to Aimco, and $2.7 million represented distributions paid to holders of OP Units.

The following table presents Aimco’s dividend activity during the three months ended March 31, 2017 (dollars in thousands):

Cash distributions paid by Aimco to holders of noncontrolling interests in consolidated real estate partnerships	$1,123
Cash distributions paid by Aimco to holders of OP Units	4,667
Cash dividends paid by Aimco to preferred stockholders	2,148
Cash dividends paid by Aimco to common stockholders	56,328
Total cash dividends and distributions paid by Aimco	$64,266
Future Capital Needs
We expect to fund any future acquisitions, redevelopment, development, and other capital spending principally with proceeds from apartment community sales, short-term borrowings, debt and equity financing and operating cash flows. Our near term business plan does not contemplate the issuance of equity.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
As of the date of this report, there have been no material changes from the market risk information provided in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2016.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Aimco
(a) Unregistered Sales of Equity Securities. Aimco did not issue any unregistered shares of Common Stock during the three months ended March 31, 2017.
(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its common equity securities during the three months ended March 31, 2017. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of March 31, 2017, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
The Aimco Operating Partnership
(a) Unregistered Sales of Equity Securities. The Aimco Operating Partnership did not issue any common OP Units in exchange for shares of Aimco Common Stock during the three months ended March 31, 2017.
(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, limited partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the three months ended March 31, 2017, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases (redemptions in exchange for cash) of the Aimco Operating Partnership’s equity securities for the three months ended March 31, 2017.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2017	60,886	$44.66	N/A	N/A
February 1 - February 28, 2017	3,837	44.48	N/A	N/A
March 1 - March 31, 2017	2,822	44.88	N/A	N/A
Total	67,545	$44.66

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
10.1
Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 29, 1994, as amended and restated as of February 28, 2007 (Exhibit 10.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by this reference)

10.2
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2007 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2007, is incorporated herein by this reference)

10.3
Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 30, 2009 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by this reference)

10.4
Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of September 2, 2010 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 1, 2010, is incorporated herein by this reference)

10.5
Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 26, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated July 26, 2011, is incorporated herein by this reference)

10.6
Fifth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of August 24, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 24, 2011, is incorporated herein by this reference)

10.7
Sixth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2011, is incorporated herein by this reference)

10.8
Seventh Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of May 13, 2014 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated May 13, 2014, is incorporated herein by this reference)

10.9
Eighth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of October 31, 2014 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated October 31, 2014, is incorporated herein by this reference)

10.10
Ninth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of August 16, 2016 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 16, 2016, is incorporated herein by this reference)

10.11
Tenth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of January 31, 2017 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated January 31, 2017, is incorporated herein by this reference)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Aimco
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Aimco
31.3
Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – The Aimco Operating Partnership

31.4
Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – The Aimco Operating Partnership

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Aimco
32.2
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – The Aimco Operating Partnership

99.1	Agreement Regarding Disclosure of Long-Term Debt Instruments – Aimco
99.2	Agreement Regarding Disclosure of Long-Term Debt Instruments – The Aimco Operating Partnership

EXHIBIT NO. (1)	DESCRIPTION
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: May 4, 2017