Form 10-Q
period 2017-06-30
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2017-08-02
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

_______________________________________________________
The number of shares of Apartment Investment and Management Company
Class A Common Stock outstanding as of August 1, 2017: 157,022,720
The number of AIMCO Properties, L.P. Partnership Common Units outstanding as of August 1, 2017: 164,473,992

EXPLANATORY NOTE
This filing combines the reports on Form 10-Q for the quarterly period ended June 30, 2017, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean, collectively, Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of, and as of June 30, 2017, owned a 95.5% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 4.5% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
The Aimco Operating Partnership holds all of Aimco’s assets and manages the daily operations of Aimco’s business. Pursuant to the Aimco Operating Partnership agreement, Aimco is required to contribute to the Aimco Operating Partnership any assets, which it may acquire including all proceeds from the offerings of its securities. In exchange for the contribution of these assets, Aimco receives additional interests in the Aimco Operating Partnership with similar terms (e.g., if Aimco contributes proceeds of a stock offering, Aimco receives partnership units with terms substantially similar to the stock issued by Aimco).
We believe combining the periodic reports of Aimco and the Aimco Operating Partnership into this single report provides the following benefits:

•	We present our business as a whole, in the same manner our management views and operates the business;

•
We eliminate duplicative disclosure and provide a more streamlined and readable presentation because a substantial portion of the disclosures apply to both Aimco and the Aimco Operating Partnership; and

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Buildings and improvements	$6,179,005	$6,106,298
Land	1,824,672	1,824,819
Total real estate	8,003,677	7,931,117
Accumulated depreciation	(2,468,206)	(2,421,357)
Net real estate	5,535,471	5,509,760
Cash and cash equivalents	44,869	45,821
Restricted cash	39,331	36,405
Other assets	247,591	293,768
Assets of partnerships served by Asset Management business:
Real estate, net	231,881	245,648
Cash and cash equivalents	18,893	15,423
Restricted cash	30,288	33,501
Other assets	50,878	52,492
Total assets	$6,199,202	$6,232,818

LIABILITIES AND EQUITY
Non-recourse property debt secured by Real Estate communities, net	$3,617,182	$3,630,276
Term loan, net	249,040	—
Revolving credit facility borrowings	245,720	17,930
Total indebtedness associated with Real Estate portfolio	4,111,942	3,648,206
Accrued liabilities and other	203,997	218,937
Liabilities of partnerships served by Asset Management business:
Non-recourse property debt, net	229,631	236,426
Accrued liabilities and other	58,641	62,630
Deferred income	15,355	18,452
Total liabilities	4,619,566	4,184,651
Preferred noncontrolling interests in Aimco Operating Partnership	101,537	103,201
Commitments and contingencies (Note 4)
Equity:
Perpetual Preferred Stock	125,000	125,000
Common Stock, $0.01 par value, 500,787,260 shares authorized, 157,022,720 and 156,888,381 shares issued/outstanding at June 30, 2017 and December 31, 2016, respectively	1,570	1,569
Additional paid-in capital	3,897,621	4,051,722
Accumulated other comprehensive income	896	1,011
Distributions in excess of earnings	(2,530,585)	(2,385,399)
Total Aimco equity	1,494,502	1,793,903
Noncontrolling interests in consolidated real estate partnerships	(2,609)	151,121
Common noncontrolling interests in Aimco Operating Partnership	(13,794)	(58)
Total equity	1,478,099	1,944,966
Total liabilities and equity	$6,199,202	$6,232,818

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES
Rental and other property revenues attributable to Real Estate	$227,703	$223,741	$452,931	$446,332
Rental and other property revenues of partnerships served by Asset Management business	18,533	19,130	37,095	38,020
Tax credit and transaction revenues	2,856	8,347	5,547	13,105
Total revenues	249,092	251,218	495,573	497,457

OPERATING EXPENSES
Property operating expenses attributable to Real Estate	79,014	79,708	158,640	159,180
Property operating expenses of partnerships served by Asset Management business	8,382	9,252	17,579	18,789
Depreciation and amortization	89,155	80,680	176,323	160,508
General and administrative expenses	10,108	11,616	21,071	23,914
Other expenses, net	2,727	5,526	4,465	7,096
Total operating expenses	189,386	186,782	378,078	369,487
Operating income	59,706	64,436	117,495	127,970
Interest income	2,012	1,843	4,204	3,678
Interest expense	(46,858)	(48,894)	(94,740)	(96,528)
Other, net	200	4,906	665	4,983
Income before income taxes and gain on dispositions	15,060	22,291	27,624	40,103
Income tax benefit	5,023	7,121	10,008	13,007
Income before gain on dispositions	20,083	29,412	37,632	53,110
Gain on dispositions of real estate, net of tax	1,508	216,541	1,114	222,728
Net income	21,591	245,953	38,746	275,838
Noncontrolling interests:
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(813)	(8,677)	(1,764)	(9,607)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,939)	(1,708)	(3,888)	(3,434)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(787)	(11,135)	(1,344)	(12,307)
Net income attributable to noncontrolling interests	(3,539)	(21,520)	(6,996)	(25,348)
Net income attributable to Aimco	18,052	224,433	31,750	250,490
Net income attributable to Aimco preferred stockholders	(2,149)	(2,758)	(4,297)	(5,515)
Net income attributable to participating securities	(60)	(293)	(119)	(370)
Net income attributable to Aimco common stockholders	$15,843	$221,382	$27,334	$244,605

Net income attributable to Aimco per common share – basic	$0.10	$1.42	$0.17	$1.57
Net income attributable to Aimco per common share – diluted	$0.10	$1.41	$0.17	$1.57
Dividends declared per common share	$0.36	$0.33	$0.72	$0.66

Weighted average common shares outstanding – basic	156,305	156,375	156,282	155,876
Weighted average common shares outstanding – diluted	156,715	156,793	156,735	156,248

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$21,591	$245,953	$38,746	$275,838
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(345)	(411)	(355)	(1,085)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	369	398	755	818
Unrealized gains (losses) on investments in debt securities classified as available-for-sale	1,080	(232)	(421)	5,951
Other comprehensive income (loss)	1,104	(245)	(21)	5,684
Comprehensive income	22,695	245,708	38,725	281,522
Comprehensive income attributable to noncontrolling interests	(3,630)	(21,554)	(7,090)	(25,702)
Comprehensive income attributable to Aimco	$19,065	$224,154	$31,635	$255,820

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,746	$275,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,323	160,508
Gain on dispositions of real estate, net of tax	(1,114)	(222,728)
Other adjustments	(5,302)	(10,380)
Net changes in operating assets and operating liabilities	(32,640)	(26,473)
Net cash provided by operating activities	176,013	176,765
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(8,189)	(6,119)
Capital expenditures	(176,388)	(166,030)
Proceeds from dispositions of real estate	10,915	298,691
Purchases of corporate assets	(6,005)	(4,425)
Change in restricted cash	1,780	(286,841)
Other investing activities	733	10,013
Net cash used in investing activities	(177,154)	(154,711)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	68,535	38,261
Principal repayments on non-recourse property debt	(91,420)	(59,267)
Proceeds from term loan	250,000	—
Net borrowings on revolving credit facility	227,790	133,540
Payment of dividends to holders of Preferred Stock	(4,297)	(5,515)
Payment of dividends to holders of Common Stock	(112,661)	(103,050)
Payment of distributions to noncontrolling interests	(11,176)	(11,898)
Purchases and redemptions of noncontrolling interests	(323,165)	(3,980)
Other financing activities	53	(5,709)
Net cash provided by (used in) financing activities	3,659	(17,618)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,518	4,436
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,244	50,789
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,762	$55,225

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Buildings and improvements	$6,179,005	$6,106,298
Land	1,824,672	1,824,819
Total real estate	8,003,677	7,931,117
Accumulated depreciation	(2,468,206)	(2,421,357)
Net real estate	5,535,471	5,509,760
Cash and cash equivalents	44,869	45,821
Restricted cash	39,331	36,405
Other assets	247,591	293,768
Assets of partnerships served by Asset Management business:
Real estate, net	231,881	245,648
Cash and cash equivalents	18,893	15,423
Restricted cash	30,288	33,501
Other assets	50,878	52,492
Total assets	$6,199,202	$6,232,818

LIABILITIES AND EQUITY
Non-recourse property debt secured by Real Estate communities, net	$3,617,182	$3,630,276
Term loan, net	249,040	—
Revolving credit facility borrowings	245,720	17,930
Total indebtedness associated with Real Estate portfolio	4,111,942	3,648,206
Accrued liabilities and other	203,997	218,937
Liabilities of partnerships served by Asset Management business:
Non-recourse property debt, net	229,631	236,426
Accrued liabilities and other	58,641	62,630
Deferred income	15,355	18,452
Total liabilities	4,619,566	4,184,651
Redeemable preferred units	101,537	103,201
Commitments and contingencies (Note 4)
Partners’ capital:
Preferred units	125,000	125,000
General Partner and Special Limited Partner	1,369,502	1,668,903
Limited Partners	(13,794)	(58)
Partners’ capital attributable to the Aimco Operating Partnership	1,480,708	1,793,845
Noncontrolling interests in consolidated real estate partnerships	(2,609)	151,121
Total partners’ capital	1,478,099	1,944,966
Total liabilities and partners’ capital	$6,199,202	$6,232,818

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES
Rental and other property revenues attributable to Real Estate	$227,703	$223,741	$452,931	$446,332
Rental and other property revenues of partnerships served by Asset Management business	18,533	19,130	37,095	38,020
Tax credit and transaction revenues	2,856	8,347	5,547	13,105
Total revenues	249,092	251,218	495,573	497,457

OPERATING EXPENSES
Property operating expenses attributable to Real Estate	79,014	79,708	158,640	159,180
Property operating expenses of partnerships served by Asset Management business	8,382	9,252	17,579	18,789
Depreciation and amortization	89,155	80,680	176,323	160,508
General and administrative expenses	10,108	11,616	21,071	23,914
Other expenses, net	2,727	5,526	4,465	7,096
Total operating expenses	189,386	186,782	378,078	369,487
Operating income	59,706	64,436	117,495	127,970
Interest income	2,012	1,843	4,204	3,678
Interest expense	(46,858)	(48,894)	(94,740)	(96,528)
Other, net	200	4,906	665	4,983
Income before income taxes and gain on dispositions	15,060	22,291	27,624	40,103
Income tax benefit	5,023	7,121	10,008	13,007
Income before gain on dispositions	20,083	29,412	37,632	53,110
Gain on dispositions of real estate, net of tax	1,508	216,541	1,114	222,728
Net income	21,591	245,953	38,746	275,838
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(813)	(8,677)	(1,764)	(9,607)
Net income attributable to the Aimco Operating Partnership	20,778	237,276	36,982	266,231
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(4,088)	(4,466)	(8,185)	(8,949)
Net income attributable to participating securities	(63)	(293)	(123)	(370)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$16,627	$232,517	$28,674	$256,912

Net income attributable to the Aimco Operating Partnership per common unit – basic	$0.10	$1.42	$0.18	$1.57
Net income attributable to the Aimco Operating Partnership per common unit – diluted	$0.10	$1.41	$0.17	$1.57
Distributions declared per common unit	$0.36	$0.33	$0.72	$0.66

Weighted average common units outstanding – basic	163,740	164,188	163,777	163,707
Weighted average common units outstanding – diluted	164,150	164,606	164,230	164,079

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$21,591	$245,953	$38,746	$275,838
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(345)	(411)	(355)	(1,085)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	369	398	755	818
Unrealized gains (losses) on investments in debt securities classified as available-for-sale	1,080	(232)	(421)	5,951
Other comprehensive income (loss)	1,104	(245)	(21)	5,684
Comprehensive income	22,695	245,708	38,725	281,522
Comprehensive income attributable to noncontrolling interests	(856)	(8,725)	(1,865)	(9,694)
Comprehensive income attributable to the Aimco Operating Partnership	$21,839	$236,983	$36,860	$271,828

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,746	$275,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,323	160,508
Gain on dispositions of real estate, net of tax	(1,114)	(222,728)
Other adjustments	(5,302)	(10,380)
Net changes in operating assets and operating liabilities	(32,640)	(26,473)
Net cash provided by operating activities	176,013	176,765
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(8,189)	(6,119)
Capital expenditures	(176,388)	(166,030)
Proceeds from dispositions of real estate	10,915	298,691
Purchases of corporate assets	(6,005)	(4,425)
Change in restricted cash	1,780	(286,841)
Other investing activities	733	10,013
Net cash used in investing activities	(177,154)	(154,711)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	68,535	38,261
Principal repayments on non-recourse property debt	(91,420)	(59,267)
Proceeds from term loan	250,000	—
Net borrowings on revolving credit facility	227,790	133,540
Payment of distributions to holders of Preferred Units	(8,185)	(8,949)
Payment of distributions to General Partner and Special Limited Partner	(112,661)	(103,050)
Payment of distributions to Limited Partners	(5,408)	(5,169)
Payment of distributions to noncontrolling interests	(1,880)	(3,295)
Purchases of noncontrolling interests in consolidated real estate partnerships	(311,055)	—
Other financing activities	(12,057)	(9,689)
Net cash provided by (used in) financing activities	3,659	(17,618)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,518	4,436
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,244	50,789
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,762	$55,225

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as OP Units. OP Units include common partnership units and high performance partnership units, which we refer to as common OP Units, as well as partnership preferred units, which we refer to as preferred OP Units. As of June 30, 2017, after eliminations for units held by consolidated subsidiaries, the Aimco Operating Partnership had 164,483,596 common partnership units and equivalents outstanding. As of June 30, 2017, Aimco owned 157,022,720 of the common partnership units (95.5% of the common partnership units and equivalents) of the Aimco Operating Partnership and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of June 30, 2017, we owned an equity interest in 141 apartment communities with 39,187 apartment homes in our real estate portfolio. Our Real Estate portfolio, which comprises our reportable segment, is diversified by both price point and geography and consists primarily of market rate apartment communities in which we own a substantial interest. We consolidated 137 of these apartment communities with 39,045 apartment homes.
As of June 30, 2017, we also owned nominal ownership positions in partnerships holding 46 low-income housing tax credit apartment communities with 6,898 apartment homes. We provide services to these partnerships and receive fees and other payments in return. Our relationship with these partnerships is different than real estate ownership and is better described as an asset management business, or Asset Management. In accordance with accounting principles generally accepted in the United States of America, or GAAP, we are required to consolidate in our financial statements partnerships owning an aggregate of 39 apartment communities with 6,211 apartment homes.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Effective in 2017, we modified our condensed consolidated balance sheets to present the assets and liabilities of consolidated partnerships served by our Asset Management business separately from those amounts relating to our Real Estate portfolio. We have similarly modified our condensed consolidated statements of operations to present separately the rental and other property revenues and property operating expenses of consolidated partnerships served by our Asset Management business. We have reclassified these items in the condensed consolidated balance sheets as of December 31, 2016, and in the condensed consolidated statements of operations for the three and six months ended June 30, 2016, to conform to the current presentation. These reclassifications had no effect on previously reported total assets, total liabilities or net income amounts.
Principles of Consolidation
Aimco’s accompanying condensed consolidated financial statements include the accounts of Aimco, the Aimco Operating Partnership, and their consolidated subsidiaries. The Aimco Operating Partnership’s condensed consolidated financial statements include the accounts of the Aimco Operating Partnership and its consolidated subsidiaries, including partnerships served by our Asset Management business (see note Note 8). All significant intercompany balances and transactions have been eliminated in consolidation.
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
Temporary Equity and Partners’ Capital
The following table presents a reconciliation of the Aimco Operating Partnership’s Preferred OP Units from December 31, 2016 to June 30, 2017. The Preferred OP Units may be redeemed at the holders’ option (as further discussed in Note 5), and therefore are presented within temporary equity in Aimco’s condensed consolidated balance sheets and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets (in thousands).

Balance, December 31, 2016	$103,201
Distributions to preferred unitholders	(3,888)
Redemption of preferred units and other	(1,664)
Net income	3,888
Balance, June 30, 2017	$101,537
Aimco Equity (including Noncontrolling Interests)
The following table presents a reconciliation of Aimco’s consolidated permanent equity accounts from December 31, 2016 to June 30, 2017 (in thousands):

	Aimco Equity	Noncontrolling interests in consolidated real estate partnerships	Common noncontrolling interests in Aimco Operating Partnership	Total Equity
Balance, December 31, 2016	$1,793,903	$151,121	$(58)	$1,944,966
Contributions	—	3,341	—	3,341
Dividends on Preferred Stock	(4,297)	—	—	(4,297)
Dividends and distributions on Common Stock and common OP Units	(113,054)	(1,880)	(5,408)	(120,342)
Redemptions of common OP Units	—	—	(10,448)	(10,448)
Amortization of stock-based compensation cost	4,824	—	306	5,130
Effect of changes in ownership for consolidated entities	(159,025)	(157,056)	3,358	(312,723)
Cumulative effect of a change in accounting principle	(59,586)	—	(2,881)	(62,467)
Change in accumulated other comprehensive loss	(115)	101	(7)	(21)
Other	102	—	—	102
Net income	31,750	1,764	1,344	34,858
Balance, June 30, 2017	$1,494,502	$(2,609)	$(13,794)	$1,478,099
On June 30, 2017, we acquired the 47% noncontrolling limited partner interest in the Palazzo joint venture, as further discussed in Note 3. As a result of this transaction we recorded the consideration paid in excess of the noncontrolling interest in the consolidated real estate partnership of $155.6 million as a reduction of Aimco’s additional paid-in capital and the Aimco Operating Partnership’s partners capital.
Please refer to the Accounting Pronouncements Adopted in the Current Year heading below, for further discussion of the cumulative effect of a change in accounting principle.
Partners’ Capital attributable to the Aimco Operating Partnership
The following table presents a reconciliation of the consolidated partners’ capital balances in permanent capital that are attributable to the Aimco Operating Partnership from December 31, 2016 to June 30, 2017 (in thousands):

Partners’ capital attributable to the Aimco Operating Partnership
Balance, December 31, 2016	$1,793,845
Distributions to preferred units held by Aimco	(4,297)
Distributions to common units held by Aimco	(113,054)
Distributions to common units held by Limited Partners	(5,408)
Redemption of common OP Units	(10,448)
Amortization of Aimco stock-based compensation cost	5,130
Effect of changes in ownership for consolidated entities	(155,667)
Cumulative effect of a change in accounting principle	(62,467)
Change in accumulated other comprehensive loss	(122)
Other	102
Net income	33,094
Balance, June 30, 2017	$1,480,708
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
Accounting Pronouncements Adopted in the Current Year
Effective April 1, 2017, we elected to adopt early the new accounting standard that revised the GAAP definition of a business. Under the new standard we expect that apartment communities will no longer be considered businesses in most acquisitions and dispositions. Under the new standard, transaction costs incurred related to the acquisition of real estate operations will be capitalized as a cost of the acquisition. Additionally, we will no longer allocate goodwill to apartment communities for purposes of calculating gains or losses upon sale. We have applied the new standard prospectively to transactions occurring after April 1, 2017. This standard did not have a significant effect on our financial condition or results of operations.
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
Also effective January 1, 2017, we adopted guidance that simplifies the accounting for share-based compensation. Under prior practice, tax benefits in excess of those associated with compensation cost recognized in accordance with GAAP, or windfalls, were recorded in equity and tax deficiencies were recorded in equity until previous windfalls had been recouped and then recognized in earnings. Under the new guidance, all of the tax effects related to share-based compensation are recognized through earnings. This guidance is applied to all windfalls and tax deficiencies resulting from settlements occurring after January 1, 2017. The new guidance also requires windfalls to be recorded in the period the related transaction triggering tax consequences, such as an exercise of stock options or vesting of restricted shares, occurs. This change in timing of recognition has been applied on a modified retrospective basis. We did not record a cumulative effect adjustment to opening retained earnings on the date of adoption as there were no accumulated windfalls recorded in equity. Compared to prior periods, we may experience incremental volatility in income tax benefit or expense resulting from the recognition in earnings of windfall benefits or deficiencies upon the exercise of stock options and vesting of restricted shares.
Note 3 — Significant Transactions, Dispositions of Apartment Communities and Assets Held for Sale
On June 30, 2017, we reacquired for $451.5 million, the 47% noncontrolling limited partner interest in the Palazzo joint venture, which owns three communities with a total of 1,382 apartment homes located in Los Angeles, California. We assumed $140.5 million of the noncontrolling interest partner’s share of existing non-recourse property-level debt and paid $311.0 million in cash consideration, which was funded by short-term borrowings we expect to repay using proceeds from apartment community sales. We now own all of the interests in the Palazzo joint venture and its underlying apartment communities. Prior to the transaction, we consolidated in our financial statements the joint venture and underlying apartment communities, therefore this transaction has been accounted for as an equity transaction. In accordance with GAAP, we recognized the $155.6 million of consideration paid in excess of the noncontrolling interest balance as a reduction of additional paid-in capital within Aimco’s equity and the Aimco Operating Partnership’s partners capital.
Also on June 30, 2017, we entered into a second amended and restated senior secured credit agreement, or the Credit Agreement. The Credit Agreement continues our existing $600.0 million revolving loan facility with consistent terms and provides for a $250.0 million term loan, which we used to fund a portion of the Palazzo acquisition. The term loan matures on June 30, 2018, includes a one-year extension option, subject to the satisfaction of customary conditions, and currently bears interest at 30-day LIBOR plus 1.35%. We paid lender and other fees of $1.0 million in connection with the term loan, which have been deferred and will be recognized as additional interest over the duration of the term loan.
During the six months ended June 30, 2017, partnerships served by the Asset Management business sold two apartment communities with a total of 252 apartment homes, resulting in gains of $2.6 million, and related tax expense of $0.9 million.
We are currently marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. Additionally, the consolidated partnerships served by our Asset Management business periodically evaluates for sale certain of their apartment communities. At the end of each reporting period, we evaluate whether any consolidated apartment communities meet the criteria to be classified as held for sale. As of June 30, 2017, no apartment communities were classified as held for sale.
Note 4 — Commitments and Contingencies
Commitments
In connection with our redevelopment, development and capital improvement activities, we have entered into various construction-related contracts and we have made commitments to complete redevelopment of certain apartment communities, pursuant to financing or other arrangements. As of June 30, 2017, our commitments related to these capital activities totaled approximately $80.8 million, most of which we expect to incur during the next 12 months.
We enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
Tax Credit Arrangements
For various consolidated partnerships served by our Asset Management business, we are required to manage the partnerships and related apartment communities in compliance with various laws, regulations and contractual provisions that apply to historic and low-income housing tax credit syndication arrangements. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized by the limited partners in these partnerships and would require a refund or reduction of investor capital contributions, which are reported as deferred income in our condensed consolidated balance sheets, until such time as our obligation to deliver tax benefits is relieved. The remaining compliance periods for the tax credit syndication arrangements range from less than one year to eight years. We do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.

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
La Jolla Cove Litigation
We are a defendant in a lawsuit filed by a group of disappointed buyers that contend we interfered with their allegedly superior right to acquire the La Jolla Cove property. The case, pending in state court in California, is in fact discovery at this stage. The disappointed buyers have filed a motion for summary adjudication, which requests that the judge issue declaratory relief and award the property to them.  The motion is presently set for hearing in August.  The case is set for jury trial in February 2018.  Although the outcome of this litigation is uncertain, we do not believe its resolution will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
Environmental
Various federal, state and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present in the land or buildings of an apartment community. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions. Moreover, private plaintiffs may potentially make claims for investigation and remediation costs they incur or for personal injury, disease, disability or other infirmities related to the alleged presence of hazardous materials. In addition to potential environmental liabilities or costs associated with our current apartment communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future, or apartment communities we no longer own or operate.
We are engaged in discussions with the Environmental Protection Agency, or EPA, and the Indiana Department of Environmental Management, or IDEM, regarding contaminated groundwater in a residential area in the vicinity of an Indiana apartment community that has not been owned by us since 2008. The contamination allegedly derives from a dry cleaner that operated on our former property, prior to our ownership. We have undertaken a voluntary remediation of the dry cleaner contamination under IDEM’s oversight, and in previous years accrued our share of the then estimated cleanup and abatement costs. In September 2016, EPA listed our former community and a number of residential communities in the vicinity on the National Priorities List, or NPL (i.e. as a Superfund site), and IDEM has formally sought to terminate us from the voluntary remediation program. We have filed a formal appeal of the EPA listing and the IDEM termination of us from the voluntary remediation program. Although the outcome of these processes are uncertain, we do not expect their resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We also have been contacted by regulators and the current owner of a property in Lake Tahoe regarding environmental issues allegedly stemming from the historic operation of a dry cleaner. An entity owned by us was the former general partner of a now-dissolved company that previously owned a site that was used for dry cleaning. That entity and the current property owner have been remediating the dry cleaner site since 2009, under the oversight of the Lahontan Regional Water Quality Control Board, or Lahontan. In 2016, Lahontan sent us, the current property owner and a former operator of the dry cleaner drafts of a proposed cleanup and abatement order that if entered as drafted, would have required all three parties to perform additional groundwater investigation and corrective actions with respect to onsite and offsite contamination. After review of comments from us, Lahontan issued a final order in May 2017. The final order adds one more potentially-responsible party, acknowledges that there may be additional responsible parties, and narrows (as compared to earlier drafts) the scope of work. We filed an appeal of the final order in June 2017. Although the outcome of this process is uncertain, we do not expect its resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of June 30, 2017, are immaterial to our consolidated financial condition, results of operations and cash flows.
Note 5 — Earnings per Share and Unit
Aimco and the Aimco Operating Partnership calculate basic earnings per common share and basic earnings per common unit based on the weighted average number of shares of Common Stock and common partnership units and participating securities outstanding and calculate diluted earnings per share and diluted earnings per unit taking into consideration dilutive common stock and common partnership unit equivalents and dilutive convertible securities outstanding during the period.
Our common stock and common partnership unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. These equivalents also include unvested total shareholder return-based restricted stock and unit awards that do not meet the definition of participating securities, which would result in an increase in the number of common shares and common partnership units outstanding equal to the number of shares that vest. The effect of these securities was dilutive for the three and six months ended June 30, 2017 and 2016, and accordingly has been included in the denominator for calculating diluted earnings per share and unit during these periods.
Our time-based restricted stock awards receive dividends similar to shares of Common Stock and common partnership units prior to vesting. These dividends are not forfeited in the event that the restricted stock does not vest. Therefore, the unvested shares and units related to these awards are participating securities. The effect of participating securities is included in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings. There were 0.2 million unvested participating shares and units at June 30, 2017 and 2016.
The Aimco Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The Aimco Operating Partnership may redeem these units for cash, or at its option, shares of Common Stock. As of June 30, 2017, these preferred OP Units were potentially redeemable for approximately 2.4 million shares of Common Stock (based on the period end market price), or cash. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations and we expect to exclude them in future periods.
Note 6 — Fair Value Measurements
Recurring Fair Value Measurements
We measure at fair value on a recurring basis our investments in the securitization trust that holds certain of our property debt, which we classify as available for sale, or AFS, securities, and our interest rate swaps, both of which are classified within Level 2 of the GAAP fair value hierarchy.
Our investments classified as AFS are presented within other assets in the accompanying condensed consolidated balance sheets. We hold several positions in the securitization trust that pay interest currently and we also hold the first loss position in the securitization trust, which accrues interest over the term of the investment. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining term of the investments, which, as of June 30, 2017, was approximately 3.9 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $75.1 million and $72.5 million at June 30, 2017 and December 31, 2016, respectively. We estimated the fair value of these investments to be $78.2 million and $76.1 million at June 30, 2017 and December 31, 2016, respectively.
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
The following table sets forth a summary of the changes in fair value of these interest rate swaps (in thousands):

	Six Months Ended June 30,
	2017	2016
Beginning balance	$(3,175)	$(4,938)
Unrealized losses included in interest expense	(23)	(22)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	755	818
Unrealized losses included in equity and partners’ capital	(355)	(1,085)
Ending balance	$(2,798)	$(5,227)

As of June 30, 2017 and December 31, 2016, these interest rate swaps had aggregate notional amounts of $49.3 million and $49.6 million, respectively. As of June 30, 2017, these swaps had a weighted average remaining term of 3.5 years. We have designated these interest rate swaps as cash flow hedges. The fair value of these swaps is presented within accrued liabilities and other in our condensed consolidated balance sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity and partners’ capital to the extent of their effectiveness.
If the forward rates at June 30, 2017 remain constant, we estimate that during the next 12 months, we would reclassify approximately $1.2 million of the unrealized losses in accumulated other comprehensive loss into earnings. If market interest rates increase above the 3.44% weighted average fixed rate under these interest rate swaps the consolidated partnerships will benefit from net cash payments due from the counterparties to the interest rate swaps.
Fair Value Disclosures
We believe that the aggregate fair value of the consolidated amounts of cash and cash equivalents, receivables and payables approximates their aggregate carrying amounts at June 30, 2017 and December 31, 2016, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of consolidated total indebtedness associated with our Real Estate portfolio and the non-recourse property debt of the consolidated partnerships served by our Asset Management was approximately $4.5 billion and $4.0 billion at June 30, 2017 and December 31, 2016, respectively, as compared to aggregate carrying amounts of $4.3 billion and $3.9 billion, respectively. We estimate the fair value of debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered assets within our portfolio. We classify the fair value of debt within Level 3 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.
Note 7 — Business Segments
In 2017, we revised the information regularly reviewed by our chief executive officer, who is our chief operating decision maker, to assess our operating performance. Apartment communities are classified as either part of our Real Estate portfolio or those owned through partnerships served by our Asset Management business.
Our Real Estate portfolio consisted of 141 apartment communities with 39,187 apartment homes at June 30, 2017. This portfolio is diversified by both price point and geography and consists primarily of market rate apartment communities.
Our chief operating decision maker uses proportionate property net operating income to assess the operating performance of our apartment communities. Proportionate property net operating income reflects our share of rental and other property revenues less direct property operating expenses, including real estate taxes, for consolidated apartment communities we own and manage. As of June 30, 2017, for segment performance evaluation, our Real Estate segment included 137 consolidated apartment communities with 39,045 apartment homes and excluded four apartment communities with 142 apartment homes that we neither manage nor consolidate.
As discussed in Note 1, as of June 30, 2017, through our Asset Management business we also owned nominal ownership positions in consolidated partnerships for which we provide asset management services. These partnerships own 46 low-income housing tax credit apartment communities with 6,898 apartment homes. Neither the results of operations, nor the assets of these partnerships and apartment communities are quantitatively material; therefore, we have one reportable segment, Real Estate. The results of operations for the three and six months ended June 30, 2016, and the segment assets as of December 31, 2016, shown below have been revised to reflect the change in our reportable segments.
The following tables present the revenues, net operating income and income before gain on dispositions of our Real Estate segment on a proportionate basis (excluding amounts related to apartment communities sold) for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Real Estate	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Three Months Ended June 30, 2017
Rental and other property revenues attributable to Real Estate	$219,137	$7,199	$1,367	$227,703
Rental and other property revenues of partnerships served by Asset Management business	—	—	18,533	18,533
Tax credit and transaction revenues	—	—	2,856	2,856
Total revenues	219,137	7,199	22,756	249,092
Property operating expenses attributable to Real Estate	68,387	2,265	8,362	79,014
Property operating expenses of partnerships served by Asset Management business			8,382	8,382
Other operating expenses not allocated to reportable segment (3)	—	—	101,990	101,990
Total operating expenses	68,387	2,265	118,734	189,386
Net operating income	150,750	4,934	(95,978)	59,706
Other items included in income before gain on dispositions (4)	—	—	(39,623)	(39,623)
Income before gain on dispositions	$150,750	$4,934	$(135,601)	$20,083

	Real Estate	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Three Months Ended June 30, 2016
Rental and other property revenues attributable to Real Estate	$205,283	$7,429	$11,029	$223,741
Rental and other property revenues of partnerships served by Asset Management business	—	—	19,130	19,130
Tax credit and transaction revenues	—	—	8,347	8,347
Total revenues	205,283	7,429	38,506	251,218
Property operating expenses attributable to Real Estate	66,694	2,279	10,735	79,708
Property operating expenses of partnerships served by Asset Management business	—	—	9,252	9,252
Other operating expenses not allocated to reportable segment (3)	—	—	97,822	97,822
Total operating expenses	66,694	2,279	117,809	186,782
Net operating income	138,589	5,150	(79,303)	64,436
Other items included in income before gain on dispositions (4)	—	—	(35,024)	(35,024)
Income before gain on dispositions	$138,589	$5,150	$(114,327)	$29,412

	Real Estate	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Six Months Ended June 30, 2017
Rental and other property revenues attributable to Real Estate	$436,112	$14,496	$2,323	$452,931
Rental and other property revenues of partnerships served by Asset Management business	—	—	37,095	37,095
Tax credit and transaction revenues	—	—	5,547	5,547
Total revenues	436,112	14,496	44,965	495,573
Property operating expenses attributable to Real Estate	137,851	4,568	16,221	158,640
Property operating expenses of partnerships served by Asset Management business			17,579	17,579
Other operating expenses not allocated to reportable segment (3)	—	—	201,859	201,859
Total operating expenses	137,851	4,568	235,659	378,078
Net operating income	298,261	9,928	(190,694)	117,495
Other items included in income before gain on dispositions (4)	—	—	(79,863)	(79,863)
Income before gain on dispositions	$298,261	$9,928	$(270,557)	$37,632

	Real Estate	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Six Months Ended June 30, 2016
Rental and other property revenues attributable to Real Estate	$407,347	$15,022	$23,963	$446,332
Rental and other property revenues of partnerships served by Asset Management business	—	—	38,020	38,020
Tax credit and transaction revenues	—	—	13,105	13,105
Total revenues	407,347	15,022	75,088	497,457
Property operating expenses attributable to Real Estate	131,941	4,224	23,015	159,180
Property operating expenses of partnerships served by Asset Management business			18,789	18,789
Other operating expenses not allocated to reportable segment (3)	—	—	191,518	191,518
Total operating expenses	131,941	4,224	233,322	369,487
Net operating income	275,406	10,798	(158,234)	127,970
Other items included in income before gain on dispositions (4)	—	—	(74,860)	(74,860)
Income before gain on dispositions	$275,406	$10,798	$(233,094)	$53,110

(1)
Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the results of consolidated apartment communities in our Real Estate segment, which are included in the related consolidated amounts, but excluded from proportionate property net operating income for our segment evaluation.

(2)
Includes the operating results of apartment communities sold during 2017 or 2016, and the operating results of apartment communities owned by consolidated partnerships served by our Asset Management business. Corporate and Amounts Not Allocated to Reportable Segment also includes property management revenues (which are included in consolidated rental and other property revenues), property management expenses and casualty gains and losses (which are included in consolidated property operating expenses) and depreciation and amortization, which are not part of our segment performance measure.

(3)
Other operating expenses not allocated to reportable segment consist of depreciation and amortization, general and administrative expenses and other operating expenses, which are not included in our measure of segment performance.

(4)	Other items included in income before gain on dispositions primarily consist of interest expense and income tax benefit.

For the six months ended June 30, 2017 and 2016, capital additions related to our Real Estate segment totaled $172.3 million and $163.1 million, respectively.
The assets of our reportable segment and the consolidated assets not allocated to our segment are as follows (in thousands):

	June 30, 2017	December 31, 2016
Real Estate	$5,583,603	$5,545,693
Corporate and other assets (1)	615,599	687,125
Total consolidated assets	$6,199,202	$6,232,818

(1)	Includes the assets of consolidated partnerships served by the Asset Management business and apartment communities sold as of June 30, 2017.
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

	June 30, 2017	December 31, 2016
Real Estate portfolio:
VIEs with interests in apartment communities	12	13
Apartment communities held by VIEs	16	19
Apartment homes in communities held by VIEs	4,728	6,110
Consolidated partnerships served by the Asset Management business:
VIEs with interests in apartment communities	53	54
Apartment communities held by VIEs	37	38
Apartment homes in communities held by VIEs	5,893	6,093

Assets of the Aimco Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the Aimco Operating Partnership. Assets and liabilities of consolidated VIEs are summarized in the table below (in thousands):

	June 30, 2017	December 31, 2016
Real Estate portfolio:
Assets
Net real estate	$563,106	$897,510
Cash and cash equivalents	15,259	15,877
Restricted cash	6,882	7,981
Liabilities
Non-recourse property debt secured by Real Estate communities, net	420,043	725,061
Accrued liabilities and other	13,832	14,270
Consolidated partnerships served by the Asset Management business:
Assets
Real estate, net	222,409	235,920
Cash and cash equivalents	17,350	14,926
Restricted cash	29,311	32,542
Liabilities
Non-recourse property debt	222,779	229,509
Accrued liabilities and other	15,545	16,934

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our results for the three months ended June 30, 2017, included a number of factors that demonstrate our plan is working, as demonstrated by the following highlights:

•
property operations were on track, with Same Store property net operating income up 4.9% year-over-year, contributing an incremental $0.03 per share of proportionate property net operating income during the three months ended June 30, 2017 as compared to the same period in 2016;

•
our portfolio outside of Same Store contributed incremental proportionate property net operating income of $0.04 per share during the three months ended June 30, 2017, as compared to the same period in 2016… and our Redevelopment and lease-up projects are on plan;

•
our portfolio continues to improve, boosted during the three months ended June 30, 2017 by the purchase of our partner’s 47% interest in the Palazzo communities, three high-quality properties that we know well and have operated since their construction (the acquisition is discussed further under the Portfolio Management heading below); and

•	Aimco was recognized once again as one of Colorado’s Top Workplaces, one of only dozen or so to earn this recognition for a fifth consecutive year among the hundreds considered.
These activities and their results lead to an increase in FFO and Pro forma FFO per share of $0.02, or 3.4%, for the three months ended June 30, 2017, as compared to the same period in 2016. The primary drivers of the increase in FFO and Pro forma FFO per share were:

•	$0.07 from growth in the property net operating income of our Same Store portfolio and our portfolio outside of Same Store; and

•	$0.04 from lower interest expense, lower general and administrative costs and lower other expenses.
These increases of $0.11 in FFO and Pro forma FFO per share for the three months ended June 30, 2017 as compared to 2016 were offset by reductions of $0.09, consisting of:

•	$0.04 from the planned reductions in earnings from the Asset Management business;

•	$0.02 from lower tax benefits; and

•	$0.03 from the loss of income from apartment communities sold in 2016.
For the same period, the increase in FFO and Pro forma FFO per share was partially offset by planned increases in capital replacement spending, resulting in a $0.01, or 2.0%, increase in AFFO per share.
Property Operations
We own and operate a portfolio of apartment communities diversified by both geography and price point. At June 30, 2017, our Real Estate portfolio included 141 predominantly market rate apartment communities with 39,187 apartment homes in which we held an average ownership of approximately 99%.
Our property operations team delivered solid results for our Real Estate portfolio for the three months ended June 30, 2017. Highlights for the quarter include:

•	Same Store net operating income increased year-over-year by 4.9%, consisting of revenue growth of 3.4% and expense reduction of 0.3%;

•	Same Store rent increases on renewals and new leases averaged of 4.6% and 1.0%, respectively, for a weighted average increase of 2.7%; and

•	We completed the lease-up at Indigo, in Redwood City, California, with 95.5% of the apartment homes leased at June 30, 2017.
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
During the three months ended June 30, 2017, we invested $47.4 million in ongoing redevelopment and development projects and expanded our redevelopment pipeline by $37.7 million. The total estimated net investment for these redevelopment and development communities is $553.7 million with a projected weighted average net operating income yield on these investments of 6.1%.
At Park Towne Place, a mixed-use residential community located in Center City, Philadelphia, we are redeveloping the four towers, one at a time. We have substantially completed redevelopment and lease-up of the first two towers. Construction of the third tower is underway and on schedule for completion later this year. We have already leased 57% of the apartment homes being redeveloped in the third tower. Based on the success of the first three towers, we are evaluating the optimal timing to redevelop the fourth tower.
During the three months ended June 30, 2017, we commenced a $28.0 million phased redevelopment of Palazzo East at Park La Brea, a 611 apartment home community located in Los Angeles, California. The redevelopment plan includes the renovation of the apartment homes as well as common areas. The redevelopment will enable us to differentiate this community from our three nearby apartment communities (Palazzo at Park La Brea, Broadcast Center and Villas at Park La Brea) to serve distinct market segments. Approval of the second phase is expected next year.
During the three months ended June 30, 2017, we also began an initial phase of redevelopment for the Flamingo South Beach, a 1,294 apartment home community in Miami, Florida. This initial phase includes the full upgrade to property-wide security systems and elevators, as well as upgrades to common areas. Approval of the second phase is expected later in 2017 and is expected to include renovation of the apartment homes within the community.
We currently have nine communities under redevelopment, with an expected increase in average monthly revenue of $409 per apartment home. Leasing activities during the three months ended June 30, 2017 included 541 apartment homes, primarily at Park Towne Place and The Sterling, in Center City Philadelphia. Rent achievement at these two communities averaged 138% of pre-redevelopment rents and contributed to incremental redevelopment related revenues of $1.2 million compared to the three months ended June 30, 2016.
Additionally during the three months ended June 30, 2017, we completed the lease-up of Indigo in Redwood City, California. When combined with activity at One Canal in Boston, a total of 135 leases were transacted during the three months ended June 30, 2017, contributing to $7.4 million of incremental revenue compared to the three months ended June 30, 2016.
At June 30, 2017, our lease-up exposure is primarily limited to Park Towne Place, where there are approximately 150 apartment homes to rent once construction is completed in the third tower.
See below under the Liquidity and Capital Resources – Redevelopment and Development heading for additional information regarding our redevelopments and developments during the six months ended June 30, 2017.

Portfolio Management
Our portfolio strategy seeks predictable rent growth from a portfolio of apartment communities that is diversified across “A,” “B” and “C+” price points, averaging “B/B+” in quality, and that is also diversified across the largest markets in the United States. We measure the quality of apartment communities in our Real Estate portfolio based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of the local market average, as “B” quality apartment communities those earning rents between 90% and 125% of the local market average; “C+” quality apartment communities are those earning rents greater than $1,100 per month, but lower than 90% of the local market average; and “C” quality apartment communities are those earning rents less than $1,100 per month and lower than 90% of the local market average. We classify as “B/B+” quality a portfolio that on average earns rents between 100% and 125% of the local market average rents where the portfolio is located. Although some companies and analysts within the multifamily real estate industry use apartment community quality ratings of “A,” “B” and “C,” some of which are tied to local market rent averages, the metrics used to classify apartment community quality as well as the timing for which local market rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multifamily real estate industry.
As part of our portfolio strategy, we seek to sell each year up to 10% of the apartment communities in our portfolio and invest the proceeds from such sales in prospects with higher projected free cash flow returns than those expected from communities sold, such as property upgrades, redevelopment of communities in our current portfolio, occasional development of new communities and selective acquisitions of apartment communities. We execute our strategy through leverage neutral paired trades when the investment will yield risk-adjusted returns in excess of those of the apartment community sold and when portfolio quality is enhanced. Through this disciplined approach to capital recycling, which we refer to as “paired trades”, we have significantly increased the quality and expected growth rate of our Real Estate portfolio as evidenced by increased average revenue per Aimco apartment home for the portfolio and higher average rents compared to local market rents.

	Three Months Ended
	June 30,
	2017	2016
Average revenue per Aimco apartment home (1)	$2,038	$1,908
Portfolio average rents as a percentage of local market average rents	113%	113%
Percentage A (2Q 2017 average revenue per Aimco apartment home $2,658)	53%	50%
Percentage B (2Q 2017 average revenue per Aimco apartment home $1,752)	33%	37%
Percentage C+ (2Q 2017 average revenue per Aimco apartment home $1,693)	14%	13%
(1) Represents average monthly rental and other property revenues divided by the number of occupied apartment homes multiplied by our ownership interest in the apartment community as of the end of the current period. Average revenue per Aimco apartment home for the three months ended June 30, 2017 has been increased by $24, which represents the effect of the Palazzo acquisition on average revenue as if the transaction had closed on April 1, 2017.

On June 30, 2017, we reacquired for $451.5 million the 47% limited partner interest in the Palazzo joint venture. We once again own 100% of the three Palazzo apartment communities: Palazzo at Park La Brea, a 521 apartment home community; Palazzo East at Park La Brea, a 611 apartment home community; and Villas at Park La Brea, a 250 apartment home community. The communities are located in the Mid-Wilshire district of Los Angeles, California. We contracted for the communities’ construction 15 years ago and have operated the communities since their completion. The acquisition is expected to be leverage neutral once short-term borrowings are refunded by sales of lower-rated apartment communities.This transaction shifts capital from submarkets with lower revenue growth to a submarket with 30% higher rent growth and 21% higher free cash flow margins.
During the three months ended June 30, 2017, adjusting for the Palazzo transaction, average revenue per Aimco apartment home for our Real Estate portfolio was $2,038, a 7% increase compared to three months ended June 30, 2016. The increase was partially due to growth in Same Store average revenue per Aimco apartment home of 3.4%. The sale of apartment communities in 2016, with average monthly revenues per Aimco apartment home substantially lower than those of the retained portfolio and our reinvestment of the sales proceeds through redevelopment, development and acquisition of apartment communities with higher rents and better free cash flow return prospects also contributed to the growth in average revenue per Aimco apartment home.
As we execute our portfolio strategy, we expect to increase average revenue per Aimco apartment home for our Real Estate portfolio at a rate greater than market rent growth; to increase free cash flow margins; and to maintain sufficient geographic and price point diversification to limit volatility and concentration risk.

Balance Sheet and Liquidity
We target net leverage of $3.8 billion. During the three months ended June 30, 2017, we increased our leverage above this target to acquire the 47% limited partner interest in the Palazzo joint venture. The increase in leverage included our assumption of $140.5 million in existing non-recourse property debt, $250.0 million in a new term loan, and $60.8 million in borrowings against the revolving credit facility. We plan to sell apartment communities in Rhode Island, Virginia, Maryland, and New Jersey to repay the term loan and reduce leverage to our $3.8 billion target.
Our leverage includes our share of long-term, non-recourse property debt secured by apartment communities in our Real Estate portfolio, our one-year term loan, outstanding borrowings under our revolving credit facility, and outstanding preferred equity. In our calculation of leverage, we exclude non-recourse property debt obligations of consolidated partnerships served by our Asset Management business, as these are not our obligations and they have limited effect on the amount of fees and other amounts we expect to receive in our role as asset manager for these partnerships.
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
Proportionate Debt, Adjusted EBITDA and Adjusted Interest Expense, as used in these ratios, are non-GAAP financial measures, which are further discussed and reconciled under the Non-GAAP Measures – Leverage Ratios heading. Preferred Equity represents Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units. Our leverage ratios for the three months ended June 30, 2017 are presented below:

Three Months Ended June 30, 2017
Proportionate Debt to Adjusted EBITDA	6.8x
Proportionate Debt and Preferred Equity to Adjusted EBITDA	7.2x
Adjusted EBITDA to Adjusted Interest Expense	3.7x
Adjusted EBITDA to Adjusted Interest Expense and Preferred Dividends	3.3x
Due to the lease-up of apartment communities recently acquired, developed or redeveloped, computation of our leverage ratios using trailing 12-month Adjusted EBITDA is not reflective of current period operating results, nor of material transactions that may have occurred during the trailing 12-month period. These deficiencies led us to revise our calculation of leverage ratios to be based on the current quarter results, annualized, and adjusted further to reflect material transactions during the quarter. As applied to the three months ended June 30, 2017, we calculated our leverage ratios as though we acquired the limited partner interests in the Palazzo joint venture on April 1, 2017.
Changing from trailing 12-months to annualized second quarter results lowered our Proportionate Debt to Adjusted EBITDA and Proportionate Debt and Preferred Equity to Adjusted EBITDA by 0.2x, primarily due to the increased contribution from the lease-up of apartment communities discussed above. The consideration of the Palazzo acquisition lowered the same ratios by another 0.2x.
We expect improvement in leverage metrics from earnings growth, primarily due to increasing contribution from redevelopment and lease-up apartment communities and reduction in debt balances due to regularly scheduled debt amortization and apartment community sales, partially offset by the loss of earnings from sold communities. We expect that these activities will reduce our Proportionate Debt to Adjusted EBITDA and Proportionate Debt and Preferred Equity to Adjusted EBITDA ratios by year-end to approximately 6.2x and 6.6x, respectively.
As of June 30, 2017, we held unencumbered apartment communities with an estimated fair value of approximately $1.8 billion.
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
During the three months ended June 30, 2017, we priced seven loans totaling $79.4 million. These loans have a weighted average interest rate of 3.46%, a spread of 129 basis points over the corresponding treasury rates at the time of pricing.

Culture
Our culture is the key to our success. Our emphasis on a collaborative, respectful, and performance-oriented culture is what enables the continuing transformation of the Aimco business. In April 2017, Aimco was recognized by the Denver Post as a Top Work Place. We are one of only a dozen Colorado companies of all sizes who have earned this designation for five consecutive years.
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
Three and Six Months Ended June 30, 2017 compared to June 30, 2016
Net income attributable to Aimco decreased by $206.4 million and $218.7 million during the three and six months ended June 30, 2017, respectively, as compared to the June 30, 2016 comparable periods. Net income attributable to the Aimco Operating Partnership decreased by $216.5 million and $229.2 million during the three and six months ended June 30, 2017, respectively, as compared to the June 30, 2016 comparable periods. The decreases in income for Aimco and the Aimco Operating Partnership were primarily due to lower gains on disposition of real estate and higher depreciation and amortization from developments and redevelopments placed into service and our acquisition of Indigo during 2016.
The following paragraphs discuss these and other items affecting the results of operations of Aimco and the Aimco Operating Partnership in more detail.
Property Operations
As described under the preceding Executive Overview heading, our Real Estate segment consists primarily of market rate apartment communities in which we hold a substantial equity ownership interest.
We use proportionate property net operating income to assess the operating performance of our apartment communities. Proportionate property net operating income reflects our share of rental and other property revenues less direct property operating expenses, including real estate taxes, for consolidated apartment communities we manage. Accordingly, the results of operations of our Real Estate segment discussed below are presented on a proportionate basis and exclude the results of four apartment communities with 142 apartment homes that we neither manage nor consolidate.
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
Real Estate Proportionate Property Net Operating Income
We classify apartment communities within our Real Estate segment as Same Store and Non-Same Store. Same Store apartment communities are those that have reached a stabilized level of operations as of January 1, 2016 and maintained it throughout the current and comparable prior periods, and are not expected to be sold within 12 months. Non-Same Store includes communities that do not meet the Same Store definition, including, but not limited to: redevelopment and development apartment communities, which are those currently under construction that have not achieved a stabilized level of operations and those that have been completed in recent years that had not achieved and maintained stabilized operations for both the current and comparable prior year; acquisition apartment communities, which are those we have acquired since the beginning of a two year comparable period; and communities that we expect to sell within twelve months but do not yet meet the criteria to be classified as held for sale.
As of June 30, 2017, as defined by our segment performance metrics, our Real Estate portfolio consisted of 92 Same Store apartment communities with 26,386 apartment homes and 45 Non-Same Store apartment communities with 12,659 apartment homes.
From December 31, 2016 to June 30, 2017, on a net basis, our Same Store portfolio decreased by nine apartment communities and 4,507 apartment homes. These changes consisted of:

•	the addition of three redeveloped apartment communities with 974 apartment homes that were classified as Same Store upon maintaining stabilized operations for the entirety of both periods presented;

•	the addition of one acquired apartment community with 94 apartment homes that was classified as Same Store because we have now owned it for the entirety of both periods presented;

•	the reduction of five apartment communities with 2,460 apartment homes at which we commenced redevelopment or development activities during the period; and

•	the reduction of eight apartment communities with 3,115 apartment homes, which are expected to be sold within 12 months, but do not yet meet the criteria to be classified as held for sale.
As of June 30, 2017, our Non-Same Store apartment communities comprised approximately one-third of our Real Estate portfolio, and included:

•	15 apartment communities with 6,211 apartment homes in redevelopment or development;

•	2 apartment communities with 578 apartment homes recently acquired;

•	4 apartment communities with 604 apartment homes owned that receive forms of government rental assistance;

•
14 apartment communities with 1,556 apartment homes that do not meet the definition of Same Store because they are either subject to agreements that limit the amount by which we may increase rents or have not reached or maintained a stabilized level of occupancy as of the beginning of a two year comparable period, often due to a casualty event; and

•	10 apartment communities with 3,710 apartment homes we expect to sell in the next twelve months but that do not yet meet the criteria to be classified as held for sale.
Prior to 2017, seven of the communities in our Non-Same Store portfolio were classified as part of our prior Affordable segment. The results of operations for these communities are reflected in both 2017 and 2016 comparable periods in the tables below.
Our Real Estate segment results for the three and six months ended June 30, 2017 and 2016, as presented below, are based on the apartment community populations as of June 30, 2017.

	Three Months Ended June 30,
(in thousands)	2017	2016	$ Change	% Change
Rental and other property revenues:
Same Store	$145,861	$141,133	$4,728	3.4%
Non-Same Store	73,276	64,150	9,126	14.2%
Total	219,137	205,283	13,854	6.7%
Property operating expenses:
Same Store	41,725	41,860	(135)	(0.3)%
Non-Same Store	26,662	24,834	1,828	7.4%
Total	68,387	66,694	1,693	2.5%
Proportionate property net operating income:
Same Store	104,136	99,273	4,863	4.9%
Non-Same Store	46,614	39,316	7,298	18.6%
Total	$150,750	$138,589	$12,161	8.8%

For the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, our Real Estate segment’s proportionate property net operating income increased $12.2 million, or 8.8%.
Same Store proportionate property net operating income increased by $4.9 million, or 4.9%. This increase was primarily attributable to a $4.7 million, or 3.4%, increase in rental and other property revenues due to higher average monthly revenues (approximately $64 per Aimco apartment home), comprised primarily of increases in rental rates and partially offset by a 10 basis point decrease in average daily occupancy. Rental rates on renewals transacted during the three months ended June 30, 2017, were 4.6% higher than expiring lease rates, and new lease rates were 1.0% higher than expiring lease rates, resulting in a weighted average increase of 2.7%.
Our Non-Same Store proportionate property net operating income increased by $7.3 million, or 18.6%, a higher rate of growth than our Same Store portfolio due to our Portfolio Management and Redevelopment and Development activities. Our Non-Same Store proportionate property net operating income grew due to our August 2016 acquisition of Indigo and subsequent lease up of this community, and due to the lease-up of apartment homes placed into service following completion of development and redevelopment activities at our One Canal, The Sterling and Park Towne Place communities, partially offset by the lower income from the commencement of redevelopment activities at Palazzo at Park La Brea and the North Tower of Park Towne Place.
We completed the lease-up of Indigo during the three months ended June 30, 2017, and when combined with activity at One Canal, a total of 135 leases were transacted during the three months ended June 30, 2017, contributing to $7.4 million of incremental revenue compared to the three months ended June 30, 2016. Redevelopment leasing activities during the three months ended June 30, 2017 also included 541 apartment homes, primarily at Park Towne Place and The Sterling. Rent achievement at these two communities averaged 138% of pre-redevelopment rents and contributed to incremental redevelopment related revenues of $1.2 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.

	Six Months Ended June 30,
(in thousands)	2017	2016	$ Change	% Change
Rental and other property revenues:
Same Store	$290,906	$281,002	$9,904	3.5%
Non-Same Store	145,206	126,345	18,861	14.9%
Total	436,112	407,347	28,765	7.1%
Property operating expenses:
Same Store	84,637	83,757	880	1.1%
Non-Same Store	53,214	48,184	5,030	10.4%
Total	137,851	131,941	5,910	4.5%
Proportionate property net operating income:
Same Store	206,269	197,245	9,024	4.6%
Non-Same Store	91,992	78,161	13,831	17.7%
Total	$298,261	$275,406	$22,855	8.3%
For the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, our Real Estate segment’s proportionate property net operating income increased $22.9 million, or 8.3%
Same Store proportionate property net operating income increased by $9.0 million, or 4.6%. This increase was primarily attributable to a $9.9 million, or 3.5%, increase in rental and other property revenues due to higher average revenues (approximately $68 per effective home), comprised primarily of increases in rental rates, partially offset by a 20 basis point decrease in average daily occupancy. Rental rates on renewals transacted during the six months ended June 30, 2017 were 4.8% higher than expiring lease rates, and new lease rates were 0.5% higher than expiring lease rates, resulting in a weighted average increase of 2.5%. The increase in Same Store rental and other property revenues was partially offset by a $0.9 million, or 1.1%, increase in property operating expenses, primarily due to increases in real estate taxes and repairs and maintenance, partially offset by lower administrative expenses. During the six months ended June 30, 2017, as compared to 2016, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, decreased by $0.4 million, or 1.0%.
Our Non-Same Store proportionate property net operating income increased by $13.8 million, or 17.7%. Similar to the three month results discussed above, our Non-Same Store proportionate property net operating income grew at a higher rate than did our Same Store property net operating income due to our Portfolio Management and Redevelopment and Development activities.

Our completion of the lease-up of Indigo and One Canal during the six months ended June 30, 2017 contributed to $14.2 million of incremental revenue compared to the six months ended June 30, 2016. Our lease-up of recently completed homes in our redevelopment communities, primarily at Park Towne Place and The Sterling, partially offset by the commencement of redevelopment activities at Palazzo at Park La Brea, Palazzo East at Park La Brea, Saybrook Pointe, Bay Parc Plaza and the Flamingo South Beach, contributed to incremental redevelopment related revenues of $2.3 million during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.
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
For the three months ended June 30, 2017, casualty losses totaled $2.4 million and included several large claims primarily related to fire damage. For the three months ended June 30, 2016, casualty losses totaled $0.7 million.
For the six months ended June 30, 2017, casualty losses totaled $4.3 million and included several large claims primarily related to fire damage. For the six months ended June 30, 2016, casualty losses totaled $2.7 million and included several large claims primarily related to water damage resulting from broken pipes.
Apartment communities previously in our Real Estate portfolio that were sold by December 31, 2016, generated net operating income of $5.5 million and $13.2 million, during the three and six months ended June 30, 2016, respectively.
Asset Management Results
We hold a nominal ownership position in certain consolidated partnerships that own apartment communities that qualify for low-income housing tax credits and are structured to provide for the pass-through of tax credits and tax deductions to their partners. In this role, we provide asset management and other services to these partnerships and receive fees and other payments in return.
In accordance with GAAP, we consolidate most of these partnerships and their underlying apartment communities. Our share of the partnerships’ net operating income, less interest expense and other amounts, was approximately 95% (inclusive of unconsolidated communities) at June 30, 2017, and represents income generated by the partnerships that is currently available to pay fees and other amounts due to us under the contractual agreements.
The operating results of the partnerships served by our Asset Management business and their underlying apartment communities were comparable for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016.
We are also generally responsible for ensuring the underlying apartment communities comply with the requirements to earn low-income housing tax credits. We recognize income associated with the delivery of tax credits and tax deductions delivered to the partners.
For the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, tax credit and transaction revenues decreased by $5.5 million and $7.6 million, respectively. We recognized lower tax credit income, the majority of which was due to our 2016 acquisition of an investor limited partner’s interest in one of the tax credit partnerships (and their rights to undelivered tax credits) prior to the end of the tax credit delivery period. Following the purchase, we generate tax benefits in our results of operations, which largely offsets the tax credit income we otherwise would have recognized. The remainder of the decrease in tax credit income is due to the delivery of the final tax credits for various apartment communities during 2016. Transaction revenues decreased due to a $3.6 million fee earned during the three months ended June 30, 2016 for assisting a third party property owner with respect to a property we previously owned.
We expect the contribution to our net income from asset management activities to decline in future years as we continue to deliver the final tax credits for these communities and, as part of our plan to exit the Asset Management business, the partnerships sell the underlying apartment communities.
Depreciation and Amortization
For the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, depreciation and amortization increased $8.5 million, or 10.5%, and $15.8 million, or 9.9%, respectively, primarily due to amounts placed in service after the completion of apartment homes in our Park Towne Place and The Sterling redevelopments, the completion of our One Canal development, our acquisition of Indigo and other capital additions, partially offset by decreases associated with apartment communities sold.

General and Administrative Expenses
For the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, general and administrative expenses decreased $1.5 million, or 13.0%, and $2.8 million, or 11.9%, respectively, primarily due to lower compensation costs, as well as lower technology, recruiting, personnel and travel costs.
Other Expenses, net
Other expenses, net includes franchise taxes, costs associated with our risk management activities, partnership administration expenses and certain non-recurring items.
For the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, other expenses decreased by $2.8 million and $2.6 million, respectively, primarily due to the 2016 recognition of estimated environmental clean-up and abatement costs associated with a matter further discussed in Note 4 to the condensed consolidated financial statements in Item 1, partially offset by higher legal costs in 2017.
Interest Expense
For the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, interest expense, which includes the amortization of debt issuance costs, decreased by $2.0 million, or 4.2%, and $1.8 million, or 1.9%, respectively. The decrease was attributed to lower average outstanding balances on non-recourse property debt for our Real Estate apartment communities, due to principal amortization and balance repayments, refinancing property loans at lower rates and an increase of capitalized interest associated with our redevelopment and development activities, partially offset by interest associated with a loan placed on our Indigo community late in 2016.
Other, net
Other, net includes our equity in the income or loss of unconsolidated real estate partnerships, and the results of operations related to our legacy asset management business, which we account for under the profit sharing method.
For the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, net income of our legacy asset management business decreased by $4.9 million and $4.6 million, respectively. The decrease was primarily due to a gain on derecognition of the majority of the net liabilities of this business during the three months ended June 30, 2016.
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
For the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, income tax benefit decreased by $2.1 million and $3.0 million, respectively. Income tax benefit decreased primarily due to lower historic tax credits associated with the redevelopment of certain apartment communities resulting from the timing of final certification on one redevelopment in 2016. Income tax benefit also decreased in part due to lower net losses recognized by our TRS entities, partially offset by higher tax benefits associated with low-income tax credits from our acquisition in late 2016 of the investor limited partner’s interest in a tax credit partnership.
Gain on Dispositions of Real Estate, Net of Tax
Real Estate
During the three months ended June 30, 2016, we sold two apartment communities from our Real Estate portfolio for gross proceeds of $291.9 million, resulting in net proceeds of $289.4 million and a net gain of $216.5 million. During the six months ended June 30, 2016, we sold three apartment communities for gross proceeds of $301.9 million, resulting in net proceeds of $299.0 million and net gain on dispositions of real estate of $222.7 million. We did not sell any apartment communities from our Real Estate portfolio during the three and six months ended June 30, 2017, though we sold a commercial property resulting in a small gain.

Asset Management
During the three months ended June 30, 2017, a consolidated partnership served by our Asset Management business sold an apartment community for gross proceeds of $8.5 million, resulting in a gain on disposition of real estate of $1.9 million and related tax expense of $0.4 million. During the six months ended June 30, 2017, consolidated partnerships sold two apartment communities for gross proceeds of $10.9 million, resulting in a gain on disposition of real estate of $2.6 million and related tax expense of $0.9 million. Consolidated partnerships served by our Asset Management business did not sell any apartment communities during the three and six months ended June 30, 2016.
Noncontrolling Interests in Consolidated Real Estate Partnerships
Noncontrolling interests in consolidated real estate partnerships reflects the results of our consolidated real estate partnerships allocated to the owners who are not affiliated with Aimco. The amounts of income or loss of our consolidated real estate partnerships that we allocate to the owners not affiliated with Aimco include their share of property management fees, interest on notes and other amounts that we charge to these partnerships.
For the three months ended June 30, 2017 and 2016, we allocated net income of $0.8 million and $8.7 million, respectively, to noncontrolling interests in consolidated real estate partnerships, representing a decrease of $7.9 million. For the six months ended June 30, 2017 and 2016, we allocated net income of $1.8 million and $9.6 million, respectively, to noncontrolling interests in consolidated real estate partnerships, representing a decrease of $7.8 million.
As part of our ongoing plan to simplify our business, during 2012 we sold Napico, a legacy asset management business. In 2016, we received final payment of the seller financing and we met the requirements to recognize sale of the majority of that business. The amounts of net income we allocated to noncontrolling interests in 2017 decreased primarily due to our 2016 deconsolidation of Napico, as well as a decrease in the amount of gains we recognized on dispositions of real estate and a related decrease in the allocation of gains to noncontrolling interests.
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
In addition to FFO, we compute Pro forma FFO and Adjusted FFO, or AFFO, which are also non-GAAP financial measures that we believe are helpful to investors in understanding our performance. Pro forma FFO represents FFO attributable to Aimco common stockholders (diluted), excluding preferred equity redemption-related amounts (adjusted for noncontrolling interests). Preferred equity redemption-related amounts (gains or losses) are items that periodically affect our operating results and we exclude these items from our calculation of Pro forma FFO because such amounts are not representative of our operating performance. AFFO represents Pro forma FFO reduced by Capital Replacements (also adjusted for noncontrolling interests), which represents our estimation of the capital additions made to replace capital assets consumed during our ownership period. When we make capital additions at an apartment community, we evaluate whether the additions enhance the value, profitability or useful life of an asset as compared to its condition at the time we purchased the apartment community. We classify as Capital Improvements those capital additions that meet these criteria and we classify as Capital Replacements those that do not. AFFO is a key financial indicator that we use to evaluate our operational performance and is one of the factors that we use to determine the amounts of our dividend payments.
FFO, Pro forma FFO and AFFO should not be considered alternatives to net income as determined in accordance with GAAP, as indications of our performance. Although we use these non-GAAP measures for comparability in assessing our performance compared to other REITs, not all REITs compute these same measures, and those who do may not compute them in the same manner. Additionally, our computation of AFFO is subject to our definition of Capital Replacement spending. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. For the three and six months ended June 30, 2017 and 2016, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to Aimco common stockholders (1)	$15,843	$221,382	$27,334	$244,605
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	84,649	76,200	167,530	151,496
Gain on dispositions and other, net noncontrolling partners’ interest	(1,741)	(213,835)	(2,180)	(219,885)
Income tax provision related to gain on disposition of real estate	410	2,266	1,442	2,461
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(3,783)	6,481	(7,633)	3,154
Amounts allocable to participating securities	(41)	154	(79)	96
FFO / Pro forma FFO Attributable to Aimco common stockholders – Diluted	$95,337	$92,648	$186,414	$181,927
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(15,360)	(14,335)	(26,306)	(24,721)
AFFO attributable to Aimco common stockholders – Diluted	$79,977	$78,313	$160,108	$157,206

Weighted average common shares outstanding – diluted (2)	156,715	156,793	156,735	156,248

Net income attributable to Aimco per common share – diluted	$0.10	$1.41	$0.17	$1.57
FFO / Pro forma FFO per share – diluted	$0.61	$0.59	$1.19	$1.16
AFFO per share – diluted	$0.51	$0.50	$1.02	$1.01

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP.

(2)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP.
Refer to the Executive Overview for discussion of our FFO, Pro forma FFO and AFFO results as compared to their comparable periods in 2016.
Refer to the Liquidity and Capital Resources section for further information regarding our capital investing activities, including Capital Replacements.
The Aimco Operating Partnership does not separately compute or report FFO, Pro forma FFO or AFFO. However, based on Aimco’s method for allocation of such amounts to noncontrolling interests in the Aimco Operating Partnership, as well as limited differences between the amounts of net income attributable to Aimco’s common stockholders and the Aimco Operating Partnership’s unit holders during the periods presented, FFO, Pro forma FFO and AFFO amounts on a per unit basis for the Aimco Operating Partnership would be expected to be substantially the same as the corresponding per share amounts for Aimco.
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
Proportionate Debt, as used in our leverage ratios, is a non-GAAP measure and includes our share of the long-term, non-recourse property debt secured by apartment communities in the Real Estate portfolio, our one-year term loan, and outstanding borrowings under our revolving credit facility, reduced by our share of the cash and restricted cash of our consolidated and unconsolidated partnerships owning communities in our Real Estate portfolio, and also by our investment in the subordinate tranches of a securitization trust that holds certain of our property debt (essentially, our investment in our own non-recourse property loans).
We exclude from our leverage the non-recourse property debt obligations of consolidated partnerships served by our Asset Management business. The non-recourse property debt obligations of these partnerships are not our obligations and have limited effect on the amount of fees and other payments we expect to receive.
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

•
depreciation and amortization, gains or losses on dispositions and impairment losses related to real estate, for similar reasons to those set forth in our discussion of FFO, Pro forma FFO and AFFO in the preceding section; and

•
other items, including gains on dispositions of non-depreciable assets, as these are items that periodically affect our operations but that are not necessarily representative of our ability to service our debt obligation.

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
As further discussed under the Balance Sheet and Liquidity heading within the Executive Overview, we revised our method of calculating leverage ratios to use the most recent quarter’s results, annualized. Additionally, we further adjusted our three months ended June 30, 2017 leverage ratios to reflect the Palazzo acquisition as if it had closed on April 1, 2017.

Reconciliations of the most closely related GAAP measures to our calculations of Proportionate Debt, Preferred Equity, Adjusted EBITDA, Adjusted Interest Expense and Preferred Dividends, as used in our leverage ratios, are as follows (in thousands):

June 30, 2017
Total indebtedness associated with Real Estate portfolio	$4,111,942
Adjustments:
Debt issue costs related to non-recourse property debt	17,154
Debt issue costs related to term loan	960
Proportionate share adjustments related to debt obligations of consolidated and unconsolidated partnerships	(10,116)
Cash and restricted cash	(84,200)
Proportionate share adjustments related to cash and restricted cash held by consolidated and unconsolidated partnerships	1,095
Securitization trust investment and other	(78,186)
Proportionate Debt	$3,958,649

Preferred stock	125,000
Preferred OP Units	101,537
Preferred Equity	226,537
Proportionate Debt and Preferred Equity	$4,185,186

Three Months Ended June 30, 2017
Net income attributable to Aimco Common Stockholders	$15,843
Adjustments:
Adjusted Interest Expense	39,254
Income tax benefit	(5,023)
Depreciation and amortization, net of noncontrolling interest	87,193
Gains on disposition and other, net of income taxes and noncontrolling partners’ interests	(1,331)
Preferred stock dividends	2,149
Net income attributable to noncontrolling interests in Aimco Operating Partnership	2,786
Other items, net	(179)
Pro Forma adjustment (described above)	3,876
Adjusted EBITDA	$144,568

Annualized Adjusted EBITDA	$578,272

Three Months Ended June 30, 2017
Interest expense	$46,858
Interest expense related to non-recourse property debt obligations of consolidated partnerships served by our Asset Management business	(3,480)
Interest expense attributable to Real Estate portfolio	43,378
Adjustments:
Proportionate share adjustments related to interest of consolidated and unconsolidated partnerships	(1,167)
Debt prepayment penalties and other non-interest items	(60)
Amortization of debt issue costs	(1,153)
Interest income earned on securitization trust investment	(1,744)
Adjusted Interest Expense	$39,254

Preferred stock dividends	2,149
Preferred OP Unit distributions	1,939
Preferred Dividends	4,088
Adjusted Interest Expense and Preferred Dividends	$43,342

Annualized Adjusted Interest Expense	$157,016
Annualized Adjusted Interest Expense and Preferred Dividends	$173,368
Liquidity and Capital Resources
Liquidity
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from sales of apartment communities, proceeds from refinancings of existing property debt, borrowings under new property debt, borrowings under our Credit Agreement, including our revolving credit facility, and proceeds from equity offerings.
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
As of June 30, 2017, our primary sources of liquidity were as follows:

•	$44.9 million in cash and cash equivalents;

•
$39.3 million of restricted cash, which consists primarily of escrows related to resident security deposits and reserves and escrows held by lenders for capital additions, property taxes and insurance; and

•
$343.4 million of available capacity to borrow under our revolving credit facility (which is more fully described below), after consideration of outstanding borrowings of $245.7 million and $10.9 million of letters of credit backed by the facility.

At June 30, 2017, we also held unencumbered apartment communities with an estimated fair market value of approximately $1.8 billion. Each of the amounts presented above exclude amounts attributable to partnerships served by our Asset Management business.

Leverage and Capital Resources
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
As of June 30, 2017, approximately 83.4% of our leverage consisted of property-level, non-recourse, long-dated, amortizing debt. Approximately 97.7% of this property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation. The weighted average maturity of our property-level debt was 7.1 years.
For property-level debt encumbering the communities in our Real Estate portfolio, $217.9 million of our unpaid principal balances mature during the remainder of 2017, and on average, 9.2% of our unpaid principal balance will mature each year from 2018 through 2020.
While our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt, we have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as our Credit Agreement. Our Credit Agreement provides for $600.0 million of revolving loan commitments. As of June 30, 2017, we had $245.7 million of outstanding borrowings under the Credit Agreement. The Credit Agreement provides us with an option to expand the aggregate loan commitments, subject to customary conditions, by up to $200.0 million.
On June 30, 2017, we amended the Credit Agreement to provide for a $250.0 million term loan to fund partially our acquisition of limited partner interests in the Palazzo joint venture. The term loan matures on June 30, 2018, has a one-year extension option and bears interest at 30-day LIBOR plus 135 basis points.
As of June 30, 2017, our outstanding perpetual preferred equity represented approximately 5.2% of our total leverage. Our preferred securities are perpetual in nature; however, for illustrative purposes, we compute the weighted average maturity of our total leverage assuming a 40-year maturity for our preferred securities.
The combination of non-recourse property-level debt and perpetual preferred equity that comprises the majority of our total leverage reduces our refunding and re-pricing risk. The weighted average maturity for our total leverage described above was 8.3 years as of June 30, 2017.
Under the Credit Agreement, we have agreed to maintain a Fixed Charge Coverage ratio of 1.40x, as well as comply with other covenants customary for similar revolving credit arrangements. For the trailing twelve month period ended June 30, 2017, our Fixed Charge Coverage ratio was 1.97x, compared to a ratio of 1.94x for the trailing twelve month period ended June 30, 2016. We expect to remain in compliance with this covenant during the next 12 months.
Changes in Cash and Cash Equivalents
The following discussion relates to changes in consolidated cash and cash equivalents due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
For the six months ended June 30, 2017, net cash provided by operating activities was $176.0 million. Our operating cash flow is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the six months ended June 30, 2017, decreased by $0.8 million as compared to the six months ended June 30, 2016, due to a decrease in net operating income associated with apartment communities we sold during 2016, and the amount and timing of payments of real estate taxes and other items in 2017 as compared to 2016. These decreases in cash from operating activities were largely offset by improved operating results of our Same Store communities, increased contribution from our redevelopment and lease-up communities and lower cash paid for interest.

Investing Activities
For the six months ended June 30, 2017, net cash used in investing activities of $177.2 million consisted primarily of capital expenditures. Capital expenditures totaled $176.4 million and $166.0 million during the six months ended June 30, 2017 and 2016, respectively. We generally fund capital expenditures with cash provided by operating activities and cash proceeds from apartment community sales.

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
A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flow for the six months ended June 30, 2017 and 2016, are presented below (dollars in thousands):

	Six Months Ended June 30,
	2017	2016
Real Estate
Capital replacements	$21,544	$18,008
Capital improvements	8,144	6,517
Property upgrades	50,777	32,178
Redevelopment additions	84,825	74,082
Development additions	3,137	29,073
Casualty replacements	3,837	3,261
Real Estate capital additions	172,264	163,119
Plus: additions related to apartment communities sold or held for sale and unallocated indirect capitalized costs	237	2,711
Plus: additions related to consolidated asset managed communities	3,659	3,057
Consolidated capital additions	176,160	168,887
Plus: net change in accrued capital spending	228	(2,857)
Capital expenditures per consolidated statement of cash flows	$176,388	$166,030
For the six months ended June 30, 2017 and 2016, we capitalized $4.2 million and $5.7 million of interest costs, respectively, and $17.4 million and $15.2 million of other direct and indirect costs, respectively.

We invested $50.8 million in property upgrades during the six months ended June 30, 2017, and we anticipate a full year investment ranging from $85 million to $95 million.
Redevelopment and Development
Information regarding our redevelopment and development communities at June 30, 2017, is presented below (dollars in millions):

	Location	Apartment Homes Approved for Redevelopment or Development	Estimated Net Investment	Inception-to-Date Net Investment	Expected Stabilized Occupancy	Expected Net Operating Income Stabilization
Under Redevelopment
Bay Parc Plaza	Miami, FL	(1)	$16.0	$4.5	(1)	(1)
Calhoun Beach Club	Minneapolis, MN	275	28.7	1.9	1Q 2020	2Q 2021
Flamingo South Beach	Miami, FL	(2)	9.7	0.1	(2)	(2)
Palazzo at Park La Brea	Los Angeles, CA	389	24.5	15.1	1Q 2019	2Q 2020
Palazzo East at Park La Brea	Los Angeles, CA	611	28.0	0.6	1Q 2020	2Q 2021
Park Towne Place	Philadelphia, PA	701	136.3	130.6	1Q 2018	2Q 2019
Saybrook Pointe	San Jose, CA	324	18.3	10.8	1Q 2019	2Q 2020
Yorktown	Lombard, IL	292	25.7	13.4	3Q 2018	4Q 2019
In Lease-up
The Sterling	Philadelphia, PA	534	71.5	69.8	3Q 2017	4Q 2018
Lease-up complete, NOI stabilization period
One Canal	Boston, MA	310	195.0	193.4	1Q 2017	2Q 2018
Total		3,436	$553.7	$440.2

(1)
This phase of the redevelopment project encompasses common area and other amenity improvements and the creation of a new retail space. Approval of a second phase of redevelopment, which will include upgrades to all of the apartment homes within the community, is expected during 2017.

(2)
This phase of the redevelopment encompasses common areas and security system upgrades. Approval of a second phase of redevelopment, which will include upgrades to all of the apartment homes within the community is expected during 2017.

Net investment represents the total actual or estimated investment, net of tax and other credits earned as a direct result of our redevelopment or development of the community.
Net Operating Income Stabilization represents the period in which we expect the communities to achieve stabilized rents and operating costs, generally five quarters after occupancy stabilization.
During the six months ended June 30, 2017, we invested $88.0 million in ongoing redevelopment and development projects and expanded our redevelopment pipeline by $66.4 million The total estimated net investment for these redevelopment and development communities is $553.7 million, with a projected weighted average net operating income yield on these investments of 6.1%.
Our redevelopment and development activities during the three months ended June 30, 2017 are discussed in further detail under the Redevelopment and Development heading within the Executive Overview. Additional progress from the three months ended March 31, 2017 is discussed below.
We completed redevelopment of the 534 apartment homes at The Sterling during the three months ended March 31, 2017. At June 30, 2017, 90% of the homes were leased. We substantially completed the reconfiguration of the second floor commercial space during the three months ended June 30, 2017 to attract a full floor tenant, and we commenced upgrades to the third and fourth floor commercial space in order to attract higher quality tenants. We also commenced additional upgrades to residential common areas. We expect to complete the third and fourth floor commercial space and common area upgrades in September 2017.
During the three months ended March 31, 2017, we commenced a phased redevelopment of Calhoun Beach Club, a mixed-use residential community located in Minneapolis, Minnesota. The redevelopment program, in which we anticipate investing $28.7 million over the next few years, includes the planned renovation of 275 apartment homes as well as common areas.
We expect our total development and redevelopment spending to range from $160 million to $200 million for the year ending December 31, 2017.

Financing Activities
For the six months ended June 30, 2017, net cash provided by financing activities of $3.7 million was primarily attributed to proceeds from the term loan, net borrowings on our revolving credit facility and proceeds from non-recourse property debt, mostly offset by our acquisition of the limited partner interests in the Palazzo joint venture, dividends paid to common security holders, distributions paid to noncontrolling interests and principal payments on property loans.
Net borrowings on our revolving credit facility primarily relate to the timing of property debt financing activities and apartment community dispositions planned during 2017, as well as the timing of our acquisition of the limited partner interests in the Palazzo joint venture. Proceeds from non-recourse property debt borrowings during the period consisted of the closing of two fixed-rate, amortizing, non-recourse property loans with 10-year terms with a total principal balance of $64.9 million. The loans have a weighted average interest rate of 3.7%, which represented an average spread of 134 basis points over the 10-year Treasury rate at the time of pricing.
We like the discipline of financing our investments in real estate through the use of fixed-rate, amortizing, non-recourse property debt, as the amortization gradually reduces our leverage and reduces our refunding risk, and the fixed-rate provides a hedge against increases in interest rates.
Principal payments on property loans during the period totaled $91.4 million, consisting of scheduled principal amortization of $43.2 million and repayments of $48.2 million.
Net cash used in financing activities also includes $128.1 million of payments to equity holders, as further detailed in the table below.
Equity and Partners’ Capital Transactions
The following table presents the Aimco Operating Partnership’s distribution activity (including distributions paid to Aimco) during the six months ended June 30, 2017 (in thousands):

Cash distributions paid by the Aimco Operating Partnership to holders of noncontrolling interests in consolidated real estate partnerships	$1,880
Cash distributions paid by the Aimco Operating Partnership to preferred unitholders (1)	8,185
Cash distributions paid by the Aimco Operating Partnership to common unitholders (2)	118,069
Total cash distributions paid by the Aimco Operating Partnership	$128,134

(1)	$4.3 million represented distributions to Aimco, and $3.9 million represented distributions paid to holders of OP Units.

(2)	$112.7 million represented distributions to Aimco, and $5.4 million represented distributions paid to holders of OP Units.
The following table presents Aimco’s dividend activity during the six months ended June 30, 2017 (in thousands):

Cash distributions paid by Aimco to holders of noncontrolling interests in consolidated real estate partnerships	$1,880
Cash distributions paid by Aimco to holders of OP Units	9,296
Cash dividends paid by Aimco to preferred stockholders	4,297
Cash dividends paid by Aimco to common stockholders	112,661
Total cash dividends and distributions paid by Aimco	$128,134
Future Capital Needs
We expect to fund any future acquisitions, redevelopment, development, and other capital spending principally with proceeds from apartment community sales, short-term borrowings, debt and equity financing and operating cash flows. Our near term business plan does not contemplate the issuance of equity.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2017, on a consolidated basis, we had approximately $83.1 million of variable-rate property debt outstanding, and $495.7 million of variable-rate borrowings under our Credit Agreement. We estimate that an increase in 30-day LIBOR of 100 basis points with constant credit risk spreads would result in our net income, the amount of net income attributable to Aimco common stockholders and the amount of net income attributable to the Aimco Operating Partnership’s common unitholders being reduced by approximately $5.6 million on an annual basis. We estimate that a decrease in 30-day LIBOR of 100 basis points would increase the amounts of our net income by a similar amount.

At June 30, 2017, we had approximately $133.4 million in cash and cash equivalents and restricted cash, a portion of which bear interest at variable rates and may partially mitigate the effect of an increase in variable rates on our variable-rate debt discussed above.
We estimate the fair value for debt instruments as described in Note 6 to the condensed consolidated financial statements in Item 1. The estimated aggregate fair value of consolidated debt was approximately $4.5 billion at June 30, 2017, inclusive of a $93.8 million mark-to-market liability (an increase of $31 million as compared to the mark-to-market liability at December 31, 2016).
If market rates for consolidated fixed-rate debt were higher by 100 basis points with constant credit risk spreads, the estimated fair value of consolidated debt discussed above would decrease from $4.5 billion to $4.3 billion. If market rates for consolidated debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of consolidated fixed-rate debt would increase from $4.5 billion to $4.6 billion.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Aimco
(a) Unregistered Sales of Equity Securities. Aimco did not issue any unregistered shares of Common Stock during the six months ended June 30, 2017.
(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its common equity securities during the six months ended June 30, 2017. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of June 30, 2017, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
The Aimco Operating Partnership
(a) Unregistered Sales of Equity Securities. The Aimco Operating Partnership did not issue any unregistered OP Units during the six months ended June 30, 2017.
(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, limited partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the three months ended June 30, 2017, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases (redemptions in exchange for cash) of the Aimco Operating Partnership’s equity securities for the three months ended June 30, 2017.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2017	114,000	$44.52	N/A	N/A
May 1 - May 31, 2017	41,991	43.30	N/A	N/A
June 1 - June 30, 2017	11,481	43.09	N/A	N/A
Total	167,472	$44.11

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
10.1
Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 29, 1994, as amended and restated as of February 28, 2007 (Exhibit 10.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by this reference)

10.2
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2007 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2007, is incorporated herein by this reference)

10.3
Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 30, 2009 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by this reference)

10.4
Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of September 2, 2010 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 1, 2010, is incorporated herein by this reference)

10.5
Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 26, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated July 26, 2011, is incorporated herein by this reference)

10.6
Fifth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of August 24, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 24, 2011, is incorporated herein by this reference)

10.7
Sixth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2011, is incorporated herein by this reference)

10.8
Seventh Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of May 13, 2014 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated May 13, 2014, is incorporated herein by this reference)

10.9
Eighth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of October 31, 2014 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated October 31, 2014, is incorporated herein by this reference)

10.10
Ninth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of August 16, 2016 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 16, 2016, is incorporated herein by this reference)

10.11
Tenth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of January 31, 2017 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated January 31, 2017, is incorporated herein by this reference)

10.12
Amended and Restated Senior Secured Credit Agreement, dated as of June 30, 2017, among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., the lenders party thereto and KeyBank N. A., as administrative agent, swing line lender and letter of credit issuer. (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated June 30, 2017, is incorporated herein by this reference)

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

EXHIBIT NO. (1)	DESCRIPTION
99.1	Agreement Regarding Disclosure of Long-Term Debt Instruments – Aimco
99.2	Agreement Regarding Disclosure of Long-Term Debt Instruments – The Aimco Operating Partnership
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: August 2, 2017