Form 10-Q
period 2017-09-30
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2017-11-01
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

_______________________________________________________
The number of shares of Apartment Investment and Management Company
Class A Common Stock outstanding as of October 31, 2017: 157,023,314
The number of AIMCO Properties, L.P. Partnership Common Units outstanding as of October 31, 2017: 164,458,302

EXPLANATORY NOTE
This filing combines the reports on Form 10-Q for the quarterly period ended September 30, 2017, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean, collectively, Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of, and as of September 30, 2017, owned a 95.5% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 4.5% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Buildings and improvements	$6,264,146	$6,106,298
Land	1,827,748	1,824,819
Total real estate	8,091,894	7,931,117
Accumulated depreciation	(2,549,197)	(2,421,357)
Net real estate	5,542,697	5,509,760
Cash and cash equivalents	38,780	45,821
Restricted cash	47,565	36,405
Other assets	247,722	293,768
Assets of partnerships served by Asset Management business:
Real estate, net	228,830	245,648
Cash and cash equivalents	16,901	15,423
Restricted cash	30,350	33,501
Other assets	16,493	52,492
Total assets	$6,169,338	$6,232,818

LIABILITIES AND EQUITY
Non-recourse property debt secured by Real Estate communities, net	$3,556,668	$3,630,276
Term loan, net	249,252	—
Revolving credit facility borrowings	356,220	17,930
Total indebtedness associated with Real Estate portfolio	4,162,140	3,648,206
Accrued liabilities and other	207,533	218,937
Liabilities of partnerships served by Asset Management business:
Non-recourse property debt, net	228,382	236,426
Accrued liabilities and other	20,135	62,630
Deferred income	13,922	18,452
Total liabilities	4,632,112	4,184,651
Preferred noncontrolling interests in Aimco Operating Partnership	101,537	103,201
Commitments and contingencies (Note 4)
Equity:
Perpetual Preferred Stock	125,000	125,000
Common Stock, $0.01 par value, 500,787,260 shares authorized, 157,023,314 and 156,888,381 shares issued/outstanding at September 30, 2017 and December 31, 2016, respectively	1,570	1,569
Additional paid-in capital	3,898,441	4,051,722
Accumulated other comprehensive income	1,898	1,011
Distributions in excess of earnings	(2,572,723)	(2,385,399)
Total Aimco equity	1,454,186	1,793,903
Noncontrolling interests in consolidated real estate partnerships	(2,955)	151,121
Common noncontrolling interests in Aimco Operating Partnership	(15,542)	(58)
Total equity	1,435,689	1,944,966
Total liabilities and equity	$6,169,338	$6,232,818

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUES
Rental and other property revenues attributable to Real Estate	$233,708	$225,902	$686,639	$672,234
Rental and other property revenues of partnerships served by Asset Management business	18,232	18,213	55,327	56,233
Tax credit and transaction revenues	2,695	4,789	8,242	17,894
Total revenues	254,635	248,904	750,208	746,361

OPERATING EXPENSES
Property operating expenses attributable to Real Estate	81,179	82,756	239,819	241,936
Property operating expenses of partnerships served by Asset Management business	8,865	9,410	26,445	28,199
Depreciation and amortization	92,513	84,848	268,836	245,356
General and administrative expenses	10,529	11,615	31,599	35,529
Other expenses, net	2,344	1,543	6,809	8,639
Total operating expenses	195,430	190,172	573,508	559,659
Operating income	59,205	58,732	176,700	186,702
Interest income	2,047	2,163	6,251	5,841
Interest expense	(50,682)	(49,377)	(145,422)	(145,905)
Other, net	6,937	558	7,602	5,541
Income before income taxes and gain on dispositions	17,507	12,076	45,131	52,179
Income tax benefit	4,870	3,462	14,878	16,469
Income before gain on dispositions	22,377	15,538	60,009	68,648
Gain (loss) on dispositions of real estate, inclusive of tax	(233)	14,498	881	237,226
Net income	22,144	30,036	60,890	305,874
Noncontrolling interests:
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	249	(12,489)	(1,515)	(22,096)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,938)	(1,842)	(5,826)	(5,276)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(820)	(192)	(2,164)	(12,499)
Net income attributable to noncontrolling interests	(2,509)	(14,523)	(9,505)	(39,871)
Net income attributable to Aimco	19,635	15,513	51,385	266,003
Net income attributable to Aimco preferred stockholders	(2,148)	(4,323)	(6,445)	(9,838)
Net income attributable to participating securities	(57)	(14)	(176)	(384)
Net income attributable to Aimco common stockholders	$17,430	$11,176	$44,764	$255,781

Net income attributable to Aimco per common share – basic and diluted	$0.11	$0.07	$0.29	$1.64
Dividends declared per common share	$0.36	$0.33	$1.08	$0.99

Weighted average common shares outstanding – basic	156,306	156,079	156,290	155,944
Weighted average common shares outstanding – diluted	156,835	156,527	156,768	156,341

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$22,144	$30,036	$60,890	$305,874
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	75	337	(280)	(748)
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	594	390	1,349	1,208
Unrealized gains (losses) on investments in debt securities classified as available-for-sale	381	(336)	(40)	5,615
Other comprehensive income	1,050	391	1,029	6,075
Comprehensive income	23,194	30,427	61,919	311,949
Comprehensive income attributable to noncontrolling interests	(2,557)	(14,639)	(9,647)	(40,341)
Comprehensive income attributable to Aimco	$20,637	$15,788	$52,272	$271,608

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,890	$305,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268,836	245,356
Gain on dispositions of real estate, net of tax	(881)	(237,226)
Other adjustments	(14,482)	(10,530)
Net changes in operating assets and operating liabilities	(29,338)	(27,018)
Net cash provided by operating activities	285,025	276,456
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(11,706)	(287,952)
Capital expenditures	(266,623)	(259,323)
Proceeds from dispositions of real estate	11,027	325,344
Purchases of corporate assets	(7,358)	(6,472)
Change in restricted cash	1,607	(15,992)
Other investing activities	(1,086)	10,134
Net cash used in investing activities	(274,139)	(234,261)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	165,785	190,714
Principal repayments on non-recourse property debt	(250,674)	(253,328)
Proceeds from term loan	250,000	—
Net borrowings on revolving credit facility	338,290	267,780
Redemption of Preferred Stock	—	(34,791)
Payment of dividends to holders of Preferred Stock	(6,445)	(7,866)
Payment of dividends to holders of Common Stock	(168,987)	(154,661)
Payment of distributions to noncontrolling interests	(15,829)	(29,026)
Purchases and redemptions of noncontrolling interests	(324,265)	(23,051)
Other financing activities	(4,324)	(847)
Net cash used in financing activities	(16,449)	(45,076)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,563)	(2,881)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,244	50,789
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,681	$47,908

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Buildings and improvements	$6,264,146	$6,106,298
Land	1,827,748	1,824,819
Total real estate	8,091,894	7,931,117
Accumulated depreciation	(2,549,197)	(2,421,357)
Net real estate	5,542,697	5,509,760
Cash and cash equivalents	38,780	45,821
Restricted cash	47,565	36,405
Other assets	247,722	293,768
Assets of partnerships served by Asset Management business:
Real estate, net	228,830	245,648
Cash and cash equivalents	16,901	15,423
Restricted cash	30,350	33,501
Other assets	16,493	52,492
Total assets	$6,169,338	$6,232,818

LIABILITIES AND EQUITY
Non-recourse property debt secured by Real Estate communities, net	$3,556,668	$3,630,276
Term loan, net	249,252	—
Revolving credit facility borrowings	356,220	17,930
Total indebtedness associated with Real Estate portfolio	4,162,140	3,648,206
Accrued liabilities and other	207,533	218,937
Liabilities of partnerships served by Asset Management business:
Non-recourse property debt, net	228,382	236,426
Accrued liabilities and other	20,135	62,630
Deferred income	13,922	18,452
Total liabilities	4,632,112	4,184,651
Redeemable preferred units	101,537	103,201
Commitments and contingencies (Note 4)
Partners’ capital:
Preferred units	125,000	125,000
General Partner and Special Limited Partner	1,329,186	1,668,903
Limited Partners	(15,542)	(58)
Partners’ capital attributable to the Aimco Operating Partnership	1,438,644	1,793,845
Noncontrolling interests in consolidated real estate partnerships	(2,955)	151,121
Total partners’ capital	1,435,689	1,944,966
Total liabilities and partners’ capital	$6,169,338	$6,232,818

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUES
Rental and other property revenues attributable to Real Estate	$233,708	$225,902	$686,639	$672,234
Rental and other property revenues of partnerships served by Asset Management business	18,232	18,213	55,327	56,233
Tax credit and transaction revenues	2,695	4,789	8,242	17,894
Total revenues	254,635	248,904	750,208	746,361

OPERATING EXPENSES
Property operating expenses attributable to Real Estate	81,179	82,756	239,819	241,936
Property operating expenses of partnerships served by Asset Management business	8,865	9,410	26,445	28,199
Depreciation and amortization	92,513	84,848	268,836	245,356
General and administrative expenses	10,529	11,615	31,599	35,529
Other expenses, net	2,344	1,543	6,809	8,639
Total operating expenses	195,430	190,172	573,508	559,659
Operating income	59,205	58,732	176,700	186,702
Interest income	2,047	2,163	6,251	5,841
Interest expense	(50,682)	(49,377)	(145,422)	(145,905)
Other, net	6,937	558	7,602	5,541
Income before income taxes and gain on dispositions	17,507	12,076	45,131	52,179
Income tax benefit	4,870	3,462	14,878	16,469
Income before gain on dispositions	22,377	15,538	60,009	68,648
Gain (loss) on dispositions of real estate, inclusive of tax	(233)	14,498	881	237,226
Net income	22,144	30,036	60,890	305,874
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	249	(12,489)	(1,515)	(22,096)
Net income attributable to the Aimco Operating Partnership	22,393	17,547	59,375	283,778
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(4,086)	(6,165)	(12,271)	(15,114)
Net income attributable to participating securities	(61)	(14)	(184)	(384)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$18,246	$11,368	$46,920	$268,280

Net income attributable to the Aimco Operating Partnership per common unit – basic	$0.11	$0.07	$0.29	$1.64
Net income attributable to the Aimco Operating Partnership per common unit – diluted	$0.11	$0.07	$0.29	$1.63
Distributions declared per common unit	$0.36	$0.33	$1.08	$0.99

Weighted average common units outstanding – basic	163,664	163,832	163,739	163,749
Weighted average common units outstanding – diluted	164,194	164,280	164,218	164,146

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$22,144	$30,036	$60,890	$305,874
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	75	337	(280)	(748)
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	594	390	1,349	1,208
Unrealized gains (losses) on investments in debt securities classified as available-for-sale	381	(336)	(40)	5,615
Other comprehensive income	1,050	391	1,029	6,075
Comprehensive income	23,194	30,427	61,919	311,949
Comprehensive loss (income) attributable to noncontrolling interests	249	(12,591)	(1,616)	(22,285)
Comprehensive income attributable to the Aimco Operating Partnership	$23,443	$17,836	$60,303	$289,664

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,890	$305,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268,836	245,356
Gain on dispositions of real estate, net of tax	(881)	(237,226)
Other adjustments	(14,482)	(10,530)
Net changes in operating assets and operating liabilities	(29,338)	(27,018)
Net cash provided by operating activities	285,025	276,456
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(11,706)	(287,952)
Capital expenditures	(266,623)	(259,323)
Proceeds from dispositions of real estate	11,027	325,344
Purchases of corporate assets	(7,358)	(6,472)
Change in restricted cash	1,607	(15,992)
Other investing activities	(1,086)	10,134
Net cash used in investing activities	(274,139)	(234,261)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	165,785	190,714
Principal repayments on non-recourse property debt	(250,674)	(253,328)
Proceeds from term loan	250,000	—
Net borrowings on revolving credit facility	338,290	267,780
Redemption of preferred units from Aimco	—	(34,791)
Payment of distributions to holders of Preferred Units	(12,271)	(13,142)
Payment of distributions to General Partner and Special Limited Partner	(168,987)	(154,661)
Payment of distributions to Limited Partners	(8,026)	(7,693)
Payment of distributions to noncontrolling interests	(1,977)	(16,057)
Purchases of noncontrolling interests in consolidated real estate partnerships	(311,079)	(11,869)
Other financing activities	(17,510)	(12,029)
Net cash used in financing activities	(16,449)	(45,076)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,563)	(2,881)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,244	50,789
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,681	$47,908

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as OP Units. OP Units include common partnership units and high performance partnership units, which we refer to as common OP Units, as well as partnership preferred units, which we refer to as preferred OP Units. As of September 30, 2017, after eliminations for units held by consolidated subsidiaries, the Aimco Operating Partnership had 164,459,517 common partnership units and equivalents outstanding. As of September 30, 2017, Aimco owned 157,023,314 of the common partnership units (95.5% of the common partnership units and equivalents) of the Aimco Operating Partnership and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of September 30, 2017, we owned an equity interest in 141 apartment communities with 39,184 apartment homes in our real estate portfolio. Our Real Estate portfolio, which comprises our reportable segment, is diversified by both price point and geography and consists primarily of market rate apartment communities in which we own a substantial interest. We consolidated 137 of these apartment communities with 39,042 apartment homes.
As of September 30, 2017, we also owned nominal ownership positions in partnerships holding 46 low-income housing tax credit apartment communities with 6,898 apartment homes. We provide services to these partnerships and receive fees and other payments in return. Our relationship with these partnerships is different than real estate ownership and is better described as an asset management business, or Asset Management. In accordance with accounting principles generally accepted in the United States of America, or GAAP, we are required to consolidate partnerships owning an aggregate of 39 apartment communities with 6,211 apartment homes.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Effective in 2017, we modified our condensed consolidated balance sheets to present the assets and liabilities of consolidated partnerships served by our Asset Management business separately from those amounts relating to our Real Estate portfolio. We have similarly modified our condensed consolidated statements of operations to present separately the rental and other property revenues and property operating expenses of consolidated partnerships served by our Asset Management business. We have reclassified these items in the condensed consolidated balance sheets as of December 31, 2016, and in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016, to conform to the current presentation. These reclassifications had no effect on previously reported total assets, total liabilities or net income amounts.
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
Temporary Equity and Partners’ Capital
The following table presents a reconciliation of the Aimco Operating Partnership’s Preferred OP Units from December 31, 2016 to September 30, 2017. The Preferred OP Units may be redeemed at the holders’ option (as further discussed in Note 5), and therefore are presented within temporary equity in Aimco’s condensed consolidated balance sheets and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets (in thousands).

Balance, December 31, 2016	$103,201
Distributions to preferred unitholders	(5,826)
Redemption of preferred units and other	(1,664)
Net income	5,826
Balance, September 30, 2017	$101,537
Aimco Equity (including Noncontrolling Interests)
The following table presents a reconciliation of Aimco’s consolidated permanent equity accounts from December 31, 2016 to September 30, 2017 (in thousands):

	Aimco Equity	Noncontrolling interests in consolidated real estate partnerships	Common noncontrolling interests in Aimco Operating Partnership	Total Equity
Balance, December 31, 2016	$1,793,903	$151,121	$(58)	$1,944,966
Contributions	—	3,341	—	3,341
Dividends on Preferred Stock	(6,445)	—	—	(6,445)
Dividends and distributions on Common Stock and common OP Units	(169,582)	(1,977)	(8,094)	(179,653)
Redemptions of common OP Units	—	—	(11,524)	(11,524)
Amortization of stock-based compensation cost	6,780	—	460	7,240
Effect of changes in ownership for consolidated entities	(160,187)	(157,056)	4,497	(312,746)
Cumulative effect of a change in accounting principle	(62,682)	—	(3,028)	(65,710)
Change in accumulated other comprehensive loss	887	101	41	1,029
Other	127	—	—	127
Net income	51,385	1,515	2,164	55,064
Balance, September 30, 2017	$1,454,186	$(2,955)	$(15,542)	$1,435,689
On June 30, 2017, we reacquired the 47% noncontrolling limited partner interest in the Palazzo joint venture, as further discussed in Note 3. As a result of this transaction we recorded the consideration paid in excess of the noncontrolling interest in the consolidated real estate partnership of $155.6 million as a reduction of Aimco’s additional paid-in capital and the Aimco Operating Partnership’s partners capital.
Please refer to the Accounting Pronouncements Adopted in the Current Year heading below, for further discussion of the cumulative effect of a change in accounting principle.
Partners’ Capital attributable to the Aimco Operating Partnership
The following table presents a reconciliation of the consolidated partners’ capital balances in permanent capital that are attributable to the Aimco Operating Partnership from December 31, 2016 to September 30, 2017 (in thousands):

Partners’ capital attributable to the Aimco Operating Partnership
Balance, December 31, 2016	$1,793,845
Distributions to preferred units held by Aimco	(6,445)
Distributions to common units held by Aimco	(169,582)
Distributions to common units held by Limited Partners	(8,094)
Redemption of common OP Units	(11,524)
Amortization of Aimco stock-based compensation cost	7,240
Effect of changes in ownership for consolidated entities	(155,690)
Cumulative effect of a change in accounting principle	(65,710)
Change in accumulated other comprehensive loss	928
Other	127
Net income	53,549
Balance, September 30, 2017	$1,438,644
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
Accounting Pronouncements Adopted in the Current Year
Effective April 1, 2017, we elected to adopt early the new accounting standard that revised the GAAP definition of a business. Under the new standard we expect apartment communities will no longer be considered businesses in most acquisitions and dispositions. Under the new standard, transaction costs incurred related to the acquisition of real estate operations will be capitalized as a cost of the acquisition. Additionally, we will no longer allocate goodwill to apartment communities for purposes of calculating gains or losses upon sale. We have applied the new standard prospectively to transactions occurring after April 1, 2017. This standard did not have a significant effect on our financial condition or results of operations.
Effective January 1, 2017, we adopted a new standard issued by the Financial Accounting Standards Board, or FASB, that simplifies the accounting for the income tax consequences of intercompany transfers of assets. Previously, the recognition within the statement of operations of income tax expense or benefit resulting from an intercompany transfer of assets did not occur until the assets affect GAAP income or loss, for example, through depreciation, impairment or upon the sale of the asset to a third party. Under the new standard, an entity recognizes the income tax expense or benefit from an intercompany transfer of assets when the transfer occurs. We have applied this change on a modified retrospective basis and recorded a cumulative effect adjustment to retained earnings of $65.7 million as of January 1, 2017, representing accumulated unrecognized tax expense from intercompany transfers between the Aimco Operating Partnership and TRS entities. Such amounts were included in other assets within our consolidated balance sheets at December 31, 2016.
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
Recent Accounting Pronouncements
As discussed in Note 2 to the consolidated financial statements in Item 8 of our Form 10-K for the year ended December 31, 2016, the FASB issued new standards that affect accounting for revenue from contracts with customers and that are effective for us on January 1, 2018. The FASB also issued a new standard on lease accounting, which is effective for Aimco on January 1, 2019, with early adoption permitted. We have substantially completed our evaluation of these standards and do not expect our adoption will have a significant effect on the timing or amount of revenue or lease income we recognize on an ongoing basis. However, in circumstances where we are a lessee, primarily in a limited population of ground leases and leases of corporate office space, we will be required to recognize right of use assets and related lease liabilities within our consolidated balance sheets. We expect the timing and amount of expense for these leases will remain unchanged unless modified prior to their contractual termination dates.
Note 3 — Significant Transactions, Dispositions of Apartment Communities and Assets Held for Sale
Reacquisition of Limited Partner Interest in Palazzo Joint Venture and Term Loan
On June 30, 2017, we reacquired for $451.5 million, the 47% noncontrolling limited partner interest in the Palazzo joint venture, which owns three communities with a total of 1,382 apartment homes located in Los Angeles, California. We assumed $140.5 million of the noncontrolling interest partner’s share of existing non-recourse property-level debt and paid $311.0 million in cash consideration, which was funded by short-term borrowings we expect to repay using proceeds from apartment community sales. We now own all of the interests in the Palazzo joint venture and its underlying apartment communities. Prior to the transaction, we consolidated into our financial statements the joint venture and underlying apartment communities, therefore this transaction has been accounted for as an equity transaction. In accordance with GAAP, we recognized the $155.6 million of consideration paid in excess of the noncontrolling interest balance as a reduction of additional paid-in capital within Aimco’s equity and the Aimco Operating Partnership’s partners capital.
On June 30, 2017, we entered into a second amended and restated senior secured credit agreement, or the Credit Agreement. The Credit Agreement continues our existing $600.0 million revolving loan facility with consistent terms and provides for a $250.0 million term loan, which we used to fund a portion of the Palazzo reacquisition. The term loan matures on June 30, 2018, includes a one-year extension option, subject to the satisfaction of customary conditions, and currently bears interest at 30-day LIBOR plus 1.35%. We paid lender and other fees of $1.0 million in connection with the term loan, which have been deferred and will be recognized as additional interest over the duration of the term loan.
Dispositions of Apartment Communities
During the nine months ended September 30, 2017, partnerships served by the Asset Management business sold two apartment communities with a total of 252 apartment homes, resulting in gains of $2.6 million, and related tax expense of $0.9 million.
We are currently marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. Additionally, the consolidated partnerships served by our Asset Management business periodically evaluates for sale certain of their apartment communities. At the end of each reporting period, we evaluate whether any consolidated apartment communities meet the criteria to be classified as held for sale. As of September 30, 2017, no apartment communities were classified as held for sale.
Napico Disposition
In 2012, we sold the Napico business. The transaction was primarily seller-financed, and the associated notes were scheduled to be repaid from the operation and liquidation of the Napico business and were collateralized by the buyer’s interests in the portfolio. In 2016, the buyer paid the two seller-financed notes in full. At that time we maintained continuing involvement related to preexisting guarantees of property-level debt for two communities. In accordance with GAAP, we deferred recognition of the sale of these communities until the guarantees were released. In September 2017, the owner refinanced the final mortgage, resulting in the release of our remaining guarantee, which allowed us to transfer our nominal general partner interest in the property to the buyer.
Accordingly, we reduced other assets and accrued liabilities and other by $34.5 million and $38.4 million, respectively, and recognized a gain of $7.1 million, net of tax, in other, net on our condensed consolidated statement of operations for the three and nine months ended September 30, 2017.
Note 4 — Commitments and Contingencies
Commitments
In connection with our redevelopment, development and capital improvement activities, we have entered into various construction-related contracts and we have made commitments to complete redevelopment of certain apartment communities, pursuant to financing or other arrangements. As of September 30, 2017, our commitments related to these capital activities totaled approximately $96.2 million, most of which we expect to incur during the next 12 months.
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
We are engaged in discussions with the Environmental Protection Agency, or EPA, and the Indiana Department of Environmental Management, or IDEM, regarding contaminated groundwater in a residential area in the vicinity of an Indiana apartment community that has not been owned by us since 2008. The contamination allegedly derives from a dry cleaner that operated on our former property, prior to our ownership. We have undertaken a voluntary remediation of the dry cleaner contamination under IDEM’s oversight, and in previous years accrued our share of the then-estimated cleanup and abatement costs. In 2016, EPA listed our former community and a number of residential communities in the vicinity on the National Priorities List, or NPL (i.e. as a Superfund site), and IDEM has formally sought to terminate us from the voluntary remediation program. We have filed a formal appeal of the EPA listing and the IDEM termination of us from the voluntary remediation program. Although the outcome of these processes are uncertain, we do not expect their resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We also have been contacted by regulators and the current owner of a property in Lake Tahoe regarding environmental issues allegedly stemming from the historic operation of a dry cleaner. An entity owned by us was the former general partner of a now-dissolved partnership that previously owned a site that was used for dry cleaning. That entity and the current property owner have been remediating the dry cleaner site since 2009, under the oversight of the Lahontan Regional Water Quality Control Board, or Lahontan. In 2016, Lahontan sent us, the current property owner, and a former operator of the dry cleaner drafts of a proposed cleanup and abatement order that, if entered as drafted, would have required all three parties to perform additional groundwater investigation and corrective actions with respect to onsite and offsite contamination. After review of comments from us, Lahontan issued a final order in May 2017. The final order adds one more potentially-responsible party, acknowledges that there may be additional responsible parties, and narrows (as compared to earlier drafts) the scope of work. We are appealing the final order while simultaneously complying with it. Although the outcome of this process is uncertain, we do not expect its resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of September 30, 2017, are immaterial to our consolidated financial condition, results of operations and cash flows.
Note 5 — Earnings per Share and Unit
Aimco and the Aimco Operating Partnership calculate basic earnings per common share and basic earnings per common unit based on the weighted average number of shares of Common Stock and common partnership units and participating securities outstanding, and calculate diluted earnings per share and diluted earnings per unit taking into consideration dilutive common stock and common partnership unit equivalents and dilutive convertible securities outstanding during the period.
Our common stock and common partnership unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. These equivalents also include unvested total shareholder return-based restricted stock and unit awards that do not meet the definition of participating securities, which would result in an increase in the number of common shares and common partnership units outstanding equal to the number of shares that vest. The effect of these securities was dilutive for the three and nine months ended September 30, 2017 and 2016, and accordingly has been included in the denominator for calculating diluted earnings per share and unit during these periods.
Our time-based restricted stock awards receive dividends similar to shares of Common Stock and common partnership units prior to vesting. These dividends are not forfeited in the event that the restricted stock does not vest. Therefore, the unvested shares and units related to these awards are participating securities. The effect of participating securities is included in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings. There were 0.2 million unvested participating shares and units at September 30, 2017 and 2016.

The Aimco Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The Aimco Operating Partnership may redeem these units for cash, or at its option, shares of Common Stock. As of September 30, 2017, these preferred OP Units were potentially redeemable for approximately 2.3 million shares of Common Stock (based on the period end market price), or cash. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations and we expect to exclude them in future periods.
Note 6 — Fair Value Measurements
Recurring Fair Value Measurements
We measure at fair value on a recurring basis our investments in the securitization trust that holds certain of our property debt, which we classify as available for sale, or AFS, securities, and our interest rate swaps, both of which are classified within Level 2 of the GAAP fair value hierarchy.
Our investments classified as AFS are presented within other assets in the accompanying condensed consolidated balance sheets. We hold several positions in the securitization trust that pay interest currently and we also hold the first loss position in the securitization trust, which accrues interest over the term of the investment. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining term of the investments, which, as of September 30, 2017, was approximately 3.7 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $76.4 million and $72.5 million at September 30, 2017 and December 31, 2016, respectively. We estimated the fair value of these investments to be $79.9 million and $76.1 million at September 30, 2017 and December 31, 2016, respectively.
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
The following table sets forth a summary of the changes in fair value of these interest rate swaps (in thousands):

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$(3,175)	$(4,938)
Realized (unrealized) losses included in interest expense	73	(33)
Realized losses on derecognition of interest rate swaps included in earnings	273	—
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	1,076	1,208
Unrealized losses included in equity and partners’ capital	(280)	(748)
Ending balance	$(2,033)	$(4,511)

Realized losses on derecognition of interest rate swaps included in earnings represents previously unrealized losses related to an interest rate swap to which the partnership owning the final Napico property was a party. Upon derecognition of the assets and liabilities related to the final property, we also wrote off the accumulated other comprehensive income related to this swap, which was included in the gain on derecognition included in other, net on our condensed consolidated statement of operations for the three and nine months ended September 30, 2017. Please refer to Note 3 for further discussion.
As of September 30, 2017 and December 31, 2016, the remaining interest rate swaps, exclusive of the derecognized Napico interest rate swap, had aggregate notional amounts of $22.1 million and $22.4 million, respectively. As of September 30, 2017, these swaps had a weighted average remaining term of 6.2 years. We have designated these interest rate swaps as cash flow hedges. The fair value of these swaps is presented within accrued liabilities and other in our condensed consolidated balance sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity and partners’ capital to the extent of their effectiveness.
If the forward rates at September 30, 2017 remain constant, we estimate that during the next 12 months, we would reclassify approximately $0.5 million of the unrealized losses in accumulated other comprehensive loss into earnings. If market interest rates increase above the 3.26% weighted average fixed rate under these interest rate swaps the consolidated partnerships will benefit from net cash payments due from the counterparties to the interest rate swaps.
Fair Value Disclosures
We believe that the carrying values of the consolidated amounts of cash and cash equivalents, receivables and payables approximates their fair value at September 30, 2017 and December 31, 2016, due to their relatively short-term nature and high probability of realization. The estimated fair value of total indebtedness associated with our Real Estate portfolio was approximately $4.2 billion and $3.7 billion at September 30, 2017 and December 31, 2016, respectively, as compared to carrying amounts of $4.2 billion and $3.6 billion, respectively. The carrying values of the non-recourse property debt of the consolidated partnerships served by our Asset Management business approximated its estimated fair value at September 30, 2017 and December 31, 2016. We estimate the fair value of debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered assets within our portfolio. We classify the fair value of debt within Level 3 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.
Note 7 — Business Segments
In 2017, we revised the information regularly reviewed by our chief executive officer, who is our chief operating decision maker, to assess our operating performance. Apartment communities are classified as either part of our Real Estate portfolio or those owned through partnerships served by our Asset Management business.
Our Real Estate portfolio consisted of 141 apartment communities with 39,184 apartment homes at September 30, 2017. This portfolio is diversified by both price point and geography and consists primarily of market rate apartment communities.
Our chief operating decision maker uses proportionate property net operating income to assess the operating performance of our apartment communities. Proportionate property net operating income reflects our share of rental and other property revenues less direct property operating expenses, including real estate taxes, for consolidated apartment communities we own and manage. As of September 30, 2017, for segment performance evaluation, our Real Estate segment included 137 consolidated apartment communities with 39,042 apartment homes and excluded four apartment communities with 142 apartment homes that we neither manage nor consolidate.
As discussed in Note 1, as of September 30, 2017, through our Asset Management business we also owned nominal ownership positions in consolidated partnerships for which we provide asset management services. These partnerships own 46 low-income housing tax credit apartment communities with 6,898 apartment homes. Neither the results of operations, nor the assets of these partnerships and apartment communities are quantitatively material; therefore, we have one reportable segment, Real Estate. The results of operations for the three and nine months ended September 30, 2016, and the segment assets as of December 31, 2016, shown below have been revised to reflect the change in our reportable segments.
The following tables present the revenues, net operating income and income before gain on dispositions of our Real Estate segment on a proportionate basis (excluding amounts related to apartment communities sold) for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Real Estate	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Three Months Ended September 30, 2017
Rental and other property revenues attributable to Real Estate	$230,008	$1,170	$2,530	$233,708
Rental and other property revenues of partnerships served by Asset Management business	—	—	18,232	18,232
Tax credit and transaction revenues	—	—	2,695	2,695
Total revenues	230,008	1,170	23,457	254,635
Property operating expenses attributable to Real Estate	71,346	410	9,423	81,179
Property operating expenses of partnerships served by Asset Management business	—	—	8,865	8,865
Other operating expenses not allocated to reportable segment (3)	—	—	105,386	105,386
Total operating expenses	71,346	410	123,674	195,430
Net operating income	158,662	760	(100,217)	59,205
Other items included in income before gain on dispositions (4)	—	—	(36,828)	(36,828)
Income before gain on dispositions	$158,662	$760	$(137,045)	$22,377

	Real Estate	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Three Months Ended September 30, 2016
Rental and other property revenues attributable to Real Estate	$210,775	$7,457	$7,670	$225,902
Rental and other property revenues of partnerships served by Asset Management business	—	—	18,213	18,213
Tax credit and transaction revenues	—	—	4,789	4,789
Total revenues	210,775	7,457	30,672	248,904
Property operating expenses attributable to Real Estate	68,933	2,307	11,516	82,756
Property operating expenses of partnerships served by Asset Management business	—	—	9,410	9,410
Other operating expenses not allocated to reportable segment (3)	—	—	98,006	98,006
Total operating expenses	68,933	2,307	118,932	190,172
Net operating income	141,842	5,150	(88,260)	58,732
Other items included in income before gain on dispositions (4)	—	—	(43,194)	(43,194)
Income before gain on dispositions	$141,842	$5,150	$(131,454)	$15,538

	Real Estate	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Nine Months Ended September 30, 2017
Rental and other property revenues attributable to Real Estate	$666,120	$15,666	$4,853	$686,639
Rental and other property revenues of partnerships served by Asset Management business	—	—	55,327	55,327
Tax credit and transaction revenues	—	—	8,242	8,242
Total revenues	666,120	15,666	68,422	750,208
Property operating expenses attributable to Real Estate	209,197	4,978	25,644	239,819
Property operating expenses of partnerships served by Asset Management business	—	—	26,445	26,445
Other operating expenses not allocated to reportable segment (3)	—	—	307,244	307,244
Total operating expenses	209,197	4,978	359,333	573,508
Net operating income	456,923	10,688	(290,911)	176,700
Other items included in income before gain on dispositions (4)	—	—	(116,691)	(116,691)
Income before gain on dispositions	$456,923	$10,688	$(407,602)	$60,009

	Real Estate	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Nine Months Ended September 30, 2016
Rental and other property revenues attributable to Real Estate	$618,122	$22,479	$31,633	$672,234
Rental and other property revenues of partnerships served by Asset Management business	—	—	56,233	56,233
Tax credit and transaction revenues	—	—	17,894	17,894
Total revenues	618,122	22,479	105,760	746,361
Property operating expenses attributable to Real Estate	200,874	6,531	34,531	241,936
Property operating expenses of partnerships served by Asset Management business	—	—	28,199	28,199
Other operating expenses not allocated to reportable segment (3)	—	—	289,524	289,524
Total operating expenses	200,874	6,531	352,254	559,659
Net operating income	417,248	15,948	(246,494)	186,702
Other items included in income before gain on dispositions (4)	—	—	(118,054)	(118,054)
Income before gain on dispositions	$417,248	$15,948	$(364,548)	$68,648

(1)
Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the results of consolidated apartment communities in our Real Estate segment, which are included in the related consolidated amounts, but excluded from proportionate property net operating income for our segment evaluation.

(2)
Includes the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any, and the operating results of apartment communities owned by consolidated partnerships served by our Asset Management business. Corporate and Amounts Not Allocated to Reportable Segment also includes property management revenues (which are included in consolidated rental and other property revenues), property management expenses and casualty gains and losses (which are included in consolidated property operating expenses) and depreciation and amortization, which are not part of our segment performance measure.

(3)
Other operating expenses not allocated to reportable segment consists of depreciation and amortization, general and administrative expenses and other operating expenses, which are not included in our measure of segment performance.

(4)	Other items included in income before gain on dispositions primarily consists of interest expense and income tax benefit.

For the nine months ended September 30, 2017 and 2016, capital additions related to our Real Estate segment totaled $258.3 million and $247.5 million, respectively.
The assets of our reportable segment and the consolidated assets not allocated to our segment are as follows (in thousands):

	September 30, 2017	December 31, 2016
Real Estate	$5,593,795	$5,545,693
Corporate and other assets (1)	575,543	687,125
Total consolidated assets	$6,169,338	$6,232,818

(1)	Includes the assets of consolidated partnerships served by the Asset Management business and apartment communities sold as of September 30, 2017.
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

	September 30, 2017	December 31, 2016
Real Estate portfolio:
VIEs with interests in apartment communities	12	13
Apartment communities held by VIEs	16	19
Apartment homes in communities held by VIEs	4,728	6,110
Consolidated partnerships served by the Asset Management business:
VIEs with interests in apartment communities	53	54
Apartment communities held by VIEs	37	38
Apartment homes in communities held by VIEs	5,893	6,093

Assets of the Aimco Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the Aimco Operating Partnership. Assets and liabilities of consolidated VIEs are summarized in the table below (in thousands):

	September 30, 2017	December 31, 2016
Real Estate portfolio:
Assets
Net real estate	$567,401	$897,510
Cash and cash equivalents	14,155	15,877
Restricted cash	9,256	7,981
Liabilities
Non-recourse property debt secured by Real Estate communities, net	418,348	725,061
Accrued liabilities and other	16,368	14,270
Consolidated partnerships served by the Asset Management business:
Assets
Real estate, net	219,410	235,920
Cash and cash equivalents	15,445	14,926
Restricted cash	29,573	32,542
Liabilities
Non-recourse property debt	221,564	229,509
Accrued liabilities and other	15,686	16,934

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our business is organized around our strategic areas of focus: property operations; redevelopment/development; portfolio management; balance sheet; and culture.
The results from the execution of our business plan during the three months ended September 30, 2017, are further described below.
Net income attributable to common stockholders per common share increased by $0.04 in the three months ended September 30, 2017, as compared to the same period in 2016, primarily due to increased contribution from property net operating income more fully described below, partially offset by higher depreciation expense.
Pro forma FFO per share increased $0.08, or 14.5%, for the three months ended September 30, 2017, as compared to the same period in 2016. The primary driver of this increase was property net operating income growth of $0.05, consisting of:

•	$0.03 from Same Store property net operating income growth of 4.5%, driven primarily by a 2.8% increase in revenue and a 1.1% reduction in expenses;

•
$0.04 from the lease-up over the last 12 months of 930 renovated homes at redevelopment communities and completion of the lease-up of One Canal in Boston, Massachusetts and Indigo in Redwood City, California; less

•	$0.02 in property net operating income from apartment communities sold in 2016.
Lower general and administrative expenses, lower interest rates, higher tax benefits, and various other factors contributed an additional $0.03 to Pro Forma FFO.
The amounts above exclude property net operating income from the reacquisition of the 47% limited partner interest in the Palazzo joint venture, which was largely offset by higher interest expense related to temporary borrowings used to fund the purchase.
The $0.08 increase year-over-year in Pro forma FFO per share plus $0.01 in lower capital replacement spending increased AFFO per share by $0.09, or 20.0%.
Pro Forma FFO and AFFO are non-GAAP financial measures that are defined and reconciled under the Non-GAAP Measures heading.
Property Operations
We own and operate a portfolio of apartment communities diversified by both geography and price point. At September 30, 2017, our Real Estate portfolio included 141 predominantly market rate apartment communities with 39,184 apartment homes in which we held an average ownership of approximately 99%.
Our property operations team delivered solid results for our Real Estate portfolio for the three months ended September 30, 2017. Highlights for the quarter include:

•	Same Store net operating income increased year-over-year by 4.5%, consisting of revenue growth of 2.8% and expense reduction of 1.1%; and

•	Same Store rent increases on renewals and new leases averaged 4.5% and 1.4%, respectively, for a weighted average increase of 3.0%.

Redevelopment/Development
Redevelopment/Development is our second line of business. Within our Real Estate portfolio, we invest in the redevelopment of apartment communities when we believe the investment will yield risk-adjusted returns in excess of those expected from the apartment communities sold in paired trades to fund the redevelopment.
We have undertaken a range of redevelopments, including those in which buildings or exteriors are renovated without the need to vacate apartment homes; those in which significant renovation of apartment homes may be accomplished upon lease expiration and turnover; and those in which an entire building or community is vacated. We execute our redevelopments using a phased approach, in which we renovate portions of an apartment community in stages. Redevelopment work may include seeking entitlements from local governments, which enhance the value of our existing portfolio by increasing density, that is, the right to add apartment homes to a site. We expect to create value equal to 25% to 35% of our investment in redevelopment.
We favor redevelopment because it permits adjustment of the scope and timing of spending to align with changing market conditions.
We also undertake ground-up development when warranted by risk-adjusted investment returns, either directly in connection with the redevelopment of an existing apartment community or, on a more limited basis, at a new location. In such cases, we may rely on a third-party developer with expertise in the local market and with contracts that limit our exposure to construction risk.
During the three months ended September 30, 2017, we invested $33.3 million primarily in our ongoing redevelopments and continued to lease redeveloped apartment homes at a pace consistent with our expectations.
During the three months ended September 30, 2017, we completed construction on the third tower of Park Towne Place in Center City, Philadelphia. As of September 30, 2017, this tower was 74% leased at rates consistent with underwriting. We expect this tower to be more than 90% leased by year-end, as are the first two towers redeveloped at the community.
In the past three years, we have leased more than 1,100 redeveloped apartment homes in Center City, Philadelphia. Based on these results, we decided to proceed with a $40.0 million redevelopment of the fourth and final tower at Park Towne Place. De-leasing is underway and construction is scheduled to commence by year end.
In 2014, we acquired Eastpointe, a “C” property located in Boulder, Colorado. The site is two miles from the new Google campus and is across the street from Ball Aerospace’s Technology Campus and Foothills Hospital. Building in Boulder is highly regulated and new supply is limited, notwithstanding higher enrollment at the University of Colorado and increased employment generally. Over the past two years, we have planned and entitled a new $117.0 million, 226 apartment home community to be known as Parc Mosaic. De-leasing of Eastpointe is now underway and construction of Parc Mosaic is scheduled to commence by year end.
Inclusive of these two new projects, our total estimated net investment in redevelopment/development is $710.4 million, with a projected weighted average net operating income yield on these investments of 6.1%, assuming untrended rents. Of this total, $481.4 million has been funded.
During the three months ended September 30, 2017, we leased 278 apartment homes at our redevelopment and acquisition communities.
In measuring lease-up exposure related to redevelopment activities, we consider: (a) apartments that have been de-leased in preparation for construction; (b) apartments currently under construction; and (c) apartments for which construction is complete and the apartment home is ready for occupancy. In each case, lease-up exposure is measured as the number of homes to be leased for the apartment community to achieve 95% occupancy.
As of September 30, 2017, our lease-up exposure at active redevelopment projects included approximately 360 apartment homes. Of these, 231 related to apartments that have been or will be de-leased for redevelopment of the final tower at Park Towne Place, 33 related to apartment homes under construction, and 103 related to homes for which construction is complete and the homes are available for occupancy.
Please see below under the Liquidity and Capital Resources – Redevelopment /Development heading for additional information regarding our redevelopment and development investment during the nine months ended September 30, 2017.
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
As part of our portfolio strategy, we seek to sell each year up to 10% of the apartment communities in our portfolio and to reinvest the proceeds from such sales in uses such as property upgrades, redevelopment of communities in its current portfolio, occasional development of new communities, and selective acquisitions of apartment communities with higher projected free cash flow returns than expected from the communities sold to fund the activity. Through this disciplined approach to capital recycling, we have significantly increased the quality and expected growth rate of its portfolio.

	Three Months Ended
	September 30,
	2017	2016
Average revenue per Aimco apartment home (1)	$2,075	$1,954
Portfolio average rents as a percentage of local market average rents	112%	113%
Percentage A (3Q 2017 average revenue per Aimco apartment home $2,708)	53%	51%
Percentage B (3Q 2017 average revenue per Aimco apartment home $1,776)	34%	37%
Percentage C+ (3Q 2017 average revenue per Aimco apartment home $1,725)	13%	12%
(1) Represents average monthly rental and other property revenues divided by the number of occupied apartment homes multiplied by our ownership interest in the apartment community as of the end of the current period.

During the three months ended September 30, 2017, average revenue per Aimco apartment home for our Real Estate portfolio was $2,075, a 6% increase compared to three months ended September 30, 2016. The increase is due to year-over-year growth in Same Store revenue as well as our reacquisition of the 47% limited partnership interest in the Palazzo joint venture, lease-up of redevelopment and acquisition apartment communities, and the sale of apartment communities with average monthly revenues per Aimco apartment home lower than those of the retained portfolio.
As we execute our portfolio strategy, we expect to increase average revenue per Aimco apartment home for our Real Estate portfolio at a rate greater than market rent growth; to increase free cash flow margins; and to maintain sufficient geographic and price point diversification to limit volatility and concentration risk.
Balance Sheet and Liquidity
We target net leverage of $3.8 billion. Our leverage is currently above this target as the second quarter reacquisition of the 47% limited partner interest in the Palazzo joint venture was temporarily funded with debt. We are on track with plans to sell apartment communities in Virginia, Maryland, and New Jersey to reduce leverage to our $3.8 billion target.
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
Proportionate Debt, Adjusted EBITDA and Adjusted Interest Expense, as used in these ratios, are non-GAAP financial measures, which are further discussed and reconciled under the Non-GAAP Measures – Leverage Ratios heading. Preferred Equity represents

Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units. Our leverage ratios for the three months ended September 30, 2017 are presented below:

Three Months Ended September 30, 2017
Proportionate Debt to Adjusted EBITDA	6.9x
Proportionate Debt and Preferred Equity to Adjusted EBITDA	7.3x
Adjusted EBITDA to Adjusted Interest Expense	3.4x
Adjusted EBITDA to Adjusted Interest Expense and Preferred Dividends	3.1x
We calculate our leverage ratios based on the most recent three month amounts, annualized. We expect improvement in leverage metrics from earnings growth, primarily due to increasing contribution from redevelopment apartment communities and reduction in debt balances due to regularly scheduled debt amortization and apartment community sales, partially offset by the loss of earnings from sold communities. We expect that these activities will reduce our Proportionate Debt to Adjusted EBITDA and Proportionate Debt and Preferred Equity to Adjusted EBITDA ratios by year-end to approximately 6.2x and 6.6x, respectively.
During the three months ended September 30, 2017, we closed or rate locked five non-recourse, fixed-rate, property loans totaling $297.3 million. On a weighted average basis, these loans have a 9.6 year term and an interest rate of 3.43%, 125 basis points more than the corresponding Treasury rates at the time of pricing.
The net effect of 2017 property debt refinancing activities has been to lower our weighted average fixed interest rates by about 10 basis points to 4.75%, generating prospective annual interest savings of approximately $3.0 million.
As of September 30, 2017, we held unencumbered apartment communities with an estimated fair value of approximately $1.8 billion, an increase of approximately12% from December 31, 2016.
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

Three and Nine Months Ended September 30, 2017 compared to September 30, 2016
Net income attributable to Aimco increased by $4.1 million and decreased by $214.6 million during the three and nine months ended September 30, 2017, respectively, as compared to the September 30, 2016 comparable periods. Net income attributable to the Aimco Operating Partnership increased by $4.8 million and decreased by $224.4 million during the three and nine months ended September 30, 2017, respectively, as compared to the September 30, 2016 comparable periods. The increase in income for Aimco and the Aimco Operating Partnership for the three months ended was due to a variety of factors, including improved operating results. The decrease in income for Aimco and the Aimco Operating Partnership for the nine months ended was primarily due to lower gains on disposition of real estate.
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
Real Estate Proportionate Property Net Operating Income
We classify apartment communities within our Real Estate segment as Same Store and those Outside of Same Store. Same Store apartment communities are those that have reached a stabilized level of operations as of January 1, 2016 and maintained it throughout the current and comparable prior periods, and are not expected to be sold within 12 months. The communities Outside of Same Store are those that do not meet the Same Store definition, including, but not limited to: redevelopment and development apartment communities, which are those currently under construction that have not achieved a stabilized level of operations and those that have been completed in recent years that had not achieved and maintained stabilized operations for both the current and comparable prior year; acquisition apartment communities, which are those we have acquired since the beginning of a two year comparable period; and communities that we expect to sell within twelve months but do not yet meet the criteria to be classified as held for sale.
As of September 30, 2017, as defined by our segment performance metrics, our Real Estate portfolio consisted of 92 Same Store apartment communities with 26,386 apartment homes and 45 communities Outside of Same Store with 12,656 apartment homes.
From December 31, 2016 to September 30, 2017, on a net basis, our Same Store portfolio decreased by nine apartment communities and 4,507 apartment homes. These changes consisted of:

•	the addition of three redeveloped apartment communities with 974 apartment homes that were classified as Same Store upon maintaining stabilized operations for the entirety of both periods presented;

•	the addition of one acquired apartment community with 94 apartment homes that was classified as Same Store because we have now owned it for the entirety of both periods presented;

•	the reduction of five apartment communities with 2,460 apartment homes at which we commenced redevelopment or development activities during the period; and

•	the reduction of eight apartment communities with 3,115 apartment homes, which are expected to be sold within 12 months, but do not yet meet the criteria to be classified as held for sale.
As of September 30, 2017, our communities Outside of Same Store comprised approximately one-third of our Real Estate portfolio, and included:

•	15 apartment communities with 6,375 apartment homes in redevelopment or development;

•	2 apartment communities with 578 apartment homes recently acquired;

•	4 apartment communities with 604 apartment homes owned that receive forms of government rental assistance;

•
14 apartment communities with 1,389 apartment homes that do not meet the definition of Same Store because they are either subject to agreements that limit the amount by which we may increase rents or have not reached or maintained a stabilized level of occupancy as of the beginning of a two year comparable period, often due to a casualty event; and

•	10 apartment communities with 3,710 apartment homes we expect to sell in the next twelve months but that do not yet meet the criteria to be classified as held for sale.
Prior to 2017, seven of the communities Outside of Same Store were classified as part of our prior Affordable segment. The results of operations for these communities are reflected in both 2017 and 2016 comparable periods in the tables below.
Our Real Estate segment results for the three and nine months ended September 30, 2017 and 2016, as presented below, are based on the apartment community populations as of September 30, 2017.

	Three Months Ended September 30,
(in thousands)	2017	2016	$ Change	% Change
Rental and other property revenues:
Same Store communities	$148,207	$144,127	$4,080	2.8%
Communities Outside of Same Store	81,801	66,648	15,153	22.7%
Total	230,008	210,775	19,233	9.1%
Property operating expenses:
Same Store communities	42,289	42,776	(487)	(1.1)%
Communities Outside of Same Store	29,057	26,157	2,900	11.1%
Total	71,346	68,933	2,413	3.5%
Proportionate property net operating income:
Same Store communities	105,918	101,351	4,567	4.5%
Communities Outside of Same Store	52,744	40,491	12,253	30.3%
Total	$158,662	$141,842	$16,820	11.9%
For the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, our Real Estate segment’s proportionate property net operating income increased $16.8 million, or 11.9%.
Same Store proportionate property net operating income increased by $4.6 million, or 4.5%. This increase was primarily attributable to a $4.1 million, or 2.8%, increase in rental and other property revenues due to higher average monthly revenues (approximately $50 per Aimco apartment home), comprised primarily of increases in rental rates and a 20 basis point increase in average daily occupancy. Rental rates on renewals transacted during the three months ended September 30, 2017, were 4.5% higher than expiring lease rates, and new lease rates were 1.4% higher than expiring lease rates, resulting in a weighted average increase of 3.0%. Same Store operating expenses decreased by $0.5 million, or 1.1%, primarily due to decreases in insurance costs and controllable operating expenses. During the three months ended September 30, 2017, as compared to 2016, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, decreased by $0.4 million, or 2.0%.
The proportionate property net operating income of communities Outside of Same Store increased by $12.3 million, or 30.3%, due to:

•
Indigo and One Canal, where our lease-ups were completed earlier in 2017, combined to contribute $5.5 million of incremental property net operating income during the three months ended September 30, 2017, compared to the same period in 2016;

•
redevelopment leasing activities during the three months ended September 30, 2017, which included 278 apartment homes and helped contribute to incremental redevelopment related property net operating income of $1.7 million as compared to the same period in 2016; and

•
higher property net operating income of $5.1 million from other communities Outside of Same Store, including the effect of our increased ownership interest in the Palazzo communities from our June 2017 reacquisition of the 47% limited partner interest in the related joint venture.

	Nine Months Ended September 30,
(in thousands)	2017	2016	$ Change	% Change
Rental and other property revenues:
Same Store communities	$439,115	$425,128	$13,987	3.3%
Communities Outside of Same Store	227,005	192,994	34,011	17.6%
Total	666,120	618,122	47,998	7.8%
Property operating expenses:
Same Store communities	126,929	126,534	395	0.3%
Communities Outside of Same Store	82,268	74,340	7,928	10.7%
Total	209,197	200,874	8,323	4.1%
Proportionate property net operating income:
Same Store communities	312,186	298,594	13,592	4.6%
Communities Outside of Same Store	144,737	118,654	26,083	22.0%
Total	$456,923	$417,248	$39,675	9.5%
For the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, our Real Estate segment’s proportionate property net operating income increased $39.7 million, or 9.5%
Same Store proportionate property net operating income increased by $13.6 million, or 4.6%. This increase was primarily attributable to a $14.0 million, or 3.3%, increase in rental and other property revenues due to higher average revenues (approximately $62 per effective home), comprised primarily of increases in rental rates, partially offset by a 10 basis point decrease in average daily occupancy. Rental rates on renewals transacted during the nine months ended September 30, 2017 were 4.6% higher than expiring lease rates, and new lease rates were 0.9% higher than expiring lease rates, resulting in a weighted average increase of 2.7%. The increase in Same Store rental and other property revenues was partially offset by a $0.4 million, or 0.3%, increase in property operating expenses, primarily due to increases in real estate taxes, utility costs and repairs and maintenance, partially offset by lower personnel and insurance expenses. During the nine months ended September 30, 2017, as compared to 2016, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, decreased by $0.8 million, or 1.3%.
The proportionate property net operating income of our communities Outside of Same Store increased by $26.1 million, or 22.0%, due to:

•	our completion of the lease-up of Indigo and One Canal earlier in 2017, which contributed to $15.2 million of incremental property net operating income compared to the same period in 2016;

•
redevelopment leasing activities during the last 12 months, which included 930 apartment homes and helped contribute to incremental redevelopment related property net operating income of $3.2 million during the nine months ended September 30, 2017 as compared to the same period in 2016; and

•
higher property net operating income of $7.7 million from other communities Outside of Same Store, including the effect of our increased ownership interest in the Palazzo communities as described above.

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
For the three months ended September 30, 2017, casualty losses totaled $2.8 million and included several large claims primarily related to hurricane damage. For the three months ended September 30, 2016, casualty losses totaled $2.9 million and included one large claim related to fire damage and two large claims related to water damage resulting from damaged pipes.
For the nine months ended September 30, 2017, casualty losses totaled $7.1 million as compared to $5.6 million for the nine months ended September 30, 2016. The increase was primarily due to casualty losses from Hurricane Irma.
Apartment communities previously in our Real Estate portfolio that were sold by December 31, 2016, generated net operating income of $3.5 million and $16.9 million, during the three and nine months ended September 30, 2016, respectively.

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
In accordance with GAAP, we consolidate most of these partnerships and their underlying apartment communities. Our share of the partnerships’ net operating income, less interest expense and other amounts, was approximately 95% (inclusive of unconsolidated communities) at September 30, 2017, and represents income generated by the partnerships that is currently available to pay fees and other amounts due to us under the contractual agreements.
The operating results of the partnerships served by our Asset Management business and their underlying apartment communities were comparable for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016.
We are also generally responsible for ensuring the underlying apartment communities comply with the requirements to earn low-income housing tax credits. We recognize income associated with the delivery of tax credits and tax deductions delivered to the partners.
For the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, tax credit and transaction revenues decreased by $2.1 million and $9.7 million, respectively. We recognized lower tax credit income, the majority of which was due to our 2016 acquisition of an investor limited partner’s interest in one of the tax credit partnerships (and their rights to undelivered tax credits) prior to the end of the tax credit delivery period. Following the purchase, we generate tax benefits in our results of operations, which largely offsets the tax credit income we otherwise would have recognized. The remainder of the decrease in tax credit income is due to the delivery of the final tax credits for various apartment communities during 2016. Transaction revenues decreased due to a $3.6 million fee earned during the nine months ended September 30, 2016 for assisting a third party property owner with respect to a property we previously owned.
We expect the contribution to our net income from asset management activities to decline in future years as we continue to deliver the final tax credits for these communities and, as part of our plan to exit the Asset Management business, the partnerships sell the underlying apartment communities.
Depreciation and Amortization
For the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, depreciation and amortization increased $7.7 million, or 9.0%, and $23.5 million, or 9.6%, respectively, primarily due to amounts placed in service after the completion of apartment homes in our Park Towne Place and The Sterling redevelopments, the completion of our One Canal development, our acquisition of Indigo and other capital additions, partially offset by decreases associated with apartment communities sold.
General and Administrative Expenses
For the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, general and administrative expenses decreased $1.1 million, or 9.3%, and $3.9 million, or 11.1%, respectively, primarily due to lower compensation costs, professional services and corporate offsite costs.
Other Expenses, net
Other expenses, net includes franchise taxes, costs associated with our risk management activities, partnership administration expenses and certain non-recurring items.
For the three months ended September 30, 2017, compared to the three months ended September 30, 2016, other expenses increased by $0.8 million, primarily due to higher legal costs.
For the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, other expenses decreased by $1.8 million, primarily due to the 2016 recognition of estimated environmental clean-up and abatement costs associated with a matter further discussed in Note 4 to the condensed consolidated financial statements in Item 1, partially offset by higher legal costs.

Interest Expense
For the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, interest expense, which includes the amortization of debt issuance costs, increased by $1.3 million, or 2.6%. The increase was primarily due to higher amounts outstanding on corporate borrowings (including our term loan and incremental line borrowings used to fund the reacquisition of the Palazzo limited partner interests), partially offset by lower average outstanding balances on non-recourse property debt for our Real Estate apartment communities, due to principal amortization and balance repayments and refinancing property loans at lower rates.
For the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, interest expense decreased $0.5 million, or 0.3%. The decrease was primarily due to lower average outstanding balances on non-recourse property debt for our Real Estate apartment communities, due to principal amortization, balance repayments and refinancing property loans at lower rates, partially offset by loans placed later in 2016 on acquired apartment communities, higher amounts outstanding on corporate borrowings (as described above) and a decrease in capitalized interest associated with our redevelopment and development activities.
Other, net
Other, net includes our equity in the income or loss of unconsolidated real estate partnerships, and the results of operations related to the Napico business, which we accounted for under the profit sharing method until September 2017.
For the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, net income of the Napico business increased by $7.1 million and $2.5 million, respectively. As discussed in Note 3 of the condensed consolidated financial statements in Item 1, in September 2017, we derecognized the assets and liabilities related to this property, resulting in a gain.
Income Tax Benefit
Certain of our operations, including property management and risk management, are conducted through TRS entities. Additionally, some of our apartment communities are owned through TRS entities.
Our income tax benefit calculated in accordance with GAAP includes: (a) historic tax credits that offset income tax obligations of our TRS entities; (b) income taxes associated with the income or loss of our TRS entities, for which the taxes consequences have been realized in earlier periods or will be realized in future periods; and (c) low income housing tax credits that offset REIT taxable income, primarily from retained capital gains. Income taxes related to these items (before gains on dispositions) are included in income tax benefit in our condensed consolidated statements of operations.
Income tax benefit for the periods presented also reflects GAAP taxes associated with income and gains related to the Napico business, which was deconsolidated at the end of September 2017.
For the three months ended September 30, 2017, compared to the three months ended September 30, 2016, income tax benefit increased by $1.4 million. In 2017, we had lower historic tax credits associated with the redevelopment of certain apartment communities. Notwithstanding these lower historic tax credits, our income tax benefit increased, primarily due to higher operating losses recognized by our TRS entities and higher tax benefits associated with low-income tax credits from our September 2016 acquisition of the limited partner interests in a tax credit partnership. Additionally, in 2017 we recognized higher tax expense than in 2016 due to our derecognition of the final community in the Napico business.
For the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, income tax benefit decreased by $1.6 million. Income tax benefit decreased primarily due to lower historic tax credits associated with the redevelopment of certain apartment communities, including the timing of final certification on one redevelopment in 2016. This was partially offset by higher tax benefits associated with low-income tax credits from the 2016 acquisition described above.
Gain on Dispositions of Real Estate, Net of Tax
Real Estate
We did not sell any apartment communities from our Real Estate portfolio during the nine months ended September 30, 2017, though we sold a commercial property resulting in a small gain. During the nine months ended September 30, 2016, we sold three apartment communities for gross proceeds of $301.9 million, resulting in net proceeds of $299.0 million and net gain on dispositions of real estate of $222.7 million.

Asset Management
Consolidated partnerships served by our Asset Management business did not sell any apartment communities during the three months ended September 30, 2017. During the nine months ended September 30, 2017, consolidated partnerships sold two apartment communities for gross proceeds of $10.9 million, resulting in a gain on disposition of real estate of $2.6 million and related tax expense of $0.9 million.
During the three and nine months ended September 30, 2016, a consolidated partnership served by our Asset Management business sold an apartment community for gross proceeds of $27.5 million, resulting in net proceeds of $10.3 million after repayment of property-level debt, payment of transaction costs and distribution of proceeds to noncontrolling interests, and net gain on dispositions of $14.5 million.
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
For the three months ended September 30, 2017 and 2016, we allocated net loss of $0.2 million and net income of $12.5 million, respectively, to noncontrolling interests in consolidated real estate partnerships, representing a decrease of $12.7 million. For the nine months ended September 30, 2017 and 2016, we allocated net income of $1.5 million and $22.1 million, respectively, to noncontrolling interests in consolidated real estate partnerships, representing a decrease of $20.6 million.
The amounts of net income allocated to noncontrolling interests related to our Real Estate segment and Asset Management business in the aggregate decreased by $11.9 million and $12.5 million during the three and nine months ended September 30, 2017, respectively, primarily due to a decrease in the amounts of gain we recognized on dispositions of real estate during these periods.
The amounts of net income allocated to noncontrolling interests related to the Napico business decreased by $0.8 million and $8.1 million during the three and nine months ended September 30, 2017, respectively. As part of our ongoing plan to simplify our business, during 2012 we sold the Napico business. In 2016, we received final payment of the seller financing and we met the requirements to recognize the sale of the majority of that business. In 2017, the current owner of the Napico business refinanced the final property, for which we previously provided a debt guaranty, allowing us to derecognize the assets and liabilities related to this property and resulting in a gain.
Net Income Attributable to Aimco Preferred Stockholders and the Aimco Operating Partnership’s Preferred Unitholders
Net income attributable to Aimco Preferred Stockholders decreased by $2.2 million and $3.4 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. Net income attributed to the Aimco Operating Partnership’s Preferred Unitholders decreased by $2.1 million and $2.8 million, respectively, during these periods. The decreases were primarily due to Aimco’s redemption of its Class Z Preferred Stock on July 29, 2016. In connection with the redemption we wrote off previously deferred issuance costs of $1.3 million. Additionally, the $0.7 million excess of redemption value over the carrying amount, was reflected in net income attributable to Aimco Preferred Stockholders and Aimco Operating Partnership’s Preferred Unitholders for the three and nine months ended September 30, 2016.
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

Non-GAAP Measures
Various of the key financial indicators we use in managing our business and in evaluating our financial condition and operating performance are non-GAAP measures. Key non-GAAP measures we use are defined and described below, and for those non-

GAAP measures used or disclosed within this quarterly report, reconciliations of the non-GAAP measures to the most comparable financial measure computed in accordance with GAAP are provided.
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
FFO, Pro forma FFO and AFFO should not be considered alternatives to net income as determined in accordance with GAAP, as indications of our performance. Although we use these non-GAAP measures for comparability in assessing our performance compared to other REITs, not all REITs compute these same measures, and those who do may not compute them in the same manner. Additionally, our computation of AFFO is subject to our definition of Capital Replacement spending. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. For the three and nine months ended September 30, 2017 and 2016, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to Aimco common stockholders (1)	$17,430	$11,176	$44,764	$255,781
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	89,879	80,313	257,409	231,809
Gain on dispositions and other, net noncontrolling partners’ interest	(5,772)	(5,041)	(7,952)	(224,925)
Income tax provision related to gain on disposition of real estate	733	1,959	2,175	4,419
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(3,814)	(3,680)	(11,447)	(506)
Amounts allocable to participating securities	(43)	(110)	(122)	(14)
FFO Attributable to Aimco common stockholders – Diluted	$98,413	$84,617	$284,827	$266,564
Preferred redemption related amounts, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	—	1,877	—	1,877
Pro forma FFO Attributable to Aimco common stockholders – Diluted	$98,413	$86,494	$284,827	$268,441
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(14,446)	(15,351)	(40,752)	(40,092)
AFFO attributable to Aimco common stockholders – Diluted	$83,967	$71,143	$244,075	$228,349

Weighted average common shares outstanding – diluted (2)	156,835	156,527	156,768	156,341

Net income attributable to Aimco per common share – diluted	$0.11	$0.07	$0.29	$1.64
FFO per share – diluted	$0.63	$0.54	$1.82	$1.71
Pro Forma FFO per share – diluted	$0.63	$0.55	$1.82	$1.72
AFFO per share – diluted	$0.54	$0.45	$1.56	$1.46

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP.

(2)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP.
Refer to the Executive Overview for discussion of our FFO, Pro forma FFO and AFFO results for 2017, as compared to their comparable periods in 2016.
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
We calculate our leverage ratios based on the most recent three month amounts, annualized.
Proportionate Debt, as used in our leverage ratios, is a non-GAAP measure and includes our share of the long-term, non-recourse property debt secured by apartment communities in the Real Estate portfolio, our one-year term loan, and outstanding borrowings under our revolving credit facility, reduced by our share of the cash and restricted cash of our consolidated and unconsolidated partnerships owning communities in our Real Estate portfolio, and also by our investment in the subordinate tranches of a securitization trust that holds certain of our property debt (essentially, an investment in our own non-recourse property loans).
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
Adjusted Interest Expense, as calculated in our leverage ratios, is a non-GAAP measure that we believe is meaningful for investors and analysts as it presents our share of current recurring interest requirements associated with leverage. Our calculation of Adjusted Interest Expense is set forth in the table below. Adjusted Interest Expense represents our proportionate share of interest expense on non-recourse property debt encumbering apartment communities in the Real Estate portfolio and interest expense on our term loan and revolving credit facility borrowings. We exclude from our calculation of Adjusted Interest Expense:

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
Reconciliations of the most closely related GAAP measures to our calculations of Proportionate Debt, Preferred Equity, Adjusted EBITDA, Adjusted Interest Expense and Preferred Dividends, as used in our leverage ratios, are as follows (in thousands):

September 30, 2017
Total indebtedness associated with Real Estate portfolio	$4,162,140
Adjustments:
Debt issue costs related to non-recourse property debt	16,944
Debt issue costs related to term loan	748
Proportionate share adjustments related to debt obligations of consolidated and unconsolidated partnerships	(10,089)
Cash and restricted cash	(86,345)
Proportionate share adjustments related to cash and restricted cash held by consolidated and unconsolidated partnerships	1,065
Securitization trust investment and other	(79,889)
Proportionate Debt	$4,004,574

Preferred stock	125,000
Preferred OP Units	101,537
Preferred Equity	226,537
Proportionate Debt and Preferred Equity	$4,231,111

Three Months Ended September 30, 2017
Net income attributable to Aimco Common Stockholders	$17,430
Adjustments:
Adjusted Interest Expense	43,354
Income tax benefit	(4,870)
Depreciation and amortization, net of noncontrolling interest	92,569
Gains on disposition and other, net of income taxes and noncontrolling partners’ interests	(5,039)
Preferred stock dividends	2,148
Net income attributable to noncontrolling interests in Aimco Operating Partnership	2,815
Other items, net	(2,903)
Adjusted EBITDA	$145,504

Annualized Adjusted EBITDA	$582,016

Three Months Ended September 30, 2017
Interest expense	$50,682
Interest expense related to non-recourse property debt obligations of consolidated partnerships served by our Asset Management business	(3,382)
Interest expense attributable to Real Estate portfolio	47,300
Adjustments:
Proportionate share adjustments related to interest of consolidated and unconsolidated partnerships	96
Debt prepayment penalties and other non-interest items	(869)
Amortization of debt issue costs	(1,395)
Interest income earned on securitization trust investment	(1,778)
Adjusted Interest Expense	$43,354

Preferred stock dividends	2,148
Preferred OP Unit distributions	1,938
Preferred Dividends	4,086
Adjusted Interest Expense and Preferred Dividends	$47,440

Annualized Adjusted Interest Expense	$173,416
Annualized Adjusted Interest Expense and Preferred Dividends	$189,760
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
As of September 30, 2017, our primary sources of liquidity were as follows:

•	$38.8 million in cash and cash equivalents;

•
$47.6 million of restricted cash, which consists primarily of escrows related to resident security deposits and reserves and escrows held by lenders for capital additions, property taxes and insurance; and

•
$231.8 million of available capacity to borrow under our revolving credit facility (which is more fully described below), after consideration of outstanding borrowings of $356.2 million and $12.0 million of letters of credit backed by the facility.

At September 30, 2017, we also held unencumbered apartment communities with an estimated fair market value of approximately $1.8 billion, an increase of approximately 12% from December 31, 2016. Each of the amounts presented above exclude amounts attributable to partnerships served by our Asset Management business.

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
As of September 30, 2017, approximately 81.1% of our leverage consisted of property-level, non-recourse, long-dated, amortizing debt. Approximately 97.7% of this property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation. The weighted average maturity of our property-level debt was 7.1 years.
For property-level debt encumbering the communities in our Real Estate portfolio, $116.5 million of our unpaid principal balances mature during the remainder of 2017, and on average, 9.3% of our unpaid principal balance will mature each year from 2018 through 2020.
While our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt, we have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as our Credit Agreement. Our Credit Agreement provides for $600.0 million of revolving loan commitments. As of September 30, 2017, we had $356.2 million of outstanding borrowings under the Credit Agreement. The Credit Agreement provides us with an option to expand the aggregate loan commitments, subject to customary conditions, by up to $200.0 million.
On June 30, 2017, we amended the Credit Agreement to provide for a $250.0 million term loan to fund partially our reacquisition of limited partner interests in the Palazzo joint venture. The term loan matures on June 30, 2018, has a one-year extension option and bears interest at 30-day LIBOR plus 135 basis points.
As of September 30, 2017, our outstanding perpetual preferred equity represented approximately 5.2% of our total leverage. Our preferred securities are perpetual in nature; however, for illustrative purposes, we compute the weighted average maturity of our total leverage assuming a 40-year maturity for our preferred securities.
The combination of non-recourse property-level debt and perpetual preferred equity that comprises the majority of our total leverage reduces our refunding and re-pricing risk. The weighted average maturity for our total leverage described above was 8.2 years as of September 30, 2017.
Under the Credit Agreement, we have agreed to maintain a Fixed Charge Coverage ratio of 1.40x, as well as comply with other covenants customary for similar revolving credit arrangements. For the trailing twelve month period ended September 30, 2017, our Fixed Charge Coverage ratio was 1.99x, compared to a ratio of 1.96x for the trailing twelve month period ended September 30, 2016. We expect to remain in compliance with this covenant during the next 12 months.
Changes in Cash and Cash Equivalents
The following discussion relates to changes in consolidated cash and cash equivalents due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
For the nine months ended September 30, 2017, net cash provided by operating activities was $285.0 million. Our operating cash flow is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the nine months ended September 30, 2017, increased by $8.6 million as compared to the nine months ended September 30, 2016, due to improved operating results of our Same Store communities and increased contribution from our redevelopment and lease-up communities, partially offset by lower net operating income associated with apartment communities sold in 2016.

Investing Activities
For the nine months ended September 30, 2017, net cash used in investing activities of $274.1 million consisted primarily of capital expenditures. Capital expenditures totaled $266.6 million and $259.3 million during the nine months ended September 30, 2017 and 2016, respectively. We generally fund capital expenditures with cash provided by operating activities and cash proceeds from apartment community sales.

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
A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flow for the nine months ended September 30, 2017 and 2016, are presented below (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016
Real Estate
Capital replacements	$32,665	$30,467
Capital improvements	12,050	10,763
Property upgrades	85,670	53,707
Redevelopment additions	115,444	117,810
Development additions	5,783	30,481
Casualty replacements	6,700	4,280
Real Estate capital additions	258,312	247,508
Plus: additions related to consolidated asset managed communities, apartment communities sold or held for sale, and other adjustments	3,445	8,051
Consolidated capital additions	261,757	255,559
Plus: net change in accrued capital spending	4,866	3,764
Capital expenditures per consolidated statement of cash flows	$266,623	$259,323
For the nine months ended September 30, 2017 and 2016, we capitalized $5.9 million and $7.8 million of interest costs, respectively, and $26.8 million and $24.1 million of other direct and indirect costs, respectively.
We invested $85.7 million in property upgrades during the nine months ended September 30, 2017, and we anticipate a full year investment ranging from $95 million to $105 million.

Redevelopment/Development
Information regarding our redevelopment and development communities at September 30, 2017, is presented below (dollars in millions):

	Location	Apartment Homes Approved for Redevelopment or Development	Estimated Net Investment	Inception-to-Date Net Investment	Expected Stabilized Occupancy (1)	Expected Net Operating Income Stabilization (1)
Under Redevelopment
Bay Parc Plaza	Miami, FL	(2)	$16.0	$9.1	(2)	(2)
Calhoun Beach Club	Minneapolis, MN	275	28.7	5.1	(3)	(3)
Flamingo South Beach	Miami, FL	(4)	9.7	1.2	(4)	(4)
Palazzo at Park La Brea	Los Angeles, CA	389	24.5	15.3	2Q 2020	3Q 2021
Palazzo East at Park La Brea	Los Angeles, CA	611	28.0	0.6	4Q 2020	1Q 2022
Parc Mosaic	Boulder, CO	226	117.0	19.2	4Q 2020	1Q 2022
Park Towne Place	Philadelphia, PA	943	176.0	135.0	1Q 2019	2Q 2020
Saybrook Pointe	San Jose, CA	324	18.3	13.7	1Q 2019	2Q 2020
Yorktown	Lombard, IL	292	25.7	16.8	(3)	(3)

Lease-up complete, NOI stabilization period
One Canal	Boston, MA	310	195.0	194.8	1Q 2017	2Q 2018
The Sterling	Philadelphia, PA	534	71.5	70.6	3Q 2017	4Q 2018
Total		3,904	$710.4	$481.4

(1)
Redevelopments provide us with the flexibility to align the timing of completed apartment homes with market demand. As such, expected occupancy stabilization and expected NOI stabilization dates may change as market conditions evolve.

(2)	This phase of redevelopment encompasses common areas, amenity improvements and the creation of a new retail space.

(3)	In response to market conditions, we slowed redevelopment activities and extended the estimated time for completion.

(4)	This phase of the redevelopment encompasses common areas and security system upgrades.
Net investment represents the total actual or estimated investment, net of tax and other credits earned as a direct result of our redevelopment or development of the community.
Net Operating Income Stabilization represents the period in which we expect the communities to achieve stabilized rents and operating costs, generally five quarters after occupancy stabilization.
During the nine months ended September 30, 2017, we invested $121.2 million in ongoing redevelopment and development projects.
During the nine months ended September 30, 2017, we completed construction of the third tower at Park Towne Place in Center City, Philadelphia. As of September 30, 2017 this tower was 74% leased at rates consistent with underwriting. We expect this tower to be more than 90% leased by year-end, as are the first two towers redeveloped at the community.
Also in Center City Philadelphia, during the nine months ended September 30, 2017, we completed redevelopment and the lease-up of the 534 apartment homes at The Sterling and substantially completed the reconfiguration of the second floor commercial space, upgrades to the third and fourth floor commercial space and upgrades to residential common areas.
In the past three years, we have leased more than 1,100 redeveloped apartment homes in Center City, Philadelphia. Based on these results, we decided to proceed with a $40.0 million redevelopment of the fourth and final tower at Park Towne Place. De-leasing of the fourth tower is underway and construction on this tower is scheduled to commence by year end.
In addition to the redevelopments described above, during the nine months ended September 30, 2017 we continued redevelopment of three ongoing projects in Los Angeles and San Jose, California and Lombard, Illinois and commenced redevelopments at four apartment communities in Miami, Minneapolis, and Los Angeles, which are summarized in the table above.
In 2014, we acquired Eastpointe, a “C” property located in Boulder, Colorado. Over the past two years, we have planned and entitled a new $117.0 million, 226 apartment home community to be known as Parc Mosaic. De-leasing of Eastpointe is underway and construction of Parc Mosaic is scheduled to commence by year end.

Inclusive of the redevelopment and development projects discussed above, during the nine months ended September 30, 2017 we expanded our redevelopment and development pipeline by $223.1 million. The total estimated net investment for these redevelopment and development communities is $710.4 million, with a projected weighted average net operating income yield on these investments of 6.1% assuming untrended rents. Of this total, $481.4 million has been funded.
We expect our total development and redevelopment spending to range from $150 million to $170 million for the year ending December 31, 2017.
Financing Activities
For the nine months ended September 30, 2017, net cash used in financing activities of $16.4 million was primarily attributed to our reacquisition of the limited partner interests in the Palazzo joint venture, dividends paid to common security holders, distributions paid to noncontrolling interests and principal payments on property loans, mostly offset by proceeds from the term loan, net borrowings on our revolving credit facility and proceeds from non-recourse property debt.
Net borrowings on our revolving credit facility primarily relate to the timing of property debt financing activities and apartment community dispositions planned during 2017, as well as the timing of our reacquisition of the limited partner interests in the Palazzo joint venture. Proceeds from non-recourse property debt borrowings during the period consisted of the closing of six fixed-rate, amortizing, non-recourse property loans totaling $162.2 million. On a weighted average basis, these loans have a term of 9.3 years and an interest rate of 3.6%, 129 basis points more than the corresponding Treasury rate at the time of pricing.
We like the discipline of financing our investments in real estate through the use of fixed-rate, amortizing, non-recourse property debt, as the amortization gradually reduces our leverage and reduces our refunding risk, and the fixed-rate provides a hedge against increases in interest rates.
Principal payments on property loans during the period totaled $250.7 million, consisting of scheduled principal amortization of $64.3 million and repayments of $186.4 million.
Net cash used in financing activities also includes $191.3 million of payments to equity holders, as further detailed in the table below.
Equity and Partners’ Capital Transactions
The following table presents the Aimco Operating Partnership’s distribution activity (including distributions paid to Aimco) during the nine months ended September 30, 2017 (in thousands):

Cash distributions paid by the Aimco Operating Partnership to holders of noncontrolling interests in consolidated real estate partnerships	$1,977
Cash distributions paid by the Aimco Operating Partnership to preferred unitholders (1)	12,271
Cash distributions paid by the Aimco Operating Partnership to common unitholders (2)	177,013
Total cash distributions paid by the Aimco Operating Partnership	$191,261

(1)	$6.4 million represented distributions to Aimco, and $5.8 million represented distributions paid to holders of OP Units.

(2)	$169.0 million represented distributions to Aimco, and $8.0 million represented distributions paid to holders of OP Units.
The following table presents Aimco’s dividend activity during the nine months ended September 30, 2017 (in thousands):

Cash distributions paid by Aimco to holders of noncontrolling interests in consolidated real estate partnerships	$1,977
Cash distributions paid by Aimco to holders of OP Units	13,852
Cash dividends paid by Aimco to preferred stockholders	6,445
Cash dividends paid by Aimco to common stockholders	168,987
Total cash dividends and distributions paid by Aimco	$191,261
Future Capital Needs
We expect to fund any future acquisitions, redevelopment, development, and other capital spending principally with proceeds from apartment community sales, short-term borrowings, debt and equity financing and operating cash flows. Our near term business plan does not contemplate the issuance of equity.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2017, on a consolidated basis, we had approximately $83.1 million of variable-rate property debt outstanding, and $606.2 million of variable-rate borrowings under our Credit Agreement. We estimate that an increase in 30-day LIBOR of 100 basis points with constant credit risk spreads would result in our net income, the amount of net income attributable to Aimco common stockholders and the amount of net income attributable to the Aimco Operating Partnership’s common unitholders being reduced by approximately $6.7 million on an annual basis. We estimate that a decrease in 30-day LIBOR of 100 basis points would increase the amounts of our net income by a similar amount.
At September 30, 2017, we had approximately $133.6 million in cash and cash equivalents and restricted cash, a portion of which bear interest at variable rates and may partially mitigate the effect of an increase in variable rates on our variable-rate debt discussed above.
We estimate the fair value for debt instruments as described in Note 6 to the condensed consolidated financial statements in Item 1. The estimated fair value of indebtedness associated with the Real Estate portfolio was approximately $4.2 billion at September 30, 2017, inclusive of a $62.3 million mark-to-market liability. The carrying value of non-recourse property debt of the partnerships served by our Asset Management business approximated its estimated fair value at September 30, 2017 and December 31, 2016. The mark-to-market liability increased by $4.7 million as compared to the mark-to-market liability at December 31, 2016.
If market rates for consolidated fixed-rate debt were higher by 100 basis points with constant credit risk spreads, the estimated fair value of consolidated debt discussed above would decrease from $4.4 billion in the aggregate to $4.3 billion. If market rates for consolidated debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of consolidated fixed-rate debt would increase from $4.4 billion in the aggregate to $4.6 billion.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Aimco
(a) Unregistered Sales of Equity Securities. Aimco did not issue any unregistered shares of Common Stock during the nine months ended September 30, 2017.
(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its common equity securities during the three months ended September 30, 2017. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of September 30, 2017, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
The Aimco Operating Partnership
(a) Unregistered Sales of Equity Securities. The Aimco Operating Partnership did not issue any unregistered OP Units during the nine months ended September 30, 2017.
(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, limited partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the three months ended September 30, 2017, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases (redemptions in exchange for cash) of the Aimco Operating Partnership’s equity securities for the three months ended September 30, 2017.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2017	9,601	$44.03	N/A	N/A
August 1 - August 31, 2017	684	43.09	N/A	N/A
September 1 - September 30, 2017	14,388	45.56	N/A	N/A
Total	24,673	$44.89

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
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: November 1, 2017