Form 10-K
period 2017-12-31
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2018-03-01
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
The aggregate market value of the voting and non-voting common stock of Apartment Investment and Management Company held by non-affiliates of Apartment Investment and Management Company was approximately $6.7 billion as of June 30, 2017. As of February 27, 2018, there were 157,330,262 shares of Class A Common Stock outstanding.

As of February 27, 2018, there were 164,901,915 Partnership Common Units outstanding.

_______________________________________________________
Documents Incorporated by Reference
Portions of Apartment Investment and Management Company’s definitive proxy statement to be issued in conjunction with Apartment Investment and Management Company’s annual meeting of stockholders to be held May 1, 2018, are incorporated by reference into Part III of this Annual Report.

EXPLANATORY NOTE
This filing combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2017, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean collectively Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of December 31, 2017, owned a 95.5% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 4.5% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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
AIMCO PROPERTIES, L.P.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2017

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

•
Financing risks, including the availability and cost of capital markets’ financing; the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; and the risk that our earnings may not be sufficient to maintain compliance with debt covenants;

•	Insurance risks, including the cost of insurance, natural disasters and severe weather such as hurricanes; and

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
PART I

Item 1. Business
The Company
Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. Aimco is a self-administered and self-managed real estate investment trust, or REIT, focused on the ownership, management, redevelopment and limited development of quality apartment communities located in some of the largest markets in the United States.
Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in AIMCO Properties, L.P., or the Aimco Operating Partnership, a Delaware limited partnership formed on May 16, 1994. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership.
As of December 31, 2017, we had ownership interests in 182 apartment communities with 43,802 apartment homes.
Business Overview
Our business activities are defined by a commitment to our core values of integrity, respect, collaboration, performance and a focus on our customers. These values and our corporate mission, “to consistently provide quality apartment homes in a respectful environment delivered by a team of people who care,” shape our culture. In all of our interactions with residents, team members, business partners, lenders, and equity holders, we aim to be the best owner and operator of apartment communities and an outstanding corporate citizen.

Our principal financial objective is to provide predictable and attractive returns to our equity holders. We measure our current return using Adjusted Funds From Operations and our long-term return using Economic Income (each of which are defined under the Non-GAAP Measures heading in Item 7). Our business plan to achieve this principal financial objective is to:

•
operate our portfolio of desirable apartment homes with a high level of focus on customer selection and customer satisfaction and in an efficient manner that produces predictable and growing Free Cash Flow, which is defined under the Operational Excellence heading, below;

•
improve our portfolio of apartment communities, which is diversified both by geography and by price point by selling apartment communities with lower projected free cash flow internal rates of return and investing the proceeds from such sales through capital enhancements, redevelopment, development, and acquisitions with greater land value, higher expected rent growth, and projected free cash flow internal rates of return in excess of those expected from the communities sold;

•
use low levels of financial leverage primarily in the form of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination which reduces our refunding and re-pricing risk and which provides a hedge against increases in interest rates; and

•	focus intentionally on a collaborative and productive culture based on respect for others and personal responsibility.
Our business is organized around five areas of strategic focus: operational excellence; redevelopment; portfolio management; balance sheet; and team and culture. Our areas of strategic focus are described in more detail below. Recent accomplishments in the execution of such strategies are discussed in the Executive Overview in Item 7.
Operational Excellence
We own and operate a portfolio of market rate apartment communities diversified by both geography and price point, which we refer to as our Real Estate portfolio. At December 31, 2017, our Real Estate portfolio included 136 apartment communities with 36,904 apartment homes in which we held an average ownership of 99%. This portfolio was divided about two thirds by value to our “Same Store” portfolio of stabilized apartment communities and about one third by value to “Other Real Estate,” which includes recently acquired communities and communities under redevelopment or development whose long-term financial contribution is not yet stabilized.
We also held nominal ownership positions in partnerships that own 46 low-income housing tax credit apartment communities with 6,898 apartment homes. We provide services to these partnerships and receive fees and other payments in return. Our relationship with these partnerships is different than real estate ownership and is better described as an asset management business, or Asset Management.
To manage our property operations efficiently and to increase the benefits from our local management expertise, we give direct responsibility for operations within each area to area operations leaders with regular oversight by senior management. To enable the area operations leaders to focus on sales and service, as well as to improve financial control and budgeting, we have dedicated area financial officers who support the operations leaders. Additionally, with the exception of routine maintenance and purchases and installation of equipment, we have specialized teams that manage capital spending related to larger and more complicated construction.
We seek to improve our property operations by: employing service-oriented, well-trained team members; taking advantage of advances in technology; centralizing operational tasks where efficient to do so; standardizing business processes, operational measurements, and internal reporting; and enhancing financial controls over field operations. We focus on the following areas:

•
Customer Satisfaction. Our operating culture is focused on our residents and providing them with a high level of service in a clean, safe, and respectful living environment. We regularly monitor and evaluate our performance by providing customers with numerous opportunities to grade our work. In 2017, we received 84,000 customer grades averaging 4.25 on a five-point scale. We use this customer feedback as a daily management tool. We also publish on-line these customer evaluations as important and credible information for prospective customers. We have automated certain aspects of our on-site operations to enable current and future residents to interact with us using methods that are efficient and effective for them, such as making on-line requests for service work and executing leases and lease renewals on-line. In addition, we emphasize the quality of our on-site team members through recruiting, training and retention programs, which, with the continuous, real-time customer feedback, contributes to improved customer service. We believe that greater customer satisfaction leads to higher resident retention and increased occupancy rates, which in turn leads to increased revenue and reduced costs.

•
Resident Selection and Retention. In our apartment communities, we believe that one’s neighbors are a meaningful part of the customer experience, together with the location of the community and the physical quality of the apartment homes.

Part of our property operations strategy is to focus on attracting and retaining stable, credit-worthy residents who are also good neighbors. We have explicit criteria for resident selection, which we apply to new leases and to renewal leases, including creditworthiness and behavior in accordance with our community standards and our written “Good Neighbor Commitment.” Our focus on resident selection and retention led to 53% of expiring leases being renewed in 2017, which is above peer average.

•
Revenue Management and Ancillary Services. We have a centralized revenue management system that leverages people, processes, and technology to work in partnership with our local property management teams to develop rental rate pricing. We seek to increase Free Cash Flow, which we define as net operating income less Capital Replacements, by optimizing the balance between rental and occupancy rates, as well as taking into consideration costs such as preparing an apartment home for a new resident. We are focused on careful measurements of on-site operations, as we believe that timely and accurate collection of apartment community performance and resident profile data will enable us to maximize Free Cash Flow through better property management and leasing decisions. We seek to maximize profit by performing timely data analysis of new and renewal pricing for each apartment home, thereby enabling us to adjust rents quickly in response to changes in supply and demand and minimize vacancy time. We also generate incremental revenue by providing services to our residents, including, at certain apartment communities, telecommunications services, parking options, package lockers, and storage space rental.

•
Controlling Expenses. Innovation is the foundation of our cost control efforts. Innovative activities include: moving administrative tasks to our shared service center, which reduces costs and allows site teams to focus on sales and service; taking advantage of economies of scale at the corporate level, through electronic procurement which reduces complexity and increases purchasing volume discounts; focusing on life cycle costs by investing in more durable, longer-lived materials, which reduce turn times and costs; and leveraging technology to enhance the customer experience through website design and package lockers, which meet today’s customer preference for self-service. For the year ended December 31, 2017 compared to 2016, Same Store property operating expenses increased by 0.7%. Same Store controllable operating expenses, which we define as property operating expenses excluding taxes, insurance and utility expenses, decreased by 1.3%. The compounded annual growth rate for Same Store controllable operating expenses for the past decade is negative 0.4%.

•
Improving and Maintaining Apartment Community Quality. We believe that the physical condition and amenities of our apartment communities are important factors in our ability to maintain and increase rental rates. We invest in the maintenance and improvement of our apartment communities primarily through: Capital Enhancements, which may include kitchen and bath remodeling, energy conservation projects, and investments in longer-lived materials as described above, all of which are generally lesser in scope than is a redevelopment and do not significantly disrupt property operations; Capital Improvements, which extend the useful life of an apartment community from its condition at our date of purchase; and Capital Replacements, which are capital additions made to replace the portion of an apartment community consumed during our ownership. During 2017, we invested approximately $2,800 per apartment home in Capital Enhancements, $470 per apartment home in Capital Improvements, and $1,050 per apartment home in Capital Replacements.

Redevelopment
Redevelopment is our second line of business where we create value equal to 25% to 35% of our incremental investment by repositioning communities within the Aimco portfolio and by constructing new communities. We measure the rate and quality of financial returns by Net Asset Value creation, an important component of Economic Income, our primary measure of long-term financial performance (Net Asset Value is defined under the Non-GAAP Measures heading in Item 7). We invest to earn risk-adjusted returns in excess of those expected from the apartment communities sold in paired trades to fund the redevelopment and development.
We undertake a range of redevelopments, including those in which buildings or exteriors are renovated without the need to vacate apartment homes; those in which significant renovation of apartment homes may be accomplished upon lease expiration and turnover; and those in which an entire building or community is vacated. We often execute redevelopments using a phased approach, in which we renovate an apartment community in stages. Redevelopment work may include seeking entitlements from local governments, which enhance the value of our existing portfolio by increasing density, that is, the right to add apartment homes to a site.
We also undertake ground-up development when warranted by risk-adjusted investment returns, either directly in connection with the redevelopment of an existing apartment community or, on a more limited basis, at a new location. When warranted, we rely on the expertise and credit of a third-party developer familiar with the local market to limit our exposure to construction risk.
Of these two activities, we favor redevelopment because it permits adjustment of the scope and timing of spending to align with changing market conditions and customer preferences.

Portfolio Management
Our portfolio management strategy involves the allocation of investment capital to enhance rent growth and increase long term capital values through portfolio design emphasizing land value as well as location and submarket. We target geographic diversification in our portfolio in order to reduce the volatility of our rental revenue and to reduce the risk of undue concentration in any particular market. Similarly, we seek price point diversification by owning communities that offer apartment homes at rents below those asked by competitive new building supply.
Our portfolio of apartment communities is diversified across “A,” “B,” and “C+” price points, averaging “B/B+” in quality and is also diversified among some of the largest markets in the United States. Please refer to the Executive Overview heading under Item 7 for a description of our portfolio quality ratings. At December 31, 2017, our Real Estate portfolio was allocated about one half to “A” rated properties, and about one half to “B” and “C+” rated properties.
As part of our portfolio strategy, we seek to sell up to 10% of our portfolio annually and to reinvest the proceeds from such sales in accretive uses such as capital enhancements, redevelopments, occasional developments, and selective acquisitions with projected free cash flow internal rates of return higher than expected from the communities being sold. Through this disciplined approach to capital recycling, we have significantly increased the quality and expected rental rate growth of our portfolio.
Balance Sheet
Our leverage strategy seeks to increase financial returns while using leverage with appropriate caution. We limit risk through balance sheet structure, employing low leverage, primarily non-recourse and long-dated property debt; build financial flexibility by maintaining ample unused and available credit as well as holding properties with substantial value unencumbered by property debt; and use partners’ capital when it enhances financial returns or reduces investment risk.
We target the ratio of Proportionate Debt plus Preferred Equity to Adjusted EBITDA to be below 7.0x and we target the ratio of Adjusted EBITDA to Adjusted Interest Expense and Preferred Dividends to be greater than 2.5x. Please refer to the Non-GAAP Measures heading under Item 7 for definitions of these terms. Our leverage includes our share of long-term, non-recourse property debt secured by apartment communities in our Real Estate portfolio, our term loan, outstanding borrowings under our revolving credit facility, and outstanding preferred equity.
Our liquidity consists of cash balances and available capacity on our revolving line of credit. At December 31, 2017, we had on hand $616.6 million in cash and restricted cash plus available capacity on our line of credit.
We also manage our financial flexibility by maintaining an investment grade rating and holding apartment communities that are unencumbered by property debt. At December 31, 2017, we held unencumbered apartment communities with an estimated fair market value of approximately $1.8 billion, up 12.5% year-over year.
Please refer to the Executive Overview and Liquidity and Capital Resources headings under Item 7 for additional information regarding our balance sheet and liquidity.
Team and Culture
Our team and culture are keys to our success. Our intentional focus on a collaborative and productive culture based on respect for others and personal responsibility is reinforced by a preference for promotion from within based on succession planning and talent development to produce a strong, stable team that is the enduring foundation of our success. In 2017, Aimco was recognized by the Denver Post as a Top Work Place. We are one of only a dozen Colorado companies of all sizes that have earned this designation for five consecutive years.
Competition
In attracting and retaining residents to occupy our apartment communities, we compete with numerous other housing providers. Our apartment communities compete directly with other rental apartments as well as condominiums and single-family homes that are available for rent or purchase in the markets in which our apartment communities are located. Principal factors of competition include rent or price charged, attractiveness of the location and apartment community, and the quality and breadth of services. The number of competitive apartment communities relative to demand in a particular area has a material effect on our ability to lease apartment homes at our communities and on the rents we charge. In certain markets, there exists an oversupply of newly-constructed apartment homes, single-family homes, and condominiums relative to consumer demand, which affects the pricing and occupancy of our rental apartments.
We also compete with other real estate investors, including other apartment REITs, pension and investment funds, partnerships, and investment companies in acquiring, redeveloping, managing, obtaining financing for, and disposing of apartment communities. This competition affects our ability to acquire apartment communities we want to add to our portfolio and the price that we pay in such acquisitions; our ability to finance or refinance communities in our portfolio and the cost of such financing; and our ability to dispose of communities we no longer desire to retain in our portfolio and the timing and price available to us when we seek to dispose of such communities.
Taxation
Aimco
Aimco has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to as the Code, commencing with our taxable year ended December 31, 1994, and intends to continue to operate in such a manner. The Code imposes various requirements related to organizational structure, distribution levels, diversity of stock ownership, and certain restrictions with regard to owned assets and categories of income that must be met in order to continue to qualify as a REIT. If Aimco continues to qualify for taxation as a REIT, Aimco will generally not be subject to United States federal corporate income tax on its taxable income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from an investment in a corporation.
Certain of Aimco’s operations or a portion thereof, including property management and risk management are conducted through taxable REIT subsidiaries, each of which we refer to as a TRS. A TRS is a subsidiary C-corporation that has not elected REIT status and, as such, is subject to United States federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents and investment partners that cannot be offered directly by a REIT. We also use TRS entities to hold investments in certain apartment communities.
The Aimco Operating Partnership
The Aimco Operating Partnership is treated as a “pass-through” entity for United States federal income tax purposes and is not subject to United States federal income taxation. Partners in the Aimco Operating Partnership, however, are subject to tax on their allocable share of partnership income, gains, losses, deductions, and credits, regardless of whether the partners receive any actual distributions of cash or other property from the Aimco Operating Partnership during the taxable year. Generally, the characterization of any particular item is determined by the Aimco Operating Partnership, rather than at the partner level, and the amount of a partner’s allocable share of such item is governed by the terms of the Aimco Operating Partnership’s Partnership Agreement. The Aimco Operating Partnership is subject to tax in certain states.
Regulation
General
Apartment communities and their owners are subject to various laws, ordinances, and regulations, including those related to real estate broker licensing and regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on apartment communities or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction, and safety requirements, may result in significant unanticipated expenditures, which would adversely affect our net income and cash flows from operating activities. In addition, existing rent control laws, as well as future enactment of rent control or rent stabilization laws, such as legislation that has been considered in New York and certain cities in California, or other laws regulating multifamily housing may reduce rental revenue or increase operating costs in particular markets.
Environmental
Various federal, state, and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present at an apartment community. These materials may include lead-based paint, asbestos, polychlorinated biphenyls, and petroleum-based fuels. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the release or presence of such materials. In connection with the ownership, operation, and management of apartment communities, we could potentially be liable for environmental liabilities or costs associated with our current apartment communities, communities we acquire or manage in the future, or communities we previously owned or operated in the past. These and other risks related to environmental matters are described in more detail in Item 1A. Risk Factors.
Insurance
Our primary lines of insurance coverage are property, general liability, and workers’ compensation. We believe that our insurance coverages adequately insure our apartment communities against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, terrorism, and other perils, and adequately insure us against other risk. Our coverage includes deductibles, retentions and limits that are customary in the industry. We have established loss prevention, loss mitigation, claims handling, and litigation management procedures to manage our exposure.
Employees
At December 31, 2017, we had approximately 1,350 team members, of which about 1,000 were at the apartment community level performing on-site functions, or at our shared service center performing tasks that have been centralized there, with the balance managing corporate and area functions, including investment and debt transactions, legal, finance and accounting, information systems, human resources and other support functions. As of December 31, 2017, unions represented approximately 80 of our team members. We have never experienced a work stoppage and believe we maintain satisfactory relations with our team members.
Available Information
Our combined Annual Report on Form 10-K, our combined Quarterly Reports on Form 10-Q, Current Reports on Form 8-K filed by Aimco or the Aimco Operating Partnership and any amendments to any of those reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through Aimco’s website at www.aimco.com. The information contained on Aimco’s website is not incorporated into this Annual Report. Aimco’s Common Stock is listed on the New York Stock Exchange under the symbol “AIV.” In 2017, Aimco’s chief executive officer submitted his annual corporate governance listing standards certification to the New York Stock Exchange, which certification was unqualified.
Item 1A. Risk Factors
The risk factors noted in this section and other factors noted throughout this Annual Report, describe certain risks and uncertainties that could cause our actual results to differ materially from those contained in any forward-looking statement.
Redevelopment, development and construction risks could affect our profitability.
We are currently redeveloping certain of our apartment communities. During 2018, we expect to invest $120 million to $200 million in redevelopment and development activities. Redevelopment and development are subject to numerous risks, including the following:

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
Our ability to fund necessary capital expenditures on our apartment communities depends on, among other things, our ability to generate net operating income in excess of required debt payments. If we are unable to fund capital expenditures on our apartment communities, we may not be able to preserve the competitiveness of our communities, which could adversely affect their net operating income and long term value.

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

•	competition from other apartment communities and other housing options;

•	local conditions, such as loss of jobs, unemployment rates, or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•	changes in governmental regulations and the related cost of compliance;

•	changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•	changes in interest rates and the availability of financing.
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
Real estate investments are relatively illiquid and generally cannot be sold quickly. REIT tax rules also restrict our ability to sell apartment communities. Thus, we may not be able to change our portfolio promptly in response to changes in economic or other market conditions. Our ability to dispose of apartment communities in the future will depend on prevailing economic and market conditions, including the cost and availability of financing. This could have a material adverse effect on our financial condition or results of operations.
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
Our existing and future debt financing could result in foreclosure of our apartment communities, prevent us from making distributions on our equity, or otherwise adversely affect our liquidity.
We are subject to the risk that our cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we fail to make required payments of principal and interest on our non-recourse debt, our lenders could foreclose on the apartment communities and other collateral securing such debt, which would result in the loss to us of income and asset value. As of December 31, 2017, the majority of our apartment communities were encumbered by debt. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our communities or pay distributions required to be paid in order to maintain Aimco’s qualification as a REIT.
Disruptions in the financial markets could affect our ability to obtain financing and the cost of available financing and could adversely affect our liquidity.
Our ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets. During periods of economic uncertainty, the United States credit markets may experience significant liquidity disruptions, which may cause the spreads on debt financings to widen considerably and make obtaining financing, both non-recourse property debt and corporate borrowings, such as those under our revolving credit agreement, more difficult. In particular, apartment borrowers have benefited from the historic willingness of Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, to make substantial amounts of loans secured by multi-family properties, even in times of economic distress. These two lenders are federally chartered and subject to federal regulation, making uncertain their prospects and ability to provide liquidity in a future downturn.
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
As of December 31, 2017, we had approximately $399.8 million of variable-rate indebtedness outstanding associated with our Real Estate portfolio. We estimate that an increase in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce our net income and the amount of net income attributable to our common security holders (including Aimco common stockholders and the Aimco Operating Partnership’s common unitholders) by approximately $3.8 million on an annual basis.
At December 31, 2017, our Real Estate portfolio had approximately $95.3 million in cash and cash equivalents and restricted cash, a portion of which bear interest at variable rates indexed to LIBOR-based rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate indebtedness discussed above.
Covenant restrictions may limit our ability to make payments to our investors.
Some of our debt and other securities contain covenants that restrict our ability to make distributions or other payments to our investors unless certain financial tests or other criteria are satisfied. Our revolving credit agreement provides, among other things, that we may not make distributions to our investors during any four consecutive fiscal quarters in an aggregate amount greater than 95% of our Funds From Operations for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain Aimco’s REIT status. Our outstanding classes of preferred stock or preferred units prohibit the payment of dividends on our Common Stock or common partnership units if we fail to pay the dividends to which the holders of the preferred stock or preferred units are entitled.
The Aimco Operating Partnership and its subsidiaries may be prohibited from making distributions and other payments.
All of Aimco’s apartment communities are owned, and all of Aimco’s operations are conducted, by the Aimco Operating Partnership. Further, many of the Aimco Operating Partnership’s apartment communities are owned by subsidiaries of the Aimco Operating Partnership. As a result, Aimco depends on distributions and other payments from the Aimco Operating Partnership, and the Aimco Operating Partnership depends on distributions and payments from its subsidiaries in order to satisfy our financial obligations and make payments to our investors. The ability of the Aimco Operating Partnership and its subsidiaries to make such distributions and other payments depends on their earnings and cash flows and may be subject to statutory or contractual limitations. As an equity investor in the Aimco Operating Partnership and its subsidiaries, our right to receive assets upon their liquidation or reorganization will be effectively subordinated to the claims of their creditors. To the extent that we are recognized as a creditor of such subsidiaries, our claims may still be subordinate to any security interest in or other lien on their assets and to any of their debt or other obligations that are senior to our claims.
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
Although we are proactively engaged in managing moisture intrusion and preventing the presence of mold at our apartment communities, it is not unusual for periodic moisture intrusion to cause mold in isolated locations within an apartment community. We have implemented policies, procedures and training, and include a detailed moisture intrusion and mold assessment during acquisition due diligence. We believe these measures will manage mold exposure at our apartment communities and will minimize the effects that mold may have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. We have only limited insurance coverage for property damage claims arising from the presence of mold and for personal injury claims related to mold exposure.
Government housing regulations may limit the opportunities at some of our apartment communities and failure to comply with resident qualification requirements may result in financial penalties and/or loss of benefits, such as rental revenues paid by government agencies. Additionally, the government may cease to operate or reduce funding for government housing programs which would result in a loss of benefits from those programs.
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
Additionally, there is no guarantee that the government will continue to operate these programs or that the programs will be operated in a manner that generates benefits consistent with those received in the past. Any cessation of or change in the administration of benefits from these government housing programs may result in our loss or reduction in the amount of the benefits we receive under these programs, including rental subsidies. During 2017, 2016 and 2015, rental revenues for our Real Estate portfolio included $30.6 million, $30.9 million and $25.6 million, respectively, from subsidies from government agencies. Of the 2017 subsidies, approximately 23.9% related to communities sold during 2017 leaving about $7.1 million related to communities benefiting from housing assistance contracts that expire in 2018, which we are in the process of renewing or anticipate renewing, and $16.2 million related to communities benefiting from housing assistance contracts that expire after 2018 and had a weighted average term of 8.0 years. Any loss or reduction in the amount of these benefits may adversely affect our liquidity and results of operations.
We also hold nominal ownership positions in partnerships owning low-income housing tax credit communities. We provide services to these partnerships and receive fees and other payments in return. We refer to this relationship as our Asset Management business. During 2017, 2016 and 2015, rental revenues of communities owned by partnerships served by our Asset Management business included $49.0 million, $49.3 million and $47.8 million, respectively, of subsidies from government agencies.
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
Aimco may fail to qualify as a REIT.
If Aimco fails to qualify as a REIT, Aimco will not be allowed a deduction for dividends paid to its stockholders in computing its taxable income, and will be subject to United States federal income tax at regular corporate rates. This would substantially reduce our funds available for distribution to our investors. Unless entitled to relief under certain provisions of the Code, Aimco also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT. In addition, Aimco’s failure to qualify as a REIT would place us in default under our revolving credit agreement.
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
Even if Aimco qualifies as a REIT, Aimco may be subject to United States federal income and excise taxes in various situations, such as on its undistributed income. Aimco could also be required to pay a 100% tax on any net income on non-arm’s length transactions between Aimco and a taxable REIT subsidiary and on any net income from sales of apartment communities that were held for sale primarily in the ordinary course. State and local tax laws may not conform to the United States federal income tax treatment, and Aimco may be subject to state or local taxation in various state or local jurisdictions in which Aimco transacts business. Any taxes imposed on Aimco would reduce our operating cash flow and net income and could negatively impact our ability to pay dividends and distributions.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
REITs are entitled to a U.S. federal tax deduction for dividends paid to their stockholders. As compared to other taxable corporations, this ability to reduce or eliminate the REIT’s taxable income by paying dividends to stockholders is a principal benefit of maintaining REIT status, generally resulting in a lower combined tax liability of the REIT and its stockholders as compared to that of the combined tax liability of other taxable corporations and their stockholders. Notwithstanding this combined benefit, dividends payable by REITs may result in marginally higher taxes to the stockholder.
C-corporations are generally required to pay U.S. federal income tax on earnings. After tax earnings are then available for stockholder dividends. The maximum U.S. federal tax rate applicable to income from "qualified dividends" payable to U.S. stockholders that are individuals, trusts and estates is currently 20%, plus the 3.8% investment tax surcharge. While dividends payable by REITs are generally not eligible for the qualified dividend reduced rates, stockholders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends from REITs. This deduction is available for taxable years beginning after December 31, 2017 and before January 1, 2026 and will generally cause the maximum tax rate for ordinary dividends from REITs to be 29.6%, plus the 3.8% investment tax surcharge.
Beginning in 2018, REIT dividends payable to individuals, trusts and estates can be taxed at 20% for capital gains and qualified dividends, 25% for unrecaptured Section 1250 gains, or 29.6% for ordinary dividends, whereas qualified dividends from C-corporations are generally taxed at 20%. Both are subject to the 3.8% investment tax surcharge. Based on the character of Aimco’s 2017 REIT dividends, the effective U.S. federal income tax rate that would be be paid on Aimco’s 2018 dividends by stockholders who are individuals, trusts and estates would be 25.5% before considering the 3.8% investment tax surcharge. To the extent, the character of Aimco’s 2018 REIT dividends are similar to that of 2017, Aimco dividends would be taxed at a marginal rate 5.5% higher than the rate for a C-corporation dividend. In 2017, the ordinary income portion of of Aimco’s REIT taxable income was elevated compared to prior years. If the character of Aimco’s 2018 REIT dividends are similar to the average of the last three years, Aimco dividends would be taxed at a marginal rate 4.6% higher than the rate for a C-corporation dividend.
Changes to U.S. federal income tax laws could materially and adversely affect Aimco and Aimco's stockholders.
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in Aimco Common Stock. The U.S. federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. The recently enacted Tax Cuts and Jobs Act made substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their tax rates on a temporary basis subject to ‘‘sunset” provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses, and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by noncorporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The effect of these and the many other changes made in the Tax Cuts and Jobs Act is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on market conditions generally. Furthermore, many of the provisions of the Tax Cuts and Jobs Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on Aimco. There may also be technical corrections legislation proposed with respect to the Tax Cuts and Jobs Act, the effect and timing of which cannot be predicted and may be adverse to Aimco or Aimco's stockholders.

Investors are urged to consult their tax advisors with respect to these changes and the potential effect on their investment in Aimco’s Common Stock.
Limits on ownership of shares specified in Aimco’s charter may result in the loss of economic and voting rights by purchasers that violate those limits.
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
The 8.7% and other ownership limits discussed above may have the effect of delaying or precluding acquisition by a third-party of control of Aimco without the consent of Aimco’s Board of Directors. Aimco’s charter authorizes its Board of Directors to issue up to 510,587,500 shares of capital stock. As of December 31, 2017, 500,787,260 shares were classified as Common Stock, of which 157,189,447 were outstanding, and 9,800,240 shares were classified as preferred stock, of which 5,000,000 were outstanding. Under Aimco’s charter, its Board of Directors has the authority to classify and reclassify any of Aimco’s unissued shares of capital stock into shares of capital stock with such preferences, conversion or other rights, voting power restrictions, limitations as to dividends, qualifications or terms or conditions of redemptions as the Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of Aimco, where there is a difference of opinion between the Aimco Board of Directors and others as to what is in Aimco’s stockholders’ best interests.
The Maryland General Corporation Law may limit the ability of a third-party to acquire control of Aimco.
As a Maryland corporation, Aimco is subject to various Maryland laws that may have the effect of discouraging offers to acquire Aimco and increasing the difficulty of consummating any such offers, where there is a difference of opinion between the Aimco Board of Directors and others as to what is in Aimco’s stockholders’ best interests. The Maryland General Corporation Law, specifically the Maryland Business Combination Act, restricts mergers and other business combination transactions between Aimco and any person who acquires, directly or indirectly, beneficial ownership of shares of Aimco’s stock representing 10% or more of the voting power without Aimco’s Board of Directors’ prior approval. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66-2/3% of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price. The Maryland General Corporation Law, specifically the Maryland Control Share Acquisition Act, provides generally that a person who acquires shares of Aimco’s capital stock representing 10% or more of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote. Additionally, the Maryland General Corporation Law provides, among other things, that the board of directors has broad discretion in adopting stockholders’ rights plans and has the sole power to fix the record date, time and place for special meetings of the stockholders. To date, Aimco has not adopted a stockholders’ rights plan. In addition, the Maryland General Corporation Law provides that a corporation that:

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Additional information about our consolidated apartment communities is contained in “Schedule III - Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K. Refer to Note 4 to the consolidated financial statements in Item 8 for additional information regarding property debt.
Our Real Estate portfolio is diversified by both price point and geography and consists of market rate apartment communities in which we own a substantial interest. Our Real Estate portfolio includes garden style, mid-rise and high-rise apartment communities located in 22 states and the District of Columbia. Our portfolio strategy seeks predictable rent growth from a portfolio of apartment communities diversified among some of the largest markets in the United States, and that is diversified across “A,” “B” and “C+” price points, averaging “B/B+” in quality. As of December 31, 2017, our Real Estate portfolio consisted of roughly one half “A” quality communities and one half “B” and “C+” quality communities (as measured by gross asset value). Please refer to the Executive Overview heading under Item 7 for a description of our portfolio quality ratings. The following table sets forth information on the apartment communities in our Real Estate portfolio as of December 31, 2017:

	Number of Apartment Communities		Number of Apartment Homes	Average Economic Ownership
Atlanta	5		817	100%
Bay Area	16		3,236	100%
Boston	15		4,689	100%
Chicago	10		3,246	100%
Denver	8		2,065	98%
Greater New York	18	—	1,040	100%
Greater Washington, DC	13		5,325	99%
Los Angeles	13		4,347	100%
Miami	5		2,652	100%
Philadelphia	5		2,796	97%
San Diego	12		2,423	97%
Seattle	2		239	100%
Other markets	14		4,029	97%
Total Real Estate portfolio	136		36,904	99%
At December 31, 2017, we owned an equity interest in 136 apartment communities with 36,904 apartment homes in our Real Estate portfolio. We consolidated 132 of these apartment communities with 36,762 apartment homes.
These consolidated apartment communities contained, on average, 279 apartment homes, with the largest community containing 2,113 apartment homes. These apartment communities offer residents a range of amenities, including resort pools with cabanas, grills, clubhouses, spas, fitness centers, package lockers, dog parks and large open spaces. Many of the apartment homes offer features such as granite countertops, wood flooring, stainless steel appliances, fireplaces, spacious closets, washer and dryer connections, balconies and patios.
The majority of our consolidated apartment communities are encumbered by property debt. At December 31, 2017, apartment communities in our Real Estate portfolio were encumbered by, in aggregate, $3.5 billion of property debt with a weighted average interest rate of 4.6% and a weighted average maturity of 7.2 years. The apartment communities collateralizing this non-recourse property debt have an estimated aggregate fair value of $10.9 billion. At December 31, 2017, we held unencumbered apartment communities with an estimated fair value of approximately $1.8 billion.
At December 31, 2017, we also held nominal ownership positions in partnerships that own 46 apartment communities with 6,898 apartment homes that qualify for low-income housing tax credits and are structured to provide for the pass through of tax credits and tax deductions to their partners. We provide asset management and other services to these partnerships and receive fees and other payments in return. In accordance with accounting principles generally accepted in the United States of America, or GAAP, we consolidate most of these partnerships, which own an aggregate of 39 apartment communities with 6,211 apartment homes.
Item 3. Legal Proceedings
As further discussed in Note 5 to the consolidated financial statements in Item 8, we are engaged in discussions with regulatory agencies regarding environmental matters at apartment communities we, or predecessor entities, previously owned. Although the outcome of these matters is uncertain, we do not expect the resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Additionally, as further discussed in Note 3 to the consolidated financial statements in Item 8, in January 2018 we reached an agreement to settle litigation pertaining to the ownership of a property we acquired in 2014.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Aimco
Aimco’s Common Stock has been listed and traded on the NYSE under the symbol “AIV” since July 22, 1994. The following table sets forth the quarterly high and low sales prices of our Common Stock, as reported on the NYSE, and the dividends declared in the periods indicated:

Quarter Ended	High	Low	Dividends Declared (per share)
December 31, 2017	$45.47	$43.15	$0.36
September 30, 2017	46.45	42.42	0.36
June 30, 2017	44.99	42.64	0.36
March 31, 2017	46.53	43.11	0.36

December 31, 2016	$45.45	$39.88	$0.33
September 30, 2016	47.59	43.30	0.33
June 30, 2016	44.16	39.57	0.33
March 31, 2016	41.82	35.45	0.33
Aimco’s Board of Directors determines and declares its dividends. In making a dividend determination, Aimco’s Board of Directors considers a variety of factors, including: REIT distribution requirements; current market conditions; liquidity needs; and other uses of cash, such as for deleveraging and accretive investment activities. Aimco’s Board of Directors targets a dividend payout ratio between 65% and 70% of Adjusted Funds From Operations (which is defined in Item 7). In January 2018, Aimco’s Board of Directors declared a cash dividend of $0.38 per share on its Common Stock. On an annualized basis, this represents an increase of 6% compared to the dividends paid in 2017. This dividend is payable on February 28, 2018, to stockholders of record on February 16, 2018. Aimco’s Board of Directors anticipates similar per share quarterly cash dividends for the remainder of 2018. However, the Board of Directors may adjust the dividend amount or the frequency with which the dividend is paid based on then prevailing circumstances.
On February 27, 2018, the closing price of Aimco Common Stock was $38.43 per share, as reported on the NYSE, and there were 157,330,262 shares of Common Stock outstanding, held by 1,741 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.
As a REIT, Aimco is required to distribute annually to holders of its Common Stock at least 90% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income.
From time to time, Aimco may issue shares of Common Stock in exchange for OP Units, defined under The Aimco Operating Partnership heading below. Please refer to Note 7 to the consolidated financial statements in Item 8 for further discussion of such exchanges. Aimco may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the year ended December 31, 2017, Aimco did not issue any shares of Common Stock in exchange for OP Units or limited partnership interests in consolidated real estate partnerships.
Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. There were no repurchases of Aimco shares during the year ended December 31, 2017. As of December 31, 2017, Aimco was authorized to repurchase approximately 19.3 million shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

Performance Graph
The following graph compares cumulative total returns for Aimco’s Common Stock, the MSCI US REIT Index, the NAREIT Apartment Index, and the Standard & Poor’s 500 Total Return Index (the “S&P 500”). The MSCI US REIT Index is published by Morgan Stanley Capital International Inc., a provider of equity indices. The NAREIT Apartment Index is published by The National Association of Real Estate Investment Trusts, or NAREIT, a representative of real estate investment trusts and publicly traded real estate companies with interests in United States real estate and capital markets. The MSCI REIT Index reflects total shareholder return for a broad range of REITs and the NAREIT Apartment Index provides a more direct multifamily peer comparison of total shareholder return. The indices are weighted for all companies that fit the definitional criteria of the particular index and are calculated to exclude companies as they are acquired and to add companies to the index calculation as they become publicly traded companies. All companies that fit the definitional criteria and existed at the point in time presented are included in the index calculations. The graph assumes the investment of $100 in Aimco’s Common Stock and in each index on December 31, 2012, and that all dividends paid have been reinvested. The historical information set forth below is not necessarily indicative of future performance.

	For the fiscal years ended December 31,
Index	2012	2013	2014	2015	2016	2017
Aimco (1)	$100.00	$98.95	$146.49	$162.81	$190.96	$189.68
MSCI US REIT (1)	100.00	102.47	133.60	136.97	148.75	156.29
NAREIT Apartment Index (2)	100.00	93.80	130.97	152.52	156.88	162.72
S&P 500 (1)	100.00	132.39	150.51	152.59	170.84	208.14
(1) Source: S&P Global Market Intelligence © 2018
(2) Source: National Association of Real Estate Investment Trusts
The Performance Graph will not be deemed to be incorporated by reference into any filing by Aimco under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Aimco specifically incorporates the same by reference.

The Aimco Operating Partnership
Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as partnership preferred units, or preferred OP Units. There is no public market for the Aimco Operating Partnership’s common partnership units, including OP Units, and we have no intention of listing the common partnership units on any securities exchange. In addition, the Aimco Operating Partnership’s Partnership Agreement restricts the transferability of common partnership units, including OP Units. The following table sets forth the distributions declared per common partnership unit in each quarterly period during the two years ended December 31, 2017 and 2016:

Quarter Ended	2017	2016
December 31	$0.36	$0.33
September 30	0.36	0.33
June 30	0.36	0.33
March 31	0.36	0.33
The Aimco Operating Partnership’s Board of Directors determines and declares its distributions. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of December 31, 2017, owned a 95.5% ownership interest in the common partnership units of the Aimco Operating Partnership and the Aimco Operating Partnership holds all of Aimco’s assets and manages the daily operations of Aimco’s business. The distributions paid by the Aimco Operating Partnership to Aimco are used by Aimco to fund the dividends paid to its stockholders.  Accordingly, the per share dividends Aimco pays to its stockholders generally equal the per share distributions paid by the Aimco Operating Partnership to holders of its common partnership units.
At February 27, 2018, there were 164,901,915 common partnership units and equivalents outstanding (157,330,262 of which were held by Aimco) that were held by 2,624 unitholders of record.
The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than Aimco have the right to redeem their common OP Units for cash or, at our election, shares of Aimco Common Stock.
No common OP Units or preferred OP Units held by Limited Partners were redeemed for shares of Aimco Common Stock during the year ended December 31, 2017.
The following table summarizes the Aimco Operating Partnership’s repurchases of common OP Units for the three months ended December 31, 2017:

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2017	1,212	$45.04	N/A	N/A
November 1 - November 30, 2017	4,155	44.26	N/A	N/A
December 1 - December 31, 2017	2,685	44.42	N/A	N/A
Total	8,052	$44.43
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

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(dollar amounts in thousands, except per share data)
OPERATING DATA:
Total revenues (1)	$1,005,437	$995,854	$981,310	$984,363	$974,053
Net income (1)	347,079	483,273	271,983	356,111	237,825
Net income attributable to Aimco/the Aimco Operating Partnership per common share/unit – diluted	$1.96	$2.67	$1.52	$2.06	$1.40

BALANCE SHEET INFORMATION:
Total assets	$6,079,040	$6,232,818	$6,118,681	$6,068,631	$6,046,579
Total indebtedness	3,861,770	3,648,206	3,599,648	3,852,885	4,090,653
Non-recourse property debt of partnerships served by Asset Management business	227,141	236,426	249,493	255,140	265,196

OTHER INFORMATION:
Dividends/distributions declared per common share/unit	$1.44	$1.32	$1.18	$1.04	$0.96

(1)
Effective January 1, 2014, we adopted a new accounting standard, which revised the definition of a discontinued operation. In the selected financial data presentation above, for the year ended December 31, 2013, total revenues excludes revenue generated by discontinued operations of $62.2 million and net income includes income from discontinued operations, net of tax, of $203.2 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
We are focused on the ownership, management, redevelopment and limited development of quality apartment communities located in some of the largest markets in the United States.
Our principal financial objective is to provide predictable and attractive returns to our equity holders. We measure our current return using Adjusted Funds From Operations, or AFFO, and our long-term total return using Economic Income. In 2017, AFFO grew by 7.6% to $2.12 per share. Over the last five years, our Economic Income grew at a compound annual return of 13.7%, comprised of 10.6% compounded annual growth in net asset value, or NAV, per share and $5.78 in cash dividends per share paid over the period. We also use Pro forma Funds From Operations, or Pro forma FFO, as a measure of operational performance. Economic Income, NAV, AFFO, and Pro forma FFO are non-GAAP measures and are defined under the Non-GAAP Measures heading below.
Our business and five areas of strategic focus are described in more detail within the Business Overview in Item 1. The results from execution of our business plan in 2017 are further described in the sections that follow.
Net income attributable to common stockholders per common share decreased by $0.71 for the year ended December 31, 2017, as compared to 2016, primarily due to lower gains on the sale of apartment communities and higher depreciation expense, partially offset by increased contribution from property net operating income more fully described below.
Pro forma FFO per share increased $0.13, or 5.6%, for the year ended December 31, 2017, as compared to 2016. The primary driver of this increase was property net operating income growth of $0.11 per share, consisting of:

•	$0.10 from Same Store property net operating income growth of 4.2%, driven primarily by a 3.2% increase in revenue and almost flat expense growth;

•
$0.12 from the lease-up over the last 12 months of more than 800 renovated homes at redevelopment communities and completion of the lease-up of One Canal in Boston, and Indigo in Redwood City, California; and

•	$0.02 from our Other Real Estate apartment communities, primarily due to rate increases; partially offset by

•	$0.13 lower property net operating income from apartment communities sold in 2016 to fund redevelopment and development activities and acquisitions.
As compared to 2016, lower interest rates, higher tax benefit, higher transactional income and other factors, partially offset by lower deferred tax credit income, contributed an additional $0.02 to Pro forma FFO per share.
The $0.13 increase in year-over-year Pro forma FFO per share plus $0.02 in lower capital replacement spending due to fewer apartment homes increased AFFO by $0.15, or 7.6% per share.
Operational Excellence
We own and operate a portfolio of market rate apartment communities diversified by both geography and price point. At December 31, 2017, our Real Estate portfolio included 136 apartment communities with 36,904 apartment homes in which we held an average ownership of approximately 99%.
Our property operations team delivered solid results for our Real Estate portfolio for the year ended December 31, 2017. Highlights include:

•	Same Store net operating income growth greater than 4% for the seventh year in a row;

•	Same Store rent increases on renewals and new leases averaged 4.6% and 0.6%, respectively, for a weighted average increase of 2.5%; and

•	Completion of the lease-up of One Canal in Boston, and Indigo in Redwood City, California.
Our focus on efficient operations through productivity initiatives such as centralization of administrative tasks, optimization of economies of scale at the corporate level, and investment in more durable, longer-lived materials has helped us control operating expenses. As a result of these efforts, our Same Store controllable operating expenses, which we define as property operating expenses before real estate taxes, insurance and utilities, decreased by 1.3% for the year ended December 31, 2017 compared to 2016. The compounded annual growth rate for Same Store controllable operating expenses for the past decade is negative 0.4%.
For the year ended December 31, 2017, our Real Estate portfolio provided 69% net operating income margins and 64% Free Cash Flow margins. Free Cash Flow is defined under the Non-GAAP Measures heading below.
In addition to those communities in our Real Estate portfolio, as of December 31, 2017, we held nominal ownership positions (generally less than 1%) in partnerships that own 46 low-income housing tax credit communities with 6,898 apartment homes. We provide asset management and other services to these partnerships and receive fees and other payments in return. Our relationship with these partnerships is different than real estate ownership and is better described as an Asset Management business. We have limited upside or downside exposure. In accordance with GAAP, we consolidate most of these partnerships and communities, thus reflecting their operating results as though they were our own until our fee and other interests have been repaid, generally upon sale of the underlying communities.
Redevelopment
Our second line of business is the redevelopment and development of apartment communities where we create value equal to 25% to 35% of our incremental investment by repositioning communities within the Aimco portfolio and by constructing new communities. We measure the rate and quality of financial returns by Net Asset Value creation, an important component of Economic Income, our primary measure of long-term financial performance. We invest to earn risk-adjusted returns in excess of those expected from the apartment communities sold in paired trades to fund the redevelopment or development.
We also undertake ground-up development when warranted by risk-adjusted investment returns, either directly in connection with the redevelopment of an existing apartment community or, on a more limited basis, at a new location. When warranted, we rely on the expertise and credit of a third-party developer familiar with the local market to limit our exposure to construction risk.
Of these two activities, we favor redevelopment because it permits adjustment of the scope and timing of spending to align with changing market conditions and customer preferences.
During the year ended December 31, 2017, we invested $172.4 million primarily in our ongoing redevelopment and development projects.

During the year ended December 31, 2017, we completed construction on the third tower of Park Towne Place in Center City, Philadelphia. As of December 31, 2017, the first three towers combined were 89% leased with approximately 40 homes remaining to be leased at the third redeveloped tower to reach occupancy stabilization. Based on these results, we decided to proceed with a $40 million redevelopment of the fourth and final tower. We have completed de-leasing and commenced construction on this tower, and lease-up is scheduled to commence in the spring of 2018.
We have planned and entitled a new $117.0 million, 226 apartment home community to be known as Parc Mosaic, located in Boulder, Colorado on the site of our Eastpointe community. As part of this plan, as of December 31, 2017, we completed the de-leasing of Eastpointe and commenced demolition and construction. The site is two miles from the new Google campus and is across the street from Ball Aerospace’s Technology Campus and Foothills Hospital. Building in Boulder is highly regulated and new supply is limited, notwithstanding higher enrollment at the University of Colorado and increased employment generally.
Inclusive of these two new projects, our total estimated net investment in redevelopment and development activities is $714.6 million, with a projected weighted average net operating income yield on these investments of 6.1%, assuming untrended rents. As of December 31, 2017, $513.1 million of this total has been funded.
During 2017, we leased over 800 apartment homes at our redevelopment communities. As of December 31, 2017, our lease-up exposure at active redevelopment and development projects included approximately 611 apartment homes, of which 232 were in the fourth tower of Park Towne Place, which we expect to be available for lease beginning in the summer of 2018 and 215 were in Parc Mosaic, which we expect to be available for lease beginning in the summer of 2019.
See below under the Liquidity and Capital Resources – Redevelopment/Development heading for additional information regarding our redevelopment and development investment during the year ended December 31, 2017.
Portfolio Management
Our portfolio of apartment communities is diversified across “A,” “B,” and “C+” price points, averaging “B/B+” in quality and is diversified across some of the largest markets in the U.S. We measure the quality of apartment communities in our Real Estate portfolio based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of the local market average, as “B” quality apartment communities those earning rents between 90% and 125% of the local market average; as “C+” quality apartment communities those earning rents greater than $1,100 per month, but lower than 90% of local market average; and as “C” quality apartment communities those earning rents less than $1,100 per month and lower than 90% of local market average. We classify as “B/B+” quality a portfolio that on average earns rents between 100% and 125% of the local market average rents where the portfolio is located. Although some companies and analysts within the multifamily real estate industry use apartment community quality ratings of “A,” “B,” and “C,” some of which are tied to local market rent averages, the metrics used to classify apartment community quality as well as the period for which local market rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multifamily real estate industry.
As part of our portfolio strategy, we seek to sell up to 10% of our portfolio annually and to reinvest the proceeds from such sales in accretive uses such as capital enhancements, redevelopments, occasional developments, and selective acquisitions with projected Free Cash Flow internal rates of return higher than expected from the communities being sold. Through this disciplined approach to capital recycling, we have significantly increased the quality and expected growth rate of our portfolio, resulting in a compound annual growth rate in average revenue per Aimco apartment home of 8.8% over the last three years.

	Three Months Ended
	December 31,
	2017	2014
Average Revenue per Aimco apartment home (1)	$2,123	$1,650
Portfolio Average Rents as a Percentage of Local Market Average Rents	113%	108%
Percentage A (4Q 2017 Average Revenue per Aimco Apartment Home $2,707)	53%	45%
Percentage B (4Q 2017 Average Revenue per Aimco Apartment Home $1,848)	32%	33%
Percentage C+ (4Q 2017 Average Revenue per Aimco Apartment Home $1,721)	15%	5%
Percentage C	—%	17%
(1) Represents average monthly rental and other property revenues divided by the number of occupied apartment homes multiplied by our ownership interest in the apartment community as of the end of the current period.

The quality of our portfolio improved through value created by our redevelopment and transaction activities, contributing to the increase in average revenue per apartment home. The increase is due to rent growth from the improved quality of our portfolio, driven in part by the sale of apartment communities with average monthly revenues per Aimco apartment home lower than those of the retained portfolio, and also by our reinvestment of the sales proceeds through redevelopment, development and acquisition of apartment communities with higher rents and better free cash flow return prospects than the apartment communities sold.
As we execute our portfolio strategy, we expect to increase average revenue per Aimco apartment home for our Real Estate portfolio at a rate greater than market rent growth; increase free cash flow margins; and maintain sufficient geographic and price point diversification to moderate volatility and concentration risk.
During the year ended December 31, 2017, we sold five apartment communities with 2,291 apartment homes for a gain of $297.9 million and gross proceeds of $397.0 million resulting in net proceeds of $381.1 million. Two of these apartment communities were affordable communities located in Washington, DC and Philadelphia, and three were located in southern New Jersey and southern Virginia.
In January 2018, we agreed to sell our interests in the entities owning the La Jolla Cove property in settlement of legal actions filed in 2014 by a group of disappointed buyers who had hoped to acquire the property. As a result of the settlement, we recognized a gross impairment loss of $35.8 million in our 2017 results, $25.6 million of which relates to the establishment of a deferred tax liability assumed in connection with our acquisition of the business entities. Upon closing of the transaction, the tax liability will be assumed by the buyer, resulting in no economic loss. The remaining $10.2 million loss is offset by cash distributions we received during our ownership and avoided legal costs for continued litigation. On an economic basis, we agreed to sell these entities at roughly our purchase price, adjusted for retained cash distributions and avoided legal costs.
Also in January 2018, we sold three additional apartment communities with 513 apartment homes for a gain of approximately $50.0 million, net of tax, and gross proceeds of $71.9 million, resulting in $64.6 million in net proceeds. Two of these communities are located in southern Virginia and one is located in suburban Maryland.
Proceeds from the 2017 and 2018 sales were used to repay outstanding borrowings on our revolving credit facility, effectively funding the equity portion of the Palazzo reacquisition, as further discussed in Note 3 to the consolidated financial statements in Item 8, as well as our 2017 redevelopment and development activities.
Balance Sheet
We target net leverage of $3.8 billion. At December 31, 2017, our leverage of $3.9 billion was above this target due to the timing of the three apartment community sales discussed above that closed in January 2018.
Our leverage includes our share of long-term, non-recourse property debt encumbering apartment communities in our Real Estate portfolio, our term loan, outstanding borrowings on the revolving credit facility and outstanding preferred equity. In our calculation of leverage, we exclude non-recourse property debt obligations of consolidated partnerships served by our Asset Management business, as these are not our obligations and they have limited effect on the amount of fees and other amounts we expect to receive in our role as asset manager for these partnerships.
Our leverage strategy seeks to increase financial returns while using leverage with appropriate caution. We limit risk through balance sheet structure, employing low leverage, primarily non-recourse and long-dated property debt; build financial flexibility by maintaining ample unused and available credit as well as holding properties with substantial value unencumbered by property debt; and use partners’ capital when it enhances financial returns or reduces investment risk.
We target the ratio of Proportionate Debt and Preferred Equity to Adjusted EBITDA to be below 7.0x and we target the ratio of Adjusted EBITDA to Adjusted Interest Expense and Preferred Dividends to be greater than 2.5x.
Proportionate Debt, Adjusted EBITDA and Adjusted Interest Expense, as used in these ratios, are non-GAAP financial measures, which are further discussed and reconciled under the Non-GAAP Measures – Leverage Ratios heading. Preferred Equity represents Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units. Our leverage ratios for the three months ended December 31, 2017, are presented below:

Proportionate Debt to Adjusted EBITDA	6.5x
Proportionate Debt and Preferred Equity to Adjusted EBITDA	6.9x
Adjusted EBITDA to Adjusted Interest Expense	3.3x
Adjusted EBITDA to Adjusted Interest Expense and Preferred Dividends	3.1x

We calculate our leverage ratios based on the most recent three month amounts, annualized. Our calculation of Adjusted EBITDA in our leverage ratios has been adjusted on a pro forma basis to reflect the disposition of five apartment communities during the period as if the sales had closed on October 1, 2017. The effect of this pro forma adjustment may be found in the Adjusted EBITDA reconciliation under the Non-GAAP Measures heading.
During 2017, we closed or rate-locked nine fixed-rate, non-recourse, amortizing, property loans totaling $550.8 million. On a weighted basis, the term of these loans averaged 9.1 years and their interest rates averaged 3.48%, 123 basis points above the corresponding treasury rates at the time of pricing.
Also during 2017, we restructured five fixed-rate, non-recourse, amortizing, property loans totaling $17.4 million, extending their maturity dates from 2018 to 2023 and reducing their weighted average interest rate from 4.13% to 3.63%.
The net effect of 2017 property debt refinancing activities has been to lower our weighted average fixed interest rates by about 20 basis points to 4.64%, generating prospective annual interest savings of approximately $6.6 million.
Our liquidity consists of cash balances and available capacity on our revolving line of credit. As of December 31, 2017, we had on hand $616.6 million of cash and restricted cash plus available capacity on our revolving line of credit.
We also manage our financial flexibility by maintaining an investment grade rating and holding apartment communities that are unencumbered by property debt. At December 31, 2017, we held unencumbered apartment communities with an estimated fair market value of approximately $1.8 billion, up 12.5% year-over-year.
Two credit rating agencies rate our creditworthiness, using different methodologies and ratios for assessing our credit, and both have rated our credit and outlook as BBB- (stable), an investment grade rating. Although some of the ratios they use are similar to those we use to measure our leverage, there are differences in our methods of calculation and therefore our leverage ratios disclosed above are not indicative of the ratios that may be calculated by these agencies.
For additional information regarding our leverage, please see the discussion under the Liquidity and Capital Resources heading.
Team and Culture
Our team and culture are keys to our success. Our intentional focus on a collaborative and productive culture based on respect for others and personal responsibility is reinforced by a preference for promotion from within based on succession planning and talent development to produce a strong, stable team that is the enduring foundation of our success. In 2017, Aimco was recognized by the Denver Post as a Top Work Place. We are one of only a dozen Colorado companies of all sizes that have earned this designation for five consecutive years.
Key Financial Indicators
The key financial indicators that we use in managing our business and in evaluating our operating performance are Economic Income, our measure of total return, and Adjusted Funds From Operations, our measure of current return. In addition to these indicators, we evaluate our operating performance and financial condition using: Pro forma Funds From Operations; FCF; same store property operating results; proportionate property net operating income; average revenue per effective apartment home; leverage ratios; and net leverage. Certain of these financial indicators are non-GAAP financial measures, which are defined, further described and, for certain of the measures, reconciled to comparable GAAP-based measures under the Non-GAAP Measures heading below.
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
Overview
2017 compared to 2016
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership decreased by $114.6 million and $120.0 million, respectively, for the year ended December 31, 2017 as compared to 2016. The decrease in income was principally due to a decrease in gain on dispositions of real estate and an increase in depreciation and amortization resulting from redeveloped apartment homes placed into service and the completion of One Canal and the acquisition of Indigo in 2016, partially offset by improved operating results as further described below.

2016 compared to 2015
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership increased by $181.7 million and $190.8 million, respectively, for the year ended December 31, 2016 as compared to 2015. The increase in income was principally due to an increase in gain on dispositions of real estate, partially offset by an increase in depreciation and amortization resulting from redeveloped apartment homes placed into service and the completion of One Canal and the acquisition of Indigo in 2016.
The following paragraphs discuss these and other items affecting the results of operations of Aimco and the Aimco Operating Partnership in more detail.
Property Operations
As described under the preceding Executive Overview heading, our Real Estate segment consists primarily of market rate apartment communities in which we hold a substantial equity ownership interest.
We use proportionate property net operating income to assess the operating performance of our Real Estate portfolio. Proportionate property net operating income reflects our share of rental and other property revenues less direct property operating expenses, including real estate taxes, for consolidated apartment communities we manage. Accordingly, the results of operations of our Real Estate segment discussed below are presented on a proportionate basis and exclude the results of four apartment communities with 142 apartment homes that we neither manage nor consolidate.
We do not include offsite costs associated with property management or casualty-related amounts in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below. Refer to Note 12 in the consolidated financial statements in Item 8 for further discussion regarding our reportable segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.
Real Estate Proportionate Property Net Operating Income
We classify apartment communities within our Real Estate segment as Same Store and Other Real Estate. Same Store communities are those that have reached a stabilized level of operations as of the beginning of a two-year comparable period and maintained it throughout the current and comparable prior year, and are not expected to be sold within 12 months. Other Real Estate includes apartment communities that do not meet the Same Store definition, including, but not limited to: redevelopment and development apartment communities, which are those currently under construction that have not achieved a stabilized level of operations and those that have been completed in recent years that have not achieved and maintained stabilized operations for both the current and comparable prior year; acquisition apartment communities, which are those we have acquired since the beginning of a two-year comparable period; and communities that we expect to sell within 12 months but do not yet meet the criteria to be classified as held for sale.
As of December 31, 2017, as defined by our segment performance metrics, our Real Estate segment consisted of 92 Same Store communities with 26,386 apartment homes and 37 Other Real Estate communities with 9,863 apartment homes.
From December 31, 2016 to December 31, 2017, on a net basis, our Same Store portfolio decreased by nine communities and decreased by 4,507 apartment homes. These changes consisted of:

•	the addition of three redeveloped apartment communities with 974 apartment homes that were classified as Same Store upon maintaining stabilized operations for the entirety of both periods presented;

•	the addition of one acquired apartment community with 94 apartment homes that was classified as Same Store because we have now owned it for the entirety of both periods presented;

•	the reduction of five apartment communities with 2,460 apartment homes for which we commenced redevelopment during the period;

•	the reduction of two apartment communities with 906 apartment homes we expected to sell during 2017;

•	the reduction of three apartment communities with 1,696 apartment homes sold during the period; and

•	the reduction of three apartment communities with 513 apartment homes held for sale.

As of December 31, 2017, our Other Real Estate communities included:

•	15 apartment communities with 6,386 apartment homes in redevelopment or development;

•	2 apartment communities with 578 apartment homes recently acquired;

•	4 apartment communities with 604 apartment homes owned that receive forms of government rental assistance; and

•
16 apartment communities with 2,295 apartment homes that do not meet the definition of Same Store because they are either subject to agreements that limit the amount by which we may increase rents or have not reached or maintained a stabilized level of occupancy as of the beginning of a two-year comparable period, often due to a casualty event.

Prior to 2017, five of the Other Real Estate communities were classified as part of our former Affordable segment. The results of operations for these communities are reflected in the comparable periods in the tables below.
Our Real Estate segment results for the years ended December 31, 2017 and 2016, as presented below, are based on the apartment community classifications as of December 31, 2017.

	Year Ended December 31,
(in thousands)	2017	2016	$ Change	% Change
Rental and other property revenues:
Same Store communities	$587,562	$569,522	$18,040	3.2%
Other Real Estate communities	266,929	222,065	44,864	20.2%
Total	854,491	791,587	62,904	7.9%
Property operating expenses:
Same Store communities	167,356	166,134	1,222	0.7%
Other Real Estate communities	97,830	85,502	12,328	14.4%
Total	265,186	251,636	13,550	5.4%
Proportionate property net operating income:
Same Store communities	420,206	403,388	16,818	4.2%
Other Real Estate communities	169,099	136,563	32,536	23.8%
Total	$589,305	$539,951	$49,354	9.1%
For the year ended December 31, 2017 compared to 2016, our Real Estate segment’s proportionate property net operating income increased $49.4 million, or 9.1%.
Same Store proportionate property net operating income increased by $16.8 million, or 4.2%. This increase was primarily attributable to an $18.0 million, or 3.2%, increase in rental and other property revenues due to higher average revenues ($59 per effective home), comprised primarily of increases in rental rates. Renewal rents (the rent paid by an existing resident who renewed her lease compared to the rent she previously paid) were up 4.6% for the year ended December 31, 2017, and new lease rents (the rent paid by a new resident compared to the rent paid by the previous resident of the same apartment home) were up 0.6%, resulting in a weighted average increase of 2.5%. The increase in Same Store rental and other property revenues was partially offset by a $1.2 million, or 0.7%, increase in property operating expenses, primarily due to increases in real estate taxes. During the year ended December 31, 2017 compared to 2016, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, decreased by $1.0 million, or 1.3%.
The proportionate property net operating income of Other Real Estate communities increased by $32.5 million, or 23.8%, due to:

•	redevelopment and lease-up activities during the year ended December 31, 2017, which helped contribute to incremental property net operating income of $20.9 million compared to 2016; and

•
higher property net operating income of $11.6 million from other communities, including the effect of our increased ownership interest in the Palazzo communities from our June 2017 reacquisition of the 47% limited partner interest in the related joint venture.

As of December 31, 2016, as defined by our segment performance metrics, our Real Estate portfolio consisted of 95 Same Store apartment communities with 28,684 apartment homes and 34 Other Real Estate communities with 7,531 apartment homes.
As of December 31, 2016, our Other Real Estate communities included:

•	13 apartment communities with 4,725 apartment homes in redevelopment or development;

•	3 apartment communities with 672 apartment homes recently acquired;

•	4 apartment communities with 604 apartment homes owned that receive forms of government rental assistance; and

•
14 apartment communities with 1,530 apartment homes that do not meet the definition of Same Store because they are either subject to agreements that limit the amount by which we may increase rents or have not reached or maintained a stabilized level of occupancy as of the beginning of a two-year comparable period, often due to a casualty event.

Our Real Estate segment results for the years ended December 31, 2016 and 2015, as presented below, are based on the apartment community classifications as of December 31, 2016, including the five Other Real Estate communities that were classified as part of our former Affordable segment until 2017, and excluding amounts related to apartment communities sold or classified as held for sale during 2017.

	Year Ended December 31,
(in thousands)	2016	2015	$ Change	% Change
Rental and other property revenues:
Same Store communities	$604,663	$577,159	$27,504	4.8%
Other Real Estate communities	186,924	159,920	27,004	16.9%
Total	791,587	737,079	54,508	7.4%
Property operating expenses:
Same Store communities	181,077	179,186	1,891	1.1%
Other Real Estate communities	70,559	61,603	8,956	14.5%
Total	251,636	240,789	10,847	4.5%
Proportionate property net operating income:
Same Store communities	423,586	397,973	25,613	6.4%
Other Real Estate communities	116,365	98,317	18,048	18.4%
Total	$539,951	$496,290	$43,661	8.8%
For the year ended December 31, 2016 compared to 2015, our Real Estate segment’s proportionate property net operating income increased $43.7 million, or 8.8%.
Same Store proportionate property net operating income increased by $25.6 million, or 6.4%. This increase was primarily attributable to a $27.5 million, or 4.8%, increase in rental and other property revenues due to higher average revenues ($85 per effective home), comprised primarily of increases in rental rates. Renewal rents (the rent paid by an existing resident who renewed her lease compared to the rent she previously paid) were up 5.7% for the year ended December 31, 2016, and new lease rents (the rent paid by a new resident compared to the rent paid by the previous resident of the same apartment home) were up 2.4%, resulting in a weighted average increase of 4.0%. The increase in Same Store rental and other property revenues was partially offset by a $1.9 million, or 1.1%, increase in property operating expenses, primarily due to increases in real estate taxes, personnel costs and repairs and maintenance, partially offset by lower utilities expenses and insurance costs. During the year ended December 31, 2016 compared to 2015, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, increased by $1.4 million, or 1.7%.
The proportionate property net operating income of Other Real Estate communities increased by $18.0 million during the year ended December 31, 2016 compared to 2015. This increase is attributable to the following:

•	$7.8 million increase due to the net operating income stabilization of three redeveloped communities;

•	$3.7 million due to lease-up activities at acquired and redeveloped apartment communities, partially offset by decreases due to apartment homes taken out of service for redevelopment; and

•
$6.5 million from other communities, including apartment communities we acquired in 2015 and market rate increases at four apartment communities that were approved in 2016 by the Department of Housing and Urban Development.

Non-Segment Real Estate Operations
Operating income amounts not attributed to our Real Estate segment include offsite costs associated with property management, casualty losses, and the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our Real Estate segment for purposes of evaluating segment performance (see Note 12 to the consolidated financial statements in Item 8).
For the years ended December 31, 2017, 2016 and 2015, casualty losses totaled $8.2 million, $5.6 million and $7.0 million, respectively. Casualty losses were elevated during the year ended December 31, 2017, primarily due to hurricane damage. Casualty losses were elevated during the year ended December 31, 2015, primarily due to losses resulting from property damage and snow removal costs associated with the severe snow storms in the Northeast.
For the years ended December 31, 2017, 2016 and 2015, apartment communities previously in our Real Estate portfolio that were sold or classified as held for sale as of December 31, 2017 generated net operating income of $26.5 million, $46.8 million and $68.8 million, respectively.
Asset Management Results
As further discussed in Note 2 to the consolidated financial statements in Item 8, we provide asset management and other services to certain consolidated partnerships that own apartment communities that qualify for low-income housing tax credits and are structured to provide for the pass-through of tax credits and tax deductions to their partners.
Contribution from Asset Management included in our consolidated financial statements includes: fees and other amounts paid to us from the net operating income of partnerships served by our Asset Management business less interest expense incurred on non-recourse property debt obligations of the partnerships; income associated with delivery of tax credits to the third-party investors in the partnerships (including amounts received during the period and amounts received in previous periods); and transactional revenue and other income less asset management expenses (including certain allocated offsite costs related to the operation of this business).
The contribution from Asset Management for the years ended December 31, 2017, 2016 and 2015, is presented in the table below.

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net operating income of partnerships served by the Asset Management business	$43,745	$43,161	$41,887
Interest expense on non-recourse property debt of partnerships	(13,031)	(13,387)	(12,984)
Amount available for payment of Asset Management fees	30,714	29,774	28,903
Tax credit income, net	10,049	16,546	22,819
Asset management expenses	(5,934)	(5,804)	(6,770)
Transactional revenue and other income	5,208	8,290	3,146
Contribution from the Asset Management business	$40,037	$48,806	$48,098
For the periods presented above, the contribution from the Asset Management business fluctuated for the reasons discussed below.

•
Increases in the amount available for payment of Asset Management fees generated by the partnerships were primarily attributed to increases in rental income due to higher rates, partially offset by the loss of net operating income from communities sold and higher operating expenses, including personnel and repairs and maintenance costs.

•
Tax credit income, net, decreased primarily due to the delivery of substantially all of the tax credits on various partnerships and our 2016 acquisition of an investor limited partner’s interest in one of the tax credit partnerships (and their rights to undelivered tax credits) prior to the end of the tax credit delivery period. Following the purchase, we recognized tax benefits in our results of operations, which largely offset the tax credit income we otherwise would have recognized.

•
Transactional revenues for the year ended December 31, 2017 includes $2.4 million in fees earned in connection with the disposition of real estate and for the year ended December 31, 2016 includes a $3.6 million fee earned for assisting a third-party property owner in a mark-up-to-market renewal related to an affordable community we previously owned. Other income, for each of the years presented, includes results related to the Napico business, which is further described under the Other, net heading below.

We expect the contribution to our net income from the Asset Management business to decline in future years as we continue to deliver the final tax credits for these partnerships and, as part of our plan to exit the Asset Management business, the partnerships sell the underlying apartment communities.
Depreciation and Amortization
For the year ended December 31, 2017 compared to 2016, depreciation and amortization expense increased by $33.1 million primarily due to renovated apartment homes placed in service after their completion, a full year of depreciation following the 2016 completion of our One Canal development and 2016 acquisition of Indigo, and other capital additions, partially offset by decreases associated with apartment communities sold.
For the year ended December 31, 2016 compared to 2015, depreciation and amortization expense increased by $26.8 million primarily due to renovated apartment homes placed in service after their completion, the completion of our One Canal and Vivo developments, and our 2016 acquisition of Indigo and other capital additions, partially offset by decreases associated with apartment communities sold.
General and Administrative Expenses
In recent years, we have worked toward simplifying our business, which allowed us to reduce overhead and other costs. This simplification and our scale reductions have allowed us to reduce our offsite costs, which consist of general and administrative expenses, property management expenses and investment management expenses, by $11.6 million, or 15.1%, over the last three years.
For the year ended December 31, 2017 compared to 2016, general and administrative expenses decreased $3.1 million, primarily due to lower personnel and related costs including incentive compensation, professional services, technology costs and other corporate costs.
For the year ended December 31, 2016 compared to 2015, general and administrative expenses, excluding incentive compensation, decreased by approximately $0.2 million. Inclusive of incentive compensation, general and administrative expenses increased $0.5 million, primarily due to our performance against key performance indicators in 2016 as compared to 2015.
Other Expenses, Net
Other expenses, net includes franchise taxes, costs associated with our risk management activities, partnership administration expenses and certain non-recurring items.
For the year ended December 31, 2017 compared to 2016, other expenses, net decreased by $2.9 million. The decrease was primarily due to the 2016 recognition of estimated future environmental clean-up and abatement costs associated with the matters discussed in Note 5 to the consolidated financial statements in Item 8, partially offset by legal costs we incurred related to a challenge to the title of a property we acquired in 2014.
For the year ended December 31, 2016 compared to 2015, other expenses, net increased by $3.9 million. The increase was primarily due to the 2016 environmental costs discussed above, partially offset by lower legal and related costs.
Provision for Real Estate Impairment Loss
In January 2018, we agreed to sell our interests in the entities owning the La Jolla Cove property in settlement of legal actions filed in 2014 by a group of disappointed buyers who had hoped to acquire the property. As a result of the settlement, we recognized in our 2017 results a gross impairment loss of $35.8 million, $25.6 million of which relates to the establishment of a deferred tax liability assumed in connection with our acquisition of the business entities. Upon closing of the transaction, the tax liability will be assumed by the buyer, resulting in no economic loss to Aimco. The remaining $10.2 million loss is offset by cash distributions paid to us during our ownership and avoided legal costs for continued litigation. On an economic basis, we agreed to sell these entities at roughly our purchase price, adjusted for retained cash distributions and avoided legal costs.
We recognized no provisions for impairment losses during the years ended December 31, 2016 or 2015.
Interest Expense
For the year ended December 31, 2017 compared to 2016, interest expense, which includes the amortization of debt issuance costs and amortization of deferred financing costs, decreased by $1.8 million, or 0.9%. The decrease was primarily due to lower average outstanding balances on non-recourse property debt for our Real Estate apartment communities and lower interest rates, resulting in an $11.9 million reduction in interest expense. These decreases were partially offset by higher amounts outstanding on corporate borrowings (including our term loan and incremental line borrowings used to temporarily fund the reacquisition of the Palazzo limited partner interests) and a decrease in capitalized interest associated with our redevelopment and development activities.
For the year ended December 31, 2016 compared to 2015, interest expense decreased by $3.3 million, or 1.7%. The decrease was primarily attributed to lower average outstanding balances from our repayment of non-recourse property debt and to a lesser extent from a lower average cost of debt on property loans refinanced during the year, resulting in an $8.1 million reduction in interest expense, and a $4.9 million reduction of interest expense on debt related to apartment community dispositions. These decreases were partially offset by increased interest expense on debt associated with apartment community acquisitions and on One Canal, the construction of which was completed during 2016 and for which we ceased interest capitalization, and higher average borrowings on our revolving credit facility.
Other, Net
Other, net includes our equity in the income or loss of unconsolidated real estate partnerships, and the results of operations related to the Napico business, which we accounted for under the profit sharing method prior to the derecognition of the final property during 2017.
For the year ended December 31, 2017 compared to 2016, net income of the Napico business increased by $2.1 million. For the year ended December 31, 2016 compared to 2015, net income of the Napico business increased by $5.4 million. As discussed in Note 3 to the consolidated financial statements in Item 8, in 2017 we derecognized the assets and liabilities related to the final Napico property, and in 2016 we partially derecognized the assets and liabilities of the Napico business, resulting in gains that contributed to the increase in other, net in both years.
Income Tax Benefit
Certain of our operations, including property management and risk management, are conducted through TRS entities. Additionally, some of our apartment communities are owned through TRS entities.
Our income tax benefit calculated in accordance with GAAP includes: (a) historic tax credits that offset income tax obligations of our TRS entities; (b) income taxes associated with the income or loss of our TRS entities, for which the tax consequences have been realized or will be realized in future periods; and (c) low income housing tax credits that offset REIT taxable income, primarily from retained capital gains. Income taxes related to these items (before gains on dispositions) are included in income tax benefit in our consolidated statements of operations.
Income tax benefit for the periods presented also reflects GAAP taxes associated with income and gains related to the Napico business, which was partially deconsolidated in 2016 and for which the final property was deconsolidated in 2017.
For the year ended December 31, 2017 compared to 2016, income tax benefit increased by $6.9 million, from $25.2 million to $32.1 million. The increase is primarily due to higher tax benefit associated with low-income housing tax credits from our September 2016 acquisition of the limited partner interests in a tax credit partnership, higher net operating losses at the TRS entities (including the La Jolla Cove impairment loss discussed above) and the $0.5 million net tax benefit we recognized as a result of the December 2017 tax reform legislation (as further discussed in Note 9 to the consolidated financial statements in Item 8). These increases were partially offset by a decrease in historic tax credits associated with the redevelopment of certain apartment communities, including the timing of final certification on one redevelopment in 2016.
For the year ended December 31, 2016 compared to 2015, income tax benefit decreased by $2.3 million, primarily due to lower net losses recognized by apartment communities owned by our TRS entities, partially offset by higher historic tax credits associated with the redevelopment of certain apartment communities and higher tax benefit associated with low-income housing tax credits from our acquisition of the limited partner interests in a tax credit partnership.

Gain on Dispositions of Real Estate, Net of Tax
The table below summarizes dispositions of apartment communities from our Real Estate portfolio and of consolidated partnerships served by our Asset Management business during the years ended (dollars in millions):

	December 31,
	2017	2016	2015
Real Estate
Number of apartment communities sold	5	7	11
Gross proceeds	$397.0	$517.0	$404.3
Net proceeds (1)	$385.3	$511.0	$229.4
Gain on disposition, net of tax	$298.0	$377.3	$180.6

Asset Management
Number of apartment communities sold	2	1	N/A
Gross proceeds	$10.9	$27.5	N/A
Net proceeds (1)	$5.0	$13.2	N/A
Gain on disposition, net of tax	$1.6	$16.5	N/A

(1)	Net proceeds are after repayment of debt, if any, net working capital settlements, payment of transaction costs and debt prepayment penalties, if applicable.
The apartment communities sold from our Real Estate portfolio during 2017, 2016 and 2015 were primarily located outside of our primary markets or in lower-rated locations within our primary markets and had average revenues per apartment home significantly below those of our retained portfolio.
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
For the years ended December 31, 2017, 2016 and 2015, we allocated net income of $9.1 million, $25.3 million, and $4.8 million, respectively, to noncontrolling interests in consolidated real estate partnerships. The amount of net income allocated to noncontrolling interests was driven by three primary factors: the operations of the consolidated apartment communities; gains on the sale of apartment communities with noncontrolling interest holders; and the results of operations of the Napico business, as further discussed below.

•
The amount of net income allocated to noncontrolling interests resulting from operations of the consolidated apartment communities was $2.4 million, $4.4 million and $4.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease from 2016 to 2017 is primarily due to the June 30, 2017 reacquisition of our limited partner’s interest in the Palazzo joint venture.

•
Gains on the sale of apartment communities allocated to noncontrolling interests totaled $7.3 million, $13.0 million and $6.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

•
As discussed in Note 3 to the consolidated financial statements in Item 8, we derecognized the Napico business in two transactions, which occurred in 2016 and 2017. We allocated $8.1 million of the gain on sale and a $0.6 million net loss, respectively, to the noncontrolling interest holders in connection with the 2017 and 2016 transactions. In 2015, we allocated a net loss of $5.4 million to the noncontrolling interest holders from the results of Napico operations.

Net Income Attributable to Aimco Preferred Stockholders and the Aimco Operating Partnership’s Preferred Unitholders
Net income attributable to Aimco preferred stockholders and the Aimco Operating Partnership’s preferred unitholders decreased by $3.4 million and $2.9 million, respectively, during the year ended December 31, 2017 as compared to 2016. These decreases were primarily due to Aimco’s redemption of its Class Z Preferred Stock in 2016. In connection with the redemption, we wrote off previously deferred issuance costs of $1.3 million. Additionally, the $0.7 million excess of the redemption value over the carrying amount was reflected in the net income attributable to Aimco Preferred Stockholders and Aimco Operating Partnership’s Preferred Unitholders for the year ended December 31, 2016.
Net income attributable to Aimco preferred stockholders and the Aimco Operating Partnership’s preferred unitholders increased by $0.2 million and $0.5 million, respectively, during the year ended December 31, 2016 as compared to 2015. These increases were primarily due to Aimco’s redemption of its Class Z Preferred Stock described above, which resulted in $2.0 million of redemption related charges, partially offset by $1.1 million of lower dividends.
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
As part of our portfolio strategy, we seek to sell up to 10% of our portfolio annually and to reinvest the proceeds from such sales in accretive uses such as capital enhancements, redevelopments, occasional developments, and selective acquisitions with projected Free Cash Flow internal rates of return higher than expected from the communities being sold. As we execute this strategy, we evaluate alternatives to sell or reduce our interest in apartment communities that do not align with our long-term investment strategy, although there is no assurance that we will sell or reduce our investment in such apartment communities during the desired time frame. For any apartment communities that are sold or meet the criteria to be classified as held for sale during the next 12 months, the reduction in the estimated holding period for these apartment communities may result in impairment losses.
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
Funds from Operations, Pro forma Funds From Operations and Adjusted Funds From Operations are non-GAAP financial measures, which are defined and further described below under the Funds From Operations and Adjusted Funds From Operations heading. Economic Income and Net Asset Value are non-GAAP financial measures defined and further described below under the Economic Income heading.

Free Cash Flow, or FCF, as calculated for our retained portfolio, represents an apartment community’s property net operating income, or NOI, less spending for capital replacements, which represents our estimation of the capital additions made to replace capital assets consumed during our ownership period (further discussed under the Funds From Operations and Adjusted Funds From Operations heading and the Liquidity and Capital Resources heading). FCF margin represents an apartment community’s NOI less $1,200 per apartment home of assumed annual capital replacement spending, as a percentage of the apartment community’s rental and other property revenues. Capital replacement spending is a method of measuring the cost of capital asset usage during the period; therefore we believe that FCF is useful to investors as a supplemental measure of apartment community performance because it takes into consideration costs incurred during the period to replace capital assets that have been consumed during our ownership.
Funds From Operations and Adjusted Funds From Operations
Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income or loss computed in accordance with GAAP, excluding gains from sales of, and impairment losses recognized with respect to, depreciable real estate, plus depreciation and amortization related to real estate, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO. We calculate FFO attributable to Aimco common stockholders (diluted) by subtracting, if dilutive, redemption or repurchase related preferred stock issuance costs and dividends on preferred stock.
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
Additionally in 2017, we recognized a net tax benefit associated with the December 2017 tax reform legislation consisting of a benefit related to the revaluation of net deferred tax liabilities of Aimco’s taxable REIT subsidiaries, partially offset by a valuation allowance related to deferred tax assets. We excluded this net tax benefit from our computation of Pro forma FFO because this type of tax benefit occurs infrequently and is not representative of our operating performance.
AFFO represents Pro forma FFO reduced by Capital Replacements (also adjusted for noncontrolling interests), which represents our estimation of the capital additions made to replace capital assets consumed during our ownership period. When we make capital additions at an apartment community, we evaluate whether the additions extend the useful life of an asset as compared to its condition at the time we purchased the apartment community. We classify as Capital Improvements those capital additions that meet these criteria and we classify as Capital Replacements those that do not. AFFO is a key financial indicator we use to evaluate our operational performance and is one of the factors that we use to determine the amounts of our dividend payments.
FFO, Pro forma FFO and AFFO should not be considered alternatives to net income (loss), as determined in accordance with GAAP, as indications of our performance. Although we use these non-GAAP measures for comparability in assessing our performance compared to other REITs, not all REITs compute these same measures and those who do may not compute them in the same manner. Additionally, computation of AFFO is subject to our definition of Capital Replacement spending. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs.

For the years ended December 31, 2017, 2016 and 2015, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	2017	2016	2015
Net income attributable to Aimco common stockholders (1)	$306,861	$417,781	$235,966
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	352,109	314,840	288,611
Gain on dispositions and other, net of noncontrolling partners’ interest	(262,583)	(381,131)	(174,797)
Income tax provision related to gain on disposition of real estate	(8,265)	6,374	1,758
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments (2)	(3,810)	2,782	(5,548)
Amounts allocable to participating securities	(81)	88	(473)
FFO attributable to Aimco common stockholders – diluted	$384,231	$360,734	$345,517
Revaluation of deferred tax accounts, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(498)	—	—
Preferred equity redemption related amounts, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	—	1,877	658
Pro forma FFO attributable to Aimco common stockholders – diluted	$383,733	$362,611	$346,175
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(51,760)	(55,289)	(53,925)
AFFO attributable to Aimco common stockholders – diluted	$331,973	$307,322	$292,250
Weighted average common shares outstanding – diluted (FFO, Pro forma FFO and AFFO) (3)	156,796	156,391	155,570

Net income attributable to Aimco per common share – diluted	$1.96	$2.67	$1.52
FFO per share – diluted	$2.45	$2.31	$2.22
Pro Forma FFO per share – diluted	$2.45	$2.32	$2.23
AFFO per share – diluted	$2.12	$1.97	$1.88

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP (see Note 10 to the consolidated financial statements in Item 8).

(2)	During the years ended December 31, 2017, 2016 and 2015, the Aimco Operating Partnership had outstanding, on average, 7,422,334, 7,760,597 and 7,656,626 common OP Units.

(3)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP.
Refer to the Executive Overview for discussion of our Pro forma FFO and AFFO results for 2017, as compared to their comparable periods in 2016.
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
Economic Income
Economic Income represents stockholder value creation as measured by the change in estimated NAV per share plus cash dividends per share. We believe Economic Income is important to investors as it represents a measure of the total return we have earned for our stockholders. NAV, as used in our calculation of Economic Income, is a non-GAAP measure and represents the estimated fair value of assets net of liabilities attributable to Aimco’s common stockholders and the Aimco Operating Partnership’s common unitholders on a diluted basis. We believe NAV is considered useful by some investors in real estate companies because the value of company assets can be readily estimated, even for non-earning assets such as land or properties under development. NAV has the advantage of incorporating the investment decisions of thousands of real estate investors. We believe it enhances comparability among companies that have differences in their accounting. While NAV is not identical to liquidation value in that some costs and benefits are disregarded, it is often considered a floor with upside for value ascribed to the operating platform.

NAV also provides an objective basis for the perceived quality and predictability of future cash flows as well as their expected growth as these are factors considered by real estate investors.
Our estimated NAV per share and the quoted share price of Aimco Common Stock are not necessarily equal. Although we use Economic Income and NAV for comparability in assessing our value creation compared to other REITs, not all REITs publish these measures and those who do may not compute them in the same manner. Accordingly, there can be no assurance that our basis for computing these measures is comparable with that of other REITs.
We report NAV on a semiannual basis, as of the end of the first and third quarters. Economic Income for 2017, was calculated using the change in NAV per share between September 30, 2016 and 2017. NAV will fluctuate over time. This NAV information should not be relied upon as representative of the amount a stockholder could expect to receive in a liquidation event, now or in the future. Certain assets are excluded as are certain liabilities such as taxes and transaction costs associated with a liquidation. In addition, NAV is based on management’s subjective judgments, assumptions and opinions as of the date of determination. We assume no obligation to revise or update NAV to reflect subsequent or future events or circumstances. Our NAV estimate is subject to a variety of risks and uncertainties, many of which are beyond our control, including, without limitation, those described in Item 1A. Risk Factors.
A reconciliation of NAV to Aimco’s total equity, which we believe is the most directly comparable GAAP measure, as of September 30, 2017, is provided below (in millions, except per share data):

Total equity			$1,436
Fair value adjustment for Real Estate portfolio
Less: consolidated real estate, at depreciated cost		$(5,543)
Plus: fair value of real estate (1)
Stabilized portfolio fair value (2)	$10,059
Non-stabilized portfolio fair value (3)	2,741
Total real estate at fair value		12,800
Adjustment to present real estate at fair value			7,257
Fair value adjustment for total indebtedness
Plus: consolidated total indebtedness, net related to Real Estate portfolio		4,162
Less: fair value of indebtedness related to real estate shown above (4)		(4,232)
Adjustment to present indebtedness at fair value			(70)
Plus: fair value of Asset Management business (5)			213
Adjustments to present other tangible assets, liabilities and preferred equity at fair value (6)			(189)
Estimated NAV			$8,647
Total shares, units and dilutive share equivalents (7)			164
Estimated NAV per weighted average common share and unit - diluted			$53

(1)
We compute NAV by estimating the value of our communities, using methods we believe are appropriate based on the characteristics of the communities. For purposes of estimating NAV, real estate at fair value disclosed above includes wholly owned apartment communities plus our proportionate share of communities held by non-wholly owned entities (both consolidated and unconsolidated), and excludes the estimated fair value of communities that are part of the Asset Management business. The value of Asset Management communities is factored into the valuation of the Asset Management portfolio as described in footnote 5. A reconciliation of our consolidated apartment communities to those communities included in total real estate at fair value in the table above is as follows:

Consolidated apartment communities as of September 30, 2017	176
Less: Consolidated communities in the Asset Management portfolio	(39)
Plus: Unconsolidated apartment communities	4
Apartment communities in total real estate at fair value for NAV	141
For valuation purposes at September 30, 2017, we segregated these 141 communities into the following categories: stabilized portfolio and non-stabilized portfolio.

(2)
As of September 30, 2017, our stabilized portfolio includes 123 communities that had reached stabilized operations and were not expected to be sold within twelve months. We value this portfolio using a direct capitalization rate method based on the annualized proportionate property NOI for the three months ended September 30, 2017, less a 2% management fee. Market property management fees range between 1.5% and 3.0% with larger, higher quality portfolios at the lower end of that range. The weighted average estimated capitalization rate as applied to the annualized property NOI was 5.1%, which we calculate on a property-by-property basis, based primarily on information published by a third-party. Community characteristics that we use to determine comparable market capitalization rates include: the market in which the community is located; infill or suburban location within the market; property quality grade; and whether the community is stabilized or value-add. We used this valuation method for approximately 79% of real estate fair value at September 30, 2017.

(3)
The non-stabilized portfolio includes seven apartment communities under redevelopment at September 30, 2017 and two apartment communities in lease-up. We valued these communities by discounting projected future cash flows. Key assumptions used to estimate the value of these communities include: revenues, which are based on in-place rents, projected submarket rent growth to community stabilization based on projections published by third parties and adjusted for the impacts of redevelopment; expenses, which are based on estimated operating costs adjusted for inflation and a management fee equal to 2% of projected revenue; estimated remaining costs to complete construction; and a terminal value based on current market capitalization rates plus five basis points per year from September 30, 2017 to community stabilization. Discount rates applied to estimated future cash flows of these communities ranged between 6.00% and 7.15% depending on construction and lease-up progress. We used this valuation method for approximately 17% of the real estate fair value at September 30, 2017. The non-stabilized portfolio also included nine apartment communities under contract for sale, which were valued at sales contract price and represent approximately 4% of real estate fair value at September 30, 2017.

(4)
We calculate the fair value of indebtedness related to real estate as the carrying value of our non-recourse property debt adjusted for the mark-to-market liability on our fixed-rate property debt as of September 30, 2017, plus the outstanding balances on the revolving line of credit and term loan, which approximate their fair value as of September 30, 2017. The mark-to-market has been computed using a money-weighted average interest rate of 4.15%, which rate takes into account the timing of amortization and maturities, and a market rate of 3.75%, which rate takes into account the duration of the existing property debt, the loan-to-value and debt service coverage, as well as timing of amortization and maturities. For purposes of estimating NAV, the fair value of debt includes our proportionate share of debt related to non-wholly owned entities (both consolidated and unconsolidated), and excludes non-recourse property debt obligations of consolidated partnerships of the Asset Management business, which is factored into the valuation of the Asset Management business as described in footnote 5.

(5)
We estimate our share of the fair value of the Asset Management business as the present value of the expected future cash flows of various low-income housing tax credit partnerships using a 7% discount rate. As further discussed in Note 2 to the consolidated financial statements in Item 8, the future cash flows we expect to receive include fees and other amounts to be paid from cash flows from the operation of the underlying communities and proceeds from sale of the underlying communities after repayment of any associated property-level debt. The key assumptions used to estimate the future cash flows we expect to receive include: operating cash flow, which is based on an estimate of contractual rents and expenses reflecting expected increases; the value of the underlying apartment communities, which we value using a direct capitalization rate method similar to that described in footnote 2 above; and the estimated sale date of the apartment communities, which is generally upon or shortly after the expiration of the tax credit compliance periods.

(6)
Other tangible assets consist of cash, restricted cash, accounts receivable and other assets for which we reasonably expect to receive cash through the normal course of operations or another future event. Other tangible liabilities consist of accounts payable, accrued liabilities and other tangible liabilities we reasonably expect to settle in cash through the normal course of operations or another future event. Other tangible assets and liabilities were generally valued at their carrying amounts and reduced by the noncontrolling interests’ portion of these amounts and exclude intangible assets and liabilities reflected on our consolidated balance sheet. The fair value of our preferred stock is estimated as the closing share price on September 30, 2017, less accrued dividends. Such accrued dividends are assumed to be accounted for in the closing share price and these amounts are also included in other tangible liabilities.

(7)
Total shares, units and dilutive share equivalents represents Common Stock, OP Units, participating unvested restricted shares and the dilutive effect of common stock equivalents outstanding as of September 30, 2017.

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
Proportionate Debt, as used in our leverage ratios, is a non-GAAP measure and includes our share of the long-term, non-recourse property debt secured by apartment communities in the Real Estate portfolio, our term loan, and outstanding borrowings under our revolving credit facility, reduced by our share of the cash and restricted cash of our consolidated and unconsolidated partnerships owning communities in our Real Estate portfolio, and also by our investment in the subordinate tranches of a securitization trust that holds certain of our property debt (essentially, an investment in our own non-recourse property loans).
In our Proportionate Debt computation, we increase our recorded debt by unamortized debt issue costs because these amounts represent cash expended in earlier periods and do not reduce our contractual obligations, and we reduce our recorded debt obligations by the amounts of cash and restricted cash on-hand (such restricted cash amounts being primarily restricted under the terms of our property debt agreements) assuming these amounts would be used to reduce our outstanding leverage. We further reduce our recorded debt by the value of our investment in a securitization trust that holds certain of our property debt, as our payments of principal and interest associated with such property debt will ultimately repay our investments in the trust.
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
Adjusted EBITDA represents Aimco’s share of the consolidated amount of our net income, adjusted to exclude the effect of the following items for the reasons set forth below:

•	Adjusted Interest Expense, defined below, to allow investors to compare a measure of our earnings before the effects of our indebtedness with that of other companies in the real estate industry;

•	preferred dividends, to allow investors to compare a measure of our performance before the effects of our capital structure and indebtedness with that of other companies in the real estate industry;

•
income taxes, to allow investors to measure our performance independent of income taxes, which may vary significantly from other companies within our industry due to leverage and tax planning strategies, among other factors;

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

Reconciliations of the most closely related GAAP measures to our calculations of Proportionate Debt, Preferred Equity, Adjusted EBITDA, Adjusted Interest Expense and Preferred Dividends, as used in our leverage ratios, are as follows (in thousands):

December 31, 2017
Total indebtedness associated with Real Estate portfolio	$3,861,770
Adjustments:
Debt issue costs related to non-recourse property debt	17,932
Debt issue costs related to term loan	499
Proportionate share adjustments related to debt obligations of consolidated and unconsolidated partnerships	(9,560)
Cash and restricted cash	(95,325)
Proportionate share adjustments related to cash and restricted cash held by consolidated and unconsolidated partnerships	1,271
Securitization trust investment and other	(82,794)
Proportionate Debt	$3,693,793

Preferred stock	$125,000
Preferred OP Units	101,537
Preferred Equity	226,537
Proportionate Debt and Preferred Equity	$3,920,330

Three Months Ended December 31, 2017
Net income attributable to Aimco Common Stockholders	$262,097
Adjustments:
Adjusted Interest Expense	42,219
Income tax benefit	(17,248)
Depreciation and amortization, net of noncontrolling interest	97,418
Gain on dispositions and other, net of income taxes and noncontrolling partners’ interests	(255,516)
Preferred stock dividends	2,149
Net income attributable to noncontrolling interests in Aimco Operating Partnership	14,374
Pro forma adjustment (1)	(4,248)
Adjusted EBITDA	$141,245

Annualized Adjusted EBITDA	$564,980

(1) In our calculation of leverage ratios for the three months ended December 31, 2017, we adjusted our calculation of Adjusted EBITDA to reflect the disposition of five apartment communities sold during the period as if they had closed on October 1, 2017, because the proceeds from these sales were used to reduce leverage as of December 31, 2017.

Three Months Ended December 31, 2017
Interest expense	$49,193
Interest expense related to non-recourse property debt obligations of consolidated partnerships served by our Asset Management business	(3,166)
Interest expense attributable to Real Estate portfolio	46,027
Adjustments:
Proportionate share adjustments related to interest of consolidated and unconsolidated partnerships	(105)
Debt prepayment penalties and other non-interest items	(496)
Amortization of debt issue costs	(1,393)
Interest income earned on securitization trust investment	(1,814)
Adjusted Interest Expense	$42,219

Preferred stock dividends	2,149
Preferred OP Unit distributions	1,938
Preferred Dividends	4,087
Adjusted Interest Expense and Preferred Dividends	$46,306

Annualized Adjusted Interest Expense	$168,876
Annualized Adjusted Interest Expense and Preferred Dividends	$185,224

Liquidity and Capital Resources
Liquidity
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from sales of apartment communities, proceeds from refinancings of existing property debt, borrowings under new property debt, borrowings under our Credit Agreement, as defined below, including our revolving credit facility, and proceeds from equity offerings.
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
As of December 31, 2017, our primary sources of liquidity were as follows:

•	$60.5 million in cash and cash equivalents;

•
$34.8 million of restricted cash, which consists primarily of escrows related to resident security deposits and reserves and escrows held by lenders for capital additions, property taxes and insurance; and

•
$521.3 million of available capacity to borrow under our revolving credit facility (which is more fully described below), after consideration of outstanding borrowings of $67.2 million and $11.5 million of letters of credit backed by the facility.

At December 31, 2017, we also held unencumbered apartment communities with an estimated fair market value of approximately $1.8 billion. Each of the amounts presented above exclude amounts attributable to partnerships served by our Asset Management business.
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
Two credit rating agencies rate our creditworthiness and both have rated our credit and outlook as BBB- (stable), an investment grade rating. Our investment grade rating would be useful in accessing capital through the sale of bonds in private or public transactions. However, our intention and historical practice has been to raise debt capital in the form of property-level, non-recourse, long-dated, fixed-rate, amortizing debt, the cost of which is generally less than that of recourse debt and the terms of which also provide for greater balance sheet safety.
At December 31, 2017, approximately 86.7% of our leverage consisted of property-level, non-recourse, long-dated, amortizing debt. Approximately 97.7% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation. The weighted average maturity of our property-level debt was 7.2 years.
For property debt encumbering the communities in our Real Estate portfolio, $173.7 million of our unpaid principal balances mature during 2018, of which $111.5 million was refinanced in January 2018 with ten-year, fixed-rate, non-recourse property debt. On average, 13.6% of our unpaid principal balances will mature each year from 2019 through 2021.
While our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt, we have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as our Credit Agreement. Our Credit Agreement provides for $600.0 million of revolving loan commitments. As of December 31, 2017, we had $67.2 million of outstanding borrowings under our revolving loan commitments, representing 1.6% of our total leverage. The Credit Agreement provides us with an option to expand the aggregate loan commitments, subject to customary conditions, by up to $200.0 million.
During 2017, we amended the Credit Agreement to add a $250.0 million term loan to fund partially our reacquisition of limited partner interests in the Palazzo joint venture. The term loan represents 6.1% of our total leverage as of December 31, 2017, matures on June 30, 2018, has a one-year extension option and bears interest at 30-day LIBOR plus 135 basis points.
As of December 31, 2017, our outstanding perpetual preferred equity represented approximately 5.5% of our total leverage. Our preferred securities are perpetual in nature; however, for illustrative purposes, we compute the weighted average maturity of our total leverage assuming a 40-year maturity on our preferred securities.
The combination of non-recourse property level debt, borrowings under our Credit Agreement and perpetual preferred equity that comprises our total leverage, reduces our refunding and re-pricing risk. The weighted average maturity for our total leverage described above was 8.5 years as of December 31, 2017.
Under the Credit Agreement, we have agreed to maintain Fixed Charge Coverage ratio of 1.40x, as well as other covenants customary for similar revolving credit arrangements. For the year ended December 31, 2017, our Fixed Charge Coverage ratio was 2.01x, compared to ratio of 1.96x for the year ended December 31, 2016. We expect to remain in compliance with this covenant during the next 12 months.
Changes in Cash and Cash Equivalents
The following discussion relates to changes in consolidated cash and cash equivalents due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows in Item 8 of this report.
Operating Activities
For the year ended December 31, 2017, our net cash provided by operating activities was $394.1 million. Our operating cash flow is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the year ended December 31, 2017, increased by $16.4 million compared to 2016, due to improved operating results of our Same Store communities and increased contribution from redevelopment and lease-up communities, partially offset by a decrease in the net operating income associated with apartment communities we sold during 2016.

Investing Activities
For the year ended December 31, 2017, net cash provided by investing activities of $14.7 million consisted primarily of $402.2 million in proceeds from the sale of apartment communities, partially offset by capital expenditures.
For the years ended December 31, 2017, 2016 and 2015, we sold and acquired various apartment communities as further discussed in Note 3 to the consolidated financial statements in Item 8.
Capital additions for our Real Estate segment totaled $338.0 million, $321.0 million and $340.3 million during the years ended December 31, 2017, 2016 and 2015, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.
We categorize capital spending for communities in our Real Estate portfolio broadly into six primary categories:

•	capital replacements, which represent capital additions made to replace the portion of acquired apartment communities consumed during our period of ownership;

•	capital improvements, which represent capital additions made to replace the portion of acquired apartment communities consumed prior to our period of ownership;

•
capital enhancements, which may include kitchen and bath remodeling, energy conservation projects and investments in longer-lived materials designed to reduce turnover and maintenance costs, all of which are generally lesser in scope than redevelopment additions and do not significantly disrupt property operations;

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

•
casualty capital additions, which represent construction and related capitalized costs incurred in connection with the restoration of an apartment community after a casualty event such as a severe snow storm, hurricane, tornado, flood or fire.

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
A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015, are presented below (dollars in thousands):

	2017	2016	2015
Real Estate
Capital replacements	$38,037	$39,749	$38,009
Capital improvements	17,039	15,147	16,759
Capital enhancements	101,497	74,544	47,927
Redevelopment additions	158,141	155,399	117,794
Development additions	14,248	31,823	115,638
Casualty capital additions	9,060	4,304	4,184
Real Estate capital additions	338,022	320,966	340,311
Plus: additions related to consolidated Asset Management communities, apartment communities sold or held for sale, and other adjustments	16,207	17,548	22,637
Consolidated capital additions	354,229	338,514	362,948
Plus: net change in accrued capital spending	3,875	8,131	4,232
Capital expenditures per consolidated statement of cash flows	$358,104	$346,645	$367,180

For the years ended December 31, 2017, 2016 and 2015, we capitalized $7.6 million, $9.6 million and $11.7 million of interest costs, respectively, and $36.0 million, $32.9 million and $28.2 million of other direct and indirect costs, respectively.
Redevelopment/Development
Information regarding our redevelopments and developments at December 31, 2017, is presented below (dollars in millions):

	Location	Apartment Homes Approved for Redevelopment or Development	Estimated Net Investment	Inception-to-Date Net Investment	Expected Stabilized Occupancy (1)	Expected NOI Stabilization (1)
Under Redevelopment or Development
Bay Parc	Miami, FL	15	$20.0	$15.3	(2)	(2)
Calhoun Beach Club	Minneapolis, MN	275	28.7	9.4	(3)	(3)
Flamingo South Beach	Miami, FL	N/A	9.7	4.2	(4)	(4)
Palazzo at Park La Brea	Los Angeles, CA	389	24.5	16.2	2Q 2020	3Q 2021
Palazzo East at Park La Brea	Los Angeles, CA	611	28.0	0.8	4Q 2020	1Q 2022
Parc Mosaic	Boulder, CO	226	117.0	27.0	4Q 2020	1Q 2022
Park Towne Place	Philadelphia, PA	942	176.0	140.8	1Q 2019	2Q 2020
Saybrook Pointe	San Jose, CA	324	18.3	14.9	1Q 2019	2Q 2020
Yorktown	Lombard, IL	292	25.7	18.3	(5)	(5)

Lease-up complete, NOI stabilization period
One Canal	Boston, MA	310	195.2	195.2		2Q 2018
The Sterling	Philadelphia, PA	534	71.5	71.0		4Q 2018
Total		3,918	$714.6	$513.1

(1)
Redevelopments provide us with the flexibility to align the timing of completed apartment homes with market demand. As such, expected occupancy stabilization and expected NOI Stabilization dates may change as market conditions evolve.

(2)	This phase of redevelopment encompasses common areas, amenity improvements, residential homes on one floor and the creation of a new retail space.

(3)
In response to market conditions, during 2017, we decided to pause redevelopment activities pertaining to apartment homes and will reassess an appropriate time to resume such activity. Redevelopment of common areas, such as corridors, is ongoing and expected to be complete in early 2018.

(4)	This phase of the redevelopment encompasses common areas and security system upgrades.

(5)	In response to market conditions, during 2017, we decided to pause redevelopment activities and will reassess an appropriate time to resume redevelopment activity.
Net investment represents the total actual or estimated investment, net of tax and other credits earned as a direct result of our redevelopment or development of the community.
NOI Stabilization represents the period in which we expect the communities to achieve stabilized rents and operating costs, generally five quarters after occupancy stabilization.
During the year ended December 31, 2017, we invested $172.4 million primarily in our ongoing redevelopment and development projects.
During the year ended December 31, 2017, we completed construction on the third tower of Park Towne Place in Center City, Philadelphia. As of December 31, 2017, the first three towers combined were 89% leased with approximately 40 homes remaining to be leased at the third redeveloped tower to reach occupancy stabilization. Based on these results, we decided to proceed with a $40 million redevelopment of the fourth and final tower. We have completed de-leasing and commenced construction on this tower, and lease-up is scheduled to commence in the spring of 2018.
Also in Center City Philadelphia, during the year ended December 31, 2017, we completed redevelopment and the lease-up of the 534 apartment homes at The Sterling and substantially completed the reconfiguration of the second floor commercial space, upgrades to the third and fourth floor commercial space and upgrades to residential common areas.

We have planned and entitled a new $117.0 million, 226 apartment home community to be known as Parc Mosaic, located in Boulder, Colorado on the site of our Eastpointe community. As part of this plan, as of December 31, 2017, we completed the de-leasing of Eastpointe and commenced demolition and construction. The site is two miles from the new Google campus and is across the street from Ball Aerospace’s Technology Campus and Foothills Hospital. Building in Boulder is highly regulated and new supply is limited, notwithstanding higher enrollment at the University of Colorado and increased employment generally.
Inclusive of the redevelopment and development projects discussed above, during the year ended December 31, 2017 we expanded our redevelopment and development pipeline by $228.9 million. The total estimated net investment for these redevelopment and development communities is $714.6 million, with a projected weighted average net operating income yield on these investments of 6.1% assuming untrended rents. As of December 31, 2017, $513.1 million of this total has been funded.
We expect our total redevelopment and development spending to range from $120 million to $200 million for the year ending December 31, 2018.
Financing Activities
For the year ended December 31, 2017, our net cash used in financing activities of $393.3 million was primarily attributed to our reacquisition of the limited partner interests in the Palazzo communities, dividends paid to common security holders, distributions paid to noncontrolling interests and principal payments on property loans, partially offset by proceeds from the term loan, net borrowings on our revolving credit facility, and proceeds from non-recourse property debt.
Net borrowings on our revolving credit facility primarily relate to the timing of property debt financing activities and apartment community dispositions. Proceeds from non-recourse property debt borrowings during the year consisted of the closing of seven fixed-rate, non-recourse, amortizing, property loans totaling $308.8 million. On a weighted basis, the term of these loans averaged 8.2 years and their interest rates averaged 3.48%, 121 basis points more than the corresponding 10-year Treasury rate at the time of pricing.
We like the discipline of financing our investments in real estate through the use of fixed-rate, amortizing, non-recourse property debt, as the amortization gradually reduces our leverage and reduces our refunding risk, the fixed-rate provides a hedge against increases in interest rates, and the non-recourse feature avoids entity risk.
Principal payments on property loans during the year totaled $409.2 million, consisting of $85.1 million of scheduled principal amortization and repayments of $324.1 million.
Net cash used in financing activities also includes $260.8 million of payments to equity holders, as further detailed in the table below.
Equity and Partners’ Capital Transactions
The following table presents our dividend and distribution activity, which is included in our net cash used in financing activities during the year ended December 31, 2017 (dollars in thousands):

2017
Cash distributions paid by the Aimco Operating Partnership to holders of noncontrolling interests in consolidated real estate partnerships	$8,367
Cash distributions paid by the Aimco Operating Partnership to preferred unitholders (1)	16,358
Cash distributions paid by the Aimco Operating Partnership to common unitholders (2)	236,044
Total cash distributions paid by the Aimco Operating Partnership	$260,769

Cash distributions paid by Aimco to holders of noncontrolling interests in consolidated real estate partnerships	$8,367
Cash distributions paid by Aimco to holders of OP Units	18,431
Cash dividends paid by Aimco to preferred stockholders	8,594
Cash dividends paid by Aimco to common stockholders	225,377
Total cash dividends and distributions paid by Aimco	$260,769

(1)	$8.6 million represented distributions to Aimco, and $7.8 million represented distributions paid to holders of OP Units.

(2)	$225.4 million represented distributions to Aimco, and $10.6 million represented distributions paid to holders of OP Units.

Contractual Obligations
This table summarizes information contained elsewhere in this Annual Report on Form 10-K regarding payments due under contractual obligations and commitments as of December 31, 2017 (in thousands):

	Total	Less than One Year	1-3 Years	3-5 Years	More than Five Years
Non-recourse property debt - Real Estate (1)	$3,563,041	$248,540	$915,257	$1,064,282	$1,334,962
Revolving credit facility borrowings (2)	67,160	—	—	67,160	—
Term loan (3)	250,000	250,000	—	—	—
Interest related to long-term debt - Real Estate (4)	785,945	163,403	251,541	131,621	239,380
Office space lease obligations	5,676	2,203	2,013	1,460	—
Ground lease obligations (5)	86,409	1,179	2,793	3,100	79,337
Construction obligations (6)	91,125	78,232	12,893	—	—
Total	$4,849,356	$743,557	$1,184,497	$1,267,623	$1,653,679

(1)	Includes scheduled principal amortization and maturity payments related to our non-recourse property debt secured by communities in our Real Estate portfolio.

(2)
Includes outstanding borrowings on our revolving credit facility assuming repayment at the contractual maturity date. Our revolving credit facility is subject to an annual commitment fee (0.25% of aggregate commitments), which is not included in the amounts above.

(3)	Represents the term loan that matures on June 30, 2018 and has a one-year extension option.

(4)
Includes interest related to both fixed-rate and variable-rate non-recourse property debt, our variable-rate revolving credit facility borrowings, and our variable-rate term loan. Interest related to variable-rate debt is estimated based on the rate effective at December 31, 2017. Refer to Note 4 to the consolidated financial statements in Item 8 for a description of average interest rates associated with our debt.

(5)	These ground leases expire in years ranging from 2063 to 2087.

(6)
Represents estimated obligations pursuant to construction contracts related to our redevelopment, development and other capital spending. Refer to Note 5 to the consolidated financial statements in Item 8 for additional information regarding these obligations.

In addition to the amounts presented in the table above, at December 31, 2017, we had $125.0 million (liquidation value) of Aimco’s perpetual preferred stock outstanding with an annual dividend yield of 6.9% and $101.5 million (liquidation value) of redeemable preferred OP Units of the Aimco Operating Partnership outstanding with annual distribution yields ranging from 1.92% to 8.8%. The dividends and distributions that accrue on the perpetual preferred stock and redeemable preferred OP Units are cumulative and are paid quarterly.
At December 31, 2017, communities owned by partnerships served by our Asset Management business were encumbered by $231.4 million of non-recourse property debt, $43.3 million of which matures in the next five years. The partnerships’ future obligation for interest related to this debt is $124.6 million, $52.3 million of which will be incurred over the next five years. The non-recourse property debt obligations of these partnerships have limited effect on the amount of fees and other payments we expect to receive.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our chief market risks are refunding risk, that is the availability of property debt or other cash sources to refund maturing property debt, and re-pricing risk, that is the possibility of increases in base interest rates and credit risk spreads. We use predominantly long-dated, fixed-rate, amortizing, non-recourse property debt in order to avoid the refunding and repricing risks of short-term borrowings. We use short-term debt financing and working capital primarily to fund short-term uses and generally expect to refinance such borrowings with cash from operating activities, proceeds from apartment community sales, long-term debt or equity financings. We make limited use of derivative financial instruments and we do not use them for trading or other speculative purposes.
Market Risk Associated with Loans Secured by Our Real Estate Portfolio
As of December 31, 2017, on a consolidated basis, we had approximately $82.7 million of variable-rate property-level debt outstanding and $317.2 million of variable-rate borrowings under our Credit Agreement, including a $250.0 million term loan that matures on June 30, 2018. We estimate that a change in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce or increase net income attributable to Aimco common stockholders and the Aimco Operating Partnership’s common unitholders by approximately $3.8 million on an annual basis.
At December 31, 2017, our Real Estate segment had approximately $95.3 million in cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may offset somewhat a change in rates on our variable-rate debt discussed above.
We estimate the fair value of debt instruments as described in Note 11 to the consolidated financial statements in Item 8. The estimated fair value of indebtedness associated with the Real Estate portfolio was approximately $3.9 billion at December 31, 2017, inclusive of a $55.1 million mark-to-market liability. The mark-to-market liability decreased by $9.8 million as compared to the mark-to-market liability at December 31, 2016.
If market rates for consolidated fixed-rate debt were higher by 100 basis points with constant credit risk spreads, the estimated fair value of debt discussed above would decrease from $3.9 billion to $3.8 billion. If market rates for consolidated debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of consolidated fixed-rate debt would increase from $3.9 billion in the aggregate to $4.0 billion.
Market Risk Associated with Our Asset Management Business
The carrying value of non-recourse property debt of the partnerships served by our Asset Management business of $227.1 million and $236.4 million approximated its estimated fair value at December 31, 2017 and 2016, respectively. All of the non-recourse property debt of these partnership is fixed-rate debt. We do not believe this indebtedness represents a market risk for Aimco because increases or decreases in the fair value of the indebtedness are not expected to have a significant effect on the fees we expect to collect from these consolidated partnerships.
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
Management assessed the effectiveness of Aimco’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).
Based on their assessment, management concluded that, as of December 31, 2017, Aimco’s internal control over financial reporting is effective.
Aimco’s independent registered public accounting firm has issued an attestation report on Aimco’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Apartment Investment and Management Company
Opinion on Internal Control over Financial Reporting

We have audited Apartment Investment and Management Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Apartment Investment and Management Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedule listed in the accompanying Index to Financial Statements of the Company and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 28, 2018

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
Management assessed the effectiveness of the Aimco Operating Partnership’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).
Based on their assessment, management concluded that, as of December 31, 2017, the Aimco Operating Partnership’s internal control over financial reporting is effective.
The Aimco Operating Partnership’s independent registered public accounting firm has issued an attestation report on the Aimco Operating Partnership’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of
AIMCO Properties, L.P.
Opinion on Internal Control over Financial Reporting

We have audited AIMCO Properties, L.P.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AIMCO Properties, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedule listed in the accompanying Index to Financial Statements of the Partnership and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 28, 2018

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
Each member of the board of directors of Aimco also is a director of the general partner of the Aimco Operating Partnership. The officers of Aimco are also the officers of the general partner of the Aimco Operating Partnership and hold the same titles. The information required by this item for both Aimco and the Aimco Operating Partnership is presented jointly under the captions “Board of Directors and Executive Officers,” “Corporate Governance Matters - Code of Ethics,” “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters - Meetings and Committees: Nominating and Corporate Governance Committee,” “Corporate Governance Matters - Meetings and Committees: Audit Committee” and “Corporate Governance Matters - Meetings and Committees: Audit Committee Financial Expert” in the proxy statement for Aimco’s 2018 annual meeting of stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item is presented under the captions “Compensation Discussion & Analysis,” “Compensation and Human Resources Committee Report to Stockholders,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2017,” “Outstanding Equity Awards at Fiscal Year-End 2017,” “Option Exercises and Stock Vested in 2017,” “Potential Payments Upon Termination or Change in Control” and “Corporate Governance Matters - Director Compensation” in the proxy statement for Aimco’s 2018 annual meeting of stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, for both Aimco and the Aimco Operating Partnership, is presented under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for Aimco’s 2018 annual meeting of stockholders and is incorporated herein by reference. In addition, as of February 27, 2018, Aimco, through its consolidated subsidiaries, held 95.4% of the Aimco Operating Partnership’s common partnership units outstanding.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is presented under the caption “Certain Relationships and Related Transactions” and “Corporate Governance Matters - Independence of Directors” in the proxy statement for Aimco’s 2018 annual meeting of stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item is presented under the caption “Principal Accountant Fees and Services” in the proxy statement for Aimco’s 2018 annual meeting of stockholders and is incorporated herein by reference.
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
10.1
Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 29, 1994, as amended and restated as of February 28, 2007 (Exhibit 10.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by this reference)

10.2
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2007 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2007, is incorporated herein by this reference)

10.3
Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 30, 2009 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by this reference)

10.4
Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of September 2, 2010 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 3, 2010, is incorporated herein by this reference)

10.5
Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 26, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated July 26, 2011, is incorporated herein by this reference)

10.6
Fifth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of August 24, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 24, 2011, is incorporated herein by this reference)

10.7
Sixth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2011, is incorporated herein by this reference)

10.8
Seventh Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of May 13, 2014 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated May 15, 2014, is incorporated herein by this reference)

10.9
Eighth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of October 31, 2014 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated November 4, 2014, is incorporated herein by this reference)

10.10
Ninth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of August 16, 2016 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 16, 2016, is incorporated herein by this reference)

10.11
Tenth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of January 31, 2017 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated January 31, 2017, is incorporated herein by this reference)

10.12
Second Amended and Restated Senior Secured Credit Agreement, dated as of June 30, 2017, among Aimco, the Aimco Operating Partnership, AIMCO/Bethesda Holdings, Inc., the lenders party thereto, KeyBank N.A., as administrative agent, swing line lender and a letter of credit issuer (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated June 30, 2017, is incorporated herein by this reference)

10.13
Master Indemnification Agreement, dated December 3, 2001, by and among Aimco, the Aimco Operating Partnership., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.14
Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Aimco, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.15
Employment Contract executed on December 21, 2017, by and between the Aimco Operating Partnership and Terry Considine (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 21, 2017, is incorporated herein by this reference)*

10.16
2007 Stock Award and Incentive Plan (Appendix A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007 is incorporated herein by this reference)*

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
10.25
Form of Performance Vesting LTIP Unit Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.4 to Aimco’s Current Report on Form 8-K, dated January 31, 2017, is incorporated herein by this reference)*

10.26
Form of Non-Qualified Stock Option Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by this reference)*

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
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity and consolidated statements of partners’ capital; (v) consolidated statements of cash flows; (vi) notes to the consolidated financial statements; and (vii) financial statement schedule (3)

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

By:	/s/ TERRY CONSIDINE
Terry Considine
Chairman of the Board and Chief Executive Officer
Date:	February 28, 2018

AIMCO PROPERTIES, L.P.

By:	AIMCO-GP, Inc., its General Partner

By:	/s/ TERRY CONSIDINE
Terry Considine
Chairman of the Board and Chief Executive Officer
Date:	February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO PROPERTIES, L.P.
By: AIMCO-GP, Inc., its General Partner

/s/ TERRY CONSIDINE	Chairman of the Board and	February 28, 2018
Terry Considine	Chief Executive Officer (principal executive officer)

/s/ PAUL BELDIN	Executive Vice President and	February 28, 2018
Paul Beldin	Chief Financial Officer (principal financial officer)

/s/ ANDREW HIGDON	Senior Vice President and	February 28, 2018
Andrew Higdon	Chief Accounting Officer (principal accounting officer)

/s/ THOMAS L. KELTNER	Director	February 28, 2018
Thomas L. Keltner

/s/ J. LANDIS MARTIN	Director	February 28, 2018
J. Landis Martin

/s/ ROBERT A. MILLER	Director	February 28, 2018
Robert A. Miller

/s/ KATHLEEN M. NELSON	Director	February 28, 2018
Kathleen M. Nelson

/s/ MICHAEL A. STEIN	Director	February 28, 2018
Michael A. Stein

/s/ NINA A. TRAN	Director	February 28, 2018
Nina A. Tran

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Apartment Investment and Management Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the accompanying Index to Financial Statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its accounting for the income tax consequences of intercompany transfers of assets effective January 1, 2017.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1994.

Denver, Colorado
February 28, 2018

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016
(In thousands, except share data)

	2017	2016
ASSETS
Buildings and improvements	$6,174,149	$6,106,298
Land	1,753,604	1,824,819
Total real estate	7,927,753	7,931,117
Accumulated depreciation	(2,522,358)	(2,421,357)
Net real estate	5,405,395	5,509,760
Cash and cash equivalents	60,498	45,821
Restricted cash	34,827	36,405
Other assets	272,739	293,768
Assets held for sale	17,959	—
Assets of partnerships served by Asset Management business:
Real estate, net	224,873	245,648
Cash and cash equivalents	16,288	15,423
Restricted cash	30,928	33,501
Other assets	15,533	52,492
Total assets	$6,079,040	$6,232,818

LIABILITIES AND EQUITY
Non-recourse property debt secured by Real Estate communities, net	$3,545,109	$3,630,276
Term loan, net	249,501	—
Revolving credit facility borrowings	67,160	17,930
Total indebtedness associated with Real Estate portfolio	3,861,770	3,648,206
Accrued liabilities and other	200,540	218,937
Liabilities of partnerships served by Asset Management business:
Non-recourse property debt, net	227,141	236,426
Accrued liabilities and other	19,812	62,630
Deferred income	12,487	18,452
Total liabilities	4,321,750	4,184,651
Preferred noncontrolling interests in Aimco Operating Partnership (Note 7)	101,537	103,201
Commitments and contingencies (Note 5)
Equity:
Perpetual Preferred Stock (Note 6)	125,000	125,000
Common Stock, $0.01 par value, 500,787,260 shares authorized, 157,189,447 and 156,888,381 shares issued/outstanding at December 31, 2017 and 2016, respectively	1,572	1,569
Additional paid-in capital	3,900,042	4,051,722
Accumulated other comprehensive income	3,603	1,011
Distributions in excess of earnings	(2,367,073)	(2,385,399)
Total Aimco equity	1,663,144	1,793,903
Noncontrolling interests in consolidated real estate partnerships	(1,716)	151,121
Common noncontrolling interests in Aimco Operating Partnership	(5,675)	(58)
Total equity	1,655,753	1,944,966
Total liabilities and equity	$6,079,040	$6,232,818
See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands, except per share data)

	2017	2016	2015
REVENUES:
Rental and other property revenues attributable to Real Estate	$918,148	$899,891	$883,020
Rental and other property revenues of partnerships served by Asset Management business	74,046	74,640	73,934
Tax credit and transaction revenues	13,243	21,323	24,356
Total revenues	1,005,437	995,854	981,310
OPERATING EXPENSES:
Property operating expenses attributable to Real Estate	318,939	317,957	324,579
Property operating expenses of partnerships served by Asset Management business	35,440	36,956	37,537
Depreciation and amortization	366,184	333,066	306,301
General and administrative expenses	43,657	46,784	46,310
Other expenses, net	11,353	14,295	10,368
Provision for real estate impairment loss (Note 3)	35,881	—	—
Total operating expenses	811,454	749,058	725,095
Operating income	193,983	246,796	256,215
Interest income	8,332	7,797	6,949
Interest expense	(194,615)	(196,389)	(199,685)
Other, net	7,694	6,071	387
Income before income taxes and gain on dispositions	15,394	64,275	63,866
Income tax benefit (Note 9)	32,126	25,208	27,524
Income before gain on dispositions	47,520	89,483	91,390
Gain on dispositions of real estate, net of tax	299,559	393,790	180,593
Net income	347,079	483,273	271,983
Noncontrolling interests:
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(9,084)	(25,256)	(4,776)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(7,764)	(7,239)	(6,943)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(14,457)	(20,368)	(11,554)
Net income attributable to noncontrolling interests	(31,305)	(52,863)	(23,273)
Net income attributable to Aimco	315,774	430,410	248,710
Net income attributable to Aimco preferred stockholders	(8,594)	(11,994)	(11,794)
Net income attributable to participating securities	(319)	(635)	(950)
Net income attributable to Aimco common stockholders	$306,861	$417,781	$235,966

Net income attributable to Aimco per common share – basic	$1.96	$2.68	$1.52
Net income attributable to Aimco per common share – diluted	$1.96	$2.67	$1.52

Weighted average common shares outstanding – basic	156,323	156,001	155,177
Weighted average common shares outstanding – diluted	156,796	156,391	155,570

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Net income	$347,079	$483,273	$271,983
Other comprehensive income:
Unrealized (losses) gains on interest rate swaps	(173)	221	(1,299)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	1,480	1,586	1,678
Unrealized gains on debt securities classified as available-for-sale	1,507	5,855	214
Other comprehensive income	2,814	7,662	593
Comprehensive income	349,893	490,935	272,576
Comprehensive income attributable to noncontrolling interests	(31,527)	(53,474)	(23,450)
Comprehensive income attributable to Aimco	$318,366	$437,461	$249,126

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	Preferred Stock		Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Aimco Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2014	6,391	$186,126	146,403	$1,464	$3,696,143	$(6,456)	$(2,649,542)	$1,227,735	$214,370	$1,442,105
Issuance of Common Stock	—	—	9,430	94	366,486	—	—	366,580	—	366,580
Repurchase of Preferred Stock	—	(27,000)	—	—	695	—	(695)	(27,000)	—	(27,000)
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(4,181)	(4,181)
Amortization of share-based compensation cost	—	—	27	—	7,096	—	—	7,096	—	7,096
Effect of changes in ownership for consolidated entities	—	—	—	—	(6,008)	—	—	(6,008)	4,189	(1,819)
Change in accumulated other comprehensive income	—	—	—	—	—	416	—	416	177	593
Other, net	—	—	466	5	247	—	100	352	—	352
Net income	—	—	—	—	—	—	248,710	248,710	16,330	265,040
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(89,371)	(89,371)
Common Stock dividends	—	—	—	—	—	—	(184,391)	(184,391)	—	(184,391)
Preferred Stock dividends	—	—	—	—	—	—	(11,099)	(11,099)	—	(11,099)
Balances at December 31, 2015	6,391	159,126	156,326	1,563	4,064,659	(6,040)	(2,596,917)	1,622,391	141,514	1,763,905
Redemption of Preferred Stock	(1,391)	(34,126)	—	—	1,307	—	(1,980)	(34,799)	—	(34,799)
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(10,819)	(10,819)
Amortization of share-based compensation cost	—	—	31	—	8,610	—	—	8,610	—	8,610
Effect of changes in ownership for consolidated entities	—	—	—	—	(26,171)	—	—	(26,171)	10,107	(16,064)
Change in accumulated other comprehensive income	—	—	—	—	—	7,051	—	7,051	611	7,662
Other, net	—	—	531	6	3,317	—	—	3,323	—	3,323
Net income	—	—	—	—	—	—	430,410	430,410	45,624	476,034
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(35,974)	(35,974)
Common Stock dividends	—	—	—	—	—	—	(206,898)	(206,898)	—	(206,898)
Preferred Stock dividends	—	—	—	—	—	—	(10,014)	(10,014)	—	(10,014)
Balances at December 31, 2016	5,000	125,000	156,888	1,569	4,051,722	1,011	(2,385,399)	1,793,903	151,063	1,944,966
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(11,882)	(11,882)
Amortization of share-based compensation cost	—	—	18	—	8,638	—	—	8,638	613	9,251
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	3,401	3,401
Effect of changes in ownership for consolidated entities	—	—	—	—	(160,586)	—	—	(160,586)	(152,189)	(312,775)
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	(62,682)	(62,682)	(3,028)	(65,710)
Change in accumulated other comprehensive income	—	—	—	—	—	2,592	—	2,592	222	2,814
Other, net	—	—	283	3	268	—	—	271	—	271
Net income	—	—	—	—	—	—	315,774	315,774	23,541	339,315
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(19,132)	(19,132)
Common Stock dividends	—	—	—	—	—	—	(226,172)	(226,172)	—	(226,172)
Preferred Stock dividends	—	—	—	—	—	—	(8,594)	(8,594)	—	(8,594)
Balances at December 31, 2017	5,000	$125,000	157,189	$1,572	$3,900,042	$3,603	$(2,367,073)	$1,663,144	$(7,391)	$1,655,753

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$347,079	$483,273	$271,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	366,184	333,066	306,301
Gain on dispositions of real estate, net of tax	(299,559)	(393,790)	(180,593)
Provision for real estate impairment loss	35,881	—	—
Income tax benefit	(32,126)	(25,208)	(27,524)
Share-based compensation expense	7,877	7,629	6,640
Amortization of debt issue costs and other	5,666	5,060	5,186
Other, net	(7,694)	(6,071)	(387)
Changes in operating assets and operating liabilities:
Accounts receivable and other assets	(13,375)	(20,680)	619
Accounts payable, accrued liabilities and other	(15,794)	(5,555)	(22,334)
Total adjustments	47,060	(105,549)	87,908
Net cash provided by operating activities	394,139	377,724	359,891
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(20,372)	(290,729)	(169,447)
Capital expenditures	(358,104)	(346,645)	(367,180)
Proceeds from dispositions of real estate	402,162	535,513	367,571
Purchases of corporate assets	(8,899)	(7,540)	(6,665)
Changes in restricted cash	1,506	1,374	(429)
Other investing activities	(1,589)	10,254	5,253
Net cash provided by (used in) investing activities	14,704	(97,773)	(170,897)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	312,434	417,714	352,602
Principal repayments on non-recourse property debt	(409,167)	(371,947)	(514,294)
Proceeds from term loan	250,000	—	—
Net borrowings (repayments) on revolving credit facility	49,230	(9,070)	(85,330)
Proceeds from issuance of Common Stock	—	—	366,580
Redemptions of Preferred Stock	—	(34,799)	(27,000)
Payment of dividends to holders of Preferred Stock	(8,594)	(10,014)	(11,099)
Payment of dividends to holders of Common Stock	(225,377)	(206,279)	(184,082)
Payment of distributions to noncontrolling interests	(26,799)	(35,706)	(57,401)
Purchases and redemptions of noncontrolling interests	(327,815)	(26,485)	(4,517)
Other financing activities	(7,213)	7,090	(2,635)
Net cash used in financing activities	(393,301)	(269,496)	(167,176)
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,542	10,455	21,818
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,244	50,789	28,971
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,786	$61,244	$50,789

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$196,438	$200,278	$207,087
Cash paid for income taxes	7,401	2,152	2,033
Non-cash transactions associated with the acquisition or disposition of real estate:
Non-recourse property debt assumed by buyer in connection with the disposition of real estate	—	—	6,068
Issuance of preferred OP Units in connection with acquisition of real estate	—	17,000	—
Other non-cash investing and financing transactions:
Accrued capital expenditures (at end of period)	31,719	35,594	43,725
Accrued dividends on TSR restricted stock and LTIP awards (at end of period) (Note 8)	1,720	927	309

See notes to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Partners of
AIMCO Properties, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AIMCO Properties, L.P. (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the accompanying Index to Financial Statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Partnership changed its accounting for the income tax consequences of intercompany transfers of assets effective January 1, 2017.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP
We have served as the Partnership’s auditor since 1994.

Denver, Colorado
February 28, 2018

AIMCO PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016
(In thousands)

	2017	2016
ASSETS
Buildings and improvements	$6,174,149	$6,106,298
Land	1,753,604	1,824,819
Total real estate	7,927,753	7,931,117
Accumulated depreciation	(2,522,358)	(2,421,357)
Net real estate	5,405,395	5,509,760
Cash and cash equivalents	60,498	45,821
Restricted cash	34,827	36,405
Other assets	272,739	293,768
Assets held for sale	17,959	—
Assets of partnerships served by Asset Management business:
Real estate, net	224,873	245,648
Cash and cash equivalents	16,288	15,423
Restricted cash	30,928	33,501
Other assets	15,533	52,492
Total assets	$6,079,040	$6,232,818

LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse property debt secured by Real Estate communities, net	$3,545,109	$3,630,276
Term loan, net	249,501	—
Revolving credit facility borrowings	67,160	17,930
Total indebtedness associated with Real Estate portfolio	3,861,770	3,648,206
Accrued liabilities and other	200,540	218,937
Liabilities of partnerships served by Asset Management business:
Non-recourse property debt, net	227,141	236,426
Accrued liabilities and other	19,812	62,630
Deferred income	12,487	18,452
Total liabilities	4,321,750	4,184,651
Redeemable preferred units (Note 7)	101,537	103,201
Commitments and contingencies (Note 5)
Partners’ Capital:
Preferred units (Note 7)	125,000	125,000
General Partner and Special Limited Partner	1,538,144	1,668,903
Limited Partners	(5,675)	(58)
Partners’ capital attributable to the Aimco Operating Partnership	1,657,469	1,793,845
Noncontrolling interests in consolidated real estate partnerships	(1,716)	151,121
Total partners’ capital	1,655,753	1,944,966
Total liabilities and partners’ capital	$6,079,040	$6,232,818

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
As of December 31, 2017, 2016 and 2015
(In thousands, except per unit data)

	2017	2016	2015
REVENUES:
Rental and other property revenues attributable to Real Estate	$918,148	$899,891	$883,020
Rental and other property revenues of partnerships served by Asset Management business	74,046	74,640	73,934
Tax credit and transaction revenues	13,243	21,323	24,356
Total revenues	1,005,437	995,854	981,310
OPERATING EXPENSES:
Property operating expenses attributable to Real Estate	318,939	317,957	324,579
Property operating expenses of partnerships served by Asset Management business	35,440	36,956	37,537
Depreciation and amortization	366,184	333,066	306,301
General and administrative expenses	43,657	46,784	46,310
Other expenses, net	11,353	14,295	10,368
Provision for real estate impairment loss (Note 3)	35,881	—	—
Total operating expenses	811,454	749,058	725,095
Operating income	193,983	246,796	256,215
Interest income	8,332	7,797	6,949
Interest expense	(194,615)	(196,389)	(199,685)
Other, net	7,694	6,071	387
Income before income taxes and gain on dispositions	15,394	64,275	63,866
Income tax benefit (Note 9)	32,126	25,208	27,524
Income before gain on dispositions	47,520	89,483	91,390
Gain on dispositions of real estate, net of tax	299,559	393,790	180,593
Net income	347,079	483,273	271,983
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(9,084)	(25,256)	(4,776)
Net income attributable to the Aimco Operating Partnership	337,995	458,017	267,207
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(16,358)	(19,233)	(18,737)
Net income attributable to participating securities	(337)	(635)	(950)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$321,300	$438,149	$247,520

Net income attributable to the Aimco Operating Partnership per common unit – basic	$1.96	$2.68	$1.52
Net income attributable to the Aimco Operating Partnership per common unit – diluted	$1.96	$2.67	$1.52

Weighted average common units outstanding – basic	163,746	163,761	162,834
Weighted average common units outstanding – diluted	164,218	164,151	163,227

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Net income	$347,079	$483,273	$271,983
Other comprehensive income:
Unrealized (losses) gains on interest rate swaps	(173)	221	(1,299)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	1,480	1,586	1,678
Unrealized gains on debt securities classified as available-for-sale	1,507	5,855	214
Other comprehensive income	2,814	7,662	593
Comprehensive income	349,893	490,935	272,576
Comprehensive income attributable to noncontrolling interests	(9,185)	(25,516)	(4,932)
Comprehensive income attributable to the Aimco Operating Partnership	$340,708	$465,419	$267,644

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Partnership	Noncontrolling Interests	Total Partners’ Capital
Balances at December 31, 2014	$186,126	$1,041,609	$(18,926)	$1,208,809	$233,296	$1,442,105
Issuance of common partnership units to Aimco	—	366,580	—	366,580	—	366,580
Redemption of preferred units held by Aimco	(27,000)	—	—	(27,000)	—	(27,000)
Redemption of partnership units held by non-Aimco partners	—	—	(4,181)	(4,181)	—	(4,181)
Amortization of Aimco share-based compensation	—	7,096	—	7,096	—	7,096
Effect of changes in ownership for consolidated entities	—	(6,008)	10,739	4,731	(6,550)	(1,819)
Change in accumulated other comprehensive income	—	416	21	437	156	593
Other, net	—	352	—	352	—	352
Net income	—	248,710	11,554	260,264	4,776	265,040
Distributions to noncontrolling interests	—	—	—	—	(80,313)	(80,313)
Distributions to common unitholders	—	(184,391)	(9,058)	(193,449)	—	(193,449)
Distributions to preferred unitholders	—	(11,099)	—	(11,099)	—	(11,099)
Balances at December 31, 2015	159,126	1,463,265	(9,851)	1,612,540	151,365	1,763,905
Redemption of preferred units held by Aimco	(34,126)	(673)	—	(34,799)	—	(34,799)
Redemption of partnership units held by non-Aimco partners	—	—	(10,819)	(10,819)	—	(10,819)
Amortization of Aimco share-based compensation	—	8,610	—	8,610	—	8,610
Effect of changes in ownership for consolidated entities	—	(26,171)	10,107	(16,064)	—	(16,064)
Change in accumulated other comprehensive income	—	7,051	351	7,402	260	7,662
Other, net	—	3,323	—	3,323	—	3,323
Net income	—	430,410	20,368	450,778	25,256	476,034
Distributions to noncontrolling interests	—	—	—	—	(25,760)	(25,760)
Distributions to common unitholders	—	(206,898)	(10,214)	(217,112)	—	(217,112)
Distributions to preferred unitholders	—	(10,014)	—	(10,014)	—	(10,014)
Balances at December 31, 2016	125,000	1,668,903	(58)	1,793,845	151,121	1,944,966
Redemption of partnership units held by non-Aimco partners	—	—	(11,882)	(11,882)	—	(11,882)
Amortization of Aimco share-based compensation	—	8,638	613	9,251	—	9,251
Contributions from noncontrolling interests	—	—	—	—	3,401	3,401
Effect of changes in ownership for consolidated entities	—	(160,586)	4,867	(155,719)	(157,056)	(312,775)
Cumulative effect of a change in accounting principle	—	(62,682)	(3,028)	(65,710)	—	(65,710)
Change in accumulated other comprehensive income	—	2,592	121	2,713	101	2,814
Other, net	—	271	—	271	—	271
Net income	—	315,774	14,457	330,231	9,084	339,315
Distributions to noncontrolling interests	—	—	—	—	(8,367)	(8,367)
Distributions to common unitholders	—	(226,172)	(10,765)	(236,937)	—	(236,937)
Distributions to preferred unitholders	—	(8,594)	—	(8,594)	—	(8,594)
Balances at December 31, 2017	$125,000	$1,538,144	$(5,675)	$1,657,469	$(1,716)	$1,655,753

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$347,079	$483,273	$271,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	366,184	333,066	306,301
Gain on dispositions of real estate, net of tax	(299,559)	(393,790)	(180,593)
Provision for real estate impairment loss	35,881	—	—
Income tax benefit	(32,126)	(25,208)	(27,524)
Share-based compensation expense	7,877	7,629	6,640
Amortization of debt issue costs and other	5,666	5,060	5,186
Other, net	(7,694)	(6,071)	(387)
Changes in operating assets and operating liabilities:
Accounts receivable and other assets	(13,375)	(20,680)	619
Accounts payable, accrued liabilities and other	(15,794)	(5,555)	(22,334)
Total adjustments	47,060	(105,549)	87,908
Net cash provided by operating activities	394,139	377,724	359,891
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(20,372)	(290,729)	(169,447)
Capital expenditures	(358,104)	(346,645)	(367,180)
Proceeds from dispositions of real estate	402,162	535,513	367,571
Purchases of corporate assets	(8,899)	(7,540)	(6,665)
Changes in restricted cash	1,506	1,374	(429)
Other investing activities	(1,589)	10,254	5,253
Net cash provided by (used in) investing activities	14,704	(97,773)	(170,897)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	312,434	417,714	352,602
Principal repayments on non-recourse property debt	(409,167)	(371,947)	(514,294)
Proceeds from term loan	250,000	—	—
Net borrowings (repayments) on revolving credit facility	49,230	(9,070)	(85,330)
Proceeds from issuance of common partnership units to Aimco	—	—	366,580
Redemption of preferred units from Aimco	—	(34,799)	(27,000)
Payment of distributions to preferred units	(16,358)	(17,253)	(18,042)
Payment of distributions to General Partner and Special Limited Partner	(225,377)	(206,279)	(184,082)
Payment of distributions to Limited Partners	(10,667)	(10,214)	(6,701)
Payment of distributions to noncontrolling interests	(8,367)	(18,253)	(43,757)
Purchases of noncontrolling interests in consolidated real estate partnerships	(314,269)	(13,941)	(320)
Other financing activities	(20,760)	(5,454)	(6,832)
Net cash used in financing activities	(393,301)	(269,496)	(167,176)
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,542	10,455	21,818
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,244	50,789	28,971
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,786	$61,244	$50,789

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$196,438	$200,278	$207,087
Cash paid for income taxes	7,401	2,152	2,033
Non-cash transactions associated with the acquisition or disposition of real estate:
Non-recourse property debt assumed by buyer in connection with the disposition of real estate	—	—	6,068
Issuance of preferred OP Units in connection with acquisition of real estate	—	17,000	—
Other non-cash investing and financing transactions:
Accrued capital expenditures (at end of period)	31,719	35,594	43,725
Accrued dividends on TSR restricted stock and LTIP awards (at end of period) (Note 8)	1,818	927	309

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 1 — Organization
Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. Aimco is a self-administered and self-managed real estate investment trust, or REIT. AIMCO Properties, L.P., or the Aimco Operating Partnership, is a Delaware limited partnership formed on May 16, 1994, to conduct our business, which is focused on the ownership, management, redevelopment and limited development of quality apartment communities located in some of the largest markets in the United States.
Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as partnership preferred units, which we refer to as preferred OP Units. As of December 31, 2017, after eliminations for units held by consolidated subsidiaries, the Aimco Operating Partnership had 164,617,537 common partnership units outstanding. As of December 31, 2017, Aimco owned 157,189,447 of the common partnership units (95.5% of the common partnership units) of the Aimco Operating Partnership and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of December 31, 2017, we owned an equity interest in 136 apartment communities with 36,904 apartment homes in our Real Estate portfolio. Our Real Estate portfolio, which comprises our reportable segment, is diversified by both price point and geography and consists of market rate apartment communities in which we own a substantial interest. We consolidated 132 of these apartment communities with 36,762 apartment homes.
As of December 31, 2017, we also held nominal ownership positions in partnerships that own 46 low-income housing tax credit apartment communities with 6,898 apartment homes. We provide services to these partnerships and receive fees and other payments in return. Our relationship with these partnerships is different than real estate ownership and is better described as an asset management business, or Asset Management. In accordance with accounting principles generally accepted in the United States of America, or GAAP, we are required to consolidate partnerships owning an aggregate of 39 apartment communities with 6,211 apartment homes.
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
Acquisition of Real Estate and Related Depreciation and Amortization
We generally recognize the acquisition of apartment communities or interests in partnerships that own apartment communities at cost. The related transaction costs are generally included in the cost of the acquired apartment community.

We allocate the cost of apartment communities acquired based on the relative fair value of the assets acquired and liabilities assumed. We determine the fair value of tangible assets, such as land, buildings, furniture, fixtures and equipment, generally using valuation techniques that consider comparable market transactions, replacement costs and other available information. We determine the fair value of identified intangible assets (or liabilities), which typically relate to in-place leases, using valuation techniques that consider the terms of the in-place leases, current market data for comparable leases and our experience in leasing similar communities. The intangible assets or liabilities related to in-place leases are comprised of: (a) the value of the above- and below-market leases in-place, measured over the period, including probable lease renewals for below-market leases, that the leases are expected to remain in effect; (b) the estimated unamortized portion of avoided leasing commissions and other costs that ordinarily would be incurred to originate the in-place leases; and (c) the value associated with leased apartment homes during an estimated absorption period (estimates of rental revenue that would not have been earned had leased apartment homes been vacant at the time of acquisition assuming lease-up periods based on market demand and stabilized occupancy levels).
Depreciation for all tangible assets is calculated using the straight-line method over their estimated useful lives. Acquired buildings and improvements are depreciated over a useful life based on the age, condition and other physical characteristics of the apartment community. At December 31, 2017, the weighted average depreciable life of our buildings and improvements was approximately 28 years. Furniture, fixtures and equipment associated with apartment communities are depreciated over five years.
The above- and below-market lease intangibles are amortized to rental revenue over the expected remaining terms of the associated leases, which include reasonably assured renewal periods. Other intangible assets related to in-place leases are amortized to depreciation and amortization over the expected remaining terms of the associated leases.
At December 31, 2017 and 2016, deferred income in our consolidated balance sheets included below-market lease amounts totaling $9.1 million and $10.4 million, respectively, which are net of accumulated amortization of $34.4 million and $33.1 million, respectively. During the years ended December 31, 2017, 2016 and 2015, we included amortization of below-market leases of $1.3 million, $1.7 million and $1.7 million, respectively, in rental and other property revenues in our consolidated statements of operations.
At December 31, 2017, our below-market leases had a weighted average amortization period of 6.2 years and estimated aggregate amortization for each of the five succeeding years as follows (in thousands):

Estimated Amortization
2018	$1,128
2019	998
2020	886
2021	811
2022	763
Capital Additions and Related Depreciation
We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopments, developments, other tangible apartment community improvements and replacements of existing apartment community components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with capital additions activities at the apartment community level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital additions activities. We also capitalize interest, property taxes and insurance during periods in which redevelopments, developments and construction projects are in progress. We begin capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, upon commencement of activities necessary to get apartment communities ready for their intended use. These activities include when apartment communities or apartment homes are undergoing physical construction, as well as when apartment homes are held vacant in advance of planned construction, provided that other activities such as permitting, planning and design are in progress. We cease the capitalization of costs when the apartment communities are substantially complete and ready for their intended use, which is typically when construction has been completed and apartment homes are available for occupancy. Costs, including ordinary repairs, maintenance and resident turnover costs, are charged to property operating expense as incurred.
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
For the years ended December 31, 2017, 2016 and 2015, we capitalized to buildings and improvements $7.6 million, $9.6 million and $11.7 million of interest costs, respectively, and $36.0 million, $32.9 million and $28.2 million of other direct and indirect costs, respectively.
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
Other Assets
At December 31, 2017 and 2016, other assets was comprised of the following amounts (dollars in thousands):

	2017	2016
Investments in securitization trust that holds Aimco property debt	$82,794	$76,063
Accumulated unrecognized deferred tax expense from intercompany transfers	—	62,468
Deferred tax asset, net (Note 9)	32,227	5,076
Intangible assets, net	38,701	39,039
Prepaid expenses, commissions, real estate taxes and insurance	36,508	37,082
Software, equipment and leasehold improvements	20,048	22,209
Investments in unconsolidated real estate partnerships	12,636	12,496
Accounts receivable, net	11,417	13,042
Deferred expenses, deposits, notes receivable and other	38,408	26,293
Other assets per consolidated balance sheets	$272,739	$293,768
As discussed under the Accounting Pronouncements Adopted in the Current Year heading, on January 1, 2017, we recognized a cumulative effect adjustment to retained earnings and partners’ capital, which reduced to zero the accumulated unrecognized deferred tax expense from intercompany transfers.
The table above excludes other assets of partnerships served by our Asset Management business, which are presented separately on our consolidated balance sheet.
Investments in Securitization Trust that holds Aimco Property Debt
We hold investments in a securitization trust that primarily holds certain of our property debt. These investments were initially recognized at their purchase price and the discount to the face value is being accreted into interest income over the expected term of the securities. We have designated these investments as available for sale securities and we measure these investments at fair value with changes in their fair value, other than the changes attributed to the accretion described above, recognized as an adjustment of accumulated other comprehensive income or loss within equity and partners’ capital. Refer to Note 11 for further information regarding these debt securities.
Intangible Assets
At December 31, 2017 and 2016, other assets included goodwill associated with our reportable segment of $37.8 million. We perform an annual impairment test of goodwill by evaluating qualitative factors to determine the likelihood that goodwill may be impaired. We primarily consider the fair value of our real estate portfolio and the fair value of our debt relative to their carrying values. As a result of the qualitative analysis, we do not believe our goodwill is impaired as of the date of our annual test.
During the years ended December 31, 2016 and 2015, we allocated $4.5 million and $1.2 million, respectively, of goodwill related to our reportable segments to the carrying amounts of the apartment communities sold or classified as held for sale. The amounts of goodwill allocated to these apartment communities were based on the relative fair values of the apartment communities sold or classified as held for sale. As further discussed under the Accounting Pronouncements Adopted in the Current Year heading, commencing in 2017 we no longer allocate goodwill to the carrying amounts of apartment communities sold or classified as held for sale that do not meet the definition of a business.
Capitalized Software Costs
Purchased software and other costs related to software purchased or developed for internal use are capitalized during the application development stage and are amortized using the straight-line method over the estimated useful life of the software, generally three to five years. For the years ended December 31, 2017, 2016 and 2015, we capitalized software purchase and development costs totaling $2.0 million, $3.4 million and $3.6 million, respectively. At December 31, 2017 and 2016, other assets included $9.1 million and $12.6 million of net capitalized software, respectively. During the years ended December 31, 2017, 2016 and 2015, we recognized amortization of capitalized software of $5.5 million, $7.2 million and $6.9 million, respectively, which is included in depreciation and amortization in our consolidated statements of operations.
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
Deferred Costs
We defer lender fees and other direct costs incurred in obtaining new financing and amortize the amounts over the terms of the related loan agreements. Amortization of these costs is included in interest expense. Debt issue costs associated with our revolving credit facility are included in other assets on our consolidated balance sheets. Debt issue costs associated with non-recourse property debt and our term loan are presented as a direct deduction from the related liabilities on our consolidated balance sheets.
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
Changes in our ownership interest in consolidated real estate partnerships generally consist of our purchase of an additional interest in or the sale of our entire interest in a consolidated real estate partnership. The effect on our equity and partners’ capital of our purchase of additional interests in consolidated real estate partnerships during the years ended December 31, 2017, 2016 and 2015, is shown in our consolidated statements of equity and partners’ capital. The effect on our equity and partners’ capital of sales of consolidated real estate or sales of our entire interest in consolidated real estate partnerships is reflected in our consolidated financial statements as gains on disposition of real estate and accordingly the effect on our equity and partners’ capital is reflected within the amount of net income allocated to us and to noncontrolling interests. Upon our deconsolidation of a real estate partnership following the sale of our partnership interests or liquidation of the partnership following sale of the related apartment community, we derecognize any remaining noncontrolling interest of the associated partnership previously recorded in our consolidated balance sheets.
Noncontrolling Interests in Aimco Operating Partnership
Noncontrolling interests in Aimco Operating Partnership consist of common OP Units and preferred OP Units. Holders of preferred OP Units participate in the Aimco Operating Partnership’s income or loss only to the extent of their preferred distributions. Within Aimco’s consolidated financial statements, after provision for Preferred OP Unit distributions, the Aimco Operating Partnership’s income or loss is allocated to the holders of common partnership units based on the weighted average number of common partnership units (including those held by Aimco) outstanding during the period. During the years ended December 31, 2017, 2016 and 2015, the holders of common OP Units had a weighted average ownership interest in the Aimco Operating Partnership of 4.5%, 4.7% and 4.7%, respectively. See Note 7 for further information regarding the items comprising noncontrolling interests in the Aimco Operating Partnership.
Revenue Recognition
Our apartment communities have operating leases with apartment residents with terms averaging 12 months. We recognize rental revenue related to these leases, net of any concessions, on a straight-line basis over the term of the lease. We recognize revenues from asset management and other services when the related fees are earned and realized or realizable.
Asset Management Business
We are the general partner in certain low-income housing tax credit partnerships, which are structured to provide for the pass-through of tax credits and deductions to their partners. The tax credits are generally realized ratably over the first ten years of the tax credit arrangement and are subject to the partnership’s compliance with applicable laws and regulations for a period of 15 years. We hold nominal ownership positions in these partnerships, generally less than one percent. At inception, each investor agreed to fund capital contributions to the partnerships and we received a syndication fee from the partnerships upon the investors’ admission to the partnership. In our role, we provide asset management and other services to these partnerships and we receive fees and other payments in return. To the extent amounts due to us are not paid currently, the balances accrue and are satisfied from the partnerships’ future operating or liquidating cash flow.
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
We consolidate the low-income housing tax credit partnerships in which we are the sole general partner, as further discussed in Note 13. When the contractual arrangements obligate us to deliver tax benefits to the investors, and entitle us through fee arrangements to receive substantially all available cash flow from the partnerships, we recognize the income or loss generated by the underlying real estate based on our economic interest in the partnerships’ current period results, which is approximately 100% and represents the allocation of cash available for distribution we would receive from a hypothetical liquidation at the book value of the partnership’s net assets. Our economic interest in these partnerships will be 100% until the limited partners become entitled to an allocation of distributable cash (generally upon sale of the underlying real estate). Our economic interest generally differs from our legal interest.
Insurance
We believe our insurance coverages insure our apartment communities adequately against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood and other perils. In addition, we have third-party insurance coverage (after self-insured retentions) that defray the costs of large workers’ compensation, health and general liability exposures. We accrue losses based upon our estimates of the aggregate liability for uninsured losses incurred using certain actuarial assumptions followed in the insurance industry and based on our experience.
Share-Based Compensation
We issue various forms of share-based compensation, including stock options and restricted stock awards with service conditions and/or market conditions. We recognize share-based employee compensation based on the fair value on the grant date and recognize compensation cost over the awards’ requisite service periods. We reduce compensation cost related to forfeited awards in the period of forfeiture. See Note 8 for further discussion of our share-based compensation.
Income Taxes
Aimco has elected to be taxed as a REIT under the Internal Revenue Code commencing with its taxable year ended December 31, 1994, and it intends to continue to operate in such a manner. Aimco’s current and continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Internal Revenue Code, which are related to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If Aimco qualifies for taxation as a REIT, it will generally not be subject to United States federal corporate income tax on its taxable income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from an investment in a corporation.
Even if Aimco qualifies as a REIT, it may be subject to United States federal income and excise taxes in various situations, such as on our undistributed income. Aimco also will be required to pay a 100% tax on any net income on non-arm’s length transactions between it and a TRS (described below) and on any net income from sales of apartment communities that were held for sale in the ordinary course. The state and local tax laws may not conform to the United States federal income tax treatment, and Aimco may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business. Any taxes imposed on us reduce our operating cash flow and net income.
Certain of our operations or a portion thereof, including property management and risk management, are conducted through taxable REIT subsidiaries, which are subsidiaries of the Aimco Operating Partnership, and each of which we refer to as a TRS. A TRS is a subsidiary C-corporation that has not elected REIT status and as such is subject to United States federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents and investment partners that cannot be offered directly by a REIT. We also use TRS entities to hold investments in certain apartment communities.
For our TRS entities, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for United States federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine, based on available evidence, that it is more likely than not that the assets will not be realized. As further discussed under the Accounting Pronouncements Adopted in the Current Year heading within this note, commencing in 2017, we recognize the tax consequences associated with intercompany transfers between the Aimco Operating Partnership and TRS entities when such transactions occur. Refer to Note 9 for further information about our income taxes.
Comprehensive Income or Loss
As discussed under the preceding Investments in Securitization Trust that holds Aimco Property Debt heading, we have investments that are measured at fair value with unrealized gains or losses recognized as an adjustment of accumulated other comprehensive loss within equity and partners’ capital. Additionally, as discussed in Note 11, we recognize changes in the fair value of our cash flow hedges as an adjustment of accumulated other comprehensive loss within equity and partners’ capital. The amounts of consolidated comprehensive income for the years ended December 31, 2017, 2016 and 2015, along with the corresponding amounts of such comprehensive income attributable to Aimco, the Aimco Operating Partnership and to noncontrolling interests, are presented within the accompanying consolidated statements of comprehensive income.
Earnings per Share and Unit
Aimco and the Aimco Operating Partnership calculate earnings (loss) per share and unit based on the weighted average number of shares of Common Stock or common partnership units, participating securities, common stock or common unit equivalents and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership considers both common partnership units and equivalents, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit computations. See Note 10 for further information regarding earnings per share and unit computations.

Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.
Reclassifications
Certain items included in the 2016 and 2015 financial statements have been reclassified to conform to the current presentation.
Accounting Pronouncements Adopted in the Current Year
During 2017, we elected to adopt early the new accounting standard that revised the GAAP definition of a business. Under the new standard we expect apartment communities will no longer be considered businesses; therefore, transaction costs incurred related to the acquisition of real estate operations will be capitalized as a cost of the acquisition. Additionally, we will no longer allocate goodwill to sales of apartment communities for purposes of calculating gain or loss upon sale. We have applied the new standard prospectively to transactions occurring after adoption, which did not have a significant effect on our financial condition or results of operations.
Effective January 1, 2017, we adopted a new standard issued by the Financial Accounting Standards Board, or FASB, that simplifies the accounting for the income tax consequences of intercompany transfers of assets. Previously, the recognition within the statement of operations of income tax expense or benefit resulting from an intercompany transfer of assets did not occur until the assets affect GAAP income or loss, for example, through depreciation, impairment or upon the sale of the asset to a third-party. Under the new standard, we are required to recognize the income tax expense or benefit from an intercompany transfer of assets when the transfer occurs. We have applied this change on a modified retrospective basis and recognized a cumulative effect adjustment to retained earnings and partners’ capital of $65.7 million as of January 1, 2017, representing accumulated unrecognized tax expense from intercompany transfers between the Aimco Operating Partnership and TRS entities. Such amounts were included in other assets within our consolidated balance sheets at December 31, 2016.
Also effective January 1, 2017, we adopted guidance that simplifies the accounting for share-based compensation. Under prior practice, tax benefits in excess of those associated with compensation cost recognized in accordance with GAAP, or windfalls, were recorded in equity and tax deficiencies were recorded in equity until previous windfalls had been recovered and then recognized in earnings. Under the new guidance, all of the tax effects related to share-based compensation are recognized through earnings. This guidance is applied to all windfalls and tax deficiencies resulting from settlements occurring after January 1, 2017. The new guidance also requires windfalls to be recorded in the period the related transaction triggering tax consequences occurs, such as an exercise of stock options or vesting of restricted shares. This change in timing of recognition has been applied on a modified retrospective basis. We did not record a cumulative effect adjustment to opening retained earnings on the date of adoption as there were no accumulated windfalls recorded in equity. Compared to prior periods, we may experience incremental volatility in income tax benefit or expense resulting from the recognition in earnings of windfall benefits or deficiencies upon the exercise of stock options and vesting of restricted shares.
Recent Accounting Pronouncements
The FASB has issued new standards that affect accounting for revenue from contracts with customers and are effective for us on January 1, 2018. The new revenue standards establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersede most current GAAP applicable to revenue recognition. The core principle of the new guidance is that revenue should only be recognized when an entity has transferred control of goods or services to a customer and for an amount reflecting the consideration to which the entity expects to be entitled for such exchange. We have completed our analysis of the effect this guidance will have on our consolidated financial statements and have determined we will not recognize a cumulative effect adjustment upon adoption. We do not anticipate changes to the timing or amount of revenue we recognize on an ongoing basis as substantially all of our revenue is earned from leases and is subject to the current lease standard until the adoption of the new lease standard, which is discussed below.
The FASB has also issued a new standard on lease accounting, which is effective for us on January 1, 2019. Under the new lease standard, lessor accounting will be largely unchanged, but lessees will be required to recognize a right of use asset and a lease liability for virtually all leases, with such leases classified as either operating or finance. The new standard must be adopted using a modified retrospective method, which requires application of the new guidance at the beginning of the earliest comparative period presented and provides for certain practical expedients, which we anticipate electing. We do not anticipate significant changes in the timing of income from our leases with residents. However, in circumstances where we are a lessee, in primarily a limited population of ground leases and leases for corporate office space, we will be required to recognize right of use assets and related lease liabilities on our consolidated balance sheets. We do not anticipate the adoption of this standard will have a material effect on our financial condition or results of operations. We are in the process of determining the amount of the right of use assets and related lease liabilities that will be recognized upon adoption.
During 2016, the FASB also issued an Accounting Standards Update that is intended to reduce diversity in the classification and presentation of changes in restricted cash in the statement of cash flows and is effective for us on January 1, 2018. The new standard requires that the statement of cash flows describe the changes in the combined balances of cash and cash equivalents and restricted cash during the period. The guidance is required to be applied retrospectively to each period presented in the financial statements. We currently present transfers between restricted and unrestricted cash accounts as operating, investing and financing activities depending upon the required or intended purpose for the restricted funds, and cash receipts and payments directly with third parties to or from restricted cash accounts are presented on the statement of cash flows as a net change in restricted cash and classified similarly to transfers between restricted and unrestricted cash. We expect that the primary change to our statement of cash flows will be the presentation of activity in the restricted cash accounts combined with similar activity in unrestricted accounts.
Note 3 — Significant Transactions
Reacquisition of Limited Partner Interest in Palazzo Joint Venture
During the year ended December 31, 2017, we reacquired for $451.5 million, the 47% noncontrolling limited partner interest in the Palazzo joint venture, which owns three communities with a total of 1,382 apartment homes located in Los Angeles, California. We assumed $140.5 million of the noncontrolling interest partner’s share of existing non-recourse property-level debt and paid $311.0 million in cash consideration, which was funded by short term borrowings. We now own all of the interests in the Palazzo joint venture and its underlying apartment communities. Prior to the transaction, we consolidated into our financial statements the joint venture and underlying apartment communities, therefore this transaction has been accounted for as an equity transaction. In accordance with GAAP, we recognized the $155.6 million of consideration paid in excess of the noncontrolling interest balance as a reduction of additional paid-in capital within Aimco’s equity and the Aimco Operating Partnership’s partners’ capital.
Acquisitions of Apartment Communities
During the year ended December 31, 2016, we purchased a 463-apartment community in Redwood City, California that was in the final stages of construction at the time of acquisition. At closing, we paid $303.0 million in cash and issued $17.0 million of 6.0% Class Ten preferred OP Units to the seller. The purchase price, plus $1.8 million of capitalized transaction costs, was allocated as follows: $26.9 million to land; $292.7 million to buildings and improvements (including construction in progress); and $2.2 million to furniture and fixtures.
In February 2018, we purchased a 748-apartment home community in Fairfax County, Virginia for $160.0 million. Based on the timing of this acquisition, we have not completed our purchase price allocation.
Dispositions of Apartment Communities and Assets Held for Sale
Summarized information regarding apartment communities sold during the years ended December 31, 2017, 2016 and 2015 is set forth in the table below (dollars in thousands):

	2017	2016	2015
Real Estate portfolio:
Apartment communities sold	5	7	11
Apartment homes sold	2,291	3,045	3,855
Gain on disposition, net of tax	297,944	377,280	180,593
Consolidated partnerships served by the Asset Management business:
Apartment communities sold	2	1	—
Apartment homes sold	252	296	—
Gain on disposition, net of tax	1,615	16,510	—
The apartment communities sold from our Real Estate portfolio during 2017, 2016 and 2015 were predominantly located outside of our primary markets or in lower-rated locations within our primary markets and had average revenues per apartment home significantly below those of our retained portfolio.
In January 2018, we agreed to sell our interests in the entities owning the La Jolla Cove property in settlement of legal actions filed in 2014 by a group of disappointed buyers who had hoped to acquire the property. As a result of the settlement, we recognized in our 2017 results of operations a gross impairment loss of $35.8 million, $25.6 million of which relates to the establishment of a deferred tax liability assumed in connection with our acquisition of the business entities. Upon closing of the transaction, the tax liability will be assumed by the buyer, resulting in no economic loss to Aimco.
In addition to the apartment communities we sold during the periods presented, from time to time we may be marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such communities meet the criteria to be classified as held for sale. As of December 31, 2017, we had three apartment communities with 513 apartment homes in our Real Estate portfolio that were classified as held for sale. In January 2018, we sold these apartment homes for a gain on disposition of $51.0 million, net of tax, and gross proceeds of $71.9 million resulting in $64.6 million of net proceeds to Aimco. Proceeds from the sales were primarily used to repay outstanding borrowings under our Credit Agreement.
Napico Disposition
In 2012, we sold the Napico business. The transaction was primarily seller-financed, and the associated notes were scheduled to be repaid from the operation and liquidation of the Napico business and were collateralized by the buyer’s interests in the portfolio. During 2016, the buyer paid in full the seller-financed notes as well as an agreed upon final payment representing future contingent consideration that may have been due under the terms of the sale. As a result, we derecognized the net assets and liabilities of the Napico business with the exception of the amounts related to one community in which we had continuing involvement in the form of a legal interest in the community and a guarantee related to property-level debt. We recognized a gain of $5.2 million in other, net on our consolidated statement of operations for the year ended December 31, 2016. We also wrote off a deficit balance in noncontrolling interests in consolidated real estate partnerships associated with the Napico business of $8.1 million, which is recorded in net income attributable to noncontrolling interests in consolidated real estate partnerships for the year ended December 31, 2016.
In 2017, the owner refinanced the mortgage related to the final community, resulting in the release of our remaining guarantee, which allowed us to transfer the nominal general partner interest in the community to the buyer. In connection with the transfer, we reduced other assets and accrued liabilities and other by $34.5 million and $38.4 million, respectively, and recognized a gain of $7.1 million, net of tax, in other, net in our consolidated financial statements for the year ended December 31, 2017.
Note 4 — Non-Recourse Property Debt and Credit Agreement
Non-Recourse Property Debt (Real Estate Portfolio)
We finance apartment communities in our Real Estate portfolio primarily using property-level, non-recourse, long-dated, fixed-rate, amortizing debt. The following table summarizes non-recourse property debt related to assets classified as held for use at December 31, 2017 and 2016 (in thousands):

	2017	2016
Fixed-rate property debt	$3,480,378	$3,564,979
Variable-rate property debt	82,663	83,644
Debt issue costs, net of accumulated amortization	(17,932)	(18,347)
Non-recourse property debt, net	$3,545,109	$3,630,276
Fixed-rate property debt matures at various dates through January 2055, and has interest rates that range from 2.73% to 8.05%, with a weighted average interest rate of 4.64%. Principal and interest on fixed-rate debt are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. At December 31, 2017, each of the fixed-rate loans payable related to apartment communities classified as held for use were secured by one of 98 apartment communities that had an aggregate gross book value of $6.3 billion.
Variable-rate property debt matures at various dates through July 2033, and had interest rates that ranged from 1.00% to 3.06%, as of December 31, 2017, with a weighted average interest rate of 2.70% at December 31, 2017. Principal and interest on variable-rate debt are generally payable in semi-annual installments with balloon payments due at maturity. As of December 31, 2017, our variable-rate property debt related to apartment communities classified as held for use were each secured by seven apartment communities that had an aggregate gross book value of $204.2 million.
These non-recourse property debt instruments contain covenants common to the type of borrowing, and at December 31, 2017, we were in compliance with all such covenants.

As of December 31, 2017, the scheduled principal amortization and maturity payments for the non-recourse property debt related to apartment communities classified as held for use were as follows (in thousands):

	Amortization	Maturities
2018	$74,807	$173,733
2019	71,792	481,136
2020	65,362	296,967
2021	49,542	741,523
2022	39,778	233,439
Thereafter		1,334,962
Total		$3,563,041
Credit Agreement
We have a senior secured credit agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. Our Credit Agreement provides for $600.0 million of revolving loan commitments. Borrowings against the revolving loan commitments bear interest at a rate set forth on a pricing grid, which rate varies based on our credit rating as assigned by specified rating agencies (LIBOR plus 1.20%, or, at our option, a base rate plus 0.20% at December 31, 2017). The Credit Agreement matures on January 22, 2022. The Credit Agreement provides that we may make distributions to our investors during any four consecutive quarters in an aggregate amount that does not exceed the greater of 95% of our Funds From Operations for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain Aimco’s REIT status.
During 2017, we amended the Credit Agreement to add a $250.0 million term loan, which we used to fund a portion of the reacquisition of our limited partner’s interest in the Palazzo joint venture. The term loan matures on June 30, 2018, includes a one-year extension option, subject to the satisfaction of customary conditions, and bears interest at 30-day LIBOR plus 1.35%. We paid lender and other fees of $1.0 million in connection with the term loan, which have been deferred and are amortized as additional interest using the effective interest method.
As of December 31, 2017 and 2016, we had $67.2 million and $17.9 million of outstanding borrowings under our revolving loan commitments, respectively. The interest rate on our outstanding borrowings was 3.26% and 2.09% at December 31, 2017 and 2016, respectively. As of December 31, 2017, after outstanding borrowings and $11.5 million of undrawn letters of credit backed by the Credit Agreement, our available borrowing capacity was $521.3 million.
Non-Recourse Property Debt (Asset Management Business)
The partnerships served by the Asset Management business finance apartment communities using property-level, non-recourse, long-dated, fixed-rate, amortizing debt. The following table summarizes non-recourse property debt related to assets classified as held for use at December 31, 2017 and 2016 (in thousands):

	2017	2016
Fixed-rate property debt	231,374	241,024
Debt issue costs, net of accumulated amortization	(4,233)	(4,598)
Non-recourse property debt, net	$227,141	$236,426
Fixed-rate property debt secured by these communities matures at various dates through February 2061, and has interest rates that range from 2.50% to 8.50%, with a weighted average interest rate of 5.11%. At December 31, 2017, each of the fixed-rate loans payable related to apartment communities classified as held for use were secured by one of 39 apartment communities that had an aggregate gross book value of $551.1 million.
These non-recourse property debt instruments contain covenants common to the type of borrowing, and at December 31, 2017, the partnerships served by our Asset Management business were in compliance with all such covenants.

As of December 31, 2017, the scheduled payments for the non-recourse property debt related to apartment communities classified as held for use were as follows (in thousands):

Scheduled Payments
2018	$5,959
2019	6,192
2020	9,317
2021	17,090
2022	4,714
Thereafter	188,102
Total	$231,374
Note 5 — Commitments and Contingencies
Commitments
In connection with our redevelopment, development and capital improvement activities, we have entered into various construction-related contracts and we have made commitments to complete redevelopment of certain apartment communities, pursuant to financing or other arrangements. As of December 31, 2017, our commitments related to these capital activities totaled approximately $91.1 million, most of which we expect to incur during the next 12 months.
We enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
Tax Credit Arrangements
For various consolidated partnerships served by our Asset Management business, we are required to manage the partnerships and related apartment communities in compliance with various laws, regulations and contractual provisions that apply to historic and low-income housing tax credit syndication arrangements. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized by the limited partners in these partnerships and would require a refund or reduction of investor capital contributions, which are reported as deferred income in our consolidated balance sheets until such time as our obligation to deliver tax benefits is relieved. The remaining compliance periods for the tax credit syndication arrangements range from less than one year to eight years. We do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
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
We are engaged in discussions with the Environmental Protection Agency, or EPA, and the Indiana Department of Environmental Management, or IDEM, regarding contaminated groundwater in a residential area in the vicinity of an Indiana apartment community that has not been owned by us since 2008. The contamination allegedly derives from a dry cleaner that operated on our former property, prior to our ownership. We have undertaken a voluntary remediation of the dry cleaner contamination under IDEM’s oversight, and in previous years accrued our share of the then-estimated cleanup and abatement costs. In 2016, EPA listed our former community and a number of residential communities in the vicinity on the National Priorities List, or NPL (i.e. as a Superfund site), and IDEM has formally sought to terminate us from the voluntary remediation program. We continue discussions with both agencies on potential long-term solutions. We have filed a formal appeal of the EPA listing and the IDEM termination of us from the voluntary remediation program. Although the outcome of these processes are uncertain, we do not expect their resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We also have been contacted by regulators and the current owner of a property in Lake Tahoe, California regarding environmental issues allegedly stemming from the historic operation of a dry cleaner. An entity owned by us was the former general partner of a now-dissolved partnership that previously owned a site that was used for dry cleaning. That entity and the current property owner have been remediating the dry cleaner site since 2009, under the oversight of the Lahontan Regional Water Quality Control Board, or Lahontan. In May 2017, Lahontan issued a final cleanup and abatement order that names four potentially-responsible parties, acknowledges that there may be additional responsible parties, and requires the named parties to perform additional groundwater investigation and corrective actions with respect to onsite and offsite contamination. We are appealing the final order while simultaneously complying with it. Although the outcome of this process is uncertain, we do not expect its resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of December 31, 2017, are immaterial to our consolidated financial condition, results of operations and cash flows.
Operating Leases
We are obligated under non-cancelable operating leases for office space. We are also obligated under non-cancelable operating leases for the ground under certain of our apartment communities with remaining terms ranging from 46 years to 70 years. Approximate minimum annual rental payments under operating leases are as follows (in thousands):

	Office Lease Obligations	Ground Lease Obligations	Total Operating Lease Obligations
2018	$2,203	$1,179	$3,382
2019	1,050	1,279	2,329
2020	963	1,514	2,477
2021	832	1,550	2,382
2022	628	1,550	2,178
Thereafter	—	79,337	79,337
Total	$5,676	$86,409	$92,085
Substantially all of the office space subject to the operating leases in the table above is for the use of our corporate offices and area operations. Rent expense recognized totaled $3.0 million, $3.3 million and $3.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Rent expense recognized for the ground leases totaled $1.8 million, $1.7 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included within interest expense in the accompanying statements of operations.
Note 6 — Aimco Equity
Preferred Stock
At December 31, 2017 and 2016, Aimco had a single class of perpetual preferred stock outstanding, its Class A Cumulative Preferred Stock, with 5,000,000 shares authorized, issued and outstanding and with a balance of $125.0 million as of December 31, 2017 and 2016.
Aimco’s Class A Preferred Stock has a $0.01 per share par value, is senior to Aimco’s Common Stock, has a liquidation preference per share of $25.00 and is redeemable at our option on or after May 17, 2019. The holders of Preferred Stock are generally not entitled to vote on matters submitted to stockholders. Dividends at an annual rate of 6.88% are subject to declaration by Aimco’s Board of Directors.

During the year ended December 31, 2016, Aimco redeemed all of the outstanding shares of its Class Z Cumulative Preferred Stock at a redemption value of $34.8 million. We reflected the $0.7 million excess of the redemption value over the carrying amount and $1.3 million of previously deferred issuance costs as an adjustment of net income attributable to preferred stockholders for the year ended December 31, 2016.
During the year ended December 31, 2015, Aimco redeemed the remaining outstanding shares, or $27.0 million in liquidation preference, of its Series A Community Reinvestment Act, or CRA, Preferred Stock. We reflected $0.7 million of issuance costs as an adjustment of net income attributable to preferred stockholders for the year ended December 31, 2015.
In connection with these redemptions of Aimco preferred stock, the Aimco Operating Partnership redeemed from Aimco a number of Partnership Preferred Units equal to the number of shares redeemed or repurchased by Aimco.
Common Stock
During the years ended December 31, 2017, 2016 and 2015, Aimco declared dividends per common share of $1.44, $1.32 and $1.18, respectively.
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
Registration Statements
Aimco and the Aimco Operating Partnership have a shelf registration statement that provides for the issuance of debt and equity securities by Aimco and debt securities by the Aimco Operating Partnership.
Note 7 — Partners’ Capital
Partnership Preferred Units Owned by Aimco
At December 31, 2017 and 2016, the Aimco Operating Partnership had outstanding preferred units in classes and amounts similar to Aimco’s Preferred Stock described in Note 6, or Partnership Preferred Units. All of these Partnership Preferred Units were owned by Aimco during the periods presented.
The Partnership Preferred Units are senior to the Aimco Operating Partnership’s common partnership units. The Partnership Preferred Units do not have voting rights, except the right to approve certain changes to the Aimco Operating Partnership’s Partnership Agreement that would adversely affect holders of such class of units. Distributions on Partnership Preferred Units are subject to being declared by the General Partner. The Partnership Preferred Units are redeemable by the Aimco Operating Partnership only in connection with a concurrent redemption by Aimco of the corresponding Aimco Preferred Stock held by unrelated parties.
As discussed in Note 6, during the years ended December 31, 2016 and 2015, Aimco completed various Preferred Stock redemptions. In connection with these redemptions, the Aimco Operating Partnership redeemed from Aimco a corresponding number of Partnership Preferred Units.

Redeemable Preferred OP Units
In addition to the Partnership Preferred Units owned by Aimco, the Aimco Operating Partnership has outstanding various classes of redeemable Partnership Preferred Units owned by third parties, which we refer to as preferred OP Units. As of December 31, 2017 and 2016, the Aimco Operating Partnership had the following classes of preferred OP Units (stated at their redemption values, in thousands, except unit and per unit data):

	Distributions per Annum		Units Issued and Outstanding		Redemption Values
Class of Preferred Units	Percent	Per Unit	2017	2016	2017	2016
Class One	8.75%	$8.00	90,000	90,000	$8,229	$8,229
Class Two	1.92%	$0.48	17,750	17,750	444	444
Class Three	7.88%	$1.97	1,338,524	1,341,289	33,462	33,532
Class Four	8.00%	$2.00	644,954	644,954	16,124	16,124
Class Six	8.50%	$2.13	780,036	780,036	19,501	19,501
Class Seven	7.87%	$1.97	27,960	27,960	699	699
Class Nine	6.00%	$1.50	243,112	306,890	6,078	7,672
Class Ten	6.00%	$1.50	680,000	680,000	17,000	17,000
Total			3,822,336	3,888,879	$101,537	$103,201
Each class of preferred OP Units is currently redeemable at the holders’ option. The Aimco Operating Partnership, at its sole discretion, may settle such redemption requests in cash or cause Aimco to issue shares of its Common Stock with a value equal to the redemption price. In the event the Aimco Operating Partnership requires Aimco to issue shares of Common Stock to settle a redemption request, the Aimco Operating Partnership would issue to Aimco a corresponding number of common partnership units. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Subject to certain conditions, the Class Four and Class Six preferred OP Units may be converted into common OP Units.
These redeemable units are classified within temporary equity in Aimco’s consolidated balance sheets and within temporary capital in the Aimco Operating Partnership’s consolidated balance sheets.
During the years ended December 31, 2017, 2016 and 2015, approximately 67,000, 69,000 and 700 preferred OP Units, respectively, were redeemed in exchange for cash, and no preferred OP Units were redeemed in exchange for shares of Aimco Common Stock.
The Class Ten preferred OP Units were issued as partial consideration for an acquisition during the year ended December 31, 2016.
The following table presents a reconciliation of the Aimco Operating Partnership’s preferred OP Units during the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	2017	2016	2015
Balance at January 1	$103,201	$87,926	$87,937
Preferred distributions	(7,764)	(7,239)	(6,943)
Redemption of preferred units and other	(1,664)	(1,725)	(11)
Issuance of preferred units	—	17,000	—
Net income	7,764	7,239	6,943
Balance at December 31	$101,537	$103,201	$87,926
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
The holders of the common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock. During the years ended December 31, 2017, 2016 and 2015, the Aimco Operating Partnership declared distributions per common unit of $1.44, $1.32 and $1.18, respectively.
During the years ended December 31, 2017, 2016 and 2015, approximately 98,000, 248,000 and 112,000 common OP Units, respectively, were redeemed in exchange for cash, and no common OP Units were redeemed in exchange for shares of Common Stock.
Note 8 — Share-Based Compensation
We have a stock award and incentive program to attract and retain officers and independent directors. As of December 31, 2017, approximately 0.4 million shares were available for issuance under our 2015 Stock Award and Incentive Plan. The total number of shares available for issuance under this plan may be increased by an additional 0.7 million shares to the extent of any forfeiture, cancellation, exchange, surrender, termination or expiration of an award outstanding under our 2007 Stock Award and Incentive Plan. Awards under the 2015 plan may be in the form of incentive stock options, non-qualified stock options and restricted stock, or other types of awards as authorized under the plan.
Our plans are administered by the Compensation and Human Resources Committee of Aimco’s Board of Directors. In the case of stock options, the exercise price of the options granted may not be less than the fair market value of a share of Common Stock at the date of grant.
Total compensation cost recognized for stock based awards was $9.3 million, $8.6 million and $7.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Of these amounts, $1.4 million, $1.0 million and $0.5 million, respectively, were capitalized. At December 31, 2017, total unvested compensation cost not yet recognized was $11.8 million. We expect to recognize this compensation over a weighted average period of approximately 1.6 years.
We have granted five different types of awards that are outstanding as of December 31, 2017. We have granted stock options and restricted stock awards that are subject to time-based vesting and require continuous employment, typically over a period of four years from the grant date, and we refer to these awards as Time-Based Stock Options and Time-Based Restricted Stock, respectively. We have also granted stock options, restricted stock awards and long-term incentive partnership units, or LTIP units, that vest conditioned on Aimco’s total shareholder return, or TSR, relative to the NAREIT Apartment Index (60% weighting) and the MSCI US REIT Index (40% weighting) over a forward-looking performance period of three years. We refer to these awards as TSR Stock Options, TSR Restricted Stock and TSR LTIP units. Earned TSR-based awards, if any, will vest 50% on each of the third anniversary and fourth anniversary of the grant date, based on continued employment. The term of Time-Based Stock Options and TSR Stock Options is generally ten years from the date of grant.
We recognize compensation cost associated with Time-Based awards ratably over the requisite service periods, which are typically four years. We recognize compensation cost related to the TSR-based awards, which have graded vesting periods, over the requisite service period for each separate vesting tranche of the award, commencing on the grant date. The value of the TSR-based awards take into consideration the probability that the market condition will be achieved; therefore previously recorded compensation cost is not adjusted in the event that the market condition is not achieved and awards do not vest.

Stock Options
During the years ended December 31, 2017 and 2016, we granted TSR Stock Options, and during and prior to the year ended December 31, 2015, we granted Time-Based Stock Options.
The following table summarizes activity for our outstanding stock options, for the years ended December 31, 2017, 2016 and 2015 (numbers of options in thousands):

	2017		2016		2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	675	$29.55	1,394	$30.85	1,640	$28.91
Granted	184	44.07	216	38.73	239	39.05
Exercised	(211)	9.90	(934)	33.61	(484)	28.33
Forfeited	—	—	(1)	29.11	(1)	25.78
Outstanding at end of year	648	$40.08	675	$29.55	1,394	$30.85
Exercisable at end of year	128	$37.59	280	$16.38	1,155	$29.16
The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option. As of December 31, 2017, options outstanding had an aggregate intrinsic value of $2.4 million and a weighted average remaining contractual term of 7.9 years. Options exercisable at December 31, 2017, had an aggregate intrinsic value of $0.8 million and a weighted average remaining contractual term of 6.7 years. The intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015, was $7.1 million, $11.1 million and $5.5 million, respectively.
The weighted average grant date fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $11.39, $9.94 and $6.97 per option, respectively.
Time-Based Restricted Stock Awards
The following table summarizes activity for Time-Based Restricted Stock awards for the years ended December 31, 2017, 2016 and 2015 (numbers of shares in thousands):

	2017		2016		2015
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	249	$33.61	339	$29.96	513	$26.34
Granted	45	44.07	91	40.03	145	39.39
Vested	(134)	32.35	(181)	29.99	(259)	27.54
Forfeited	—	—	—	—	(60)	32.29
Unvested at end of year	160	$37.63	249	$33.61	339	$29.96
The aggregate fair value of shares that vested during the years ended December 31, 2017, 2016 and 2015 was $6.0 million, $7.0 million and $10.4 million, respectively.

TSR Restricted Stock Awards
The following table summarizes activity for TSR Restricted Stock awards for the years ended December 31, 2017, 2016 and 2015 (numbers of shares in thousands):

	2017		2016		2015
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	214	$39.66	123	$39.72	—	$—
Granted	39	46.39	91	39.59	142	39.72
Forfeited	—	—	—	—	(19)	39.72
Unvested at end of year	253	$40.70	214	$39.66	123	$39.72
TSR LTIP Units
The following table summarizes activity for TSR LTIP units for the years ended December 31, 2017 (numbers of units in thousands):

	2017
	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	—	$—
Granted	45	46.21
Unvested at end of year	45	$46.21
Determination of Grant-Date Fair Value of Awards
We estimated the fair value of TSR-based awards granted in 2017, 2016 and 2015 using a Monte Carlo model using the assumptions set forth in the table below.
The risk-free interest rate reflects the annualized yield of a zero coupon U.S. Treasury security with a term equal to the expected term of the option. The expected dividend yield reflects expectations regarding cash dividend amounts per share paid on Aimco’s Common Stock during the expected term of the option. Expected volatility reflects an average of the historical volatility of Aimco’s Common Stock during the historical period commensurate with the expected term of the options that ended on the date of grant, and the implied volatility is calculated from observed call option contracts closest to the expected term. The derived vesting period of TSR Restricted Stock and TSR LTIP units was determined based on the graded vesting terms. The expected term of the TSR-options was based on historical option exercises and post-vesting terminations. The midpoints of our valuation assumptions for the 2017, 2016 and 2015 grants were as follows:

	2017	2016	2015
Grant date market value of a common share	$44.07	$38.73	$39.05
Risk-free interest rate	1.57%	1.15%	1.04%
Dividend yield	3.27%	3.41%	2.87%
Expected volatility	21.33%	21.24%	19.48%
Derived vesting period of TSR Restricted Stock and TSR LTIP units	3.4 years	3.4 years	3.4 years
Weighted average expected term of TSR Stock Options	5.8 years	5.8 years	n/a
The grant date fair value for the Time-Based Restricted Stock awards reflects the closing price of a share of Aimco common stock on the grant date.

Note 9 — Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of the TRS entities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax liabilities:
Real estate and real estate partnership basis differences	$32,032	$72,726
Deferred tax assets:
Net operating, capital and other loss carryforwards	$9,523	$8,873
Accruals and expenses	6,575	7,537
Tax credit carryforwards	73,450	65,559
Management contracts and other	200	300
Total deferred tax assets	89,748	82,269
Valuation allowance	(25,489)	(4,467)
Net deferred tax assets	$32,227	$5,076
In December 2017, the U.S. Congress passed the Tax Cuts and Jobs Act, or the 2017 Act, which is effective for years beginning with 2018. The 2017 Act provides for a reduction in the federal income tax rate. In accordance with GAAP, we revalued our deferred tax assets and liabilities as of December 31, 2017. We have not completed our accounting for the tax effects of enactment of the 2017 Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances, resulting in our recognition of a net tax benefit of $15.9 million.
At December 31, 2017, we had federal and state net operating loss carryforwards, or NOLs, for which the deferred tax asset was approximately $9.5 million, before a valuation allowance of $6.6 million. The NOLs expire in years 2018 to 2033. Subject to certain separate return limitations, we may use these NOLs to offset a portion of state taxable income generated by our TRS entities.
As of December 31, 2017, we had low-income housing and rehabilitation tax credit carryforwards and corresponding deferred tax assets of approximately $73.5 million for income tax purposes that expire in years 2024 to 2037. In light of the lower federal tax rate under the 2017 Act, our TRS entities must generate more taxable income in future years to utilize tax credit carryforwards, which are recorded as deferred tax assets. As a result, during the year ended December 31, 2017, we recognized a partial valuation allowance of $15.4 million against the deferred tax assets associated with low-income housing and rehabilitation tax credit carryforwards.
At December 31, 2017, we had a real estate partnership basis difference of $4.4 million related to the 2017 impairment loss recognized related to the La Jolla Cove property discussed in Note 3, for which we have recognized a full valuation allowance.
A reconciliation of the beginning and ending balance of our unrecognized tax benefits is presented below (in thousands):

	2017	2016	2015
Balance at January 1	$2,286	$2,897	$2,286
Additions (reductions) based on tax positions related to prior years	190	(611)	611
Balance at December 31	$2,476	$2,286	$2,897
Because the statute of limitations has not yet elapsed, our United States federal income tax returns for the year ended December 31, 2013 and subsequent years and certain of our State income tax returns for the year ended December 31, 2013 and subsequent years are currently subject to examination by the IRS or other taxing authorities. If recognized, the unrecognized benefit would affect the effective rate.
In 2014, the IRS initiated an audit of the Aimco Operating Partnership’s 2011 and 2012 tax years. This audit remains in process as of December 31, 2017. We do not believe the audit will have any material effect on our unrecognized tax benefits, financial condition or results of operations.
Our policy is to include any interest and penalties related to income taxes within the income tax line item in our consolidated statements of operations.

In accordance with the accounting requirements for stock-based compensation, we may recognize tax benefits in connection with the exercise of stock options by employees of our TRS entities and the vesting of restricted stock awards. As of December 31, 2017, all cumulative excess tax benefits from employee stock option exercises and vested restricted stock awards had been realized. As further discussed in the Accounting Pronouncements Adopted in the Current Year heading in Note 2, in 2017 we began recognizing the tax effects related to stock-based compensation through earnings in the period the compensation was recognized.
Significant components of the income tax benefit or expense are as follows and are classified within income tax benefit in income before gain on dispositions and gain on dispositions of real estate, net of tax, in our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Current:
Federal (1)	$(938)	$5,038	$1,310
State	525	2,916	1,357
Total current	(413)	7,954	2,667

Deferred:
Federal	(10,908)	(26,173)	(27,382)
State	(3,621)	(623)	(1,052)
Revaluation of deferred taxes due to change in tax rate	(15,894)	—	—
Total deferred	(30,423)	(26,796)	(28,434)
Total benefit	$(30,836)	$(18,842)	$(25,767)
Classification:
Income before gain on dispositions	$(32,126)	$(25,208)	$(27,524)
Gain on dispositions of real estate	$1,290	$6,366	$1,757

(1)
As a result of the 2017 Act, Alternative Minimum Tax credits that are not used will be refunded before 2022, therefore in 2017 we reclassified $2.7 million in AMT credits from deferred tax assets to receivables, which is included in other assets on our consolidated balance sheet, resulting in a net current federal tax benefit.

Consolidated income or loss subject to tax consists of pretax income or loss of our TRS entities and income and gains retained by the REIT. For the years ended December 31, 2017, 2016 and 2015, we had consolidated net loss subject to tax of $55.6 million, net income subject to tax of $109.3 million and net loss subject to tax of $31.3 million, respectively.
The reconciliation of income tax attributable to operations computed at the United States statutory rate to income tax benefit is shown below (dollars in thousands):

	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
Tax (benefit) provision at United States statutory rates on consolidated income or loss subject to tax	$(19,459)	35.0%	$38,257	35.0%	$(10,947)	35.0%
State income tax expense, net of federal tax (benefit) expense	(1,769)	3.2%	7,152	6.5%	(361)	1.2%
Establishment of deferred tax asset related to partnership basis difference (1)	(3,501)	6.3%	—	—%	—	—%
Effect of permanent differences	(1,629)	2.9%	(132)	(0.1)%	(27)	0.1%
Tax effect of intercompany transactions (2)	—	—%	(47,369)	(43.3)%	(1,515)	4.8%
Tax credits	(9,607)	17.3%	(16,750)	(15.3)%	(13,583)	43.4%
Tax reform revaluation (3)	(15,894)	28.6%	—	—%	—	—%
Increase in valuation allowance (4)	21,023	(37.8)%	—	—%	666	(2.1)%
Total income tax benefit	$(30,836)	55.5%	$(18,842)	(17.2)%	$(25,767)	82.4%

(1)
Includes the establishment of a deferred tax asset related to partnership basis difference when it became apparent that it would reverse in the foreseeable future. This deferred tax asset is fully reserved in the valuation allowance described below.

(2)
2016 and 2015 include the effect of intercompany asset transfers between the Aimco Operating Partnership and TRS entities, for which tax was deferred and recognized as the assets affected GAAP income or loss, for example, through depreciation, impairment, or upon the sale of the asset to a third-party. Effective January 1, 2017, we adopted a new accounting standard applicable to intercompany asset transfers. As a result, the accumulated unrecognized deferred tax expense associated with historical intercompany transfers was recognized as a cumulative effect adjustment through retained earnings at that time, as further described in Note 2.

(3)	Reflects revaluation of deferred tax assets and liabilities using the TRS entities’ lower effective tax rates resulting from the 2017 Act.

(4)	Includes a $15.4 million valuation allowance against the deferred tax assets associated with rehabilitation tax credits due to the lower federal tax rate under the 2017 Act.
Income taxes paid totaled approximately $7.4 million, $2.2 million and $2.0 million in the years ended December 31, 2017, 2016 and 2015, respectively.
For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, capital gains, qualified dividends and unrecaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2017, 2016 and 2015, dividends per share held for the entire year were estimated to be taxable as follows:

	2017		2016		2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.75	51.5%	$0.45	34.2%	$0.36	30.2%
Capital gains	0.51	35.7%	0.47	35.4%	0.37	31.3%
Qualified dividends	0.02	1.6%	0.13	9.9%	0.17	14.5%
Unrecaptured Section 1250 gain	0.16	11.2%	0.27	20.5%	0.28	24.0%
	$1.44	100.0%	$1.32	100.0%	$1.18	100.0%
Note 10 — Earnings per Share/Unit
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
Our common stock equivalents and common partnership unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. These equivalents also include unvested TSR Restricted Stock awards that do not meet the definition of participating securities, which would result in the issuance of additional common shares and common partnership units equal to the number of shares that vest. The effect of these securities was dilutive for the years ended December 31, 2017, 2016, and 2015, and accordingly has been included in the denominator for calculating diluted earnings per share and unit during these periods.
Our Time-Based Restricted Stock awards receive dividends similar to shares of Common Stock and common partnership units prior to vesting and our TSR LTIP units receive a percentage of the distributions paid to common partnership units prior to vesting. These dividends and distributions are not forfeited in the event the awards do not vest. Therefore, the unvested restricted shares and units related to these awards are participating securities. The effect of participating securities is included in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. At December 31, 2017, 2016 and 2015, there were 0.2 million, 0.2 million and 0.3 million shares of unvested participating restricted securities, respectively.
As discussed in Note 7, the Aimco Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The Aimco Operating Partnership may redeem these units for cash, or at its option, shares of Common Stock. As of December 31, 2017, these preferred OP Units were potentially redeemable for approximately 2.3 million shares of Common Stock (based on the period end market price), or cash. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations for the periods presented above, and we expect to exclude them in future periods.
Note 11 — Fair Value Measurements
Recurring Fair Value Measurements
We measure at fair value on a recurring basis our investment in the securitization trust that holds certain of our property debt, which we classify as available for sale (AFS) debt securities, and our interest rate swaps, both of which are classified within Level 2 of the GAAP fair value hierarchy.
Our investments classified as AFS are presented within other assets in the accompanying consolidated balance sheets. We hold several positions in the securitization trust that pay interest currently and we also hold the first loss position in the securitization trust, which accrues interest over the term of the investment. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining expected term of the investments, which as of December 31, 2017, was approximately 3.4 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $77.7 million and $72.5 million at December 31, 2017 and 2016, respectively. We estimated the fair value of these investments to be $82.8 million and $76.1 million at December 31, 2017 and 2016, respectively.
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
Certain consolidated partnerships served by our Asset Management business have entered into interest rate swap agreements, which limit exposure to interest rate risk on the partnerships’ debt by effectively converting the interest from a variable rate to a fixed rate. We estimate the fair value of interest rate swaps using an income approach with primarily observable inputs, including information regarding the hedged variable cash flows and forward yield curves relating to the variable interest rates on which the hedged cash flows are based.
The following table sets forth a summary of changes in fair value in the interest rate swaps (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$(3,175)	$(4,938)	$(5,273)
Realized (unrealized) losses included in interest expense	73	(44)	(44)
Realized losses on derecognition of interest rate swaps included in earnings	273	—	—
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	1,207	1,586	1,678
Unrealized (losses) gains included in equity and partners’ capital	(173)	221	(1,299)
Ending balance	$(1,795)	$(3,175)	$(4,938)
Realized losses on derecognition of interest rate swaps included in earnings represents previously unrealized losses related to an interest rate swap to which the partnership owning the final Napico property was a party. We wrote off the accumulated other comprehensive income related to this swap in conjunction with the derecognition of the property’s assets and liabilities as discussed in Note 3.
As of December 31, 2017 and 2016, the remaining interest rate swaps, exclusive of the derecognized Napico interest rate swap, had aggregate notional amounts of $22.0 million and $22.4 million, respectively. As of December 31, 2017, these swaps had a weighted average remaining term of 6.0 years. We have designated these interest rate swaps as cash flow hedges. The fair value of these swaps is presented within accrued liabilities and other related to the Asset Management business within our consolidated balance sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity and partners’ capital to the extent of their effectiveness.
If the forward rates at December 31, 2017, remain constant, we estimate that during the next 12 months, we would reclassify into earnings approximately $0.3 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.26% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.

Fair Value Disclosures
We believe that the carrying values of the consolidated amounts of cash and cash equivalents, receivables and payables approximates their fair value at December 31, 2017 and 2016, due to their relatively short-term nature and high probability of realization. The estimated fair value of total indebtedness associated with our Real Estate portfolio was approximately $3.9 billion and $3.7 billion at December 31, 2017 and 2016, respectively, as compared to carrying amounts of $3.9 billion and $3.6 billion, respectively. The carrying amounts of the non-recourse property debt of the consolidated partnerships served by our Asset Management business approximated its estimated fair value at December 31, 2017 and December 31, 2016. We estimate the fair value of our consolidated debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered apartment communities within our portfolio. We classify the fair value of our consolidated debt within Level 3 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.
Note 12 — Business Segments
During the year ended December 31, 2017, we revised the information regularly reviewed by our chief executive officer, who is our chief operating decision maker, to assess our operating performance. Apartment communities are classified as either part of our Real Estate portfolio or as those owned by partnerships served by our Asset Management business.
Our chief operating decision maker uses proportionate property net operating income to assess the operating performance of our apartment communities. Proportionate property net operating income reflects our share of rental and other property revenues less direct property operating expenses, including real estate taxes, for consolidated apartment communities we own and manage. As of December 31, 2017, for segment performance evaluation, our Real Estate segment included 132 consolidated apartment communities with 36,762 apartment homes and excluded four apartment communities with 142 apartment homes that we neither manage nor consolidate.
As of December 31, 2017, through our Asset Management business we also held nominal ownership positions in consolidated partnerships that own 46 low-income housing tax credit apartment communities with 6,898 apartment homes. Neither the results of operations nor the assets of these partnerships and apartment communities are quantitatively material; therefore, we have one reportable segment, Real Estate. The results of operations for the years ended December 31, 2016 and 2015, and the segment assets as of December 31, 2016, shown below have been revised to reflect the change in our reportable segments.
The following tables present the revenues, net operating income and income before gain on dispositions of our Real Estate segment on a proportionate basis (excluding amounts related to apartment communities sold or classified as held for sale as of December 31, 2017) for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Real Estate	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Year Ended December 31, 2017:
Rental and other property revenues attributable to Real Estate	$854,491	$15,481	$48,176	$918,148
Rental and other property revenues of partnerships served by Asset Management business	—	—	74,046	74,046
Tax credit and transaction revenues	—	—	13,243	13,243
Total revenues	854,491	15,481	135,465	1,005,437
Property operating expenses attributable to Real Estate	265,186	4,887	48,866	318,939
Property operating expenses of partnerships served by Asset Management business	—	—	35,440	35,440
Other operating expenses not allocated to reportable segment (3)	—	—	457,075	457,075
Total operating expenses	265,186	4,887	541,381	811,454
Operating income	589,305	10,594	(405,916)	193,983
Other items included in income before gain on dispositions (4)	—	—	(146,463)	(146,463)
Income before gain on dispositions	$589,305	$10,594	$(552,379)	$47,520

	Real Estate	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Year Ended December 31, 2016:
Rental and other property revenues attributable to Real Estate	$791,587	$28,509	$79,795	$899,891
Rental and other property revenues of partnerships served by Asset Management business	—	—	74,640	74,640
Tax credit and transaction revenues	—	—	21,323	21,323
Total revenues	791,587	28,509	175,758	995,854
Property operating expenses attributable to Real Estate	251,636	8,284	58,037	317,957
Property operating expenses of partnerships served by Asset Management business	—	—	36,956	36,956
Other operating expenses not allocated to reportable segment (3)	—	—	394,145	394,145
Total operating expenses	251,636	8,284	489,138	749,058
Operating income	539,951	20,225	(313,380)	246,796
Other items included in income before gain on dispositions (4)	—	—	(157,313)	(157,313)
Income before gain on dispositions	$539,951	$20,225	$(470,693)	$89,483

	Real Estate	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Year Ended December 31, 2015:
Rental and other property revenues attributable to Real Estate	$737,079	$28,875	$117,066	$883,020
Rental and other property revenues of partnerships served by Asset Management business	—	—	73,934	73,934
Tax credit and transaction revenues	—	—	24,356	24,356
Total revenues	737,079	28,875	215,356	981,310
Property operating expenses attributable to Real Estate	240,789	8,857	74,933	324,579
Property operating expenses of partnerships served by Asset Management business	—	—	37,537	37,537
Other operating expenses not allocated to reportable segment (3)	—	—	362,979	362,979
Total operating expenses	240,789	8,857	475,449	725,095
Operating income	496,290	20,018	(260,093)	256,215
Other items included in income before gain on dispositions (4)	—	—	(164,825)	(164,825)
Income before gain on dispositions	$496,290	$20,018	$(424,918)	$91,390

(1)
Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the results of consolidated apartment communities in our Real Estate segment, which are included in the related consolidated amounts, but excluded from proportionate property net operating income for our segment evaluation.

(2)
Includes the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any, and the operating results of apartment communities owned by consolidated partnerships served by our Asset Management business. Corporate and Amounts Not Allocated to Reportable Segment also includes property management expenses and casualty gains and losses (which are included in consolidated property operating expenses), which are property related items that are not part of our segment performance measure.

(3)
Other operating expenses not allocated to reportable segment consists of depreciation and amortization, general and administrative expenses and other operating expenses including provision for real estate impairment loss, which are not included in our measure of segment performance.

(4)	Other items included in income before gain on dispositions primarily consist of interest expense and income tax benefit.

The assets of our reportable segment and the consolidated assets not allocated to our segment are as follows (in thousands):

	December 31,
	2017	2016
Real Estate	$5,495,069	$5,432,642
Corporate and other assets (1)	583,971	800,176
Total consolidated assets	$6,079,040	$6,232,818

(1)	Includes the assets of consolidated partnerships served by the Asset Management business and apartment communities sold or classified as held for sale as of December 31, 2017.
For the years ended December 31, 2017, 2016 and 2015, capital additions related to our Real Estate segment totaled $338.0 million, $321.0 million and $340.3 million, respectively.
Note 13 — Variable Interest Entities
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
Aimco consolidates the Aimco Operating Partnership, which is a VIE for which Aimco is the primary beneficiary. Aimco, through the Aimco Operating Partnership, consolidates all VIEs for which it is the primary beneficiary.
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
Certain partnerships served by our Asset Management business own interests in low-income housing tax credit apartment communities that are structured to provide for the pass-through of tax credits and tax deductions to their partners and are VIEs. We hold a nominal ownership position in these partnerships, generally one percent or less. As general partner in these partnerships, we are the sole decision maker and we receive fees and other payments in return for the asset management and other services we provide and thus share in the economics of the partnerships, and as such, we are the primary beneficiary of these partnerships. The table below summarizes information regarding VIEs that are consolidated by the Aimco Operating Partnership:

	December 31,
	2017	2016
Real Estate portfolio:
VIEs with interests in apartment communities	14	17
Apartment communities held by VIEs	14	19
Apartment homes in communities held by VIEs	4,321	6,110
Consolidated partnerships served by the Asset Management business:
VIEs with interests in apartment communities	49	50
Apartment communities held by VIEs	37	38
Apartment homes in communities held by VIEs	5,893	6,093

Assets of the Aimco Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the Aimco Operating Partnership. Assets and liabilities of VIEs are summarized in the table below (in thousands):

	December 31,
	2017	2016
Real Estate portfolio:
Assets
Net real estate	$529,898	$897,510
Cash and cash equivalents	16,111	15,877
Restricted cash	4,798	7,981
Liabilities
Non-recourse property debt	412,205	725,061
Accrued liabilities and other	10,623	14,270
Consolidated partnerships served by the Asset Management business:
Assets
Real estate, net	215,580	235,920
Cash and cash equivalents	15,931	14,926
Restricted cash	30,107	32,542
Liabilities
Non-recourse property debt	220,356	229,509
Accrued liabilities and other	20,241	16,934
Note 14 — Unaudited Summarized Consolidated Quarterly Information
Aimco
Aimco’s summarized unaudited consolidated quarterly information for the years ended December 31, 2017 and 2016, is provided below (in thousands, except per share amounts):

	Quarter
2017	First	Second	Third	Fourth
Total revenues	$246,481	$249,092	$254,635	$255,229
Operating income	57,789	59,706	59,205	17,283
Net income	17,155	21,591	22,144	286,189
Net income attributable to Aimco common stockholders	11,491	15,843	17,430	262,097
Net income attributable to Aimco common stockholders per common share - basic	$0.07	$0.10	$0.11	$1.68
Net income attributable to Aimco common stockholders per common share - diluted	$0.07	$0.10	$0.11	$1.67

	Quarter
2016	First	Second	Third	Fourth
Total revenues	$246,239	$251,218	$248,904	$249,493
Operating income	63,534	64,436	58,732	60,094
Net income	29,885	245,953	30,036	177,399
Net income attributable to Aimco common stockholders	23,223	221,382	11,176	162,000
Net income attributable to Aimco common stockholders per common share - basic	$0.15	$1.42	$0.07	$1.04
Net income attributable to Aimco common stockholders per common share - diluted	$0.15	$1.41	$0.07	$1.03

The Aimco Operating Partnership
The Aimco Operating Partnership’s summarized unaudited consolidated quarterly information for the years ended December 31, 2017 and 2016, is provided below (in thousands, except per unit amounts):

	Quarter
2017	First	Second	Third	Fourth
Total revenues	$246,481	$249,092	$254,635	$255,229
Operating income	57,789	59,706	59,205	17,283
Net income	17,155	21,591	22,144	286,189
Net income attributable to the Partnership’s common unitholders	12,047	16,627	18,246	274,380
Net income attributable to the Partnership’s common unitholders per common unit - basic	$0.07	$0.10	$0.11	$1.68
Net income attributable to the Partnership’s common unitholders per common unit - diluted	$0.07	$0.10	$0.11	$1.67

	Quarter
2016	First	Second	Third	Fourth
Total revenues	$246,239	$251,218	$248,904	$249,493
Operating income	63,534	64,436	58,732	60,094
Net income	29,885	245,953	30,036	177,399
Net income attributable to the Partnership’s common unitholders	24,395	232,517	11,368	169,869
Net income attributable to the Partnership’s common unitholders per common unit - basic	$0.15	$1.42	$0.07	$1.04
Net income attributable to the Partnership’s common unitholders per common unit - diluted	$0.15	$1.41	$0.07	$1.03

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(In Thousands Except Apartment Home Data)

								(2)
		(1)				Initial Cost		Cost Capitalized	December 31, 2017
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost	(4)
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Real Estate Segment:
100 Forest Place	High Rise	Dec 1997	Oak Park, IL	1987	234	$2,664	$18,815	$9,965	$2,664	$28,780	$31,444	$(14,718)	$16,726	$—
118-122 West 23rd Street	High Rise	Jun 2012	New York, NY	1987	42	14,985	23,459	6,520	14,985	29,979	44,964	(7,532)	37,432	17,897
173 E. 90th Street	High Rise	May 2004	New York, NY	1910	72	12,066	4,535	7,725	12,066	12,260	24,326	(2,893)	21,433	6,783
182-188 Columbus Avenue	Mid Rise	Feb 2007	New York, NY	1910	32	19,123	3,300	5,282	19,123	8,582	27,705	(3,371)	24,334	14,204
1045 on the Park Apartments Homes	Mid Rise	Jul 2013	Atlanta, GA	2012	30	2,793	6,662	600	2,793	7,262	10,055	(1,116)	8,939	5,750
1582 First Avenue	High Rise	Mar 2005	New York, NY	1900	17	4,281	752	508	4,281	1,260	5,541	(506)	5,035	2,319
21 Fitzsimons	Mid-Rise	Aug 2014	Aurora, CO	2008	600	12,864	104,720	16,930	12,864	121,650	134,514	(13,639)	120,875	47,097
234 East 88th Street	Mid-Rise	Jan 2014	New York, NY	1900	20	2,448	4,449	755	2,448	5,204	7,652	(875)	6,777	3,296
236-238 East 88th Street	High Rise	Jan 2004	New York, NY	1900	43	8,820	2,914	2,051	8,820	4,965	13,785	(1,835)	11,950	11,122
237-239 Ninth Avenue	High Rise	Mar 2005	New York, NY	1900	36	8,495	1,866	3,235	8,495	5,101	13,596	(2,428)	11,168	5,664
240 West 73rd Street, LLC	High Rise	Sep 2004	New York, NY	1900	200	68,109	12,140	11,586	68,109	23,726	91,835	(9,215)	82,620	—
2900 on First Apartments	Mid Rise	Oct 2008	Seattle, WA	1989	135	19,070	17,518	33,024	19,070	50,542	69,612	(21,502)	48,110	14,218
306 East 89th Street	High Rise	Jul 2004	New York, NY	1930	20	2,680	1,006	1,088	2,680	2,094	4,774	(734)	4,040	1,891
311 & 313 East 73rd Street	Mid Rise	Mar 2003	New York, NY	1904	34	5,678	1,609	417	5,678	2,026	7,704	(1,365)	6,339	3,993
322-324 East 61st Street	High Rise	Mar 2005	New York, NY	1900	40	6,372	2,224	1,476	6,372	3,700	10,072	(1,618)	8,454	3,478
3400 Avenue of the Arts	Mid Rise	Mar 2002	Costa Mesa, CA	1987	770	57,241	65,506	79,189	57,241	144,695	201,936	(84,070)	117,866	148,926
452 East 78th Street	High Rise	Jan 2004	New York, NY	1900	12	1,982	608	539	1,982	1,147	3,129	(443)	2,686	2,600
464-466 Amsterdam & 200-210 W. 83rd Street	Mid Rise	Feb 2007	New York, NY	1910	71	25,553	7,101	5,641	25,553	12,742	38,295	(5,569)	32,726	20,933
510 East 88th Street	High Rise	Jan 2004	New York, NY	1900	20	3,163	1,002	599	3,163	1,601	4,764	(567)	4,197	2,785
514-516 East 88th Street	High Rise	Mar 2005	New York, NY	1900	36	6,282	2,168	1,319	6,282	3,487	9,769	(1,460)	8,309	3,770
518 East 88th Street	Mid-Rise	Jan 2014	New York, NY	1900	20	2,233	4,315	572	2,233	4,887	7,120	(868)	6,252	2,855
707 Leahy	Garden	Apr 2007	Redwood City, CA	1973	110	15,444	7,909	6,581	15,444	14,490	29,934	(6,901)	23,033	8,930
865 Bellevue	Garden	Jul 2000	Nashville, TN	1972	326	3,562	12,037	22,966	3,562	35,003	38,565	(21,942)	16,623	16,828
All Hallows	Garden	Jan 2006	San Francisco, CA	1976	157	1,338	29,770	21,530	1,338	51,300	52,638	(32,886)	19,752	21,512
Axiom Apartment Homes	Mid Rise	Apr 2015	Cambridge, MA	2015	115	—	63,612	2,006	—	65,618	65,618	(6,386)	59,232	33,677
Bank Lofts	High Rise	Apr 2001	Denver, CO	1920	125	3,525	9,045	4,425	3,525	13,470	16,995	(6,845)	10,150	10,722
Bay Parc	High Rise	Sep 2004	Miami, FL	2000	474	22,680	41,847	27,069	22,680	68,916	91,596	(18,431)	73,165	43,045
Bay Ridge at Nashua	Garden	Jan 2003	Nashua, NH	1984	412	3,262	40,713	15,881	3,262	56,594	59,856	(22,065)	37,791	—
Bayberry Hill Estates	Garden	Aug 2002	Framingham, MA	1971	424	19,944	35,945	17,864	19,944	53,809	73,753	(24,945)	48,808	30,710
Bayview	Garden	Jun 2005	San Francisco, CA	1976	146	582	15,265	18,447	582	33,712	34,294	(23,433)	10,861	11,133
Bluffs at Pacifica, The	Garden	Oct 2006	Pacifica, CA	1963	64	8,108	4,132	19,367	8,108	23,499	31,607	(11,739)	19,868	—
Boston Lofts	High Rise	Apr 2001	Denver, CO	1890-01-01	158	3,446	20,589	5,257	3,446	25,846	29,292	(13,192)	16,100	15,663
Boulder Creek	Garden	Jul 1994	Boulder, CO	1973	221	754	7,730	20,443	754	28,173	28,927	(18,728)	10,199	4,289
Broadcast Center	Garden	Mar 2002	Los Angeles, CA	1990	279	29,407	41,244	20,096	29,407	61,340	90,747	(28,704)	62,043	55,920
Broadway Lofts	High Rise	Sep 2012	San Diego, CA	1909	84	5,367	14,442	3,531	5,367	17,973	23,340	(3,516)	19,824	11,755
Burke Shire Commons	Garden	Mar 2001	Burke, VA	1986	360	4,867	23,617	16,505	4,867	40,122	44,989	(22,116)	22,873	38,703
Calhoun Beach Club	High Rise	Dec 1998	Minneapolis, MN	1928	332	11,708	73,334	65,235	11,708	138,569	150,277	(75,654)	74,623	43,292
Canyon Terrace	Garden	Mar 2002	Saugus, CA	1984	130	7,508	6,601	5,453	7,508	12,054	19,562	(7,037)	12,525	9,285
Cedar Rim	Garden	Apr 2000	Newcastle, WA	1980	104	761	5,218	11,587	761	16,805	17,566	(13,464)	4,102	6,979
Charlesbank Apartment Homes	Mid Rise	Sep 2013	Watertown, MA	2012	44	3,399	11,726	702	3,399	12,428	15,827	(1,897)	13,930	7,890
Chestnut Hall	High Rise	Oct 2006	Philadelphia, PA	1923	315	12,338	14,299	9,990	12,338	24,289	36,627	(11,182)	25,445	37,443

								(2)
		(1)				Initial Cost		Cost Capitalized	December 31, 2017
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost	(4)
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Chestnut Hill Village	Garden	Apr 2000	Philadelphia, PA	1963	821	6,469	49,316	42,678	6,469	91,994	98,463	(56,047)	42,416	73,566
Chimneys of Cradle Rock	Garden	Jun 2004	Columbia, MD	1979	198	2,040	8,108	1,005	2,040	9,113	11,153	(3,814)	7,339	15,021
Columbus Avenue	Mid Rise	Sep 2003	New York, NY	1880-01-01	59	35,527	9,450	8,604	35,527	18,054	53,581	(9,266)	44,315	25,778
Creekside	Garden	Jan 2000	Denver, CO	1974	328	3,189	12,698	6,879	3,189	19,577	22,766	(12,738)	10,028	11,570
Crescent at West Hollywood, The	Mid Rise	Mar 2002	West Hollywood, CA	1985	130	15,765	10,215	9,096	15,765	19,311	35,076	(12,693)	22,383	—
Elm Creek	Mid Rise	Dec 1997	Elmhurst, IL	1987	400	8,987	30,878	31,161	8,987	62,039	71,026	(30,121)	40,905	52,349
Evanston Place	High Rise	Dec 1997	Evanston, IL	1990	190	3,232	25,546	13,094	3,232	38,640	41,872	(17,535)	24,337	—
Farmingdale	Mid Rise	Oct 2000	Darien, IL	1975	240	11,763	15,174	9,514	11,763	24,688	36,451	(12,231)	24,220	13,774
Flamingo Towers	High Rise	Sep 1997	Miami Beach, FL	1960	1,305	32,427	48,808	317,464	32,427	366,272	398,699	(160,620)	238,079	105,371
Four Quarters Habitat	Garden	Jan 2006	Miami, FL	1976	336	2,379	17,199	27,711	2,379	44,910	47,289	(24,508)	22,781	4,624
Foxchase	Garden	Dec 1997	Alexandria, VA	1940	2,113	15,496	96,062	43,269	15,496	139,331	154,827	(79,714)	75,113	228,636
Georgetown	Garden	Aug 2002	Framingham, MA	1964	207	12,351	13,168	3,280	12,351	16,448	28,799	(7,575)	21,224	—
Georgetown II	Mid Rise	Aug 2002	Framingham, MA	1958	72	4,577	4,057	1,642	4,577	5,699	10,276	(3,128)	7,148	—
Heritage Park Escondido	Garden	Oct 2000	Escondido, CA	1986	196	1,055	7,565	2,284	1,055	9,849	10,904	(6,589)	4,315	6,377
Heritage Park Livermore	Garden	Oct 2000	Livermore, CA	1988	167	—	10,209	1,889	—	12,098	12,098	(7,854)	4,244	6,603
Heritage Village Anaheim	Garden	Oct 2000	Anaheim, CA	1986	196	1,832	8,541	1,985	1,832	10,526	12,358	(6,665)	5,693	7,741
Hidden Cove	Garden	Jul 1998	Escondido, CA	1983	334	3,043	17,616	10,386	3,043	28,002	31,045	(15,425)	15,620	33,765
Hidden Cove II	Garden	Jul 2007	Escondido, CA	1986	118	12,849	6,530	5,093	12,849	11,623	24,472	(5,362)	19,110	13,684
Hillcreste	Garden	Mar 2002	Century City, CA	1989	315	35,862	47,216	12,220	35,862	59,436	95,298	(26,131)	69,167	64,958
Hillmeade	Garden	Nov 1994	Nashville, TN	1986	288	2,872	16,070	19,270	2,872	35,340	38,212	(19,327)	18,885	27,866
Horizons West Apartments	Mid Rise	Dec 2006	Pacifica, CA	1970	78	8,887	6,377	2,298	8,887	8,675	17,562	(4,167)	13,395	14,046
Hunt Club	Garden	Sep 2000	Gaithersburg, MD	1986	336	17,859	13,149	13,136	17,859	26,285	44,144	(14,636)	29,508	—
Hyde Park Tower	High Rise	Oct 2004	Chicago, IL	1990	155	4,731	14,927	11,493	4,731	26,420	31,151	(7,939)	23,212	12,926
Indian Oaks	Garden	Mar 2002	Simi Valley, CA	1986	254	24,523	15,801	8,551	24,523	24,352	48,875	(11,896)	36,979	28,163
Indigo	High Rise	Aug 2016	Redwood City, CA	2016	463	26,932	296,116	878	26,932	296,994	323,926	(14,249)	309,677	141,411
Island Club	Garden	Oct 2000	Oceanside, CA	1986	592	18,027	28,654	15,611	18,027	44,265	62,292	(28,228)	34,064	56,392
Key Towers	High Rise	Apr 2001	Alexandria, VA	1964	140	1,526	7,050	7,355	1,526	14,405	15,931	(11,077)	4,854	—
Lakeside	Garden	Oct 1999	Lisle, IL	1972	568	5,840	27,937	22,369	5,840	50,306	56,146	(32,466)	23,680	25,709
La Salle	Garden	Oct 2000	San Francisco, CA	1976	145	1,866	19,567	19,145	1,866	38,712	40,578	(28,312)	12,266	17,052
Latrobe	High Rise	Jan 2003	Washington, DC	1980	175	3,459	9,103	13,498	3,459	22,601	26,060	(12,042)	14,018	27,356
Laurel Crossing	Garden	Jan 2006	San Mateo, CA	1971	418	49,474	17,756	14,730	49,474	32,486	81,960	(16,074)	65,886	72,788
Lincoln Place (5)	Garden	Oct 2004	Venice, CA	1951	795	128,332	10,439	334,559	44,197	344,998	389,195	(95,770)	293,425	191,039
Lodge at Chattahoochee, The	Garden	Oct 1999	Sandy Springs, GA	1970	312	2,335	16,370	16,477	2,335	32,847	35,182	(21,310)	13,872	19,775
Malibu Canyon	Garden	Mar 2002	Calabasas, CA	1986	698	69,834	53,438	32,597	69,834	86,035	155,869	(41,216)	114,653	107,643
Maple Bay	Garden	Dec 1999	Virginia Beach, VA	1971	414	2,597	16,141	18,032	2,597	34,173	36,770	(22,497)	14,273	—
Mariner's Cove	Garden	Mar 2002	San Diego, CA	1984	500	—	66,861	9,980	—	76,841	76,841	(36,154)	40,687	—
Meadow Creek	Garden	Jul 1994	Boulder, CO	1968	332	1,435	24,533	8,739	1,435	33,272	34,707	(17,699)	17,008	41,229
Merrill House	High Rise	Jan 2000	Falls Church, VA	1964	159	1,836	10,831	8,031	1,836	18,862	20,698	(10,460)	10,238	—
Mezzo	High Rise	Mar 2015	Atlanta, GA	2008	94	4,292	34,178	1,039	4,292	35,217	39,509	(4,115)	35,394	24,002
Monterey Grove	Garden	Jun 2008	San Jose, CA	1999	224	34,325	21,939	7,585	34,325	29,524	63,849	(11,678)	52,171	—
Ocean House on Prospect	Mid Rise	Apr 2013	La Jolla, CA	1970	53	12,528	18,805	14,936	12,528	33,741	46,269	(4,584)	41,685	13,191
One Canal	High Rise	Sep 2013	Boston, MA	2016	310	—	15,873	178,996	—	194,869	194,869	(12,378)	182,491	112,037
Pacific Bay Vistas (5)	Garden	Mar 2001	San Bruno, CA	1987	308	28,694	62,460	37,025	23,354	99,485	122,839	(28,511)	94,328	68,704
Pacifica Park	Garden	Jul 2006	Pacifica, CA	1977	104	12,970	6,579	7,766	12,970	14,345	27,315	(5,667)	21,648	11,195
Palazzo at Park La Brea, The	Mid Rise	Feb 2004	Los Angeles, CA	2002	521	48,362	125,464	40,851	48,362	166,315	214,677	(72,351)	142,326	170,000
Palazzo East at Park La Brea, The	Mid Rise	Mar 2005	Los Angeles, CA	2005	611	72,578	136,503	16,160	72,578	152,663	225,241	(66,415)	158,826	111,494
Parc Mosaic	Garden	Dec 2014	Boulder, CO	1970	140	15,300	—	11,748	15,300	11,748	27,048	—	27,048	—
Park Towne Place	High Rise	Apr 2000	Philadelphia, PA	1959	942	10,472	47,301	303,898	10,472	351,199	361,671	(91,256)	270,415	—

								(2)
		(1)				Initial Cost		Cost Capitalized	December 31, 2017
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost	(4)
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Pathfinder Village	Garden	Jan 2006	Fremont, CA	1973	246	19,595	14,838	14,497	19,595	29,335	48,930	(12,384)	36,546	38,136
Peachtree Park	Garden	Jan 1996	Atlanta, GA	1969	303	4,684	11,713	13,347	4,684	25,060	29,744	(15,621)	14,123	1,337
Plantation Gardens	Garden	Oct 1999	Plantation, FL	1971	372	3,773	19,443	24,563	3,773	44,006	47,779	(25,406)	22,373	—
Post Ridge	Garden	Jul 2000	Nashville, TN	1972	150	1,883	6,712	5,120	1,883	11,832	13,715	(7,856)	5,859	5,218
Preserve at Marin	Mid Rise	Aug 2011	Corte Madera, CA	1964	126	18,179	30,132	83,631	18,179	113,763	131,942	(19,787)	112,155	37,034
Ravensworth Towers	High Rise	Jun 2004	Annandale, VA	1974	219	3,455	17,157	3,639	3,455	20,796	24,251	(13,849)	10,402	20,789
River Club,The	Garden	Apr 2005	Edgewater, NJ	1998	266	30,579	30,638	6,689	30,579	37,327	67,906	(15,673)	52,233	—
Riverloft	High Rise	Oct 1999	Philadelphia, PA	1910	184	2,120	11,286	30,432	2,120	41,718	43,838	(21,471)	22,367	9,378
Rosewood	Garden	Mar 2002	Camarillo, CA	1976	152	12,430	8,060	4,081	12,430	12,141	24,571	(6,385)	18,186	16,095
Royal Crest Estates	Garden	Aug 2002	Warwick, RI	1972	492	22,433	24,095	4,309	22,433	28,404	50,837	(18,569)	32,268	—
Royal Crest Estates	Garden	Aug 2002	Nashua, NH	1970	902	68,230	45,562	13,521	68,230	59,083	127,313	(38,506)	88,807	—
Royal Crest Estates	Garden	Aug 2002	Marlborough, MA	1970	473	25,178	28,786	11,388	25,178	40,174	65,352	(24,315)	41,037	30,841
Royal Crest Estates	Garden	Aug 2002	North Andover, MA	1970	588	51,292	36,808	24,271	51,292	61,079	112,371	(32,966)	79,405	42,110
Savannah Trace	Garden	Mar 2001	Shaumburg, IL	1986	368	13,960	20,731	11,147	13,960	31,878	45,838	(15,939)	29,899	23,202
Saybrook Pointe	Garden	Dec 2014	San Jose, CA	1995	324	32,842	84,457	19,633	32,842	104,090	136,932	(9,681)	127,251	63,540
Shoreview	Garden	Oct 1999	San Francisco, CA	1976	156	1,476	19,071	20,752	1,476	39,823	41,299	(30,085)	11,214	18,461
Shenandoah Crossing	Garden	Sep 2000	Fairfax, VA	1984	640	18,200	57,198	24,350	18,200	81,548	99,748	(53,306)	46,442	59,748
Springwoods at Lake Ridge	Garden	Jul 2002	Woodbridge, VA	1984	180	5,587	7,284	3,069	5,587	10,353	15,940	(4,160)	11,780	—
St. George Villas	Garden	Jan 2006	St. George, SC	1984	40	107	1,025	400	107	1,425	1,532	(1,218)	314	336
Sterling Apartment Homes, The	Garden	Oct 1999	Philadelphia, PA	1961	534	8,871	55,365	117,562	8,871	172,927	181,798	(70,455)	111,343	146,650
Stone Creek Club	Garden	Sep 2000	Germantown, MD	1984	240	13,593	9,347	7,230	13,593	16,577	30,170	(11,902)	18,268	—
Timbers at Long Reach Apartment Homes	Garden	Apr 2005	Columbia, MD	1979	178	2,430	12,181	1,283	2,430	13,464	15,894	(7,340)	8,554	12,405
Towers Of Westchester Park, The	High Rise	Jan 2006	College Park, MD	1972	303	15,198	22,029	12,858	15,198	34,887	50,085	(16,965)	33,120	23,836
Township At Highlands	Town Home	Nov 1996	Centennial, CO	1985	161	1,536	9,773	8,471	1,536	18,244	19,780	(11,272)	8,508	13,965
Tremont	Mid Rise	Dec 2014	Atlanta, GA	2009	78	5,274	18,011	2,335	5,274	20,346	25,620	(2,258)	23,362	—
Twin Lake Towers	High Rise	Oct 1999	Westmont, IL	1969	399	3,268	18,763	36,186	3,268	54,949	58,217	(40,894)	17,323	29,851
Vantage Pointe	Mid Rise	Aug 2002	Swampscott, MA	1987	96	4,748	10,089	1,663	4,748	11,752	16,500	(4,853)	11,647	3,385
Villa Del Sol	Garden	Mar 2002	Norwalk, CA	1972	120	7,476	4,861	4,040	7,476	8,901	16,377	(4,628)	11,749	10,813
Villas at Park La Brea, The	Garden	Mar 2002	Los Angeles, CA	2002	250	8,630	48,871	7,116	8,630	55,987	64,617	(27,703)	36,914	14,477
Villas of Pasadena	Mid Rise	Jan 2006	Pasadena, CA	1973	92	9,693	6,818	3,963	9,693	10,781	20,474	(3,740)	16,734	9,299
Vivo	High Rise	Jun 2015	Cambridge, MA	2015	91	6,450	35,974	5,089	6,450	41,063	47,513	(5,853)	41,660	20,796
Waterford Village	Garden	Aug 2002	Bridgewater, MA	1971	588	29,110	28,101	5,644	29,110	33,745	62,855	(24,149)	38,706	36,024
Waterways Village	Garden	Jun 1997	Aventura, FL	1994	180	4,504	11,064	13,340	4,504	24,404	28,908	(10,804)	18,104	13,456
Waverly Apartments	Garden	Aug 2008	Brighton, MA	1970	103	7,920	11,347	5,912	7,920	17,259	25,179	(5,740)	19,439	11,770
Wexford Village	Garden	Aug 2002	Worcester, MA	1974	264	6,349	17,939	2,595	6,349	20,534	26,883	(11,885)	14,998	—
Willow Bend	Garden	May 1998	Rolling Meadows, IL	1969	328	2,717	15,437	22,524	2,717	37,961	40,678	(26,029)	14,649	33,838
Windrift	Garden	Mar 2001	Oceanside, CA	1987	404	24,960	17,590	19,948	24,960	37,538	62,498	(21,906)	40,592	39,408
Windsor Park	Garden	Mar 2001	Woodbridge, VA	1987	220	4,279	15,970	5,686	4,279	21,656	25,935	(12,356)	13,579	17,338
Yacht Club at Brickell	High Rise	Dec 2003	Miami, FL	1998	357	31,362	32,214	13,762	31,362	45,976	77,338	(15,954)	61,384	45,303
Yorktown Apartments	High Rise	Dec 1999	Lombard, IL	1971	364	3,055	18,162	50,494	3,055	68,656	71,711	(23,943)	47,768	29,010
Other (6)					—	75,903	10,474	7,948	40,022	18,422	58,444	(6,675)	51,769	—
Total Real Estate Segment					36,249	1,878,960	3,249,698	2,924,451	1,753,604	6,174,149	7,927,753	(2,522,358)	5,405,395	3,563,041

Asset Management Business:
Arvada House	High Rise	Nov 2004	Arvada, CO	1977	88	405	3,314	2,475	405	5,789	6,194	(3,174)	3,020	3,806
Beacon Hill	High Rise	Mar 2002	Hillsdale, MI	1980	198	1,094	7,044	6,271	1,094	13,315	14,409	(7,607)	6,802	6,512
Biltmore Towers	High Rise	Mar 2002	Dayton, OH	1980	230	1,814	6,411	13,688	1,814	20,099	21,913	(14,027)	7,886	9,863
Butternut Creek	Mid Rise	Jan 2006	Charlotte, MI	1980	100	505	3,617	4,163	505	7,780	8,285	(6,461)	1,824	4,042

								(2)
		(1)				Initial Cost		Cost Capitalized	December 31, 2017
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost	(4)
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Carriage House	Mid Rise	Dec 2006	Petersburg, VA	1885-01-01	118	716	2,886	4,173	716	7,059	7,775	(4,390)	3,385	1,767
Copperwood Apartments I	Garden	Apr 2006	The Woodlands, TX	1980	150	383	8,373	6,182	383	14,555	14,938	(12,789)	2,149	4,969
Copperwood Apartments II	Garden	Oct 2005	The Woodlands, TX	1981	150	459	5,553	3,890	459	9,443	9,902	(6,160)	3,742	5,126
Country Club Heights	Garden	Mar 2004	Quincy, IL	1976	200	676	5,715	5,444	676	11,159	11,835	(6,957)	4,878	5,252
Crevenna Oaks	Town Home	Jan 2006	Burke, VA	1979	50	—	5,203	616	—	5,819	5,819	(3,686)	2,133	2,136
Fountain Place	Mid Rise	Jan 2006	Connersville, IN	1980	102	378	2,091	3,427	378	5,518	5,896	(2,725)	3,171	816
Hopkins Village	Mid Rise	Sep 2003	Baltimore, MD	1979	165	549	5,973	3,527	549	9,500	10,049	(4,799)	5,250	9,100
Ingram Square	Garden	Jan 2006	San Antonio, TX	1980	120	800	3,136	6,057	800	9,193	9,993	(6,468)	3,525	2,980
Kirkwood House	High Rise	Sep 2004	Baltimore, MD	1979	261	1,337	9,358	9,572	1,337	18,930	20,267	(10,453)	9,814	16,000
La Vista	Garden	Jan 2006	Concord, CA	1981	75	581	4,449	4,835	581	9,284	9,865	(4,793)	5,072	4,723
Loring Towers	High Rise	Oct 2002	Minneapolis, MN	1975	230	886	7,445	9,213	886	16,658	17,544	(9,269)	8,275	9,225
Loring Towers Apartments	High Rise	Sep 2003	Salem, MA	1973	250	187	14,050	8,738	187	22,788	22,975	(12,437)	10,538	9,622
New Baltimore	Mid Rise	Mar 2002	New Baltimore, MI	1980	101	896	2,360	5,404	896	7,764	8,660	(4,999)	3,661	1,887
Northpoint	Garden	Jan 2000	Chicago, IL	1921	304	2,510	14,334	16,358	2,510	30,692	33,202	(23,479)	9,723	17,170
Panorama Park	Garden	Mar 2002	Bakersfield, CA	1982	66	521	5,520	1,324	521	6,844	7,365	(4,299)	3,066	1,558
Park Place	Mid Rise	Jun 2005	St Louis, MO	1977	242	705	6,327	8,557	705	14,884	15,589	(11,702)	3,887	8,065
Parkways, The	Garden	Jun 2004	Chicago, IL	1925	446	3,426	23,257	23,186	3,426	46,443	49,869	(29,364)	20,505	14,892
Pleasant Hills	Garden	Apr 2005	Austin, TX	1982	100	1,229	2,631	4,322	1,229	6,953	8,182	(4,581)	3,601	2,841
Plummer Village	Mid Rise	Mar 2002	North Hills, CA	1983	75	666	2,647	1,394	666	4,041	4,707	(3,069)	1,638	2,226
Riverwoods	High Rise	Jan 2006	Kankakee, IL	1983	125	598	4,931	3,834	598	8,765	9,363	(4,467)	4,896	3,412
Round Barn Manor	Garden	Mar 2002	Champaign, IL	1979	156	810	5,134	6,086	810	11,220	12,030	(5,222)	6,808	3,774
San Jose Apartments	Garden	Sep 2005	San Antonio, TX	1970	220	234	5,770	12,543	234	18,313	18,547	(11,656)	6,891	4,154
San Juan Del Centro	Mid Rise	Sep 2005	Boulder, CO	1971	150	439	7,110	12,694	439	19,804	20,243	(12,108)	8,135	11,389
South Bay Villa	Garden	Mar 2002	Los Angeles, CA	1981	80	1,352	2,770	3,944	1,352	6,714	8,066	(5,716)	2,350	2,622
Summit Oaks	Town Home	Jan 2006	Burke, VA	1980	50	—	5,311	631	—	5,942	5,942	(3,571)	2,371	2,113
Tamarac Pines Apartments I	Garden	Nov 2004	Woodlands, TX	1980	144	363	2,775	3,828	363	6,603	6,966	(4,287)	2,679	3,483
Tamarac Pines Apartments II	Garden	Nov 2004	Woodlands, TX	1980	156	266	3,195	4,363	266	7,558	7,824	(4,863)	2,961	3,774
Terry Manor	Mid Rise	Oct 2005	Los Angeles, CA	1977	170	1,997	5,848	5,441	1,997	11,289	13,286	(9,346)	3,940	5,960
Tompkins Terrace	Garden	Oct 2002	Beacon, NY	1974	193	872	6,827	14,918	872	21,745	22,617	(12,629)	9,988	6,318
Van Nuys Apartments	High Rise	Mar 2002	Los Angeles, CA	1981	299	3,576	21,226	23,955	3,576	45,181	48,757	(23,501)	25,256	23,531
Walnut Hills	High Rise	Jan 2006	Cincinnati, OH	1983	198	820	5,608	6,000	820	11,608	12,428	(6,847)	5,581	4,799
Washington Square West	Mid Rise	Sep 2004	Philadelphia, PA	1982	132	582	11,169	5,479	582	16,648	17,230	(12,146)	5,084	3,298
Whitefield Place	Garden	Apr 2005	San Antonio, TX	1980	80	219	3,151	2,445	219	5,596	5,815	(3,681)	2,134	1,932
Winter Gardens	High Rise	Mar 2004	St Louis, MO	1920	112	300	3,072	4,973	300	8,045	8,345	(3,261)	5,084	3,132
Woodland Hills	Garden	Oct 2005	Jackson, MI	1980	125	320	3,875	4,237	320	8,112	8,432	(5,262)	3,170	3,105
Total Asset Management Business					6,211	33,471	249,466	268,187	33,471	517,653	551,124	(326,251)	224,873	231,374
Total					42,460	$1,912,431	$3,499,164	$3,192,638	$1,787,075	$6,691,802	$8,478,877	$(2,848,609)	$5,630,268	$3,794,415

(1) Date we acquired the apartment community or first consolidated the partnership that owns the apartment community.
(2) Includes costs capitalized since acquisition or date of initial consolidation of the partnership/apartment community.
(3) The aggregate cost of land and depreciable property for federal income tax purposes was approximately $3.7 billion at December 31, 2017.
(4) Encumbrances are presented before reduction for debt issuance costs.
(5) The current carrying value of the apartment community reflects an impairment loss recognized during prior periods.
(6) Other includes land parcels and certain non-residential properties held for future development. The current carrying value of land reflects an impairment loss recognized during the current period.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2017, 2016 and 2015
(In Thousands)

	2017	2016	2015
Real Estate Segment
Real Estate balance at beginning of year	$7,931,117	$7,744,894	$7,577,031
Additions during the year:
Acquisitions	16,687	333,174	147,077
Capital additions	345,974	329,697	355,569
Deductions during the year:
Casualty and other write-offs (1)	(106,590)	(170,744)	(66,844)
Impairment of real estate	(35,881)	—	—
Amounts related to assets held for sale	(38,208)	—	(7,036)
Sales	(185,346)	(305,904)	(260,903)
Real Estate balance at end of year	$7,927,753	$7,931,117	$7,744,894

Accumulated Depreciation balance at beginning of year	$2,421,357	$2,488,448	$2,393,292
Additions during the year:
Depreciation	320,870	287,661	262,235
Deductions during the year:
Casualty and other write-offs (1)	(106,521)	(169,098)	(66,246)
Amounts related to assets held for sale	(20,383)	—	(4,427)
Sales	(92,965)	(185,654)	(96,406)
Accumulated depreciation balance at end of year	$2,522,358	$2,421,357	$2,488,448

Asset Management Business
Real Estate balance at beginning of year	$555,049	$562,589	$567,927
Additions during the year:
Capital additions	8,255	8,909	7,379
Deductions during the year:
Casualty and other write-offs (2)	(1,711)	(2,116)	(12,717)
Amounts related to assets held for sale	—	(2,801)	—
Sales	(10,469)	(11,532)	—
Real Estate balance at end of year	$551,124	$555,049	$562,589

Accumulated Depreciation balance at beginning of year	$309,401	$289,574	$278,887
Additions during the year:
Depreciation	24,090	24,704	23,279
Deductions during the year:
Casualty and other write-offs (2)	(2,480)	(68)	(12,592)
Amounts related to assets held for sale	—	(1,525)	—
Sales	(4,760)	(3,284)	—
Accumulated depreciation balance at end of year	$326,251	$309,401	$289,574

(1)	Includes the write-off of fully depreciated assets totaling $106.4 million, $167.9 million and $65.1 million, during the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	Includes the write-off of fully depreciated assets totaling $1.8 million and $11.8 million, during the years ended December 31, 2017 and 2015, respectively.