Form 10-Q
period 2018-03-31
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2018-05-08
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

_______________________________________________________
The number of shares of Apartment Investment and Management Company
Class A Common Stock outstanding as of May 7, 2018: 157,350,160
The number of AIMCO Properties, L.P. Partnership Common Units outstanding as of May 7, 2018: 166,414,325

EXPLANATORY NOTE
This filing combines the reports on Form 10-Q for the quarterly period ended March 31, 2018, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean, collectively, Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of, and as of March 31, 2018, owned a 95.4% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 4.6% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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
Equity, partners’ capital and noncontrolling interests are the main areas of difference between the condensed consolidated financial statements of Aimco and those of the Aimco Operating Partnership. Interests in the Aimco Operating Partnership held by entities other than Aimco, which we refer to as OP Units, are classified within partners’ capital in the Aimco Operating Partnership’s financial statements and as noncontrolling interests in Aimco’s financial statements.
To help investors understand the differences between Aimco and the Aimco Operating Partnership, this report provides: separate condensed consolidated financial statements for Aimco and the Aimco Operating Partnership; a single set of condensed consolidated notes to such financial statements that includes separate discussions of each entity’s stockholders’ equity or partners’ capital, as applicable; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity, where appropriate.
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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Buildings and improvements	$6,349,549	$6,174,149
Land	1,761,238	1,753,604
Total real estate	8,110,787	7,927,753
Accumulated depreciation	(2,596,457)	(2,522,358)
Net real estate	5,514,330	5,405,395
Cash and cash equivalents	51,894	60,498
Restricted cash	38,999	34,827
Other assets	371,152	272,739
Assets held for sale	—	17,959
Assets of partnerships served by Asset Management business:
Real estate, net	220,408	224,873
Cash and cash equivalents	18,374	16,288
Restricted cash	29,764	30,928
Other assets	10,369	15,533
Total assets	$6,255,290	$6,079,040

LIABILITIES AND EQUITY
Non-recourse property debt secured by Real Estate communities, net	$3,700,979	$3,545,109
Term loan, net	249,729	249,501
Revolving credit facility borrowings	78,635	67,160
Total indebtedness associated with Real Estate portfolio	4,029,343	3,861,770
Accrued liabilities and other	207,202	200,540
Liabilities of partnerships served by Asset Management business:
Non-recourse property debt, net	225,502	227,141
Accrued liabilities and other	17,404	19,812
Deferred income	11,814	12,487
Total liabilities	4,491,265	4,321,750
Preferred noncontrolling interests in Aimco Operating Partnership	101,378	101,537
Commitments and contingencies (Note 4)
Equity:
Perpetual Preferred Stock	125,000	125,000
Common Stock, $0.01 par value, 500,787,260 shares authorized, 157,326,117 and 157,189,447 shares issued/outstanding at March 31, 2018 and December 31, 2017, respectively	1,573	1,572
Additional paid-in capital	3,885,279	3,900,042
Accumulated other comprehensive income	3,544	3,603
Distributions in excess of earnings	(2,345,206)	(2,367,073)
Total Aimco equity	1,670,190	1,663,144
Noncontrolling interests in consolidated real estate partnerships	(2,755)	(1,716)
Common noncontrolling interests in Aimco Operating Partnership	(4,788)	(5,675)
Total equity	1,662,647	1,655,753
Total liabilities and equity	$6,255,290	$6,079,040

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
REVENUES
Rental and other property revenues attributable to Real Estate	$225,393	$225,228
Rental and other property revenues of partnerships served by Asset Management business	18,808	18,562
Tax credit and transaction revenues	3,519	2,691
Total revenues	247,720	246,481

OPERATING EXPENSES
Property operating expenses attributable to Real Estate	78,287	79,626
Property operating expenses of partnerships served by Asset Management business	9,195	9,198
Depreciation and amortization	92,548	87,168
General and administrative expenses	11,355	10,962
Other expenses, net	2,958	1,738
Total operating expenses	194,343	188,692
Operating income	53,377	57,789
Interest income	2,172	2,192
Interest expense	(47,795)	(47,882)
Other, net	224	465
Income before income taxes and gain on dispositions	7,978	12,564
Income tax benefit	37,388	4,985
Income before gain on dispositions	45,366	17,549
Gain (loss) on dispositions of real estate, inclusive of related income tax	50,324	(394)
Net income	95,690	17,155
Noncontrolling interests:
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(6,206)	(951)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,937)	(1,949)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(3,755)	(557)
Net income attributable to noncontrolling interests	(11,898)	(3,457)
Net income attributable to Aimco	83,792	13,698
Net income attributable to Aimco preferred stockholders	(2,148)	(2,148)
Net income attributable to participating securities	(119)	(59)
Net income attributable to Aimco common stockholders	$81,525	$11,491

Net income attributable to Aimco per common share – basic and diluted	$0.52	$0.07
Dividends declared per common share	$0.38	$0.36

Weighted average common shares outstanding – basic	156,609	156,259
Weighted average common shares outstanding – diluted	156,740	156,754

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$95,690	$17,155
Other comprehensive loss:
Unrealized gains (losses) on interest rate swaps	419	(10)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	119	386
Unrealized losses on debt securities classified as available-for-sale	(600)	(1,501)
Other comprehensive loss	(62)	(1,125)
Comprehensive income	95,628	16,030
Comprehensive income attributable to noncontrolling interests	(11,895)	(3,460)
Comprehensive income attributable to Aimco	$83,733	$12,570

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,690	$17,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,548	87,168
(Gain) loss on dispositions of real estate, inclusive of related income tax	(50,324)	394
Income tax benefit	(37,388)	(4,985)
Other adjustments	284	1,196
Net changes in operating assets and operating liabilities	(19,487)	(27,324)
Net cash provided by operating activities	81,323	73,604
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(164,650)	(4,995)
Capital expenditures	(75,601)	(82,151)
Proceeds from dispositions of real estate	69,788	2,179
Purchases of corporate assets	(947)	(2,810)
Other investing activities	(218)	94
Net cash used in investing activities	(171,628)	(87,683)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	360,613	68,535
Principal repayments on non-recourse property debt	(206,262)	(32,026)
Net borrowings on revolving credit facility	11,475	51,770
Payment of dividends to holders of Preferred Stock	(2,148)	(2,148)
Payment of dividends to holders of Common Stock	(59,652)	(56,328)
Payment of distributions to noncontrolling interests	(11,902)	(5,790)
Purchases and redemptions of noncontrolling interests	(8,341)	(4,628)
Other financing activities	3,012	2,167
Net cash provided by financing activities	86,795	21,552
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,510)	7,473
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	142,541	131,150
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$139,031	$138,623

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Buildings and improvements	$6,349,549	$6,174,149
Land	1,761,238	1,753,604
Total real estate	8,110,787	7,927,753
Accumulated depreciation	(2,596,457)	(2,522,358)
Net real estate	5,514,330	5,405,395
Cash and cash equivalents	51,894	60,498
Restricted cash	38,999	34,827
Other assets	371,152	272,739
Assets held for sale	—	17,959
Assets of partnerships served by Asset Management business:
Real estate, net	220,408	224,873
Cash and cash equivalents	18,374	16,288
Restricted cash	29,764	30,928
Other assets	10,369	15,533
Total assets	$6,255,290	$6,079,040

LIABILITIES AND EQUITY
Non-recourse property debt secured by Real Estate communities, net	$3,700,979	$3,545,109
Term loan, net	249,729	249,501
Revolving credit facility borrowings	78,635	67,160
Total indebtedness associated with Real Estate portfolio	4,029,343	3,861,770
Accrued liabilities and other	207,202	200,540
Liabilities of partnerships served by Asset Management business:
Non-recourse property debt, net	225,502	227,141
Accrued liabilities and other	17,404	19,812
Deferred income	11,814	12,487
Total liabilities	4,491,265	4,321,750
Redeemable preferred units	101,378	101,537
Commitments and contingencies (Note 4)
Partners’ capital:
Preferred units	125,000	125,000
General Partner and Special Limited Partner	1,545,190	1,538,144
Limited Partners	(4,788)	(5,675)
Partners’ capital attributable to the Aimco Operating Partnership	1,665,402	1,657,469
Noncontrolling interests in consolidated real estate partnerships	(2,755)	(1,716)
Total partners’ capital	1,662,647	1,655,753
Total liabilities and partners’ capital	$6,255,290	$6,079,040

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
REVENUES
Rental and other property revenues attributable to Real Estate	$225,393	$225,228
Rental and other property revenues of partnerships served by Asset Management business	18,808	18,562
Tax credit and transaction revenues	3,519	2,691
Total revenues	247,720	246,481

OPERATING EXPENSES
Property operating expenses attributable to Real Estate	78,287	79,626
Property operating expenses of partnerships served by Asset Management business	9,195	9,198
Depreciation and amortization	92,548	87,168
General and administrative expenses	11,355	10,962
Other expenses, net	2,958	1,738
Total operating expenses	194,343	188,692
Operating income	53,377	57,789
Interest income	2,172	2,192
Interest expense	(47,795)	(47,882)
Other, net	224	465
Income before income taxes and gain on dispositions	7,978	12,564
Income tax benefit	37,388	4,985
Income before gain on dispositions	45,366	17,549
Gain (loss) on dispositions of real estate, inclusive of related income tax	50,324	(394)
Net income	95,690	17,155
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(6,206)	(951)
Net income attributable to the Aimco Operating Partnership	89,484	16,204
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(4,085)	(4,097)
Net income attributable to participating securities	(125)	(60)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$85,274	$12,047

Net income attributable to the Aimco Operating Partnership per common unit – basic and diluted	$0.52	$0.07
Distributions declared per common unit	$0.38	$0.36

Weighted average common units outstanding – basic	163,825	163,814
Weighted average common units outstanding – diluted	163,959	164,310

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$95,690	$17,155
Other comprehensive loss:
Unrealized gains (losses) on interest rate swaps	419	(10)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	119	386
Unrealized losses on debt securities classified as available-for-sale	(600)	(1,501)
Other comprehensive loss	(62)	(1,125)
Comprehensive income	95,628	16,030
Comprehensive income attributable to noncontrolling interests	(6,206)	(1,009)
Comprehensive income attributable to the Aimco Operating Partnership	$89,422	$15,021

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,690	$17,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,548	87,168
(Gain) loss on dispositions of real estate, inclusive of related income tax	(50,324)	394
Income tax benefit	(37,388)	(4,985)
Other adjustments	284	1,196
Net changes in operating assets and operating liabilities	(19,487)	(27,324)
Net cash provided by operating activities	81,323	73,604
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(164,650)	(4,995)
Capital expenditures	(75,601)	(82,151)
Proceeds from dispositions of real estate	69,788	2,179
Purchases of corporate assets	(947)	(2,810)
Other investing activities	(218)	94
Net cash used in investing activities	(171,628)	(87,683)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	360,613	68,535
Principal repayments on non-recourse property debt	(206,262)	(32,026)
Net borrowings on revolving credit facility	11,475	51,770
Payment of distributions to holders of Preferred Units	(4,085)	(4,097)
Payment of distributions to General Partner and Special Limited Partner	(59,652)	(56,328)
Payment of distributions to Limited Partners	(2,737)	(2,718)
Payment of distributions to noncontrolling interests	(7,228)	(1,123)
Purchases of noncontrolling interests in consolidated real estate partnerships	(1,221)	—
Other financing activities	(4,108)	(2,461)
Net cash provided by financing activities	86,795	21,552
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,510)	7,473
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	142,541	131,150
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$139,031	$138,623

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as partnership preferred units, which we refer to as preferred OP Units. As of March 31, 2018, after eliminations for units held by consolidated subsidiaries, the Aimco Operating Partnership had 164,881,653 common partnership units outstanding. As of March 31, 2018, Aimco owned 157,326,117 of the common partnership units (95.4% of the common partnership units) of the Aimco Operating Partnership and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of March 31, 2018, we owned an equity interest in 134 apartment communities with 37,228 apartment homes in our Real Estate portfolio. Our Real Estate portfolio is diversified by both price point and geography and consists primarily of market rate apartment communities in which we own a substantial interest. We consolidated 130 of these apartment communities with 37,086 apartment homes and these communities comprise our reportable segment.
As of March 31, 2018, we also held nominal ownership positions in partnerships that own 46 low-income housing tax credit apartment communities with 6,898 apartment homes. We provide services to these partnerships and receive fees and other payments in return. Our relationship with these partnerships is different than real estate ownership and is better described as an asset management business, or Asset Management. In accordance with accounting principles generally accepted in the United States of America, or GAAP, we are required to consolidate partnerships owning an aggregate of 39 apartment communities with 6,211 apartment homes.
In April 2018, we announced the planned sale of our Asset Management business, as well as the sale of four affordable communities included in our Real Estate portfolio.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
The balance sheets of Aimco and the Aimco Operating Partnership at December 31, 2017, have been derived from their respective audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2017. Except where indicated, the footnotes refer to both Aimco and the Aimco Operating Partnership.

Principles of Consolidation
Aimco’s accompanying condensed consolidated financial statements include the accounts of Aimco, the Aimco Operating Partnership, and their consolidated subsidiaries. The Aimco Operating Partnership’s condensed consolidated financial statements include the accounts of the Aimco Operating Partnership and its consolidated subsidiaries, including partnerships served by our Asset Management business (see Note 8). All significant intercompany balances and transactions have been eliminated in consolidation.
Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are reflected in Aimco’s accompanying condensed consolidated balance sheets as noncontrolling interests in the Aimco Operating Partnership. Interests in partnerships consolidated by the Aimco Operating Partnership that are held by third parties are reflected in our accompanying condensed consolidated balance sheets as noncontrolling interests in consolidated real estate partnerships.
Temporary Equity and Partners’ Capital
The following table presents a reconciliation of the Aimco Operating Partnership’s preferred OP Units from December 31, 2017 to March 31, 2018. The preferred OP Units may be redeemed at the holders’ option (as further discussed in Note 5), and are therefore presented within temporary equity in Aimco’s condensed consolidated balance sheets and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets (in thousands).

Balance, December 31, 2017	$101,537
Distributions to holders of preferred OP Units	(1,937)
Redemption of preferred OP Units and other	(159)
Net income attributable to preferred OP Units	1,937
Balance, March 31, 2018	$101,378
Aimco Equity (including Noncontrolling Interests)
The following table presents a reconciliation of Aimco’s consolidated permanent equity accounts from December 31, 2017 to March 31, 2018 (in thousands):

	Aimco Equity	Noncontrolling interests in consolidated real estate partnerships	Common noncontrolling interests in Aimco Operating Partnership	Total Equity
Balance, December 31, 2017	$1,663,144	$(1,716)	$(5,675)	$1,655,753
Contributions	—	(20)	—	(20)
Dividends on Preferred Stock	(2,148)	—	—	(2,148)
Dividends and distributions on Common Stock and common OP Units	(59,777)	(7,225)	(2,838)	(69,840)
Redemptions of common OP Units	—	—	(6,963)	(6,963)
Amortization of stock-based compensation cost	2,631	—	357	2,988
Effect of changes in ownership for consolidated entities	(17,486)	—	6,579	(10,907)
Change in accumulated other comprehensive loss	(59)	—	(3)	(62)
Other	93	—	—	93
Net income	83,792	6,206	3,755	93,753
Balance, March 31, 2018	$1,670,190	$(2,755)	$(4,788)	$1,662,647

Partners’ Capital attributable to the Aimco Operating Partnership
The following table presents a reconciliation of the consolidated partners’ capital balances in permanent capital that are attributable to the Aimco Operating Partnership from December 31, 2017 to March 31, 2018 (in thousands):

Partners’ capital attributable to the Aimco Operating Partnership
Balance, December 31, 2017	$1,657,469
Distributions to preferred units held by Aimco	(2,148)
Distributions to common units held by Aimco	(59,777)
Distributions to common units held by Limited Partners	(2,838)
Redemption of common OP Units	(6,963)
Amortization of Aimco stock-based compensation cost	2,988
Effect of changes in ownership for consolidated entities	(10,907)
Change in accumulated other comprehensive loss	(62)
Other	93
Net income	87,547
Balance, March 31, 2018	$1,665,402
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
Income Taxes
As discussed in Note 9 to the consolidated financial statements in Item 8 of our Form 10-K for the year ended December 31, 2017, we have not completed our accounting for the tax effects of the enactment of the Tax Cuts and Jobs Act in late December 2017. During the three months ended March 31, 2018, we recognized a measurement period adjustment to reduce by $11.3 million an estimated valuation allowance recognized as of December 31, 2017. During the three months ended March 31, 2018, we also recognized an offsetting valuation allowance resulting from an intercompany transfer of assets related to the Asset Management business. These adjustments had no net effect on our results of operations or effective tax rate.
Accounting Pronouncements Adopted in the Current Year
Effective January 1, 2018, we adopted a new standard issued by the Financial Accounting Standards Board, or FASB, that affects accounting for revenue. Under this new standard, revenue is generally recognized when an entity has transferred control of goods or services to a customer for an amount reflecting the consideration to which the entity expects to be entitled for such exchange. In evaluating the contracts we enter into in the ordinary course of business, substantially all of our revenue is generated by lease agreements, which will continue to be subject to existing GAAP until 2019, when we will adopt the new lease accounting standard.
The new revenue standard also introduced new guidance for accounting for other income, including how we measure gains or losses on the sale of real estate. We adopted the new standard using the modified retrospective transition method effective January 1, 2018, with no effect on our results of operations or financial position.
Effective January 1, 2018, we also adopted new standards issued by the FASB that affect the presentation and disclosure of the statements of cash flows. We are now required to present combined inflows and outflows of cash, cash equivalents, and restricted cash in the consolidated statement of cash flows. Previously our consolidated statements of cash flows presented transfers between restricted and unrestricted cash accounts as operating, financing, and investing cash activities depending upon the required or intended purpose for the restricted funds. The new guidance also requires debt prepayment and other extinguishment related payments to be classified as financing activities. We previously classified such payments as operating activities. We have revised our condensed consolidated statements of cash flows for the three months ended March 31, 2017 to conform to this presentation, and the effect of the revisions to net cash flows from operating and investing activities as previously reported for three months ended March 31, 2017 are summarized in the following table (in thousands):

	As Previously Reported	Adjustments	As Revised
Net cash flows from operating activities	$68,516	$5,088	$73,604
Net cash flows from investing activities	(86,238)	(1,445)	(87,683)
Note 3 — Significant Transactions, Dispositions of Apartment Communities and Assets Held for Sale
Acquisition of Apartment Communities
During the three months ended March 31, 2018, we purchased for $160.0 million Bent Tree Apartments, a 748-apartment home community in Fairfax County, Virginia. The purchase price, plus $1.0 million of capitalized transaction costs, was allocated as follows: $47.0 million to land; $113.0 million to buildings and improvements; and $1.0 million to other items.
Subsequent to March 31, 2018, we entered into a transaction to acquire six apartment communities in the Philadelphia area for a stated purchase price of $445.0 million. The portfolio includes 1,006 existing apartment homes, 110 apartment homes under construction, and 185,000 square feet of office and retail space. The acquisition will be funded initially through taking title subject to $290.0 million of non-recourse property debt, issuance of $90.0 million in common OP Units valued in the transaction at their estimated net asset value per unit (approximately 1.7 million common OP Units), and payment of $65.0 million in cash. In accordance with GAAP, the portion of the purchase price attributed to the common OP Units issued will be valued at the closing price of Aimco’s common stock on the dates of issuance.
On May 1, 2018, we completed the acquisition of four of the six apartment communities including 665 apartment homes and 153,000 square feet of office and retail space. We anticipate the acquisition of the fifth apartment community during the summer of 2018 and the acquisition of the final apartment community upon completion of construction, expected in the first half of 2019.
Dispositions of Apartment Communities and Assets Held for Sale
During the three months ended March 31, 2018, we sold three apartment communities with 513 apartment homes for a gain on disposition of $50.6 million, net of income tax, and gross proceeds of $71.9 million resulting in $64.6 million in net proceeds to us. Two of these communities are located in southern Virginia and one is located in suburban Maryland.
During the three months ended March 31, 2018, we sold our interests in the entities owning the La Jolla Cove property in settlement of legal actions filed in 2014 by a group of disappointed buyers who had hoped to acquire the property. We provided seller financing with a stated value of $48.6 million and received net cash proceeds of approximately $5.0 million in the sale.
In addition to the apartment communities we sold during the periods presented, from time to time we may be marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such communities meet the criteria to be classified as held for sale. As of March 31, 2018, no apartment communities were classified as held for sale.
In April 2018, we entered into a binding agreement to sell for $590.0 million our Asset Management business and four affordable communities included in our Real Estate portfolio. We expect to close this transaction during the third quarter of 2018. After payment of closing costs and repayment of property level debt encumbering the Hunters Point apartment communities, net proceeds are expected to be approximately $512.0 million.
Note 4 — Commitments and Contingencies
Commitments
In connection with our redevelopment, development and capital improvement activities, we have entered into various construction-related contracts and we have made commitments to complete redevelopment of certain apartment communities, pursuant to financing or other arrangements. As of March 31, 2018, our commitments related to these capital activities totaled approximately $160.0 million, most of which we expect to incur during the next 12 months.
We enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.

Tax Credit Arrangements
For various consolidated partnerships served by our Asset Management business, we are required to manage the partnerships and related apartment communities in compliance with various laws, regulations and contractual provisions that apply to historic and low-income housing tax credit syndication arrangements. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized by the limited partners in these partnerships and would require a refund or reduction of investor capital contributions, which are reported as deferred income in our condensed consolidated balance sheets, until such time as our obligation to deliver tax benefits is relieved. In connection with the expected third quarter sale of our Asset Management business, this obligation will be assumed by the purchaser.
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
We also have been contacted by regulators and the current owner of a property in Lake Tahoe, California, regarding environmental issues allegedly stemming from the historic operation of a dry cleaner. An entity owned by us was the former general partner of a now-dissolved partnership that previously owned a site that was used for dry cleaning. That entity and the current property owner have been remediating the dry cleaner site since 2009, under the oversight of the Lahontan Regional Water Quality Control Board, or Lahontan. In May 2017, Lahontan issued a final cleanup and abatement order that names four potentially-responsible parties, acknowledges that there may be additional responsible parties, and requires the named parties to perform additional groundwater investigation and corrective actions with respect to onsite and offsite contamination. We are appealing the final order while simultaneously complying with it. Although the outcome of this process is uncertain, we do not expect its resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of March 31, 2018, are immaterial to our consolidated financial condition, results of operations and cash flows.

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
Our common stock and common partnership unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. These equivalents also include unvested total stockholder return, or TSR, restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of common shares and common partnership units outstanding equal to the number of shares that vest. The effect of 0.1 million and 0.5 million of these securities was dilutive for the three months ended March 31, 2018 and 2017, respectively, and is included in the denominator for calculating diluted earnings per share and unit during these periods. For the three months ended March 31, 2018, 0.2 million potential shares and 0.3 million potential units were not dilutive and have been excluded from the denominator for calculating dilutive earnings per share and per unit, respectively, for the period.
Our time-based restricted stock awards receive dividends similar to shares of Common Stock and common partnership units prior to vesting and our TSR long-term incentive partnership units receive a percentage of the distributions paid to common partnership units prior to vesting. These dividends and distributions are not forfeited if the awards fail to vest. Therefore, the unvested shares and units related to these awards are participating securities. The effect of participating securities is included in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury method. There were 0.3 million and 0.2 million unvested participating securities at March 31, 2018 and 2017, respectively.
The Aimco Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The Aimco Operating Partnership may redeem these units for cash, or at its option, shares of Common Stock. As of March 31, 2018, these preferred OP Units were potentially redeemable for approximately 2.5 million shares of Common Stock (based on the period end market price), or cash. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations and we expect to exclude them in future periods.
Note 6 — Fair Value Measurements
Recurring Fair Value Measurements
We measure at fair value on a recurring basis our investments in the securitization trust that holds certain of our property debt, which we classify as available for sale (or AFS) debt securities, and our interest rate swaps, both of which are classified within Level 2 of the GAAP fair value hierarchy.
Our investments in debt securities classified as AFS are presented within other assets in the accompanying condensed consolidated balance sheets. We hold several positions in the securitization trust that pay interest currently and we also hold the first loss position in the securitization trust, which accrues interest over the term of the investment. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining term of the investments, which, as of March 31, 2018, was approximately 3.2 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $79.1 million and $77.7 million at March 31, 2018 and December 31, 2017, respectively. We estimated the fair value of these investments to be $83.6 million and $82.8 million at March 31, 2018 and December 31, 2017, respectively.
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

The following table sets forth a summary of the changes in fair value of these interest rate swaps (in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning balance	$(1,795)	$(3,175)
Unrealized losses included in interest expense	—	(12)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	119	386
Unrealized gains (losses) included in equity and partners’ capital	419	(10)
Ending balance	$(1,257)	$(2,811)
As of March 31, 2018 and December 31, 2017, the interest rate swaps had aggregate notional amounts of $21.8 million and $22.0 million, respectively. As of March 31, 2018, these swaps had a weighted average remaining term of 5.7 years. We have designated these interest rate swaps as cash flow hedges. The fair value of these swaps is presented within accrued liabilities and other (Asset Management) in our condensed consolidated balance sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity and partners’ capital to the extent of their effectiveness.
If the forward rates at March 31, 2018, remain constant, we estimate that during the next 12 months, we would reclassify into earnings approximately $0.4 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.26% weighted average fixed rate under these interest rate swaps, the consolidated partnerships will benefit from net cash payments due from the counterparty to the interest rate swaps.
In connection with the anticipated third quarter sale of the Asset Management business, these obligations will be assumed by the purchaser.
Fair Value Disclosures
We believe that the carrying values of the consolidated amounts of cash and cash equivalents, receivables and payables approximate their fair values at March 31, 2018, and December 31, 2017, due to their relatively short-term nature and high probability of realization. The carrying value of the total indebtedness associated with our Real Estate portfolio approximated its estimated fair value at March 31, 2018 and December 31, 2017. We estimate the fair value of our consolidated debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered apartment communities within our portfolio. We classify the fair value of debt within Level 3 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate its fair value.
Note 7 — Business Segments
Our chief executive officer, who is our chief operating decision maker, uses proportionate property net operating income to assess the operating performance of our apartment communities. Proportionate property net operating income is defined as our share of rental and other property revenue less our share of property operating expenses, including real estate taxes, for consolidated apartment communities we own and manage. Beginning in 2018, we exclude from rental and other property revenues the amount of utilities cost reimbursed by residents and reflect such amount as a reduction of the related utility expense within property operating expenses in our evaluation of segment results. In our condensed consolidated statements of operations, utility reimbursements are included in rental and other property revenues, in accordance with GAAP. The tables below have been revised to conform to this presentation.
Apartment communities are classified as either part of our Real Estate portfolio or those owned through partnerships served by our Asset Management business. As of March 31, 2018, for segment performance evaluation, our Real Estate segment included 130 consolidated apartment communities with 37,086 apartment homes and excluded four apartment communities with 142 apartment homes that we neither manage nor consolidate.
As of March 31, 2018, through our Asset Management business we also held nominal ownership positions in consolidated partnerships that own 46 low-income housing tax credit apartment communities with 6,898 apartment homes. Neither the results of operations nor the assets of these partnerships and apartment communities are quantitatively material; therefore, we have one reportable segment, Real Estate.

The following tables present the revenues, net operating income and income before gain on dispositions of our Real Estate segment on a proportionate basis (excluding amounts related to apartment communities sold as of March 31, 2018) for the three months ended March 31, 2018 and 2017 (in thousands):

	Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Three Months Ended March 31, 2018:
Rental and other property revenues attributable to Real Estate	$214,387	$9,149	$1,857	$225,393
Rental and other property revenues of partnerships served by Asset Management business	—	—	18,808	18,808
Tax credit and transaction revenues	—	—	3,519	3,519
Total revenues	214,387	9,149	24,184	247,720
Property operating expenses attributable to Real Estate	61,903	8,631	7,753	78,287
Property operating expenses of partnerships served by Asset Management business	—	—	9,195	9,195
Other operating expenses not allocated to reportable segment (3)	—	—	106,861	106,861
Total operating expenses	61,903	8,631	123,809	194,343
Operating income	152,484	518	(99,625)	53,377
Other items included in income before gain on dispositions (4)	—	—	(8,011)	(8,011)
Income before gain on dispositions	$152,484	$518	$(107,636)	$45,366

	Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Three Months Ended March 31, 2017:
Rental and other property revenues attributable to Real Estate	$199,400	$14,174	$11,654	$225,228
Rental and other property revenues of partnerships served by Asset Management business	—	—	18,562	18,562
Tax credit and transaction revenues	—	—	2,691	2,691
Total revenues	199,400	14,174	32,907	246,481
Property operating expenses attributable to Real Estate	58,528	9,402	11,696	79,626
Property operating expenses of partnerships served by Asset Management business	—	—	9,198	9,198
Other operating expenses not allocated to reportable segment (3)	—	—	99,868	99,868
Total operating expenses	58,528	9,402	120,762	188,692
Operating income	140,872	4,772	(87,855)	57,789
Other items included in income before gain on dispositions (4)	—	—	(40,240)	(40,240)
Income before gain on dispositions	$140,872	$4,772	$(128,095)	$17,549

(1)
Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the results of consolidated apartment communities in our Real Estate segment, which are included in the related consolidated amounts, but excluded from proportionate property net operating income for our segment evaluation. Also includes the reclassification of utility reimbursements from revenues to property operating expenses for the purpose of evaluating segment results. Utility reimbursements are included in rental and other property revenues in our condensed consolidated statements of operations prepared in accordance with GAAP.

(2)
Includes the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any, and the operating results of apartment communities owned by consolidated partnerships served by our Asset Management business. Corporate and Amounts Not Allocated to Reportable Segment also includes property management expenses and casualty gains and losses (which are included in consolidated property operating expenses), which are not part of our segment performance measure.

(3)
Other operating expenses not allocated to reportable segment consists of depreciation and amortization, general and administrative expenses and other operating expenses, which are not included in our measure of segment performance.

(4)	Other items included in income before gain on dispositions primarily consists of interest expense and income tax benefit.
The assets of our reportable segment and the consolidated assets not allocated to our segment are as follows (in thousands):

	March 31, 2018	December 31, 2017
Real Estate	$5,652,016	$5,495,069
Corporate and other assets (1)	603,274	583,971
Total consolidated assets	$6,255,290	$6,079,040

(1)	Includes the assets of consolidated partnerships served by the Asset Management business and apartment communities sold as of March 31, 2018.
For the three months ended March 31, 2018 and 2017, capital additions related to our Real Estate segment totaled $76.7 million and $70.1 million, respectively.
Note 8 — Variable Interest Entities
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
Aimco consolidates the Aimco Operating Partnership, which is a VIE for which Aimco is the primary beneficiary. Aimco, through the Aimco Operating Partnership, consolidates all VIEs for which the Aimco Operating Partnership is the primary beneficiary.
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

	March 31, 2018	December 31, 2017
Real Estate portfolio:
VIEs with interests in apartment communities	13	14
Apartment communities owned by VIEs	13	14
Apartment homes in communities owned by VIEs	4,196	4,321
Consolidated partnerships served by the Asset Management business:
VIEs with interests in apartment communities	41	49
Apartment communities owned by VIEs	31	37
Apartment homes in communities owned by VIEs	4,879	5,893

Assets of the Aimco Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the Aimco Operating Partnership. Assets and liabilities of consolidated VIEs are summarized in the table below (in thousands):

	March 31, 2018	December 31, 2017
Real Estate portfolio:
Assets
Net real estate	$530,382	$529,898
Cash and cash equivalents	17,567	16,111
Restricted cash	7,050	4,798
Liabilities
Non-recourse property debt secured by Real Estate communities, net	410,600	412,205
Accrued liabilities and other	13,427	10,623
Consolidated partnerships served by the Asset Management business:
Assets
Real estate, net	173,949	215,580
Cash and cash equivalents	15,479	15,931
Restricted cash	22,232	30,107
Liabilities
Non-recourse property debt	184,316	220,356
Accrued liabilities and other	13,586	20,241

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of Apartment Investment and Management Company’s and AIMCO Properties, L.P.’s combined Annual Report on Form 10-K for the year ended December 31, 2017, and the other documents we file from time to time with the Securities and Exchange Commission.
As used herein and except as the context otherwise requires, “we,” “our” and “us” refer to Apartment Investment and Management Company (which we refer to as Aimco), AIMCO Properties, L.P. (which we refer to as the Aimco Operating Partnership) and their consolidated entities, collectively.
Certain financial and operating measures found herein and used by management are not defined under accounting principles generally accepted in the United States, or GAAP. These measures are defined and reconciled to the most comparable GAAP measures under the Non-GAAP Measures heading and include: Funds From Operations, Pro forma Funds From Operations, Adjusted Funds From Operations, Free Cash Flow, Economic Income, and the measures used to compute our leverage ratios.
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
Our principal financial objective is to provide predictable and attractive returns to our equity holders. We measure our current return using Adjusted Funds From Operations, or AFFO, and our long-term total return using Economic Income. We also use Pro forma Funds From Operations, or Pro forma FFO, as a measure of operational performance. Our business plan to achieve this principal financial objective is to:

•
operate our portfolio of desirable apartment homes with a high level of focus on customer selection and customer satisfaction and in an efficient manner that produces predictable and growing Free Cash Flow;

•
improve our portfolio of apartment communities, which is diversified both by geography and price point by selling apartment communities with lower projected Free Cash Flow internal rates of return and investing the proceeds from such sales through capital enhancements, redevelopment, development, and acquisitions with greater land value, higher expected rent growth, and projected Free Cash Flow internal rates of return in excess of those expected from communities sold;

•
use low levels of financial leverage, primarily in the form of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination which reduces our refunding and re-pricing risk and which provides a hedge against increases in interest rates; and

•	focus intentionally on a collaborative and productive culture based on respect for others and personal responsibility.
Our business is organized around five areas of strategic focus: operational excellence; redevelopment; portfolio management; balance sheet; and team and culture.
The results from the execution of our business plan during the three months ended March 31, 2018, are further described below.
Net income attributable to common stockholders per common share increased by $0.45 in the three months ended March 31, 2018, as compared to the same period in 2017, due to higher gains on sale of apartment communities and a higher tax benefit resulting from an intercompany transfer of assets related to the Asset Management business.
Pro forma FFO per share increased $0.02, or 3.4%, for the three months ended March 31, 2018, as compared to the same period in 2017. This increase consisted of:

•	$0.02 from Same Store property net operating income growth of 2.7%, driven by a 2.6% increase in revenue offset by a 2.1% increase in expenses; and

•
$0.01 from leasing activity related to renovated homes at Redevelopment communities, the second quarter 2017 reacquisition of a 47% interest in the Palazzo communities, and the first quarter 2018 acquisition of Bent Tree Apartments (discussed below), offset in part by lower property net operating income from apartment communities sold in 2018 and 2017.

As compared to 2017, higher legal costs and other factors reduced Pro forma FFO by $0.01.
The $0.02 increase year-over-year in Pro forma FFO per share plus $0.01 in lower capital replacement spending due to fewer apartment homes increased AFFO per share by $0.03, or 5.9%.
Operational Excellence
We own and operate a portfolio of market rate apartment communities, diversified by both geography and price point, which we refer to as our Real Estate portfolio. At March 31, 2018, our Real Estate portfolio included 134 apartment communities with 37,228 apartment homes in which we held an average ownership of approximately 99%. This portfolio was divided about two thirds by value to our “Same Store” portfolio of stabilized apartment communities and about one third by value to “Other Real Estate,” which includes recently acquired communities and communities under redevelopment or development whose long-term financial contribution is not yet stabilized.
Our property operations team delivered solid results for our Real Estate portfolio for the three months ended March 31, 2018. Highlights include:

•	Same Store net operating income growth of 2.7% for the three months ended March 31, 2018 compared to 2017;

•	Same Store rent increases on renewals and new leases averaged 4.9% and 0.4%, respectively, for a weighted average increase of 2.7%; and

•	Average daily occupancy of 96.3%, 30 basis points higher than the same period in 2017.
Redevelopment
Our second line of business is the redevelopment of apartment communities, where we expect to create value equal to 25% to 35% of our incremental investment by repositioning communities within our portfolio. We measure the rate and quality of financial returns by net asset value creation, an important component of Economic Income, our primary measure of long-term financial performance. We also undertake ground-up development when warranted by risk-adjusted investment returns, either directly in connection with the redevelopment of an existing apartment community or, on a more limited basis, at a new location. When warranted, we rely on the expertise and credit of a third-party developer familiar with the local market to limit our exposure to construction risk.
We invest to earn risk-adjusted returns in excess of those expected from the apartment communities sold in paired trades to fund the redevelopment or development. Of these two activities, we favor redevelopment because it permits adjustment of the scope and timing of spending to align with changing market conditions and customer preferences.
During the three months ended March 31, 2018, we invested $46.8 million in redevelopment and development. In Center City, Philadelphia, we continued construction on the fourth and final tower of Park Towne Place. Initial move-ins have occurred and at the end of April, 31% of the tower was pre-leased.
Construction is underway, on plan and on budget at Parc Mosaic, our $117.0 million, 226 apartment home community being developed on the site of our former Eastpointe community in Boulder, Colorado. We expect Parc Mosaic will be available for occupancy in the summer of 2019.
Our total estimated net investment in our current redevelopments and developments is $432.8 million with a projected weighted average net operating income yield on these investments of 6.1%, assuming untrended rents. Of this total, $279.0 million has been funded. 2018 funding needs for our remaining redevelopment and development investment will be satisfied with proceeds from our planned sale of the Asset Management business and Hunters Point communities, discussed below.
During the three months ended March 31, 2018, we leased 59 apartment homes at our redevelopment communities. As of March 31, 2018, our exposure to lease-up at active redevelopment and development projects was approximately 527 apartment homes, of which 201 were in the fourth tower of Park Towne Place and 215 were being constructed at Parc Mosaic.
Please see below under the Liquidity and Capital Resources – Redevelopment and Development heading for additional information regarding our redevelopment and development investment during the three months ended March 31, 2018
Portfolio Management
Our portfolio of apartment communities is diversified across “A,” “B,” and “C+” price points, averaging “B/B+” in quality, and is diversified across some of the largest markets in the U.S. We measure the quality of apartment communities in our Real Estate portfolio based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of the local market average; as “B” quality apartment communities those earning rents between 90% and 125% of the local market average; as “C+” quality apartment communities those earning rents greater than $1,100 per month, but lower than 90% of the local market average; and as “C” quality apartment communities those earning rents less than $1,100 per month and lower than 90% of the local market average. We classify as “B/B+” quality a portfolio that on average earns rents between 100% and 125% of the local market average rents where the portfolio is located. Although some companies and analysts within the multifamily real estate industry use apartment community quality ratings of “A,” “B” and “C,” some of which are tied to the local market rent averages, the metrics used to classify apartment community quality as well as the period for which the local market rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multifamily real estate industry.
As part of our portfolio strategy, we seek to sell up to 10% of our portfolio annually and to reinvest the proceeds from such sales in accretive uses such as capital enhancements, redevelopments, occasional development, and selective acquisitions with projected Free Cash Flow internal rates of return higher than expected from the communities being sold. Through this disciplined approach to capital recycling, we have significantly increased the quality and expected growth rate of our portfolio.

	Three Months Ended
	March 31,
	2018	2017
Average revenue per Aimco apartment home (1)	$2,052	$1,922
Portfolio average rents as a percentage of local market average rents	113%	112%
Percentage A (1Q 2018 average revenue per Aimco apartment home $2,736)	49%	51%
Percentage B (1Q 2018 average revenue per Aimco apartment home $1,797)	35%	35%
Percentage C+ (1Q 2018 average revenue per Aimco apartment home $1,660)	16%	14%
(1) Represents average monthly rental and other property revenues (excluding resident reimbursement of utility cost) divided by the number of occupied apartment homes multiplied by our ownership interest in the apartment community as of the end of the current period.

Our average revenue per apartment home was $2,052 for first quarter 2018, a 7% increase compared to first quarter 2017. This increase is due to year-over-year growth in Same Store revenue as well as our second quarter 2017 reacquisition of the 47% interest in the Palazzo communities, lease-up of redevelopment and acquisition properties, and the sale of apartment communities with average monthly revenues per apartment home lower than those of the retained portfolio.
As we execute our portfolio strategy, we expect to increase average revenue per Aimco apartment home at a rate greater than market rent growth; increase Free Cash Flow margins; and maintain sufficient geographic and price point diversification to limit volatility and concentration risk.
Apartment Community Acquisitions
We evaluate potential acquisitions with an eye for unique and opportunistic investments and fund acquisitions pursuant to our strict paired trade discipline.
During the three months ended March 31, 2018, we purchased for $160.0 million Bent Tree Apartments, a 748-apartment home community in Fairfax County, Virginia. Bent Tree is a “B” quality community located in a market we know well from our ownership of two nearby communities built by the same developer. Further, we believe the same business plan used at these communities will produce greater than market rate net operating income growth for Bent Tree. The community is expected to achieve a 5.6% year one net operating income capitalization rate. Before consideration of capital enhancement opportunities, new lease rents are 4% higher than expiring leases, as compared to new lease rents that have decreased elsewhere in northern Virginia. We funded the acquisition with bank borrowings pending the expected third quarter sale of our Asset Management business, described below.
Subsequent to March 31, 2018, we entered into a transaction to acquire six apartment communities in the Philadelphia area for a stated purchase price of $445.0 million. The portfolio includes 1,006 existing apartment homes, 110 apartment homes under construction, and 185,000 square feet of office and retail space. This “A” quality portfolio is located primarily in the Center City and University City submarkets of Philadelphia. We anticipate that our operation of the five operating communities will generate a year one net operating income yield of 5.3%, and for all six communities, average revenue per apartment home of $2,200 and a ten-year expected free cash flow internal rate of return of about 8%.
The $445.0 million acquisition will be funded initially through taking title subject to $290.0 million of non-recourse property debt, issuance of $90.0 million in common OP Units valued in the transaction at their estimated net asset value per unit (approximately 1.7 million common OP Units), and payment of $65.0 million in cash funded from bank borrowings. The ultimate paired trade funding includes the sale of Chestnut Hill Village, located in north Philadelphia, and the sale of the Asset Management business, described below.
On May 1, 2018, we completed the acquisition of four of the six apartments communities including 665 apartment homes and 153,000 square feet of office and retail space. We anticipate the acquisition of the fifth apartment community during the summer of 2018 and the acquisition of the final apartment community upon completion of construction, expected in the first half of 2019.
Apartment Community Dispositions
During the three months ended March 31, 2018, we sold three apartment communities with 513 apartment homes for a gain of $50.6 million, net of income tax, and gross proceeds of $71.9 million resulting in $64.6 million in net proceeds to us. Two of these communities are located in southern Virginia and one is located in suburban Maryland. Proceeds from these sales were used to repay outstanding borrowings on our revolving credit facility, effectively funding the equity portion of the Palazzo reacquisition as well as our 2017 redevelopment and development activities.
During the three months ended March 31, 2018, we sold our interests in the entities owning the La Jolla Cove property in settlement of legal actions filed in 2014 by a group of disappointed buyers who had hoped to acquire the property. We provided seller financing with a stated value of $48.6 million and received net cash proceeds of approximately $5.0 million in the sale.
In April 2018, we entered into a binding agreement to sell for $590.0 million our Asset Management business and the four Hunters Point affordable communities. We expect to close this transaction during the third quarter of 2018. After payment of closing costs and repayment of property level debt encumbering the Hunters Point apartment communities, net proceeds are expected to be approximately $512.0 million, which we plan to use to: repay the borrowings on our credit facility used to fund our acquisition of Bent Tree Apartments and the acquisition of the apartment communities in the Philadelphia portfolio; reduce our overall leverage; fund 2018 redevelopment; and redeem Aimco’s Class A Cumulative Preferred Stock, which is callable in second quarter 2019. Taken together, these transactions are expected to reduce our AFFO by $0.03 per share and $0.04 per share in 2018 and 2019, respectively, before becoming accretive in 2021.

Balance Sheet
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
We target the ratio of Proportionate Debt and Preferred Equity to Adjusted EBITDA to be below 7.0x and we target the ratio of Adjusted EBITDA to Adjusted Interest Expense and Preferred Dividends to be greater than 2.5x. Our leverage ratios for the three months ended March 31, 2018, are presented below:

Proportionate Debt to Adjusted EBITDA	6.8x
Proportionate Debt and Preferred Equity to Adjusted EBITDA	7.2x
Adjusted EBITDA to Adjusted Interest Expense	3.6x
Adjusted EBITDA to Adjusted Interest Expense and Preferred Dividends	3.2x
We calculate Adjusted EBITDA and Adjusted Interest Expense used in our leverage ratios based on the most recent three month amounts, annualized. Our leverage ratios have been calculated on a pro forma basis to reflect the acquisition of Bent Tree Apartments and the disposition of three apartment communities during the period as if the transactions had closed on January 1, 2018. As used in the ratios above, Preferred Equity represents Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units.
Future improvement in leverage metrics is expected from the repayment of bank borrowings and property level debt with the proceeds from our expected third quarter sale of the Asset Management business and the Hunters Point communities. We also expect to use the proceeds from this sale to redeem Aimco’s Class A Cumulative Preferred Stock, which is callable in second quarter 2019. We expect our Proportionate Debt to Adjusted EBITDA and Proportionate Debt and Preferred Equity to Adjusted EBITDA ratios to decrease by the end of 2018 to 6.3x and 6.7x, respectively.
During the three months ended March 31, 2018, we closed two non-recourse, fixed-rate property loans totaling $242.0 million. These loans have 10-year terms and a weighted average interest rate of 3.48%, 126 basis points above the corresponding treasury rates at the time of pricing. The net effect of 2018 fixed-rate property debt refinancing activities has been to lower our weighted average fixed interest rate by nearly 10 basis points since December 31, 2017, to 4.55%, reducing prospective interest expense by more than $3.0 million.
We also closed two non-recourse, variable-rate property loans totaling $118.6 million. These loans each have a five-year term and bear interest at 30-day LIBOR plus 1.25%. The five-year terms fill a hole in our laddered maturities and, taken together with the planned repayment of the variable term loan, reduce our exposure to increasing short-term interest rates to less than 7% of our leverage.
Our liquidity consists of cash balances and available capacity on our revolving line of credit. As of March 31, 2018, we had on hand $600.0 million in cash and restricted cash plus available capacity on our revolving line of credit.
We also manage our financial flexibility by maintaining an investment grade rating and holding apartment communities that are unencumbered by property debt. At March 31, 2018, we held unencumbered apartment communities with an estimated fair value of approximately $2.0 billion.
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

Team and Culture
Our team and culture are keys to our success. Our intentional focus on a collaborative and productive culture based on respect for others and personal responsibility is reinforced by a preference for promotion from within. We focus on succession planning and talent development to produce a strong, stable team that is the enduring foundation of our success. In 2018, we were recognized by the Denver Post as a Top Work Place for the sixth consecutive year, an accomplishment shared with only seven other companies in Colorado.
Key Financial Indicators
The key financial indicators we use in managing our business and in evaluating our operating performance are Economic Income, our measure of long-term total return, and Adjusted Funds From Operations, our measure of current return. In addition to these indicators, we evaluate our operating performance and financial condition using: Pro forma FFO; Free Cash Flow, or FCF; same store property net operating income; proportionate property net operating income; average revenue per effective apartment home; leverage ratios; and net leverage.
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
Three Months Ended March 31, 2018 compared to March 31, 2017
Net income attributable to Aimco increased by $70.1 million during the three months ended March 31, 2018 as compared to 2017. Net income attributable to the Aimco Operating Partnership increased by $73.3 million during the three months ended March 31, 2018 as compared to 2017. The increase in income for Aimco and the Aimco Operating Partnership was due primarily to a $50.3 million gain on the disposition of real estate and a $32.4 million increase in tax benefit resulting from an intercompany transfer of assets related to the Asset Management business.
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
Additionally, we evaluate the revenue and expense performance of our segment as adjusted for utility reimbursements. Nearly two-thirds of our utility costs are reimbursed by residents. These reimbursements are included in rental and other property revenues in our condensed consolidated statements of operations prepared in accordance with GAAP, but beginning in 2018, our segment results below reflect utility reimbursements as a reduction of the corresponding expense.
We do not include offsite costs associated with property management or casualty-related amounts in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below.
Refer to Note 7 in the condensed consolidated financial statements in Item 1 for further discussion regarding our reportable segments, including a reconciliation of these proportionate amounts to the corresponding amounts in our condensed consolidated statements of operations.

Real Estate Proportionate Property Net Operating Income
We classify apartment communities within our Real Estate segment as Same Store and Other Real Estate. Same Store communities are those that have reached a stabilized level of operations as of the beginning of a two-year comparable period and maintained it throughout the current and comparable prior periods, and are not expected to be sold within 12 months. Other Real Estate includes apartment communities that do not meet the Same Store definition, including, but not limited to: redevelopment and development apartment communities, which are those currently under construction that have not achieved a stabilized level of operations and those that have been completed in recent years that have not achieved and maintained stabilized operations for both the current and comparable prior year; acquisition apartment communities, which are those we have acquired since the beginning of a two-year comparable period; and communities that we expect to sell within 12 months but do not yet meet the criteria to be classified as held for sale.
As of March 31, 2018, our Real Estate segment consisted of 95 Same Store apartment communities with 26,367 apartment homes and 35 Other Real Estate communities with 10,719 apartment homes.
From December 31, 2017 to March 31, 2018, on a net basis, our Same Store portfolio increased by three apartment communities and decreased by 19 apartment homes. These changes consisted of:

•
the addition of one developed apartment community with 91 apartment homes and one redeveloped apartment community with 104 apartment homes that were classified as Same Store upon maintaining stabilized operations for the entirety of the periods presented;

•	the addition of one acquired apartment community with 115 apartment homes that was classified as Same Store because we have now owned it for the entirety of both periods presented;

•	the addition of one apartment community with 492 apartments homes that we no longer expect to sell within 12 months; and

•	the reduction of one apartment community with 821 apartment homes, which is expected to be sold within 12 months, but does not yet meet the criteria to be classified as held for sale.
As of March 31, 2018, our Other Real Estate communities included:

•	13 apartment communities with 6,280 apartment homes in redevelopment or development;

•	2 apartment communities with 1,211 apartment homes recently acquired; and

•
20 apartment communities 3,228 apartment homes that do not meet the definition of Same Store because they are either subject to agreements that limit the amount by which we may increase rents, receive forms of government rental assistance, or have not reached or maintained a stabilized level of occupancy as of the beginning of a two-year comparable period, often due to a casualty event.

Our Real Estate segment results for the three months ended March 31, 2018 and 2017, as presented below, are based on the apartment community populations as of March 31, 2018.

	Three Months Ended March 31,
(in thousands)	2018	2017	$ Change	% Change
Rental and other property revenues before utility reimbursements:
Same Store communities	$144,854	$141,220	$3,634	2.6%
Other Real Estate Communities	69,533	58,180	11,353	19.5%
Total	214,387	199,400	14,987	7.5%
Property operating expenses, net of utility reimbursements:
Same Store communities	38,923	38,110	813	2.1%
Other Real Estate Communities	22,980	20,418	2,562	12.5%
Total	61,903	58,528	3,375	5.8%
Proportionate property net operating income:
Same Store communities	105,931	103,110	2,821	2.7%
Other Real Estate Communities	46,553	37,762	8,791	23.3%
Total	$152,484	$140,872	$11,612	8.2%

For the three months ended March 31, 2018 compared to 2017, our Real Estate segment’s proportionate property net operating income increased $11.6 million, or 8.2%.
Same Store proportionate property net operating income increased by $2.8 million, or 2.7%. This increase was primarily attributable to a $3.6 million, or 2.6%, increase in rental and other property revenues due to higher average revenues ($42 per Aimco apartment home), comprised primarily of increases in rental rates. Renewal rents (the rent paid by an existing resident who renewed her lease compared to the rent she previously paid) were up 4.9% for the three months ended March 31, 2018, and new lease rents (the rent paid by a new resident compared to the rent paid by the previous resident of the same apartment home) were up 0.4%, resulting in a weighted average increase of 2.7%. The increase in Same Store rental and other property revenues was partially offset by a $0.8 million, or 2.1%, increase in property operating expenses primarily due to an increase in real estate taxes. During the three months ended March 31, 2018 compared to 2017, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, increased by $0.3 million, or 1.4%.
The proportionate property net operating income of Other Real Estate communities increased by $8.8 million, or 23.3%, for the three months ended March 31, 2018, compared to the same period in 2017 due to:

•	a $2.5 million increase in property net operating income due to the lease-up of Indigo and the 2018 acquisition of Bent Tree Apartments;

•
a $1.9 million increase in property net operating income due to leasing activities at redevelopment and development communities, partially offset by decreases due to apartment homes taken out of service for development; and

•
higher property net operating income of $4.4 million from other communities, including the effect of our increased ownership interest in the Palazzo communities from our June 2017 reacquisition of the 47% limited partner interest in the related joint venture.

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
For the three months ended March 31, 2018, casualty losses totaled $1.1 million and included several large claims primarily related to water and winter storm damage, partially offset by recovery from insurance carriers for insured losses in excess of policy limits. For the three months ended March 31, 2017, casualty losses totaled $1.9 million and included several large claims primarily related to fire damage and water damage resulting from heavy rains in California.
Net operating income decreased for the three months ended March 31, 2018 compared to 2017, by $6.5 million due to apartment communities previously in our Real Estate portfolio that were sold as of March 31, 2018.
Depreciation and Amortization
For the three months ended March 31, 2018 compared to 2017, depreciation and amortization increased $5.4 million, or 6.2%, primarily due to renovated apartment homes placed in service after their completion, partially offset by decreases associated with apartment communities sold.
Interest Expense
For the three months ended March 31, 2018 compared to 2017, interest expense, which includes the amortization of debt issuance costs, decreased by $0.1 million, or 0.2%. The decrease was primarily due to lower average outstanding balances on non-recourse property debt resulting from principal amortization, principal repayments and refinancing property loans at lower rates, largely offset by higher amounts outstanding on corporate borrowings used to fund the 2018 acquisition of Bent Tree Apartments.
Income Tax Benefit
Certain of our operations, including property management and risk management, are conducted through TRS entities. Additionally, some of our apartment communities are owned through TRS entities.
Our income tax benefit calculated in accordance with GAAP includes: (a) income taxes associated with the income or loss of our TRS entities, for which the taxes consequences have been realized or will be realized in future periods; (b) low income housing tax credits that offset REIT taxable income, primarily from retained capital gains; and (c) historic tax credits that offset income tax obligations of our TRS entities. Income taxes related to these items (before gains on dispositions) are included in income tax benefit in our condensed consolidated statements of operations.

For the three months ended March 31, 2018 compared to 2017, income tax benefit increased by $32.4 million, primarily due to a tax benefit recognized in connection with an intercompany transfer of assets related to the Asset Management business. This tax benefit is offset slightly by lower historic tax credits generated through the redevelopment of certain apartment communities.
Gain on Dispositions of Real Estate, Inclusive of Related Income Tax
Real Estate
During the three months ended March 31, 2018, we sold three apartment communities with 513 apartment homes for a gain of $50.6 million, net of income tax, and gross proceeds of $71.9 million, resulting in $64.6 million in net proceeds to us. We did not sell any apartment communities from our Real Estate portfolio during the three months ended March 31, 2017.
Asset Management
Consolidated partnerships served by our Asset Management business did not sell any apartment communities during the three months ended March 31, 2018. During the three months ended March 31, 2017, a consolidated partnership served by our Asset Management business sold an apartment community with 52 apartment homes for a gain of $0.6 million and gross proceeds of $2.4 million, resulting in $0.4 million in net proceeds.
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
For the three months ended March 31, 2018 and 2017, we allocated net income of $6.2 million and $1.0 million, respectively, to noncontrolling interests in consolidated real estate partnerships. The amount of net income allocated to noncontrolling interests was driven by two primary factors: the operations of the consolidated apartment communities and gains on the sale of apartment communities with noncontrolling interest holders, as further discussed below.

•
The amount of net income allocated to noncontrolling interests resulting from operations of the consolidated apartment communities was $0.1 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively. The decrease is primarily due to the 2017 reacquisition of our limited partner’s interests in the Palazzo joint venture.

•
Gains on the sale of apartment communities allocated to noncontrolling interests totaled $6.1 million for the three months ended March 31, 2018, and there was no such allocation for the three months ended March 31, 2017.

Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the critical accounting policies that involve our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements relate to the impairment of long-lived assets and capitalized costs.
Our critical accounting policies are described in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the results of operations for all periods presented.

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
Funds From Operations, or FFO, Pro forma FFO and AFFO are non-GAAP financial measures, which are defined and further described below under the Funds From Operations, Pro Forma Funds From Operations and Adjusted Funds From Operations heading.

Free Cash Flow, as calculated for our retained portfolio, represents an apartment community’s property net operating income, or NOI, less spending for capital replacements, which represents our estimation of the capital additions made to replace capital assets consumed during our ownership period (further discussed under the Funds From Operations, Pro Forma Funds From Operations and Adjusted Funds From Operations heading and the Liquidity and Capital Resources heading). Free Cash Flow margin represents an apartment community’s NOI less $1,200 per apartment home of assumed annual capital replacement spending, as a percentage of the apartment community’s rental and other property revenues. Capital replacement spending represents a measure of the cost of capital asset usage during the period; therefore, we believe that Free Cash Flow is useful to investors as a supplemental measure of apartment community performance because it takes into consideration costs incurred during the period to replace capital assets that have been consumed during our ownership.
Economic Income represents stockholder value creation as measured by the change in estimated net asset value per share plus cash dividends per share. We believe Economic Income is important to investors as it represents a measure of the total return we have earned for our stockholders. We report and reconcile Economic Income annually. Readers should refer to the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, for more information about Economic Income.
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
In addition to FFO, we compute Pro forma FFO and AFFO, which are also non-GAAP financial measures that we believe are helpful to investors in understanding our performance. Pro forma FFO represents FFO attributable to Aimco common stockholders (diluted), excluding preferred equity redemption-related amounts and certain litigation costs. Preferred equity redemption-related amounts (gains or losses) are items that periodically affect our operating results and we exclude these items from our calculation of Pro forma FFO because such amounts are not representative of our operating performance. We are engaged in litigation with Airbnb to protect our property right to select our residents and their neighbors. Due to the unpredictable nature of these cases and associated legal costs, we exclude such costs from Pro forma FFO.
AFFO represents Pro forma FFO reduced by Capital Replacements, which represents our estimation of the capital additions made to replace capital assets consumed during our ownership period. When we make capital additions at an apartment community, we evaluate whether the additions extend the useful life of an asset as compared to its condition at the time we purchased the apartment community. We classify as Capital Improvements those capital additions that meet these criteria and we classify as Capital Replacements those that do not. AFFO is a key financial indicator that we use to evaluate our operational performance and is one of the factors that we use to determine the amounts of our dividend payments.
FFO, Pro forma FFO and AFFO should not be considered alternatives to net income, as determined in accordance with GAAP, as indications of our performance. Although we use these non-GAAP measures for comparability in assessing our performance compared to other REITs, not all REITs compute these same measures, and those who do may not compute them in the same manner. Additionally, our computation of AFFO is subject to our definition of Capital Replacement spending. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs.

For the three months ended March 31, 2018 and 2017, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income attributable to Aimco common stockholders (1)	$81,525	$11,491
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	90,394	82,881
Gain on dispositions and other, net noncontrolling partners’ interest	(47,023)	(439)
Income tax adjustments related to gain on dispositions and other items (2)	(30,720)	1,032
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(557)	(3,850)
Amounts allocable to participating securities	(15)	(38)
FFO attributable to Aimco common stockholders – diluted	$93,604	$91,077
Litigation costs, net of common noncontrolling interests in Aimco Operating Partnership and participating securities (3)	349	—
Pro forma FFO attributable to Aimco common stockholders – diluted	$93,953	$91,077
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(9,767)	(10,946)
AFFO attributable to Aimco common stockholders – diluted	$84,186	$80,131

Weighted average common shares outstanding – diluted (FFO, Pro forma FFO and AFFO) (4)	156,740	156,754

Net income attributable to Aimco per common share – diluted	$0.52	$0.07
FFO / Pro forma FFO per share – diluted	$0.60	$0.58
AFFO per share – diluted	$0.54	$0.51

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP.

(2)
Income tax adjustments related to gain on dispositions and other items for the three months ended March 31, 2018 includes a $33.6 million tax benefit related to an intercompany transfer of assets related to the Asset Management business. We announced in April 2018, the planned sale of this business. Upon completion of the anticipated sale, the related taxes will be reflected within our statement of operations within gain on dispositions of real estate, inclusive of related income tax. Accordingly, we have excluded the benefit related to the reorganization from FFO.

(3)
We are engaged in litigation with Airbnb to protect our property right to select our residents and their neighbors. Due to the unpredictable nature of these cases and associated legal costs, we exclude such costs from Pro forma FFO and AFFO.

(4)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP.
Refer to the Executive Overview for discussion of our Pro forma FFO and AFFO results for 2018, as compared to the same period in 2017.
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
We exclude from our leverage the non-recourse property debt obligations of consolidated partnerships served by our Asset Management business. The non-recourse property debt obligations of these partnerships are not our obligations and have limited effect on the amount of fees and other payments we expect to receive. Additionally, in April 2018, we announced the planned third quarter 2018 sale of the Asset Management business.
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

•
preferred dividends, to allow investors to compare a measure of our performance before the effects of our capital structure (including indebtedness) with that of other companies in the real estate industry;

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
Reconciliations of the most closely related GAAP measures to our calculations of Proportionate Debt, Preferred Equity, Adjusted EBITDA, Adjusted Interest Expense and Preferred Dividends, as used in our leverage ratios, are as follows (in thousands):

March 31, 2018
Total indebtedness associated with Real Estate portfolio	$4,029,343
Adjustments:
Debt issue costs related to non-recourse property debt	18,119
Debt issue costs related to term loan	271
Proportionate share adjustments related to debt obligations of consolidated and unconsolidated partnerships	(9,556)
Cash and restricted cash	(90,893)
Proportionate share adjustments related to cash and restricted cash held by consolidated and unconsolidated partnerships	1,182
Securitization trust investment and other	(83,587)
Proportionate Debt	$3,864,879

Preferred stock	$125,000
Preferred OP Units	101,378
Preferred Equity	226,378
Proportionate Debt and Preferred Equity	$4,091,257

Three Months Ended March 31, 2018
Net income attributable to Aimco Common Stockholders	$81,525
Adjustments:
Adjusted Interest Expense	39,639
Income tax benefit	(37,388)
Depreciation and amortization, net of noncontrolling interest	92,630
Gain on disposition and other, inclusive of related income taxes and net of noncontrolling partners’ interests	(44,152)
Preferred stock dividends	2,148
Net income attributable to noncontrolling interests in Aimco Operating Partnership	5,811
Pro forma adjustment (1)	1,231
Adjusted EBITDA	$141,444

Annualized Adjusted EBITDA	$565,776

(1) Leverage ratios for the three months ended March 31, 2018, have been calculated on a pro forma basis to reflect the acquisition of Bent Tree Apartments and the disposition of three apartment communities during the period as if the transactions had closed on January 1, 2018.

Three Months Ended March 31, 2018
Interest expense	$47,795
Interest expense related to non-recourse property debt obligations of consolidated partnerships served by our Asset Management business	(3,286)
Interest expense attributable to Real Estate portfolio	44,509
Adjustments:
Proportionate share adjustments related to interest of consolidated and unconsolidated partnerships	(94)
Debt prepayment penalties and other non-interest items	(1,482)
Amortization of debt issue costs	(1,445)
Interest income earned on securitization trust investment	(1,849)
Adjusted Interest Expense	$39,639

Preferred stock dividends	2,148
Preferred OP Unit distributions	1,937
Preferred Dividends	4,085
Adjusted Interest Expense and Preferred Dividends	$43,724

Annualized Adjusted Interest Expense	$158,556
Annualized Adjusted Interest Expense and Preferred Dividends	$174,896
Liquidity and Capital Resources
Liquidity
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from sales of apartment communities, proceeds from refinancings of existing property debt, borrowings under new property debt, borrowings under our Credit Agreement, as defined below, including our revolving credit facility and proceeds from equity offerings.
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
As of March 31, 2018, our primary sources of liquidity were as follows:

•	$51.9 million in cash and cash equivalents;

•
$39.0 million of restricted cash, which consists primarily of escrows related to resident security deposits and reserves and escrows held by lenders for capital additions, property taxes and insurance; and

•
$509.1 million of available capacity to borrow under our revolving credit facility (which is more fully described below), after consideration of outstanding borrowings of $78.6 million and $12.3 million of letters of credit backed by the facility.

At March 31, 2018, we also held unencumbered apartment communities with an estimated fair market value of approximately $2.0 billion. Each of the amounts presented above exclude amounts attributable to partnerships served by our Asset Management business.

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
As of March 31, 2018, approximately 87.0% of our leverage consisted of property-level, non-recourse, long-dated, amortizing debt. Approximately 94.6% of this property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation. The weighted average maturity of our property-level debt was 7.4 years.
For property-level debt encumbering the communities in our Real Estate portfolio, $35.5 million of our unpaid principal balances mature during the remainder of 2018, and on average, 12.6% of our unpaid principal balance will mature each year from 2019 through 2021.
While our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt, we have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as our Credit Agreement. Our Credit Agreement provides for $600.0 million of revolving loan commitments. As of March 31, 2018, we had $78.6 million of outstanding borrowings under our revolving loan commitments, representing 1.8% of our total leverage. The Credit Agreement provides us with an option to expand the aggregate loan commitments, subject to customary conditions, by up to $200.0 million.
The Credit Agreement also provides for a $250.0 million term loan. The term loan represents 5.9% of our total leverage as of March 31, 2018, matures on June 30, 2018, has a one-year extension option and bears interest at 30-day LIBOR plus 135 basis points.
As of March 31, 2018, our outstanding perpetual preferred equity represented approximately 5.3% of our total leverage. Our preferred securities are perpetual in nature; however, for illustrative purposes, we compute the weighted average maturity of our total leverage assuming a 40-year maturity for our preferred securities.
The combination of non-recourse property-level debt, borrowings under our Credit Agreement and perpetual preferred equity that comprises our total leverage, reduces our refunding and re-pricing risk. The weighted average maturity for our total leverage described above was 8.7 years as of March 31, 2018.
Under the Credit Agreement, we have agreed to maintain a Fixed Charge Coverage ratio of 1.40x, as well as comply with other covenants customary for similar revolving credit arrangements. For the trailing twelve month period ended March 31, 2018, our Fixed Charge Coverage ratio was 2.02x, compared to a ratio of 1.96x for the trailing twelve month period ended March 31, 2017. We expect to remain in compliance with this covenant during the next 12 months.
Changes in Cash, Cash Equivalents and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
For the three months ended March 31, 2018, net cash provided by operating activities was $81.3 million. Our operating cash flow is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the three months ended March 31, 2018, increased by $7.7 million compared to 2017, due to improved operating results of our Same Store communities and increased contribution from our redevelopment and lease-up communities, partially offset by lower net operating income associated with apartment communities sold in 2017.

Investing Activities
For the three months ended March 31, 2018, net cash used in investing activities of $171.6 million consisted primarily of the Bent Tree Apartments acquisition and capital expenditures, partially offset by proceeds from the disposition of apartment communities. Capital expenditures totaled $75.6 million and $82.2 million during the three months ended March 31, 2018 and 2017, respectively. We generally fund capital expenditures with cash provided by operating activities and cash proceeds from apartment community sales.
Further information about the Bent Tree Apartments acquisition and three apartment community sales completed during the three months ended March 31, 2018 is included in Note 3 to the condensed consolidated financial statements in Item 1.
Capital additions for our Real Estate segment totaled $76.7 million and $70.1 million during the three months ended March 31, 2018 and 2017, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.
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

•
capital enhancements, which may include kitchen and bath remodeling, energy conservation projects and investments in longer-lived materials designed to reduce turnover costs and maintenance, all of which are generally lesser in scope than redevelopment additions and do not significantly disrupt property operations;

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

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, are presented below (in thousands):

	Three Months Ended March 31,
	2018	2017
Real Estate
Capital replacements	$6,727	$8,455
Capital improvements	1,824	2,918
Capital enhancements	19,146	17,068
Redevelopment additions	41,049	38,981
Development additions	5,720	1,390
Casualty capital additions	2,253	1,303
Real Estate capital additions	76,719	70,115
Plus: additions related to apartment communities sold or held for sale and unallocated indirect capitalized costs	1,488	3,331
Plus: additions related to consolidated asset managed communities	1,693	814
Consolidated capital additions	79,900	74,260
Plus: net change in accrued capital spending	(4,299)	7,891
Capital expenditures per condensed consolidated statement of cash flows	$75,601	$82,151
For the three months ended March 31, 2018 and 2017, we capitalized $2.0 million and $1.6 million of interest costs, respectively, and $8.9 million and $8.5 million of other direct and indirect costs, respectively.
We invested $19.1 million in capital enhancements during the three months ended March 31, 2018, and we anticipate a full year investment ranging from $80 million to $100 million.
Redevelopment and Development
We execute redevelopments using a range of approaches. We prefer to limit risk by executing redevelopments using a phased approach, in which we renovate an apartment community in stages. Smaller phases provide us the flexibility to maintain current earnings while aligning the timing of the completed apartment homes with market demand. The following table summarizes value-creating investments related to redevelopments of this nature at March 31, 2018 (dollars in millions):

	Location	Apartment Homes Approved for Redevelopment	Estimated/Potential Net Investment	Inception-to-Date Net Investment
Bay Parc	Miami, FL	15	$20.0	$19.4
Calhoun Beach Club	Minneapolis, MN	275	28.7	10.3
Flamingo South Beach	Miami, FL	—	9.7	8.0
Palazzo West at The Grove	Los Angeles, CA	389	24.5	17.0
Saybrook Pointe	San Jose, CA	324	18.3	15.6
Yorktown	Lombard, IL	292	25.7	18.8
Other	Various	92	12.9	4.4
Total		1,387	$139.8	$93.5

We also undertake ground-up development when warranted by risk-adjusted investment returns, either directly or in connection with the redevelopment of an existing apartment community or, on a more limited basis, at a new location. When smaller redevelopment phases are not possible, we may engage in redevelopment activities where an entire building or community is vacated. The following table summarizes our value-creating investments related to these developments and redevelopments at March 31, 2018 (dollars in millions):

	Location	Apartment Homes Approved for Redevelopment or Development	Estimated/Potential Net Investment	Inception-to-Date Net Investment	Stabilized Occupancy	NOI Stabilization
Parc Mosaic	Boulder, CO	226	$117.0	$30.0	4Q 2020	1Q 2022
Park Towne Place	Philadelphia, PA	942	176.0	155.5	1Q 2019	2Q 2020
Total		1,168	$293.0	$185.5
Net investment represents the total actual or estimated investment, net of tax and other credits earned as a direct result of our redevelopment or development of the community. For phased redevelopments, potential net investment relates to the current phase of the redevelopment.
Stabilized Occupancy represents the period in which we expect to achieve stabilized occupancy generally greater than 90%.
NOI Stabilization represents the period in which we expect the communities to achieve stabilized rents and operating costs, generally five quarters after occupancy stabilization.
During the three months ended March 31, 2018, we invested $46.8 million in redevelopment and development. In Center City, Philadelphia, we continued construction on the fourth and final tower of Park Towne Place. Initial move-ins have occurred and at the end of April, 31% of the tower was pre-leased.
Construction is underway, on plan and on budget at Parc Mosaic, our $117.0 million, 226 apartment home community being developed on the site of our former Eastpointe community in Boulder, Colorado. We expect Parc Mosaic will be available for occupancy in the summer of 2019.
Our total estimated net investment in redevelopment and development is $432.8 million with a projected weighted average net operating income yield on these investments of 6.1%, assuming untrended rents. Of this total, $279.0 million has been funded. We expect to fund the remaining redevelopment and development investment with proceeds from our planned sale of the Asset Management business and Hunters Point communities.
During the three months ended March 31, 2018, we leased 59 apartment homes at our redevelopment communities. As of March 31, 2018, our exposure to lease-up at active redevelopment and development projects was approximately 527 apartment homes, of which 201 were in the fourth tower of Park Towne Place and 215 were being constructed at Parc Mosaic.
We expect our total development and redevelopment spending to range from $120 million to $200 million for the year ending December 31, 2018.
Financing Activities
For the three months ended March 31, 2018, net cash provided by financing activities of $86.8 million was primarily attributed to proceeds from non-recourse property debt and net borrowings on our revolving credit facility, partially offset by dividends paid to common security holders, distributions paid to noncontrolling interests and principal payments on property loans.
Net borrowings on our revolving credit facility primarily relate to the timing of apartment community acquisitions and dispositions and of property debt financing activities.
Proceeds from non-recourse property debt borrowings during the period consisted of the closing of two fixed-rate, amortizing, non-recourse property loans totaling $242.0 million. These loans have 10-year terms and a weighted average interest rate of 3.48%, 126 basis points more than the corresponding Treasury rate at the time of pricing. The net effect of 2018 fixed-rate property debt refinancing activities has been to lower our weighted average fixed interest rate by nearly 10 basis points since December 31, 2017, to 4.55%, reducing prospective interest expense by more than $3.0 million.
Proceeds from non-recourse property debt borrowing during the period also included the closing of two non-recourse, variable-rate property loans totaling $118.6 million. These loans each have a five-year term and bear interest at 30-day LIBOR plus 1.25%.

The five-year terms fill a hole in our laddered maturities and, taken together with the planned repayment of the variable term loan, reduce our exposure to increasing short-term interest rates to less than 7% of our leverage.
We like the discipline of financing our investments in real estate through the use of fixed-rate, amortizing, non-recourse property debt, as the amortization gradually reduces our leverage and reduces our refunding risk, and the fixed-rate provides a hedge against increases in interest rates, and the non-recourse feature avoids entity risk.
Principal payments on property loans during the period totaled $206.3 million, consisting of scheduled principal amortization of $20.4 million and repayments of $185.9 million.
Net cash used in financing activities also includes $73.7 million of payments to equity holders, as further detailed in the table below.
Equity and Partners’ Capital Transactions
The following table presents the Aimco Operating Partnership’s distribution activity (including distributions paid to Aimco) during the three months ended March 31, 2018 (in thousands):

Cash distributions paid by the Aimco Operating Partnership to holders of noncontrolling interests in consolidated real estate partnerships	$7,228
Cash distributions paid by the Aimco Operating Partnership to preferred unitholders (1)	4,085
Cash distributions paid by the Aimco Operating Partnership to common unitholders (2)	62,389
Total cash distributions paid by the Aimco Operating Partnership	$73,702

(1)	$2.2 million represented distributions to Aimco, and $1.9 million represented distributions paid to holders of OP Units.

(2)	$59.7 million represented distributions to Aimco, and $2.7 million represented distributions paid to holders of OP Units.
The following table presents Aimco’s dividend activity during the three months ended March 31, 2018 (in thousands):

Cash distributions paid by Aimco to holders of noncontrolling interests in consolidated real estate partnerships	$7,228
Cash distributions paid by Aimco to holders of OP Units	4,674
Cash dividends paid by Aimco to preferred stockholders	2,148
Cash dividends paid by Aimco to common stockholders	59,652
Total cash dividends and distributions paid by Aimco	$73,702
Future Capital Needs
We expect to fund any future acquisitions, redevelopment, development, and other capital spending principally with proceeds from apartment community sales, short-term borrowings, debt and equity financing and operating cash flows. Our near term business plan does not contemplate the issuance of equity.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2018, on a consolidated basis, we had approximately $201.3 million of variable-rate property debt outstanding, and $328.6 million of variable-rate borrowings under our Credit Agreement, including a $250.0 million term loan that matures on June 30, 2018 and has a one-year extension option. We estimate that a change in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce or increase net income attributable to Aimco common stockholders and the Aimco Operating Partnership’s common unitholders by approximately $5.1 million on an annual basis.
At March 31, 2018, our Real Estate segment had approximately $90.9 million in cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may offset somewhat a change in rates on our variable-rate debt discussed above.
We estimate the fair value for debt instruments as described in Note 6 to the condensed consolidated financial statements in Item 1. The estimated fair value of total indebtedness associated with the Real Estate portfolio approximated its carrying value at March 31, 2018.
If market rates for consolidated fixed-rate debt in our Real Estate segment were higher by 100 basis points with constant credit risk spreads, the estimated fair value of consolidated debt discussed above would decrease from $4.0 billion in the aggregate to $3.9 billion. If market rates for consolidated debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of consolidated fixed-rate debt would increase from $4.0 billion in the aggregate to $4.1 billion.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Aimco
(a) Unregistered Sales of Equity Securities. Aimco did not issue any unregistered shares of Common Stock during the three months ended March 31, 2018.
(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its common equity securities during the three months ended March 31, 2018. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of March 31, 2018, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
The Aimco Operating Partnership
(a) Unregistered Sales of Equity Securities. The Aimco Operating Partnership did not issue any unregistered OP Units during the three months ended March 31, 2018.
(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, limited partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the three months ended March 31, 2018, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases (redemptions in exchange for cash) of the Aimco Operating Partnership’s equity securities for the three months ended March 31, 2018.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2018	145,596	$43.38	N/A	N/A
February 1 - February 28, 2018	378	41.26	N/A	N/A
March 1 - March 31, 2018	16,111	39.22	N/A	N/A
Total	162,085	$42.96

(1)
The terms of the Aimco Operating Partnership’s Partnership Agreement do not provide for a maximum number of units that may be repurchased, and other than the express terms of its Partnership Agreement, the Aimco Operating Partnership has no publicly announced plans or programs of repurchase. However, for Aimco to repurchase shares of its Common Stock, the Aimco Operating Partnership must make a concurrent repurchase of its common partnership units held by Aimco at a price per unit that is equal to the price per share Aimco pays for its Common Stock.

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
10.1
Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 29, 1994, as amended and restated as of February 28, 2007 (Exhibit 10.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by this reference)

10.2
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2007 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2007, is incorporated herein by this reference)

10.3
Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 30, 2009 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by this reference)

10.4
Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of September 2, 2010 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 3, 2010, is incorporated herein by this reference)

10.5
Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 26, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated July 26, 2011, is incorporated herein by this reference)

10.6
Fifth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of August 24, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 24, 2011, is incorporated herein by this reference)

10.7
Sixth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2011, is incorporated herein by this reference)

10.8
Seventh Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of May 13, 2014 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated May 13, 2014, is incorporated herein by this reference)

10.9
Eighth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of October 31, 2014 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated November 4, 2014, is incorporated herein by this reference)

10.10
Ninth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of August 16, 2016 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 16, 2016, is incorporated herein by this reference)

10.11
Tenth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of January 31, 2017 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated January 31, 2017, is incorporated herein by this reference)

10.12
Second Amended and Restated Senior Secured Credit Agreement, dated as of June 30, 2017, among Aimco, the Aimco Operating Partnership, AIMCO/Bethesda Holdings, Inc., the lenders party thereto and KeyBank N. A., as administrative agent, swing line lender and letter of credit issuer. (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated June 30, 2017, is incorporated herein by this reference)

10.13	Aimco Executive Severance Policy (Exhibit 10.1 to Aimco’s Current Report on Form 8-K dated February 22, 2018, is incorporated herein by this reference)*
10.14
Aimco Second Amended and Restated 2015 Stock Award and Incentive Plan (as amended and restated effective February 22, 2018) (Exhibit A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 8, 2018 is incorporated herein by this reference)*

10.15	Form of Performance Vesting LTIP II Unit Agreement (2015 Stock Award and Incentive Plan)*
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Aimco
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Aimco
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
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: May 8, 2018