Form 10-Q
period 2018-06-30
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2018-08-07
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

Apartment Investment and Management Company:	☐	AIMCO Properties, L.P.:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Apartment Investment and Management Company: Yes	☐	No	☒	AIMCO Properties, L.P.: Yes	☐	No	☒

_________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

The number of shares of Apartment Investment and Management Company Class A Common Stock outstanding as of August 3, 2018: 157,351,428
The number of AIMCO Properties, L.P. Partnership Common Units outstanding as of August 3, 2018: 166,397,751

EXPLANATORY NOTE
This filing combines the reports on Form 10-Q for the quarterly period ended June 30, 2018, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean, collectively, Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of, and as of June 30, 2018, owned a 94.6% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 5.4% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Buildings and improvements	$6,407,863	$6,174,149
Land	1,763,788	1,753,604
Total real estate	8,171,651	7,927,753
Accumulated depreciation	(2,452,947)	(2,522,358)
Net real estate	5,718,704	5,405,395
Cash and cash equivalents	46,703	60,498
Restricted cash	41,117	34,827
Other assets	365,564	272,739
Assets held for sale	94,314	17,959
Assets of partnerships served by Asset Management business held for sale at June 30, 2018:
Real estate, net	216,875	224,873
Cash and cash equivalents	20,696	16,288
Restricted cash	30,055	30,928
Other assets	10,328	15,533
Total assets	$6,544,356	$6,079,040

LIABILITIES AND EQUITY
Non-recourse property debt secured by Real Estate communities, net	$3,791,238	$3,545,109
Term loan, net	249,801	249,501
Revolving credit facility borrowings	220,170	67,160
Total indebtedness associated with Real Estate portfolio	4,261,209	3,861,770
Accrued liabilities and other	216,789	213,027
Liabilities related to assets held for sale	68,610	—
Liabilities of partnerships served by Asset Management business held for sale at June 30, 2018:
Non-recourse property debt, net	224,112	227,141
Accrued liabilities and other	17,519	19,812
Total liabilities	4,788,239	4,321,750
Preferred noncontrolling interests in Aimco Operating Partnership	101,332	101,537
Commitments and contingencies (Note 4)
Equity:
Perpetual Preferred Stock	125,000	125,000
Common Stock, $0.01 par value, 500,787,260 shares authorized, 157,351,428 and 157,189,447 shares issued/outstanding at June 30, 2018 and December 31, 2017, respectively	1,574	1,572
Additional paid-in capital	3,887,260	3,900,042
Accumulated other comprehensive income	3,208	3,603
Distributions in excess of earnings	(2,402,101)	(2,367,073)
Total Aimco equity	1,614,941	1,663,144
Noncontrolling interests in consolidated real estate partnerships	(2,984)	(1,716)
Common noncontrolling interests in Aimco Operating Partnership	42,828	(5,675)
Total equity	1,654,785	1,655,753
Total liabilities and equity	$6,544,356	$6,079,040

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUES
Rental and other property revenues attributable to Real Estate	$231,130	$227,703	$456,523	$452,931
Rental and other property revenues of partnerships served by Asset Management business	19,000	18,533	37,808	37,095
Tax credit and transaction revenues	57	2,856	3,576	5,547
Total revenues	250,187	249,092	497,907	495,573

OPERATING EXPENSES
Property operating expenses attributable to Real Estate	76,031	79,082	154,318	158,708
Property operating expenses of partnerships served by Asset Management business	9,062	8,391	18,257	17,587
Depreciation and amortization	97,485	89,155	190,033	176,323
General and administrative expenses	13,882	10,108	25,237	21,071
Other expenses, net	4,366	2,650	7,324	4,389
Total operating expenses	200,826	189,386	395,169	378,078
Operating income	49,361	59,706	102,738	117,495
Interest income	2,884	2,012	5,056	4,204
Interest expense	(49,906)	(46,858)	(97,701)	(94,740)
Other, net	200	200	424	665
Income before income taxes and gain on dispositions	2,539	15,060	10,517	27,624
Income tax benefit	4,395	5,023	41,783	10,008
Income before gain on dispositions	6,934	20,083	52,300	37,632
Gain on dispositions of real estate, inclusive of related income tax	222	1,508	50,546	1,114
Net income	7,156	21,591	102,846	38,746
Noncontrolling interests:
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(45)	(813)	(6,251)	(1,764)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,934)	(1,939)	(3,871)	(3,888)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(140)	(787)	(3,895)	(1,344)
Net income attributable to noncontrolling interests	(2,119)	(3,539)	(14,017)	(6,996)
Net income attributable to Aimco	5,037	18,052	88,829	31,750
Net income attributable to Aimco preferred stockholders	(2,149)	(2,149)	(4,297)	(4,297)
Net income attributable to participating securities	(71)	(60)	(190)	(119)
Net income attributable to Aimco common stockholders	$2,817	$15,843	$84,342	$27,334

Net income attributable to Aimco per common share – basic and diluted	$0.02	$0.10	$0.54	$0.17
Dividends declared per common share	$0.38	$0.36	$0.76	$0.72

Weighted average common shares outstanding – basic	156,703	156,305	156,656	156,282
Weighted average common shares outstanding – diluted	156,833	156,715	156,786	156,735

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$7,156	$21,591	$102,846	$38,746
Other comprehensive loss:
Unrealized (losses) gains on interest rate swaps	(4)	(345)	415	(355)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	100	369	219	755
Unrealized (losses) gains on available for sale debt securities	(451)	1,080	(1,051)	(421)
Other comprehensive (loss) gain	(355)	1,104	(417)	(21)
Comprehensive income	6,801	22,695	102,429	38,725
Comprehensive income attributable to noncontrolling interests	(2,100)	(3,630)	(13,995)	(7,090)
Comprehensive income attributable to Aimco	$4,701	$19,065	$88,434	$31,635

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,846	$38,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190,033	176,323
Gain on dispositions of real estate, inclusive of related income tax	(50,546)	(1,114)
Income tax benefit	(41,783)	(10,008)
Other adjustments	2,307	4,706
Net changes in operating assets and operating liabilities	(17,231)	(31,147)
Net cash provided by operating activities	185,626	177,506
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(205,318)	(8,189)
Capital expenditures	(164,116)	(176,388)
Proceeds from dispositions of real estate	76,317	10,915
Purchases of corporate assets	(2,649)	(6,005)
Other investing activities	2,079	733
Net cash used in investing activities	(293,687)	(178,934)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	360,613	68,535
Principal repayments on non-recourse property debt	(257,144)	(91,420)
Proceeds from term loan	—	250,000
Net borrowings on revolving credit facility	153,010	227,790
Payment of dividends to holders of Preferred Stock	(4,297)	(4,297)
Payment of dividends to holders of Common Stock	(119,288)	(112,661)
Payment of distributions to noncontrolling interests	(16,998)	(11,176)
Purchases and redemptions of noncontrolling interests	(11,395)	(323,165)
Other financing activities	(41)	53
Net cash provided by financing activities	104,460	3,659
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,601)	2,231
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	142,541	131,150
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$138,940	$133,381

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Buildings and improvements	$6,407,863	$6,174,149
Land	1,763,788	1,753,604
Total real estate	8,171,651	7,927,753
Accumulated depreciation	(2,452,947)	(2,522,358)
Net real estate	5,718,704	5,405,395
Cash and cash equivalents	46,703	60,498
Restricted cash	41,117	34,827
Other assets	365,564	272,739
Assets held for sale	94,314	17,959
Assets of partnerships served by Asset Management business held for sale at June 30, 2018:
Real estate, net	216,875	224,873
Cash and cash equivalents	20,696	16,288
Restricted cash	30,055	30,928
Other assets	10,328	15,533
Total assets	$6,544,356	$6,079,040

LIABILITIES AND EQUITY
Non-recourse property debt secured by Real Estate communities, net	$3,791,238	$3,545,109
Term loan, net	249,801	249,501
Revolving credit facility borrowings	220,170	67,160
Total indebtedness associated with Real Estate portfolio	4,261,209	3,861,770
Accrued liabilities and other	216,789	213,027
Liabilities related to assets held for sale	68,610	—
Liabilities of partnerships served by Asset Management business held for sale at June 30, 2018:
Non-recourse property debt, net	224,112	227,141
Accrued liabilities and other	17,519	19,812
Total liabilities	4,788,239	4,321,750
Redeemable preferred units	101,332	101,537
Commitments and contingencies (Note 4)
Partners’ capital:
Preferred units	125,000	125,000
General Partner and Special Limited Partner	1,489,941	1,538,144
Limited Partners	42,828	(5,675)
Partners’ capital attributable to the Aimco Operating Partnership	1,657,769	1,657,469
Noncontrolling interests in consolidated real estate partnerships	(2,984)	(1,716)
Total partners’ capital	1,654,785	1,655,753
Total liabilities and partners’ capital	$6,544,356	$6,079,040

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUES
Rental and other property revenues attributable to Real Estate	$231,130	$227,703	$456,523	$452,931
Rental and other property revenues of partnerships served by Asset Management business	19,000	18,533	37,808	37,095
Tax credit and transaction revenues	57	2,856	3,576	5,547
Total revenues	250,187	249,092	497,907	495,573

OPERATING EXPENSES
Property operating expenses attributable to Real Estate	76,031	79,082	154,318	158,694
Property operating expenses of partnerships served by Asset Management business	9,062	8,391	18,257	17,601
Depreciation and amortization	97,485	89,155	190,033	176,323
General and administrative expenses	13,882	10,108	25,237	21,071
Other expenses, net	4,366	2,650	7,324	4,389
Total operating expenses	200,826	189,386	395,169	378,078
Operating income	49,361	59,706	102,738	117,495
Interest income	2,884	2,012	5,056	4,204
Interest expense	(49,906)	(46,858)	(97,701)	(94,740)
Other, net	200	200	424	665
Income before income taxes and gain on dispositions	2,539	15,060	10,517	27,624
Income tax benefit	4,395	5,023	41,783	10,008
Income before gain on dispositions	6,934	20,083	52,300	37,632
Gain on dispositions of real estate, inclusive of related income tax	222	1,508	50,546	1,114
Net income	7,156	21,591	102,846	38,746
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(45)	(813)	(6,251)	(1,764)
Net income attributable to the Aimco Operating Partnership	7,111	20,778	96,595	36,982
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(4,083)	(4,088)	(8,168)	(8,185)
Net income attributable to participating securities	(79)	(63)	(204)	(123)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$2,949	$16,627	$88,223	$28,674

Net income attributable to the Aimco Operating Partnership per common unit – basic	$0.02	$0.10	$0.54	$0.18
Net income attributable to the Aimco Operating Partnership per common unit – diluted	$0.02	$0.10	$0.54	$0.17
Distributions declared per common unit	$0.38	$0.36	$0.76	$0.72

Weighted average common units outstanding – basic	164,685	163,740	164,138	163,777
Weighted average common units outstanding – diluted	164,815	164,150	164,268	164,230

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$7,156	$21,591	$102,846	$38,746
Other comprehensive loss:
Unrealized (losses) gains on interest rate swaps	(4)	(345)	415	(355)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	100	369	219	755
Unrealized (losses) gains on available for sale debt securities	(451)	1,080	(1,051)	(421)
Other comprehensive (loss) gain	(355)	1,104	(417)	(21)
Comprehensive income	6,801	22,695	102,429	38,725
Comprehensive income attributable to noncontrolling interests	(45)	(856)	(6,251)	(1,865)
Comprehensive income attributable to the Aimco Operating Partnership	$6,756	$21,839	$96,178	$36,860

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,846	$38,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190,033	176,323
Gain on dispositions of real estate, inclusive of related income tax	(50,546)	(1,114)
Income tax benefit	(41,783)	(10,008)
Other adjustments	2,307	4,706
Net changes in operating assets and operating liabilities	(17,231)	(31,147)
Net cash provided by operating activities	185,626	177,506
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(205,318)	(8,189)
Capital expenditures	(164,116)	(176,388)
Proceeds from dispositions of real estate	76,317	10,915
Purchases of corporate assets	(2,649)	(6,005)
Other investing activities	2,079	733
Net cash used in investing activities	(293,687)	(178,934)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	360,613	68,535
Principal repayments on non-recourse property debt	(257,144)	(91,420)
Proceeds from term loan	—	250,000
Net borrowings on revolving credit facility	153,010	227,790
Payment of distributions to holders of Preferred Units	(8,168)	(8,185)
Payment of distributions to General Partner and Special Limited Partner	(119,288)	(112,661)
Payment of distributions to Limited Partners	(5,625)	(5,408)
Payment of distributions to noncontrolling interests	(7,502)	(1,880)
Purchases of noncontrolling interests in consolidated real estate partnerships	(3,581)	(311,055)
Other financing activities	(7,855)	(12,057)
Net cash provided by financing activities	104,460	3,659
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,601)	2,231
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	142,541	131,150
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$138,940	$133,381

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 1 — Organization
Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. Aimco is a self-administered and self-managed real estate investment trust, or REIT. AIMCO Properties, L.P., or the Aimco Operating Partnership, is a Delaware limited partnership formed on May 16, 1994, to conduct our business, which is focused on the ownership, management, redevelopment and limited development of quality apartment communities located in several of the largest markets in the United States.
Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as partnership preferred units, which we refer to as preferred OP Units. As of June 30, 2018, after eliminations for units held by consolidated subsidiaries, the Aimco Operating Partnership had 166,403,852 common partnership units outstanding. As of June 30, 2018, Aimco owned 157,351,428 of the common partnership units (94.6% of the common partnership units) of the Aimco Operating Partnership and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of June 30, 2018, we owned an equity interest in 138 apartment communities with 37,897 apartment homes in our Real Estate portfolio. Our Real Estate portfolio is diversified by both price point and geography and consists primarily of market rate apartment communities in which we own a substantial interest. We consolidated 134 of these apartment communities with 37,755 apartment homes and these communities comprise our reportable segment.
As of June 30, 2018, we also held nominal ownership positions in partnerships that own 46 low-income housing tax credit apartment communities with 6,898 apartment homes. We provide services to these partnerships and receive fees and other payments in return. Our relationship with these partnerships is different than real estate ownership and is better described as an asset management business, or Asset Management. In accordance with accounting principles generally accepted in the United States of America, or GAAP, we are required to consolidate partnerships owning an aggregate of 39 apartment communities with 6,211 apartment homes. We completed the sale of our Asset Management business on July 25, 2018.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
Temporary Equity and Partners’ Capital
The following table presents a reconciliation of the Aimco Operating Partnership’s preferred OP Units from December 31, 2017 to June 30, 2018. The preferred OP Units may be redeemed at the holders’ option (as further discussed in Note 5), and are therefore presented within temporary equity in Aimco’s condensed consolidated balance sheets and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets (in thousands).

Balance, December 31, 2017	$101,537
Distributions to holders of preferred OP Units	(3,871)
Redemption of preferred OP Units and other	(205)
Net income attributable to preferred OP Units	3,871
Balance, June 30, 2018	$101,332
Aimco Equity (including Noncontrolling Interests)
The following table presents a reconciliation of Aimco’s consolidated permanent equity accounts from December 31, 2017 to June 30, 2018 (in thousands):

	Aimco Equity	Noncontrolling interests in consolidated real estate partnerships	Common noncontrolling interests in Aimco Operating Partnership	Total Equity
Balance, December 31, 2017	$1,663,144	$(1,716)	$(5,675)	$1,655,753
Contributions	—	(20)	—	(20)
Issuance of common OP Units	—	—	50,151	50,151
Dividends on Preferred Stock	(4,297)	—	—	(4,297)
Dividends and distributions on Common Stock and common OP Units	(119,558)	(7,499)	(5,973)	(133,030)
Redemptions of common OP Units	—	—	(7,611)	(7,611)
Amortization of stock-based compensation cost	4,481	—	780	5,261
Effect of changes in ownership for consolidated entities	(17,385)	—	7,283	(10,102)
Change in accumulated other comprehensive loss	(395)	—	(22)	(417)
Other	122	—	—	122
Net income	88,829	6,251	3,895	98,975
Balance, June 30, 2018	$1,614,941	$(2,984)	$42,828	$1,654,785

Partners’ Capital attributable to the Aimco Operating Partnership
The following table presents a reconciliation of the consolidated partners’ capital balances in permanent capital that are attributable to the Aimco Operating Partnership from December 31, 2017 to June 30, 2018 (in thousands):

Partners’ capital attributable to the Aimco Operating Partnership
Balance, December 31, 2017	$1,657,469
Issuance of common OP Units	50,151
Distributions to preferred units held by Aimco	(4,297)
Distributions to common units held by Aimco	(119,558)
Distributions to common units held by Limited Partners	(5,973)
Redemption of common OP Units	(7,611)
Amortization of Aimco stock-based compensation cost	5,261
Effect of changes in ownership for consolidated entities	(10,102)
Change in accumulated other comprehensive loss	(417)
Other	122
Net income	92,724
Balance, June 30, 2018	$1,657,769
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
Reclassifications
Certain items included in the 2017 financial statements have been reclassified to conform to the current presentation.
Income Taxes
As discussed in Note 9 to the consolidated financial statements in Item 8 of our Form 10-K for the year ended December 31, 2017, we have not completed our accounting for the tax effects of the enactment of the Tax Cuts and Jobs Act in late December 2017. During the six months ended June 30, 2018, we recognized a measurement period adjustment to reduce by $11.3 million an estimated valuation allowance recognized as of December 31, 2017. During the six months ended June 30, 2018, we also recognized an offsetting valuation allowance resulting from an intercompany transfer of assets related to our Asset Management business. These adjustments had no net effect on our results of operations or effective tax rate.
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
Effective January 1, 2018, we also adopted new standards issued by the FASB that affect the presentation and disclosure of the statements of cash flows. We are now required to present combined inflows and outflows of cash, cash equivalents, and restricted cash in the consolidated statement of cash flows. Previously our consolidated statements of cash flows presented transfers between restricted and unrestricted cash accounts as operating, financing, and investing cash activities depending upon the required or intended purpose for the restricted funds. The new guidance also requires debt prepayment and other extinguishment related payments to be classified as financing activities. We previously classified such payments as operating activities. We have revised our condensed consolidated statements of cash flows for the six months ended June 30, 2017 to conform to this presentation, and the effect of the revisions to net cash flows from operating and investing activities as previously reported for the six months ended June 30, 2017 are summarized in the following table (in thousands):

	As Previously Reported	Adjustments	As Revised
Net cash flows from operating activities	$176,013	$1,493	$177,506
Net cash flows from investing activities	(177,154)	(1,780)	(178,934)
As of June 30, 2018, in addition to the balances presented as cash, cash equivalents and restricted cash on the condensed consolidated balance sheets, there is $0.4 million of cash, cash equivalents and restricted cash included in assets held for sale.
Note 3 — Significant Transactions, Dispositions of Apartment Communities and Assets Held for Sale
Acquisition of Apartment Communities
During the six months ended June 30, 2018, we purchased for $160.0 million Bent Tree Apartments, a 748-apartment home community in Fairfax County, Virginia. The purchase price, plus $1.0 million of capitalized transaction costs, was allocated as follows: $47.0 million to land; $113.0 million to buildings and improvements; and $1.0 million to other items.
During the six months ended June 30, 2018, we agreed to acquire six apartment communities in the Philadelphia area for a stated purchase price of $445.0 million. The portfolio includes 1,006 existing apartment homes, 110 apartment homes under construction, and 185,000 square feet of office and retail space. On May 1, 2018, we purchased four of the six apartment communities, including 665 apartment homes and 153,000 square feet of office and retail space. The gross purchase price consisted of $208.9 million of assumed property-level debt and the issuance of 1.2 million OP Units. In accordance with GAAP, the OP Units were valued at $41.08 per unit, the closing price of Aimco’s common share on May 1, 2018. Total consideration, plus $6.4 million of capitalized transaction costs, was allocated as follows: $14.1 million to land; $282.5 million to buildings and improvements; $6.3 million to intangible assets; and $3.1 million to intangible liabilities. The purchase of the fifth apartment community is conditioned upon the City of Camden’s approval of the transfer of the existing PILOT tax agreement, which has not yet been received. The purchase of the sixth apartment community is expected upon completion of the construction in the first half of 2019.
Dispositions of Apartment Communities and Assets Held for Sale
During the six months ended June 30, 2018, we sold three apartment communities with 513 apartment homes for a gain on disposition of $50.6 million, net of income tax, and gross proceeds of $71.9 million resulting in $64.6 million in net proceeds to us. Two of these communities are located in southern Virginia and one is located in suburban Maryland.
During the six months ended June 30, 2018, we sold our interests in the entities owning the La Jolla Cove property in settlement of legal actions filed in 2014 by a group of disappointed buyers who had hoped to acquire the property. We provided seller financing with a stated value of $48.6 million and received net cash proceeds of approximately $5.0 million in the sale.
In addition to the apartment communities we sold during the periods presented, from time to time we may be marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such communities meet the criteria to be classified as held for sale.
On July 25, 2018, we sold for $590.0 million our Asset Management business and our four affordable apartment communities located in Hunters Point. After payment of transaction costs and repayment of property-level debt encumbering the Hunters Point apartment communities, net proceeds were approximately $512.0 million. The related assets and liabilities were classified as held for sale as of June 30, 2018.
As of June 30, 2018, we also classified Chestnut Hill Village, an 821-apartment home community located in north Philadelphia, as held for sale. On July 27, 2018, we sold this community for gross proceeds of $170.4 million, resulting in $165.5 million of net proceeds to us.

Note 4 — Commitments and Contingencies
Commitments
In connection with our redevelopment, development and capital improvement activities, we have entered into various construction-related contracts and we have made commitments to complete redevelopment of certain apartment communities, pursuant to financing or other arrangements. As of June 30, 2018, our commitments related to these capital activities totaled approximately $118.0 million, most of which we expect to incur during the next 12 months.
We enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
Tax Credit Arrangements
For various consolidated partnerships served by our Asset Management business, we are required to manage the partnerships and related apartment communities in compliance with various laws, regulations and contractual provisions that apply to historic and low-income housing tax credit syndication arrangements. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized by the limited partners in these partnerships and would require a refund or reduction of investor capital contributions, which are reported as deferred income in our condensed consolidated balance sheets, until such time as our obligation to deliver tax benefits is relieved. In connection with the July 25, 2018, sale of our Asset Management business, the performance obligation related to continuing compliance was assumed by the purchaser.
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
We are engaged in discussions with the Environmental Protection Agency, or EPA, and the Indiana Department of Environmental Management, or IDEM, regarding contaminated groundwater in a residential area in the vicinity of an Indiana apartment community that has not been owned by us since 2008. The contamination allegedly derives from a dry cleaner that operated on our former property, prior to our ownership. We have undertaken a voluntary remediation of the dry cleaner contamination under IDEM’s oversight, and in previous years accrued our share of the then-estimated cleanup and abatement costs. In 2016, EPA listed our former community and a number of residential communities in the vicinity on the National Priorities List, or NPL (i.e. as a Superfund site). In May 2018, we prevailed on our federal judicial appeal vacating the Superfund listing. We continue to work with EPA and IDEM to identify options for clean-up of the site. Although the outcome of these processes are uncertain, we do not expect their resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We also have been contacted by regulators and the current owner of a property in Lake Tahoe, California, regarding environmental issues allegedly stemming from the historic operation of a dry cleaner. An entity owned by us was the former general partner of a now-dissolved partnership that previously owned a site that was used for dry cleaning. That entity and the current property owner have been remediating the dry cleaner site since 2009, under the oversight of the Lahontan Regional Water Quality Control Board, or Lahontan. In May 2017, Lahontan issued a final cleanup and abatement order that names four potentially-

responsible parties, acknowledges that there may be additional responsible parties, and requires the named parties to perform additional groundwater investigation and corrective actions with respect to onsite and offsite contamination. We are appealing the final order while simultaneously complying with it. Although the outcome of this process is uncertain, we do not expect its resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of June 30, 2018, are immaterial to our consolidated financial condition, results of operations and cash flows.
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
Our common stock and common partnership unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. These equivalents also include unvested total stockholder return, or TSR, restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of common shares and common partnership units outstanding equal to the number of shares that vest. The effect of 0.1 million and 0.4 million of these securities was dilutive for the three months ended June 30, 2018 and 2017, respectively. The effect of 0.1 million and 0.5 million of these securities was dilutive for the six months ended June 30, 2018 and 2017, respectively. Securities with dilutive effect are included in the denominator for calculating diluted earnings per share and unit during these periods. There were 0.2 million potential shares and 0.2 million potential units not dilutive and excluded from the denominator for calculating diluted earnings per share and per unit, respectively, for both the three and six months ended June 30, 2018 and 2017.
Our time-based restricted stock awards receive dividends similar to shares of Common Stock and common partnership units prior to vesting and our TSR long-term incentive partnership units receive a percentage of the distributions paid to common partnership units prior to vesting. These dividends and distributions are not forfeited if the awards fail to vest. Therefore, the unvested shares and units related to these awards are participating securities. The effect of participating securities is included in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury method. There were 0.3 million and 0.2 million unvested participating securities as of June 30, 2018 and 2017, respectively.
The Aimco Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The Aimco Operating Partnership may redeem these units for cash, or at its option, shares of Common Stock. As of June 30, 2018, these preferred OP Units were potentially redeemable for approximately 2.4 million shares of Common Stock (based on the period end market price), or cash. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations and we expect to exclude them in future periods.
Note 6 — Fair Value Measurements
Recurring Fair Value Measurements
We measure at fair value on a recurring basis our investments in the securitization trust that holds certain of our property debt, which we classify as available for sale, or AFS, debt securities, and our interest rate swaps, both of which are classified within Level 2 of the GAAP fair value hierarchy.
Our investments in debt securities classified as AFS are presented within other assets in the accompanying condensed consolidated balance sheets. We hold several positions in the securitization trust that pay interest currently and we also hold the first loss position in the securitization trust, which accrues interest over the term of the investment. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining term of the investments, which, as of June 30, 2018, was approximately 2.9 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $80.6 million and $77.7 million at June 30, 2018 and December 31, 2017, respectively. We estimated the fair value of these investments to be $84.6 million and $82.8 million at June 30, 2018 and December 31, 2017, respectively.
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
Certain consolidated partnerships served by our Asset Management business entered into interest rate swap agreements, which limited exposure to interest rate risk on the partnerships’ debt by effectively converting the interest from a variable rate to a fixed rate. We estimated the fair value of interest rate swaps using an income approach with primarily observable inputs, including information regarding the hedged variable cash flows and forward yield curves relating to the variable interest rates on which the hedged cash flows are based.
The following table sets forth a summary of the changes in fair value of these interest rate swaps (in thousands):

	Six Months Ended June 30,
	2018	2017
Beginning balance	$(1,795)	$(3,175)
Unrealized losses included in interest expense	—	(23)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	219	755
Unrealized gains (losses) included in equity and partners’ capital	415	(355)
Ending balance	$(1,161)	$(2,798)
As of June 30, 2018 and December 31, 2017, the interest rate swaps had aggregate notional amounts of $21.7 million and $22.0 million, respectively. We designated these interest rate swaps as cash flow hedges. As of June 30, 2018, the fair value of these swaps is presented within liabilities held for sale in our condensed consolidated balance sheets, and we recognized any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity and partners’ capital to the extent of their effectiveness. Effective July 25, 2018, in connection with the sale of our Asset Management business, these obligations were derecognized.
Fair Value Disclosures
We believe that the carrying values of the consolidated amounts of cash and cash equivalents, receivables and payables approximate their fair values at June 30, 2018, and December 31, 2017, due to their relatively short-term nature and high probability of realization. The estimated fair value of the total indebtedness associated with our Real Estate portfolio was approximately $4.2 billion at June 30, 2018, as compared to a carrying amount of $4.3 billion at June 30, 2018. The carrying value of the total indebtedness associated with our Real Estate portfolio approximated its estimated fair value at December 31, 2017. We estimate the fair value of our consolidated debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered apartment communities within our portfolio. We classify the fair value of debt within Level 3 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate its fair value.

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
Apartment communities are classified as either part of our Real Estate portfolio or those owned through partnerships served by our Asset Management business. As of June 30, 2018, for segment performance evaluation, our Real Estate segment included 134 consolidated apartment communities with 37,755 apartment homes and excluded four apartment communities with 142 apartment homes that we neither manage nor consolidate.
As of June 30, 2018, through our Asset Management business we also held nominal ownership positions in consolidated partnerships that own 39 low-income housing tax credit apartment communities with 6,211 apartment homes. Neither the results of operations nor the assets of these partnerships and apartment communities are quantitatively material; therefore, we have one reportable segment, Real Estate.
The following tables present the revenues, net operating income and income before gain on dispositions of our Real Estate segment on a proportionate basis and excluding amounts related to apartment communities sold or held for sale as of June 30, 2018 for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Three months ended June 30, 2018:
Rental and other property revenues attributable to Real Estate	$214,478	$8,192	$8,460	$231,130
Rental and other property revenues of partnerships served by Asset Management business	—	—	19,000	19,000
Tax credit and transaction revenues	—	—	57	57
Total revenues	214,478	8,192	27,517	250,187
Property operating expenses attributable to Real Estate	60,930	7,655	7,446	76,031
Property operating expenses of partnerships served by Asset Management business	—	—	9,062	9,062
Other operating expenses not allocated to reportable segment (3)	—	—	115,733	115,733
Total operating expenses	60,930	7,655	132,241	200,826
Operating income	153,548	537	(104,724)	49,361
Other items included in income before gain on dispositions (4)	—	—	(42,427)	(42,427)
Income before gain on dispositions	$153,548	$537	$(147,151)	$6,934

	Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Three months ended June 30, 2017:
Rental and other property revenues attributable to Real Estate	$193,908	$13,547	$20,248	$227,703
Rental and other property revenues of partnerships served by Asset Management business	—	—	18,533	18,533
Tax credit and transaction revenues	—	—	2,856	2,856
Total revenues	193,908	13,547	41,637	249,092
Property operating expenses attributable to Real Estate	55,559	8,870	14,653	79,082
Property operating expenses of partnerships served by Asset Management business	—	—	8,391	8,391
Other operating expenses not allocated to reportable segment (3)	—	—	101,913	101,913
Total operating expenses	55,559	8,870	124,957	189,386
Operating income	138,349	4,677	(83,320)	59,706
Other items included in income before gain on dispositions (4)	—	—	(39,623)	(39,623)
Income before gain on dispositions	$138,349	$4,677	$(122,943)	$20,083

	Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Six months ended June 30, 2018:
Rental and other property revenues attributable to Real Estate	$420,800	$16,978	$18,745	$456,523
Rental and other property revenues of partnerships served by Asset Management business	—	—	37,808	37,808
Tax credit and transaction revenues	—	—	3,576	3,576
Total revenues	420,800	16,978	60,129	497,907
Property operating expenses attributable to Real Estate	120,273	15,914	18,131	154,318
Property operating expenses of partnerships served by Asset Management business	—	—	18,257	18,257
Other operating expenses not allocated to reportable segment (3)	—	—	222,594	222,594
Total operating expenses	120,273	15,914	258,982	395,169
Operating income	300,527	1,064	(198,853)	102,738
Other items included in income before gain on dispositions (4)	—	—	(50,438)	(50,438)
Income before gain on dispositions	$300,527	$1,064	$(249,291)	$52,300

	Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Six months ended June 30, 2017:
Rental and other property revenues attributable to Real Estate	$385,414	$27,388	$40,129	$452,931
Rental and other property revenues of partnerships served by Asset Management business	—	—	37,095	37,095
Tax credit and transaction revenues	—	—	5,547	5,547
Total revenues	385,414	27,388	82,771	495,573
Property operating expenses attributable to Real Estate	111,734	17,880	29,094	158,708
Property operating expenses of partnerships served by Asset Management business	—	—	17,587	17,587
Other operating expenses not allocated to reportable segment (3)	—	—	201,783	201,783
Total operating expenses	111,734	17,880	248,464	378,078
Operating income	273,680	9,508	(165,693)	117,495
Other items included in income before gain on dispositions (4)	—	—	(79,863)	(79,863)
Income before gain on dispositions	$273,680	$9,508	$(245,556)	$37,632

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

(2)
Includes the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any, and the operating results of apartment communities owned by consolidated partnerships served by our Asset Management business. Corporate and Amounts Not Allocated to Reportable Segment also includes property management expenses and casualty gains and losses, which are included in consolidated property operating expenses and are not part of our segment performance measure.

(3)
Other operating expenses not allocated to reportable segment consists of depreciation and amortization, general and administrative expenses and other operating expenses, which are not included in our measure of segment performance.

(4)	Other items included in income before gain on dispositions primarily consists of interest and income tax benefit.
The assets of our reportable segment and the consolidated assets not allocated to our segment are as follows (in thousands):

	June 30, 2018	December 31, 2017
Real Estate	$5,853,287	$5,391,816
Corporate and other assets (1)	691,069	687,224
Total consolidated assets	$6,544,356	$6,079,040

(1)
Includes the assets not allocated to our reportable segment, primarily the assets of consolidated partnerships served by our Asset Management business and apartment communities sold or held for sale as of June 30, 2018.

For the six months ended June 30, 2018 and 2017, capital additions related to our Real Estate segment totaled $158.4 million and $163.2 million, respectively.
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
Certain partnerships served by our Asset Management business own interests in low-income housing tax credit apartment communities that are structured to provide for the pass-through of tax credits and tax deductions to their partners and are VIEs. We held a nominal ownership position in these partnerships, generally one percent or less. As general partner in these partnerships, we were the sole decision maker and we received fees and other payments in return for the asset management and other services we provided and thus shared in the economics of the partnerships, and as such, we were the primary beneficiary of these partnerships. On July 25, 2018, we completed the sale of our Asset Management business. The table below summarizes information regarding VIEs consolidated by the Aimco Operating Partnership:

	June 30, 2018	December 31, 2017
Real Estate portfolio:
VIEs with interests in apartment communities	13	14
Apartment communities owned by VIEs	13	14
Apartment homes in communities owned by VIEs	4,196	4,321
Consolidated partnerships served by Asset Management business:
VIEs with interests in apartment communities	41	49
Apartment communities owned by VIEs	31	37
Apartment homes in communities owned by VIEs	4,879	5,893

Assets of the Aimco Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the Aimco Operating Partnership. Assets and liabilities of consolidated VIEs are summarized in the table below (in thousands):

	June 30, 2018	December 31, 2017
Real Estate portfolio:
Assets
Net real estate	$478,774	$529,898
Cash and cash equivalents	13,776	16,111
Restricted cash	6,302	4,798
Assets held for sale	57,596	—
Liabilities
Non-recourse property debt secured by Real Estate communities, net	340,874	412,205
Accrued liabilities and other	12,204	10,623
Liabilities related to assets held for sale	68,443	—
Consolidated partnerships served by Asset Management business:
Assets held for sale at June 30, 2018
Real estate, net	171,281	215,580
Cash and cash equivalents	14,366	15,931
Restricted cash	22,691	30,107
Liabilities related to assets held for sale at June 30, 2018
Non-recourse property debt	183,188	220,356
Accrued liabilities and other	15,118	20,241

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Overview
We are focused on the ownership, management, redevelopment and limited development of quality apartment communities located in several of the largest markets in the United States.
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
The results from the execution of our business plan during the three months ended June 30, 2018, are further described below.
Net income attributable to common stockholders per common share decreased by $0.08 during the three months ended June 30, 2018 compared to 2017, due to higher depreciation from redevelopments placed into service and from apartment communities acquired during 2018 and to lower gains on sale of real estate.
Pro forma FFO per share was flat for the three months ended June 30, 2018, as compared to the same period in 2017. The following items contributed to Pro forma FFO:

•	$0.02 from Same Store property net operating income growth of 3.2%, driven by a 3.2% increase in revenue offset by a 3.3% increase in expenses; and

•
$0.03 from leasing activity related to renovated homes at Redevelopment communities, 2018 acquisitions and the second quarter 2017 reacquisition of a 47% interest in the Palazzo communities, offset in part by lower property net operating income from apartment communities sold in 2017 and 2018.

As compared to 2017, this increase of $0.05 to Pro forma FFO per share was offset primarily by increased interest expense on corporate borrowings, primarily related to acquisitions, increased personnel costs, primarily due to the timing of incentive compensation costs, and lower tax benefits.
AFFO per share increased 6% during the three months ended June 30, 2018, as compared to the same period in 2017, as a result of of lower Capital Replacement spending. Approximately one-third of the decrease in Capital Replacement spending was due to our paired trade activity, including the sale of 2,300 apartment homes in 2017 and an additional 513 apartment homes through June 30, 2018, and the remaining decrease is due to the timing of 2018 capital spending. As we concentrate our investment capital in higher quality, higher price point communities, Free Cash Flow margin is increasing as Capital Replacements decline as a percentage of net operating income.
Operational Excellence
We own and operate a portfolio of market rate apartment communities, diversified by both geography and price point, which we refer to as our Real Estate portfolio. At June 30, 2018, our Real Estate portfolio included 138 apartment communities with 37,897 apartment homes in which we held an average ownership of approximately 99%. This portfolio was divided about two thirds by value to our “Same Store” portfolio of stabilized apartment communities and about one third by value to “Other Real Estate,” which includes recently acquired communities and communities under redevelopment or development whose long-term financial contribution is not yet stabilized.
Our property operations team produced solid results for our Real Estate portfolio for the three months ended June 30, 2018. Highlights include:

•	Same Store net operating income growth of 3.2% for the three months ended June 30, 2018 compared to 2017;

•	Same Store rent increases on renewals and new leases averaged 4.8% and 1.9%, respectively, for a weighted average increase of 3.4%; and

•	Average daily occupancy of 96.3%, 40 basis points higher than the same period in 2017.

Redevelopment
Our second line of business is the redevelopment of apartment communities, where we expect to create value of at least 25% to 35% of our incremental investment by repositioning communities within our portfolio. We measure the rate and quality of financial returns by net asset value creation, an important component of Economic Income, our primary measure of long-term financial performance. We also undertake ground-up development when warranted by risk-adjusted investment returns, either directly in connection with the redevelopment of an existing apartment community or, on a more limited basis, at a new location. When warranted, we rely on the expertise and credit of a third-party developer familiar with the local market to limit our exposure to construction risk.
We invest to earn risk-adjusted returns in excess of those expected from the apartment communities sold in paired trades to fund the redevelopment or development. Of these two activities, we favor redevelopment because it permits adjustment to the scope and timing of spending to align with changing market conditions and customer preferences.
During the three months ended June 30, 2018, we invested $42.2 million in redevelopment and development. In Center City, Philadelphia, we continued construction on the fourth and final tower of Park Towne Place; lease-up is underway. At June 30, 2018, 90% of the redeveloped apartment homes in the community were leased and 28 of the 136 homes still under renovation were pre-leased.
During the three months ended June 30, 2018, we invested $9.8 million in the development of our Parc Mosaic community in Boulder, Colorado. We expect completion of construction in late 2019 and initial occupancy in the summer of 2019.
Our total potential net investment in our current redevelopments and developments is $519.8 million with a projected weighted average net operating income yield on these investments of 6.1%, assuming untrended rents. Of this total, $313.6 million has been funded. Our funding needs for 2018 for our remaining redevelopment and development investment will be satisfied through a combination of leverage and community sales, including proceeds from the July 25, 2018 sale of our Asset Management business and our four affordable communities located in Hunters Point included in our Real Estate portfolio, discussed below.
During the three months ended June 30, 2018, we leased 181 apartment homes at our redevelopment communities. As of June 30, 2018, our exposure to lease-up at active redevelopment and development projects was approximately 419 apartment homes, of which 108 were in the fourth tower of Park Towne Place and 215 were being constructed at Parc Mosaic and 96 were located in three active redevelopments.
During the third quarter, we expect to exercise our option to acquire approximately two acres of land adjacent to our 21 Fitzsimons apartment community, located on the University of Colorado Anschutz Medical Campus, for the development of an apartment community. Over the next two years, we expect to invest approximately $87.0 million to construct 253 apartment homes and 4,600 square feet of retail space. We anticipate a stabilized net operating income yield in the low 6% range, driven by an 80% net operating income margin due to operational efficiencies from owning the adjacent property, and a Free Cash Flow internal rate of return greater than 10% resulting in value creation of at least 35%. Upon completion of the project, we will own and operate 853 apartment homes on the campus. Employment on the campus has grown by 9% annually from 2015 to 2017, and exceeds 25,000 jobs today. This number is expected to grow to 46,000 jobs over the next 12 years. We have multi-year options to acquire the balance of the land on the campus that is zoned for multifamily, enough for an additional 600 apartment homes.
Please see below under the Liquidity and Capital Resources – Redevelopment and Development heading for additional information regarding our redevelopment and development investment during the six months ended June 30, 2018.
Portfolio Management
Our portfolio of apartment communities is diversified across “A,” “B,” and “C+” price points, averaging “B/B+” in quality, and is also diversified across several of the largest markets in the United States. We measure the quality of apartment communities in our Real Estate portfolio based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of the local market average; as “B” quality apartment communities those earning rents between 90% and 125% of the local market average; as “C+” quality apartment communities those earning rents greater than $1,100 per month, but lower than 90% of the local market average; and as “C” quality apartment communities those earning rents less than $1,100 per month and lower than 90% of the local market average. We classify as “B/B+” quality a portfolio that on average earns rents between 100% and 125% of the local market average rents where the portfolio is located. Although some companies and analysts within the multifamily real estate industry use apartment community quality ratings of “A,” “B” and “C,” some of which are tied to the local market rent averages, the metrics used to classify apartment community quality as well as the period for which the local market rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multifamily real estate industry.
As part of our portfolio strategy, we seek to sell up to 10% of our portfolio annually and to reinvest the proceeds from such sales in accretive uses such as capital enhancements, redevelopments, occasional development, and selective acquisitions with projected Free Cash Flow internal rates of return higher than expected from the communities being sold. Through this disciplined approach to capital recycling, since 2011, we have sold $4.2 billion in lower-rated apartment communities and we have significantly increased the quality and expected growth rate of our portfolio.

	Three Months Ended
	June 30,
	2018	2017
Average revenue per Aimco apartment home (1)	$2,090	$1,950
Portfolio average rents as a percentage of local market average rents	112%	113%
Percentage A (2Q 2018 average revenue per Aimco apartment home $2,770)	50%	53%
Percentage B (2Q 2018 average revenue per Aimco apartment home $1,839)	35%	33%
Percentage C+ (2Q 2018 average revenue per Aimco apartment home $1,669)	15%	14%
(1) Represents average monthly rental and other property revenues (excluding resident reimbursement of utility cost) divided by the number of occupied apartment homes as of the end of the current period.

Our average revenue per apartment home was $2,090 for three months ended June 30, 2018, a 7% increase compared to 2017. This increase is due to year-over-year growth in Same Store revenue as well as our acquisition activities, lease-up of redevelopment and acquisition properties, and the sale of communities with average monthly revenues per apartment home lower than those of the retained portfolio.
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
During the three months ended June 30, 2018, we agreed to acquire six communities in the Philadelphia area. On May 1, 2018, we purchased four communities including 665 apartment homes and 153,000 square feet of office and retail space for $307.9 million. The purchase of the fifth apartment community is conditioned upon the City of Camden’s approval of the transfer of the existing PILOT tax agreement, which has not yet been received. The purchase of the sixth apartment community is expected upon completion of construction in the first half of 2019. We anticipate our operation of the five operating communities will generate a year one net operating income yield of 5.3%, and for all six communities, average revenue per apartment home of $2,200 and a ten-year expected free cash flow internal rate of return of about 8%.
During the six months ended June 30, 2018, we purchased for $160 million Bent Tree Apartments, a 748-apartment home community in Fairfax County, Virginia. This community is expected to achieve a 5.6% year one net operating income capitalization rate. Since acquisition, results have exceeded underwriting, with new lease rates increasing by 8% overall and 5% before taking into consideration rate increases following capital investments. Occupancy has increased by approximately 300 basis points from the date of acquisition, to 97%.
Dispositions
On July 25, 2018, we sold for $590 million our Asset Management business and our four affordable apartment communities located in Hunters Point. After payment of transaction costs and repayment of property-level debt encumbering the Hunters Point apartment communities, net proceeds to us were approximately $512 million.
On July 27, 2018, we sold for $170 million Chestnut Hill Village, an 821-apartment home community located in north Philadelphia.
We used the proceeds from the two sales to fund 2018 acquisitions, completing the paired trades. The sale of Chestnut Hill Village rebalanced our capital allocation to Philadelphia from a lower-rated apartment community in north Philadelphia to communities in the more desirable Center City and University City submarkets. We used the proceeds from these sales to repay in full our our revolving credit facility and our term loan. We plan to use the remaining proceeds to reduce property-level borrowings and to fund an expected increase in 2018 redevelopment activity.
Balance Sheet
Our leverage includes our share of long-term, non-recourse property debt encumbering apartment communities in our Real Estate portfolio, outstanding borrowings under our revolving credit facility and term loan, and outstanding preferred equity. In our calculation of leverage, we exclude the non-recourse property debt obligations of consolidated partnerships served by our Asset Management business, as these were not our obligations and they had a limited effect on the amount of fees and other amounts we expected to receive in our role as asset manager for these partnerships. These obligations were derecognized in connection with the sale of our Asset Management business on July 25, 2018.
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
We target the ratio of Proportionate Debt and Preferred Equity to Adjusted EBITDA to be below 7.0x and we target the ratio of Adjusted EBITDA to Adjusted Interest Expense and Preferred Dividends to be greater than 2.5x. Our leverage ratios for the three months ended June 30, 2018, are presented below:

Proportionate Debt to Pro forma EBITDA (1)	6.5x
Proportionate Debt and Preferred Equity to Pro forma EBITDA (1)	6.9x
Adjusted EBITDA to Adjusted Interest Expense	3.4x
Adjusted EBITDA to Adjusted Interest Expense and Preferred Dividends	3.1x

(1)
Our Proportionate Debt to Pro forma EBITDA and Proportionate Debt and Preferred Equity to Pro forma EBITDA ratios have been calculated on a pro forma basis to reflect the impact of the July 2018 dispositions of our Asset Management business, our four affordable apartment communities located in Hunters Point and Chestnut Hill Village, described above. Pro forma EBITDA has also been adjusted to reflect our acquisition of the four Philadelphia apartment communities as if the transaction had closed on April 1, 2018. These adjustments reduced the ratios of Proportionate Debt to Adjusted EBITDA and Proportionate Debt and Preferred Equity to Adjusted EBITDA by 0.7x.

We calculate Pro forma EBITDA, Adjusted EBITDA and Adjusted Interest Expense used in our leverage ratios based on the most recent three month amounts, annualized. As used in the ratios above, Preferred Equity represents Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units.
We expect our Proportionate Debt to Adjusted EBITDA and Proportionate Debt and Preferred Equity to Adjusted EBITDA ratios to decrease to 6.3x and 6.7x, respectively, before year-end.
Our liquidity consists of cash balances and available capacity on our revolving line of credit. As of June 30, 2018, we had on hand $455.3 million in cash and restricted cash plus available capacity on our revolving line of credit. After the completion of the July dispositions, we used the proceeds to repay the term loan and outstanding borrowings on our revolving line of credit. On a pro forma basis, we would have had the capacity to borrow $592.9 million under our revolving line of credit and additional cash of approximately $207 million.
We also manage our financial flexibility by maintaining an investment grade rating and holding apartment communities that are unencumbered by property debt. At June 30, 2018, we held unencumbered apartment communities with an estimated fair value of approximately $2.0 billion.
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
Key Financial Indicators
The key financial indicators we use in managing our business and in evaluating our operating performance are Economic Income, our measure of long-term total return, and Adjusted Funds From Operations, our measure of current return. In addition to these indicators, we evaluate our operating performance and financial condition using: Pro forma FFO; Free Cash Flow; same store property net operating income; proportionate property net operating income; average revenue per effective apartment home; leverage ratios; and net leverage.
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
The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements included in Item 1.
Three and Six Months Ended June 30, 2018 compared to June 30, 2017
Net income attributable to Aimco decreased by $13.0 million and increased by $57.1 million, respectively, during the three and six months ended June 30, 2018 as compared to 2017. Net income attributable to the Aimco Operating Partnership decreased by $13.7 million and increased by $59.6 million, respectively, during the three and six months ended June 30, 2018 as compared to 2017. The following discussion describes the primary drivers of the changes in the net income attributable to Aimco and the Aimco Operating Partnership for the three and six months ended June 30, 2018 compared to 2017.
Property Operations
As described under the preceding Executive Overview heading, our Real Estate portfolio consists primarily of market rate apartment communities in which we hold a substantial equity ownership interest.
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
Additionally, we evaluate the revenue and expense performance of our segment as adjusted for utility reimbursements. Nearly two-thirds of our utility costs are reimbursed by residents. These reimbursements are included in rental and other property revenues in our condensed consolidated statements of operations prepared in accordance with GAAP, but beginning in 2018, our segment results below reflect utility reimbursements as a reduction of the corresponding expense. We have revised the 2017 amounts to conform to this presentation.
We do not include offsite costs associated with property management or casualty-related amounts in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below.
Refer to Note 7 in the condensed consolidated financial statements in Item 1 for further discussion regarding our reportable segments including a reconciliation of these proportionate amounts to the corresponding amounts in our condensed consolidated statements of operations.
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
As of June 30, 2018, our Real Estate segment consisted of 95 Same Store apartment communities with 26,367 apartment homes and 34 Other Real Estate communities with 9,963 apartment homes.
From December 31, 2017 to June 30, 2018, on a net basis, our Same Store portfolio increased by three apartment communities and decreased by 19 apartment homes. These changes consisted of:

•
the addition of one developed apartment community with 91 apartment homes and one redeveloped apartment community with 104 apartment homes that were classified as Same Store upon maintaining stabilized operations for the entirety of the periods presented;

•	the addition of one acquired apartment community with 115 apartment homes that was classified as Same Store because we have now owned it for the entirety of both periods presented;

•	the addition of one apartment community with 492 apartments homes that we no longer expect to sell within 12 months; and

•	the reduction of one apartment community with 821 apartment homes, which was classified as held for sale as of June 30, 2018.
As of June 30, 2018, our Other Real Estate communities included:

•	13 apartment communities with 6,284 apartment homes in redevelopment or development;

•	6 apartment communities with 1,876 apartment homes recently acquired; and

•
15 apartment communities with 1,803 apartment homes that do not meet the definition of Same Store because they are either subject to agreements that limit the amount by which we may increase rents or have not reached or maintained a stabilized level of occupancy as of the beginning of a two-year comparable period, often due to a casualty event.

Our Real Estate segment results for the three months ended June 30, 2018 and 2017, as presented below, are based on the apartment community populations as of June 30, 2018.

	Three Months Ended June 30,
(in thousands)	2018	2017	$ Change	% Change
Rental and other property revenues before utility reimbursements:
Same Store communities	$146,950	$142,372	$4,578	3.2%
Other Real Estate Communities	67,528	51,536	15,992	31.0%
Total	214,478	193,908	20,570	10.6%
Property operating expenses, net of utility reimbursements:
Same Store communities	38,496	37,261	1,235	3.3%
Other Real Estate Communities	22,434	18,298	4,136	22.6%
Total	60,930	55,559	5,371	9.7%
Proportionate property net operating income:
Same Store communities	108,454	105,111	3,343	3.2%
Other Real Estate Communities	45,094	33,238	11,856	35.7%
Total	$153,548	$138,349	$15,199	11.0%
For the three months ended June 30, 2018 compared to 2017, our Real Estate segment’s proportionate property net operating income increased $15.2 million, or 11.0%.
Same Store proportionate property net operating income increased by $3.3 million, or 3.2%. This increase was primarily attributable to a $4.6 million, or 3.2%, increase in rental and other property revenues due to higher average revenues of $53 per Aimco apartment home comprised of increases in rental rates and a 40 basis point increase in average daily occupancy. Renewal rents, which is the rent paid by an existing resident who renewed her lease compared to the rent she previously paid, were up 4.8% for the three months ended June 30, 2018, and new lease rents, which is the rent paid by a new resident compared to the rent paid by the previous resident of the same apartment home, were up 1.9%, resulting in a weighted average increase of 3.4%. The increase in Same Store rental and other property revenues was partially offset by a $1.2 million, or 3.3%, increase in property operating expenses primarily due to repairs and maintenance costs and increases in insurance and real estate taxes. During the three months ended June 30, 2018 compared to 2017, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, increased by $0.5 million, or 2.6%.
The proportionate property net operating income of Other Real Estate communities increased by $11.9 million, or 35.7%, for the three months ended June 30, 2018 compared to 2017 due to:

•
a $5.4 million increase in property net operating income due to the 2018 acquisition of Bent Tree Apartments and the four Philadelphia properties as well as the lease-up of Indigo located in Redwood City, California;

•
a $0.9 million increase in property net operating income due to leasing activities at redevelopment and development communities, partially offset by decreases due to apartment homes taken out of service for development; and

•
higher property net operating income of $5.6 million from other communities, primarily the effect of our increased ownership interest in the Palazzo communities from our June 2017 reacquisition of a 47% limited partner interest in the related joint venture.

	Six Months Ended June 30,
(in thousands)	2018	2017	$ Change	% Change
Rental and other property revenues before utility reimbursements:
Same Store communities	$291,804	$283,582	$8,222	2.9%
Other Real Estate Communities	128,996	101,832	27,164	26.7%
Total	420,800	385,414	35,386	9.2%
Property operating expenses, net of utility reimbursements:
Same Store communities	77,419	75,375	2,044	2.7%
Other Real Estate Communities	42,854	36,359	6,495	17.9%
Total	120,273	111,734	8,539	7.6%
Proportionate property net operating income:
Same Store communities	214,385	208,207	6,178	3.0%
Other Real Estate Communities	86,142	65,473	20,669	31.6%
Total	$300,527	$273,680	$26,847	9.8%
For the six months ended June 30, 2018 compared to 2017, our Real Estate segment’s proportionate property net operating income increased $26.8 million, or 9.8%.
Same Store proportionate property net operating income increased by $6.2 million, or 3.0%. This increase was primarily attributable to an $8.2 million, or 2.9%, increase in rental and other property revenues due to higher average revenues of approximately $48 per effective home, comprised primarily of increases in rental rates and a 40 basis point increase in average daily occupancy. Renewal rents, which is the rent paid by an existing resident who renewed her lease compared to the rent she previously paid, were up 4.8% for the six months ended June 30, 2018, and new lease rents, which is the rent paid by a new resident compared to the rent paid by the previous resident of the same apartment home, were up 1.3%, resulting in a weighted average increase of 3.1%. The increase in Same Store rental and other property revenues was partially offset by a $2.0 million, or 2.7%, increase in property operating expenses, primarily due to increase in real estate taxes, repairs and maintenance costs and insurance. During the six months ended June 30, 2018 compared to 2017, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, increased by $0.8 million, or 2.0%.
The proportionate property net operating income of our Other Real Estate communities increased by $20.7 million, or 31.6% for the six months ended June 30, 2018 compared to 2017, due to:

•	a $7.9 million increase in property net operating income due to the 2018 acquisition of Bent Tree Apartments and the four Philadelphia properties as well as the lease-up of Indigo;

•
a $2.8 million increase in property net operating income due to leasing activities at redevelopment and development communities, partially offset by decreases due to apartment homes taken out of service for redevelopment; and

•
higher property net operating income of $10.0 million from other communities, primarily the effect of our increased ownership interest in the Palazzo communities from our June 2017 reacquisition of a 47% limited partner interest in the related joint venture.

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
For the three months ended June 30, 2018, casualty losses totaled $0.6 million and included a large claim due to storm damage. For the three months ended June 30, 2017, casualty losses totaled $2.4 million and included several large claims primarily related to fire damage.
For the six months ended June 30, 2018, casualty losses totaled $1.6 million and included several large claims primarily related to winter storm damage, partially offset by recovery from insurance carriers for insured losses in excess of policy limits. For the six months ended June 30, 2017, casualty losses totaled $4.3 million and included several large claims primarily related to fire damage.
Net operating income decreased for the three and six months ended June 30, 2018 compared to 2017, by $6.9 million and $13.5 million, respectively, due to apartment communities previously in our Real Estate portfolio that were sold as of June 30, 2018.
Asset Management Results
We provided asset management and other services to certain consolidated partnerships owning apartment communities that qualify for low-income housing tax credits and are structured to provide for the pass-through of tax credits and tax deductions to their partners. In July 2018, we completed the sale of our Asset Management business.
Contribution from Asset Management included in our condensed consolidated financial statements included: fees and other amounts paid to us from the net operating income of partnerships served by our Asset Management business, less interest expense incurred on non-recourse property debt obligations of the partnerships; income associated with delivery of tax credits to the third-party investors in the partnerships, which included amounts received during the period and amounts received in previous periods; and transactional revenue and other income less asset management expenses, which included certain allocated offsite costs related to the operation of this business.
The contribution from Asset Management for the three and six months ended June 30, 2018 compared to 2017, is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net operating income of partnerships served by Asset Management business	$10,783	$11,040	$21,201	$21,240
Interest expense on non-recourse property debt of partnerships	(3,241)	(3,280)	(6,527)	(6,511)
Amount available for payment of Asset Management fees	7,542	7,760	14,674	14,729
Tax credit income, net	(32)	2,516	1,785	5,029
Asset management expenses	(961)	(1,005)	(1,983)	(2,026)
Transactional revenue and other income	42	420	1,688	882
Contribution from Asset Management business	$6,591	$9,691	$16,164	$18,614
For the periods presented above, the contribution from the Asset Management business decreased primarily due to a decrease in tax credit income, net, following our early 2018 acquisition of an investor limited partner’s interest in two of the tax credit partnerships (and their rights to undelivered tax credits) prior to the end of the tax credit delivery period.
Depreciation and Amortization
For the three and six months ended June 30, 2018 compared to 2017, depreciation and amortization increased $8.3 million, or 9.3%, and $13.7 million, or 7.8%, respectively, primarily due to renovated apartment homes placed in service after their completion, partially offset by decreases associated with apartment communities sold.

General and Administrative Expenses
For the three and six months ended June 30, 2018, compared to the 2017, general and administrative expenses increased $3.8 million, or 37.3%, and $4.2 million, or 19.8%, respectively, primarily due to the timing of incentive compensation costs.
Other Expenses, net
Other expenses, net includes franchise taxes, costs associated with our risk management activities, partnership administration expenses and certain non-recurring items.
For the three and six months ended June 30, 2018 compared to 2017, other expenses increased by $1.7 million and $2.9 million, respectively, primarily due to higher legal costs associated with our ongoing litigation against Airbnb to protect our property right to select our residents and their neighbors and severance costs incurred during the three months ended June 30, 2018, in connection with the July 25, 2018 sale of our Asset Management business, partially offset by a reduction in other legal costs.
Interest Expense
For the three and six months ended June 30, 2018 compared to 2017, interest expense, which includes the amortization of debt issuance costs, increased by $3.0 million, or 6.5%, and $3.0 million, or 3.1%, respectively. The increases were primarily due to assumption of debt associated with the 2018 acquisition of four properties in Philadelphia and higher amounts outstanding on corporate borrowings used to fund the 2018 acquisition of Bent Tree Apartments, partially offset by properties refinanced with lower interest rates.
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
For the three and six months ended June 30, 2018 compared to 2017, income tax benefit decreased by $0.6 million and increased $31.8 million, respectively. Income tax benefit decreased during the three months ended primarily due to lower historic tax credits generated through the redevelopment of certain apartment communities. Income tax benefit increased during the six months ended June 30, 2018 primarily due to a tax benefit recognized in connection with an intercompany transfer of assets related to our Asset Management business, offset slightly by lower historic tax credits generated.
Gain on Dispositions of Real Estate, Inclusive of Related Income Tax
Real Estate
We did not sell any apartment communities from our Real Estate portfolio during the three months ended June 30, 2018. During the six months ended June 30, 2018, we sold three apartment communities with 513 apartment homes for a gain of $50.6 million, net of income tax, and gross proceeds of $71.9 million, resulting in $64.6 million in net proceeds to us.
We did not sell any apartment communities from our Real Estate portfolio during the three and six months ended June 30, 2017, though we sold a commercial property resulting in a small gain.
Asset Management
Consolidated partnerships served by our Asset Management business did not sell any apartment communities during the three and six months ended June 30, 2018.
During the three months ended June 30, 2017, a consolidated partnership served by our Asset Management business sold an apartment community with 200 apartment homes for a gain of $1.9 million and gross proceeds of $8.5 million, resulting in $4.5 million in net proceeds to us. During the six months ended June 30, 2017, consolidated partnerships served by our Asset Management business sold two apartment communities with 252 apartment homes for a gain of $2.6 million and gross proceeds of $10.9 million, resulting in $5.0 million in net proceeds to us.

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
For the three months ended June 30, 2018, we allocated nominal net income and for the three months ended June 30, 2017, we allocated net income of $0.8 million to noncontrolling interests in consolidated real estate partnerships resulting from operations of the consolidated apartment communities.
For the six months ended June 30, 2018 and 2017, we allocated net income of $6.3 million and $1.8 million, respectively, to noncontrolling interests in consolidated real estate partnerships.

•
The amount of net income allocated to noncontrolling interests resulting from operations of the consolidated apartment communities was $0.1 million and $1.8 million for the six months ended June 30, 2018 and 2017, respectively. The decrease was primarily due to the 2017 reacquisition of our limited partner’s interests in the Palazzo joint venture.

•
Gains on the sale of apartment communities allocated to noncontrolling interests totaled $6.2 million for the six months ended June 30, 2018, and there was no such allocation for the six months ended June 30, 2017.

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
Economic Income represents stockholder value creation as measured by the change in estimated net asset value per share plus cash dividends per share. We believe Economic Income is important to investors as it represents a measure of the total return we have earned for our stockholders. We report and reconcile Economic Income annually. Please refer to the section entitled

Management’s Discussion and Analysis of Financial Condition and Results of Operations described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, for more information about Economic Income.
Funds From Operations, Pro Forma Funds From Operations and Adjusted Funds From Operations
FFO is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income or loss computed in accordance with GAAP, excluding gains from sales of, and impairment losses recognized with respect to, depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO. We calculate FFO attributable to Aimco common stockholders (diluted) by subtracting dividends on preferred stock and amounts allocated to participating securities.
In addition to FFO, we compute Pro forma FFO and AFFO, which are also non-GAAP financial measures that we believe are helpful to investors in understanding our performance. Pro forma FFO represents FFO attributable to Aimco common stockholders (diluted), excluding preferred equity redemption-related amounts and certain litigation costs. Preferred equity redemption-related amounts (gains or losses) are items that periodically affect our operating results and we exclude these items from our calculation of Pro forma FFO because such amounts are not representative of our operating performance. We are engaged in litigation with Airbnb to protect our property right to select our residents and their neighbors. Due to the unpredictable nature of these cases and associated legal costs, we exclude such costs from Pro forma FFO. In connection with the sale of our Asset Management business, we incurred severance costs during the three months ended June 30, 2018. We believe these costs incurred are clearly and closely related to the sale of the business and exclude such costs from Pro forma FFO.
AFFO represents Pro forma FFO reduced by Capital Replacements, which represents our estimation of the capital additions made to replace capital assets consumed during our ownership period. When we make capital additions at an apartment community, we evaluate whether the additions extend the useful life of an asset as compared to its condition at the time we purchased the apartment community. We classify as Capital Improvements those capital additions that meet these criteria and we classify as Capital Replacements those that do not. AFFO is a key financial indicator that we use to evaluate our operational performance and measure our current return. AFFO is one of the factors that we use to determine the amounts of our dividend payments.
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

For the three and six months ended June 30, 2018 and 2017, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to Aimco common stockholders (1)	$2,817	$15,843	$84,342	$27,334
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	95,238	84,649	185,632	167,530
Gain on dispositions and other, net noncontrolling partners’ interest	(217)	(1,741)	(47,240)	(2,180)
Income tax adjustments related to gain on dispositions and other items (2)	85	410	(30,635)	1,442
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(4,610)	(3,783)	(5,167)	(7,633)
Amounts allocable to participating securities	(82)	(41)	(97)	(79)
FFO attributable to Aimco common stockholders – diluted	$93,231	$95,337	$186,835	$186,414
Litigation costs, net of common noncontrolling interests in Aimco Operating Partnership and participating securities (3)	1,557	—	1,906	—
Severance costs, net of common noncontrolling interests in Aimco OP and participating securities (4)	1,215	—	1,215	—
Pro forma FFO attributable to Aimco common stockholders – diluted	$96,003	$95,337	$189,956	$186,414
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(11,710)	(15,360)	(21,477)	(26,306)
AFFO attributable to Aimco common stockholders – diluted	$84,293	$79,977	$168,479	$160,108

Weighted average common shares outstanding – diluted (FFO, Pro forma FFO and AFFO) (5)	156,833	156,715	156,786	156,735

Net income attributable to Aimco per common share – diluted	$0.02	$0.10	$0.54	$0.17
FFO per share – diluted	$0.59	$0.61	$1.19	$1.19
Pro forma FFO per share – diluted	$0.61	$0.61	$1.21	$1.19
AFFO per share – diluted	$0.54	$0.51	$1.07	$1.02

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP.

(2)
Income tax adjustments related to gain on dispositions and other items for the six months ended June 30, 2018 includes a $33.6 million tax benefit related to an intercompany transfer of assets related to our Asset Management business. On July 25, 2018, we completed the sale of this business. In subsequent periods, the related taxes will be reflected within our statement of operations within gain on dispositions of real estate, inclusive of related income tax. Accordingly, we have excluded the benefit related to the reorganization from FFO.

(3)
We are engaged in litigation with Airbnb to protect our property right to select our residents and their neighbors. Due to the unpredictable nature of these cases and associated legal costs, we exclude such costs from Pro forma FFO and AFFO.

(4)
In connection with the sale of our Asset Management business, we incurred severance costs of $1.2 million during the three months ended June 30, 2018. We believe these costs are closely related to the sale of the business and have excluded such costs from Pro forma FFO and AFFO.

(5)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP.
Refer to the Executive Overview for discussion of our Pro forma FFO and AFFO results for 2018 compared to 2017.
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
We calculate Adjusted EBITDA, Pro forma EBITDA and Adjusted Interest used in our leverage ratios based on the most recent three month amounts, annualized.
Proportionate Debt, as used in our leverage ratios, is a non-GAAP measure and includes our share of the long-term, non-recourse property debt secured by apartment communities in the Real Estate portfolio and outstanding borrowings under our revolving credit facility and term loan, reduced by our share of the cash and restricted cash of our consolidated and unconsolidated partnerships owning communities in our Real Estate portfolio, and also by our investment in the subordinate tranches of a securitization trust that holds certain of our property debt, which is essentially an investment in our own non-recourse property loans.
In our Proportionate Debt computation, we increase our recorded debt by unamortized debt issue costs because these amounts represent cash expended in earlier periods and do not reduce our contractual obligations, and we reduce our recorded debt by the amounts of cash and restricted cash on-hand which are primarily restricted under the terms of our property debt agreements, assuming these amounts would be used to reduce our outstanding leverage. We further reduce our recorded debt by the value of our investment in a securitization trust that holds certain of our property debt, as our payments of principal and interest associated with such property debt will ultimately repay our investments in the trust. We exclude from our leverage the non-recourse property debt obligations of consolidated partnerships served by our Asset Management business, as these were not our obligations and they had a limited effect on the amount of fees and other amounts we expected to receive in our role as asset manager for these partnerships. These obligations were derecognized in connection with the sale of our Asset Management business on July 25, 2018.
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

In addition to Adjusted EBITDA, from time to time, we compute Pro forma EBITDA, which is also a non-GAAP financial measure that we believe is helpful to investors because it allows investors to view income from our operations after adjustment for significant acquisitions that have occurred during the quarter or dispositions that occurred subsequent to the quarter but for which the proceeds have been reflected in Proportionate Debt, as described above.

While Adjusted EBITDA and Pro forma EBITDA are relevant measures of performance and are commonly used in leverage ratios, they do not represent net income as defined by GAAP, and should not be considered as alternatives to net income in evaluating our performance.  Further, our definition and computation of Adjusted EBITDA and Pro forma EBITDA may not be comparable to similar measures reported by other companies.
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
Reconciliations of the most closely related GAAP measures to our calculations of Proportionate Debt, Preferred Equity, Adjusted EBITDA, Pro forma EBITDA, Adjusted Interest Expense and Preferred Dividends, as used in our leverage ratios, are as follows (in thousands):

June 30, 2018
Total indebtedness associated with Real Estate portfolio	$4,261,209
Adjustments:
Debt issue costs related to non-recourse property debt	19,586
Debt issue costs related to term loan	199
Proportionate share adjustments related to debt obligations of consolidated and unconsolidated partnerships	(9,554)
Cash and restricted cash	(87,820)
Proportionate share adjustments related to cash and restricted cash held by consolidated and unconsolidated partnerships	1,085
Securitization trust investment and other	(84,565)
Pro forma adjustment	(745,000)
Pro forma Proportionate Debt (1)	$3,355,140

Preferred stock	$125,000
Preferred OP Units	101,332
Preferred Equity	226,332
Pro forma Proportionate Debt and Preferred Equity (1)	$3,581,472

(1) Amounts have been adjusted to reflect proceeds, net of transaction costs, from the July 2018 sales of our Asset Management business, our four affordable apartment communities located in Hunters Point and Chestnut Hill Village.

Three Months Ended June 30, 2018
Net income attributable to Aimco Common Stockholders	$2,817
Adjustments:
Adjusted Interest Expense	42,425
Income tax benefit	(4,395)
Depreciation and amortization, net of noncontrolling interest	97,561
Gain on disposition and other, inclusive of related income taxes and net of noncontrolling partners’ interests	(132)
Preferred stock dividends	2,149
Net income attributable to noncontrolling interests in Aimco Operating Partnership	2,145
Adjusted EBITDA	$142,570
Pro forma adjustment	(11,517)
Pro forma EBITDA (1)	$131,053

Annualized Adjusted EBITDA	$570,280
Annualized Pro forma EBITDA	$524,212

(1) Pro forma EBITDA has been adjusted to reflect the impact of the July 2018 dispositions of our Asset Management business, our four affordable apartment communities located in Hunters Point and Chestnut Hill Village. Pro forma EBITDA has also been adjusted to reflect the acquisition of the four Philadelphia apartment communities as if the transaction had closed on April 1, 2018.

Three Months Ended June 30, 2018
Interest expense	$49,906
Interest expense related to non-recourse property debt obligations of consolidated partnerships served by our Asset Management business	(3,241)
Interest expense attributable to Real Estate portfolio	46,665
Adjustments:
Proportionate share adjustments related to interest of consolidated and unconsolidated partnerships	(101)
Debt prepayment penalties and other non-interest items	(590)
Amortization of debt issue costs	(1,664)
Interest income earned on securitization trust investment	(1,885)
Adjusted Interest Expense	$42,425

Preferred stock dividends	2,149
Preferred OP Unit distributions	1,934
Preferred Dividends	4,083
Adjusted Interest Expense and Preferred Dividends	$46,508

Annualized Adjusted Interest Expense	$169,700
Annualized Adjusted Interest Expense and Preferred Dividends	$186,032
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
Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding property debt, capital expenditures, dividends paid to stockholders, distributions paid to noncontrolling interest partners and acquisitions of apartment communities. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from apartment community sales and refinancings. We may use our revolving credit facility for working capital and other short-term purposes, such as funding investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities, redevelopment spending and apartment community acquisitions, through primarily non-recourse, long-term borrowings, the issuance of equity securities (including OP Units), the sale of apartment communities and cash generated from operations.
As of June 30, 2018, our primary sources of liquidity were as follows:

•	$46.7 million in cash and cash equivalents;

•
$41.1 million of restricted cash, which consists primarily of escrows related to resident security deposits and reserves and escrows held by lenders for capital additions, property taxes and insurance; and

•
$367.5 million of capacity to borrow under our revolving credit facility after consideration of outstanding borrowings of $220.2 million and $12.3 million of letters of credit backed by the facility. After the completion of the sale of our Asset Management business, our four affordable apartment communities located in Hunters Point and Chestnut Hill Village in July 2018, we used the proceeds to repay the outstanding borrowings on our revolving credit facility. On a pro forma basis, giving effect to the application of such proceeds, we would have had the capacity to borrow $592.9 million under our revolving credit facility and additional cash of approximately $207 million.

At June 30, 2018, we also held unencumbered apartment communities with an estimated fair market value of approximately $2.0 billion. Each of the amounts presented above exclude amounts attributable to partnerships served by our Asset Management business, which was sold on July 25, 2018.
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
As of June 30, 2018, approximately 84.7% of our leverage consisted of property-level, non-recourse, long-dated, amortizing debt. Approximately 96.5% of this property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation. The weighted average maturity of our property-level debt was 7.0 years.
For property-level debt encumbering the communities in our Real Estate portfolio, $6.6 million of our unpaid principal balances mature during the remainder of 2018, and on average, 12.8% of our unpaid principal balance will mature each year from 2019 through 2021.
While our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt, we also have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as our Credit Agreement. Our Credit Agreement provides for $600.0 million of revolving loan commitments. As of June 30, 2018, we had $220.2 million of outstanding borrowings under our revolving loan commitments, representing 4.8% of our total leverage, which we repaid with proceeds from the sale of our Asset Management business on July 25, 2018. The Credit Agreement provides us with an option to expand the aggregate loan commitments, subject to customary conditions, by up to $200.0 million.
The Credit Agreement also provided for a $250.0 million term loan, which represented 5.5% of our total leverage as of June 30, 2018 and was extended to mature on September 30, 2018. Subsequent to the completion of the sale of our Asset Management business, we utilized proceeds from the sale to repay the term loan.
As of June 30, 2018, our outstanding perpetual preferred equity represented approximately 5.0% of our total leverage. Our preferred securities are perpetual in nature; however, for illustrative purposes, we compute the weighted average maturity of our total leverage assuming a 40-year maturity for our preferred securities.

The combination of non-recourse property-level debt, borrowings under our Credit Agreement and perpetual preferred equity that comprises our total leverage, reduces our refunding and re-pricing risk. The weighted average maturity for our total leverage described above was 8.2 years as of June 30, 2018. We used these proceeds, net of transaction costs from the sales of our Asset Management business, our four affordable apartment communities located in Hunters Point and Chestnut Hill Village to repay outstanding borrowings on the revolving credit facility and the term loan in July 2018, after giving effect to these repayments, on a pro forma basis, the weighted average maturity of our total leverage would be 8.9 years.
Under the Credit Agreement, we have agreed to maintain a Fixed Charge Coverage ratio of 1.40x, as well as comply with other covenants customary for similar revolving credit arrangements. For the trailing twelve month period ended June 30, 2018, our Fixed Charge Coverage ratio was 2.00x, compared to a ratio of 1.97x for the trailing twelve month period ended June 30, 2017. We expect to remain in compliance with this covenant during the next 12 months.
Changes in Cash, Cash Equivalents and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
For the six months ended June 30, 2018, net cash provided by operating activities was $185.6 million. Our operating cash flow is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the six months ended June 30, 2018, increased by $8.1 million compared to 2017, due to improved operating results of our Same Store communities and increased contribution from our redevelopment and lease-up communities, partially offset by lower net operating income associated with apartment communities sold in 2017.
Investing Activities
For the six months ended June 30, 2018, net cash used in investing activities of $293.7 million consisted primarily of the acquisitions of Bent Tree Apartments and four apartment communities in Philadelphia and capital expenditures, partially offset by proceeds from the disposition of apartment communities. Capital expenditures totaled $164.1 million and $176.4 million during the six months ended June 30, 2018 and 2017, respectively. We generally fund capital expenditures with cash provided by operating activities and cash proceeds from apartment community sales.
Further information about the acquisitions of Bent Tree Apartments and the four apartment communities in Philadelphia, and sales of the three apartment communities completed during the six months ended June 30, 2018, is included in Note 3 to the condensed consolidated financial statements in Item 1.
Capital additions for our Real Estate segment totaled $158.4 million and $163.2 million during the six months ended June 30, 2018 and 2017, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.
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

We exclude from these measures the amounts of capital spending related to apartment communities sold or classified as held for sale at the end of the period, as well as amounts expended by consolidated partnerships served by our Asset Management business as such amounts did not affect the amount of proceeds we received from the sale of our Asset Management business in July 2018. We have also excluded from these measures indirect capitalized costs, which are allocated later in the year to apartment communities with capital additions, and their related capital spending categories.
A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, are presented below (in thousands):

	Six Months Ended June 30,
	2018	2017
Real Estate
Capital replacements	$14,569	$19,363
Capital improvements	5,600	7,985
Capital enhancements	45,927	44,481
Redevelopment additions	70,692	84,665
Development additions	17,416	3,137
Casualty capital additions	4,149	3,566
Real Estate capital additions	158,353	163,197
Plus: additions related to apartment communities sold or held for sale and unallocated indirect capitalized costs	7,412	12,149
Plus: additions related to consolidated asset managed communities	1,720	814
Consolidated capital additions	167,485	176,160
Plus: net change in accrued capital spending	(3,369)	228
Capital expenditures per condensed consolidated statement of cash flows	$164,116	$176,388
For the six months ended June 30, 2018 and 2017, we capitalized $3.9 million and $4.2 million of interest costs, respectively, and $17.7 million and $17.4 million of other direct and indirect costs, respectively.
We invested $45.9 million in capital enhancements during the six months ended June 30, 2018, and we anticipate a full year investment ranging from $80 million to $100 million.
Redevelopment and Development
We execute redevelopments using a range of approaches. We prefer to limit risk by executing redevelopments using a phased approach, in which we renovate an apartment community in stages. Smaller phases provide us the flexibility to maintain current earnings while aligning the timing of the completed apartment homes with market demand. The following table summarizes value-creating investments related to redevelopments of this nature at June 30, 2018 (dollars in millions):

	Location	Apartment Homes Approved for Redevelopment	Estimated/Potential Net Investment	Inception-to-Date Net Investment
Bay Parc	Miami, FL	15	$20.0	$19.4
Calhoun Beach Club	Minneapolis, MN	275	28.7	10.5
Flamingo South Beach	Miami, FL	—	9.7	8.8
Palazzo West at The Grove	Los Angeles, CA	389	24.5	18.3
Saybrook Pointe	San Jose, CA	324	18.3	16.5
Yorktown	Lombard, IL	292	25.7	19.4
Other	Various	92	12.9	10.5
Total		1,387	$139.8	$103.4

We also undertake ground-up development when warranted by risk-adjusted investment returns, either directly or in connection with the redevelopment of an existing apartment community or, on a more limited basis, at a new location. When smaller redevelopment phases are not possible, we may engage in redevelopment activities where an entire building or community is vacated. The following table summarizes our value-creating investments related to these developments and redevelopments at June 30, 2018 (dollars in millions):

	Location	Apartment Homes Approved for Redevelopment or Development	Estimated/Potential Net Investment	Inception-to-Date Net Investment	Stabilized Occupancy	NOI Stabilization
Anschutz Expansion	Aurora, CO	253	$87.0	$3.2	3Q 2021	4Q 2022
Parc Mosaic	Boulder, CO	226	117.0	39.8	4Q 2020	1Q 2022
Park Towne Place	Philadelphia, PA	940	176.0	167.2	1Q 2019	2Q 2020
Total		1,419	$380.0	$210.2
Net investment represents the total actual or estimated investment, net of tax and other credits earned as a direct result of our redevelopment or development of the community. For phased redevelopments, potential net investment relates to the current phase of the redevelopment.
Stabilized Occupancy represents the period in which we expect to achieve stabilized occupancy, generally greater than 90%.
NOI Stabilization represents the period in which we expect the communities to achieve stabilized rents and operating costs, generally five quarters after occupancy stabilization.
During the six months ended June 30, 2018, we invested $88.1 million in redevelopment and development. In Center City, Philadelphia, we continued construction on the fourth and final tower of Park Towne Place; lease-up is underway. At June 30, 2018, 90% of the redeveloped homes in the community were leased and 28 of the 136 homes still under renovation were pre-leased.
During the six months ended June 30, 2018, we invested $12.8 million in the development of our Parc Mosaic community in Boulder, Colorado. We expect completion of construction in late 2019 and initial occupancy in the summer of 2019.
Our total estimated or potential net investment in redevelopment and development is $519.8 million with a projected weighted average net operating income yield on these investments of 6.1%, assuming untrended rents. Of this total, $313.6 million has been funded. We expect to fund the remaining redevelopment and development investment through a combination of leverage and community sales, including the proceeds from the July 25, 2018 sale of our Asset Management business and our four affordable apartment communities located in Hunters Point.
During the six months ended June 30, 2018, we leased 181 apartment homes at our redevelopment communities. As of June 30, 2018, our exposure to lease-up at active redevelopment and development projects was approximately 419 apartment homes, of which 108 were in the fourth tower of Park Towne Place and 215 were being constructed at Parc Mosaic and 96 were located in three other active redevelopments.
During the third quarter, we expect to exercise our option to acquire approximately two acres of land adjacent to our 21 Fitzsimons apartment community, located on the University of Colorado Anschutz Medical Campus, for the development of an apartment community. Over the next two years, we expect to invest approximately $87 million to construct 253 apartment homes and 4,600 square feet of retail space. Upon completion, we will own and operate 853 apartment homes on the campus.
We expect our total development and redevelopment spending to range from $120 million to $200 million for the year ending December 31, 2018.
Financing Activities
For the six months ended June 30, 2018, net cash provided by financing activities of $104.5 million was primarily attributed to proceeds from non-recourse property debt and net borrowings on our revolving credit facility, partially offset by principal payments on property loans, dividends paid to common security holders, and distributions paid to noncontrolling interests.
Net borrowings on our revolving credit facility primarily relate to the timing of apartment community acquisitions and dispositions and of property debt financing activities.

Proceeds from non-recourse property debt borrowings during the period consisted of the closing of two fixed-rate, amortizing, non-recourse property loans totaling $242.0 million. These loans have 10-year terms and a weighted average interest rate of 3.48%, 126 basis points more than the corresponding Treasury rate at the time of pricing. The net effect of 2018 fixed-rate property debt refinancing activities has been to lower our weighted average fixed interest rate by 12 basis points since December 31, 2017, to 4.52%, reducing prospective interest expense by more than $4.3 million.
Proceeds from non-recourse property debt borrowing during the period also included the closing of two non-recourse, variable-rate property loans totaling $118.6 million. These loans each have a five-year term and bear interest at 30-day LIBOR plus 1.25%. The five-year terms fill a hole in our laddered maturities and, taken together with the planned repayment of the variable term loan, reduce our exposure to increasing short-term interest rates to less than 8% of our leverage.
We like the discipline of financing our investments in real estate through the use of fixed-rate, amortizing, non-recourse property debt, as the amortization gradually reduces our leverage and reduces our refunding risk, and the fixed-rate provides a hedge against increases in interest rates, and the non-recourse feature avoids entity risk.
Principal payments on property loans during the period totaled $257.1 million, consisting of scheduled principal amortization of $42.1 million and repayments of $215.0 million.
Net cash used in financing activities also includes $140.6 million of payments to equity holders, as further detailed in the table below.
Equity and Partners’ Capital Transactions
The following table presents the Aimco Operating Partnership’s distribution activity (including distributions paid to Aimco) during the six months ended June 30, 2018 (in thousands):

Cash distributions paid by the Aimco Operating Partnership to holders of noncontrolling interests in consolidated real estate partnerships	$7,502
Cash distributions paid by the Aimco Operating Partnership to preferred unitholders (1)	8,168
Cash distributions paid by the Aimco Operating Partnership to common unitholders (2)	124,913
Total cash distributions paid by the Aimco Operating Partnership	$140,583

(1)	$4.3 million represented distributions to Aimco, and $3.9 million represented distributions paid to holders of OP Units.

(2)	$119.3 million represented distributions to Aimco, and $5.6 million represented distributions paid to holders of OP Units.
The following table presents Aimco’s dividend activity during the six months ended June 30, 2018 (in thousands):

Cash distributions paid by Aimco to holders of noncontrolling interests in consolidated real estate partnerships	$7,502
Cash distributions paid by Aimco to holders of OP Units	9,496
Cash dividends paid by Aimco to preferred stockholders	4,297
Cash dividends paid by Aimco to common stockholders	119,288
Total cash dividends and distributions paid by Aimco	$140,583
During the six months ended June 30, 2018, we repurchased $7.6 million of OP Units at an average discount of 20% to our published net asset value.
Future Capital Needs
We expect to fund any future acquisitions, redevelopment, development, and other capital spending principally with proceeds from apartment community sales, short-term borrowings, debt and equity financing and operating cash flows. Our near term business plan does not contemplate the issuance of equity.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2018, on a consolidated basis, we had approximately $133.1 million of variable-rate property debt outstanding, and $470.2 million of variable-rate borrowings under our Credit Agreement, including a $250.0 million term loan. We estimate that a change in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce or increase net income attributable to Aimco common stockholders and the Aimco Operating Partnership’s common unitholders by approximately $3.5 million on an annual basis. The term loan was excluded from this estimation as it was repaid in July 2018.
At June 30, 2018, our Real Estate segment had approximately $87.8 million in cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may offset somewhat a change in rates on our variable-rate debt discussed above.
We estimate the fair value for debt instruments as described in Note 6 to the condensed consolidated financial statements in Item 1. The estimated fair value of total indebtedness associated with the Real Estate portfolio was approximately $4.2 billion at June 30, 2018, inclusive of a $68.2 million mark-to-market asset. The mark-to-market liability at December 31, 2017 was $55.1 million.
If market rates for consolidated fixed-rate debt in our Real Estate segment were higher by 100 basis points with constant credit risk spreads, the estimated fair value of consolidated debt discussed above would decrease from $4.3 billion in the aggregate to $4.2 billion. If market rates for consolidated debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of consolidated fixed-rate debt would increase from $4.3 billion in the aggregate to $4.4 billion.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Aimco
(a) Unregistered Sales of Equity Securities. Aimco did not issue any unregistered shares of Common Stock during the three months ended June 30, 2018.
(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its common equity securities during the three months ended June 30, 2018. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of June 30, 2018, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
The Aimco Operating Partnership
(a) Unregistered Sales of Equity Securities. On May 1, 2018, the Aimco Operating Partnership issued 1.2 million OP Units as partial consideration for the acquisition of four apartment communities in the Philadelphia area. Such OP Units were issued in private placement transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, limited partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the three months ended June 30, 2018, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases, or redemptions in exchange for cash, of the Aimco Operating Partnership’s equity securities for the three months ended June 30, 2018.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2018	4,185	$39.89	N/A	N/A
May 1 - May 31, 2018	1,951	40.56	N/A	N/A
June 1 - June 30, 2018	10,150	39.62	N/A	N/A
Total	16,286	$39.80

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
10.14
Aimco Second Amended and Restated 2015 Stock Award and Incentive Plan (as amended and restated effective February 22, 2018) (Exhibit A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 8, 2018 is incorporated herein by this reference)*

10.15
Form of Performance Vesting LTIP II Unit Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.15 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, is incorporated herein by this reference)*

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
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: August 6, 2018