Form 10-Q
period 2018-09-30
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2018-11-05
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

The number of shares of Apartment Investment and Management Company Class A Common Stock outstanding as of November 1, 2018: 155,644,246
The number of AIMCO Properties, L.P. Partnership Common Units outstanding as of November 1, 2018: 164,665,715

EXPLANATORY NOTE
This filing combines the reports on Form 10-Q for the quarterly period ended September 30, 2018, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean, collectively, Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of, and as of September 30, 2018, owned a 94.6% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 5.4% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Buildings and improvements	$6,503,956	$6,174,149
Land	1,765,678	1,753,604
Total real estate	8,269,634	7,927,753
Accumulated depreciation	(2,538,979)	(2,522,358)
Net real estate	5,730,655	5,405,395
Cash and cash equivalents	58,032	60,498
Restricted cash	46,267	34,827
Other assets	350,067	272,739
Assets held for sale	—	17,959
Assets of partnerships served by Asset Management business:
Real estate, net	—	224,873
Cash and cash equivalents	—	16,288
Restricted cash	—	30,928
Other assets	—	15,533
Total assets	$6,185,021	$6,079,040

LIABILITIES AND EQUITY
Non-recourse property debt secured by Real Estate communities, net	$3,646,789	$3,545,109
Term loan, net	—	249,501
Revolving credit facility borrowings	—	67,160
Total indebtedness associated with Real Estate portfolio	3,646,789	3,861,770
Accrued liabilities and other	242,782	213,027
Liabilities of partnerships served by Asset Management business:
Non-recourse property debt, net	—	227,141
Accrued liabilities and other	—	19,812
Total liabilities	3,889,571	4,321,750
Preferred noncontrolling interests in Aimco Operating Partnership	101,320	101,537
Commitments and contingencies (Note 4)
Equity:
Perpetual Preferred Stock	125,000	125,000
Common Stock, $0.01 par value, 500,787,260 shares authorized, 157,352,109 and 157,189,447 shares issued/outstanding at September 30, 2018 and December 31, 2017, respectively	1,574	1,572
Additional paid-in capital	3,888,312	3,900,042
Accumulated other comprehensive income	4,850	3,603
Distributions in excess of earnings	(1,894,054)	(2,367,073)
Total Aimco equity	2,125,682	1,663,144
Noncontrolling interests in consolidated real estate partnerships	(1,605)	(1,716)
Common noncontrolling interests in Aimco Operating Partnership	70,053	(5,675)
Total equity	2,194,130	1,655,753
Total liabilities and equity	$6,185,021	$6,079,040

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES
Rental and other property revenues attributable to Real Estate	$234,048	$233,708	$690,571	$686,639
Rental and other property revenues of partnerships served by Asset Management business	5,022	18,232	42,830	55,327
Tax credit and transaction revenues	3,411	2,695	6,987	8,242
Total revenues	242,481	254,635	740,388	750,208

OPERATING EXPENSES
Property operating expenses attributable to Real Estate	78,254	81,244	232,572	239,954
Property operating expenses of partnerships served by Asset Management business	2,608	8,872	20,865	26,458
Depreciation and amortization	96,406	92,513	286,439	268,836
General and administrative expenses	12,479	10,529	37,196	31,599
Other expenses, net	5,780	2,272	13,624	6,661
Total operating expenses	195,527	195,430	590,696	573,508
Operating income	46,954	59,205	149,692	176,700
Interest income	2,712	2,047	7,768	6,251
Interest expense	(45,492)	(50,682)	(143,193)	(145,422)
Other, net	(283)	6,937	141	7,602
Income before income taxes and gain (loss) on dispositions	3,891	17,507	14,408	45,131
Income tax benefit	27,941	4,870	69,724	14,878
Income before gain (loss) on dispositions	31,832	22,377	84,132	60,009
Gain (loss) on dispositions of real estate and the Asset Management business, inclusive of related income tax	572,085	(233)	622,631	881
Net income	603,917	22,144	706,763	60,890
Noncontrolling interests:
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(1,794)	249	(8,045)	(1,515)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,934)	(1,938)	(5,805)	(5,826)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(30,198)	(820)	(34,093)	(2,164)
Net income attributable to noncontrolling interests	(33,926)	(2,509)	(47,943)	(9,505)
Net income attributable to Aimco	569,991	19,635	658,820	51,385
Net income attributable to Aimco preferred stockholders	(2,148)	(2,148)	(6,445)	(6,445)
Net income attributable to participating securities	(814)	(57)	(1,004)	(176)
Net income attributable to Aimco common stockholders	$567,029	$17,430	$651,371	$44,764

Net income attributable to Aimco per common share – basic	$3.62	$0.11	$4.16	$0.29
Net income attributable to Aimco per common share – diluted	$3.61	$0.11	$4.15	$0.29
Dividends declared per common share	$0.38	$0.36	$1.14	$1.08

Weighted average common shares outstanding – basic	156,711	156,306	156,674	156,290
Weighted average common shares outstanding – diluted	156,938	156,835	156,836	156,768

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$603,917	$22,144	$706,763	$60,890
Other comprehensive gain:
Realized and unrealized gains (losses) on interest rate swaps	—	75	—	(280)
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	757	594	1,391	1,349
Unrealized gains (losses) on available for sale debt securities	979	381	(72)	(40)
Other comprehensive gain	1,736	1,050	1,319	1,029
Comprehensive income	605,653	23,194	708,082	61,919
Comprehensive income attributable to noncontrolling interests	(34,020)	(2,557)	(48,015)	(9,647)
Comprehensive income attributable to Aimco	$571,633	$20,637	$660,067	$52,272

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$706,763	$60,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286,439	268,836
Gain on dispositions of real estate and the Asset Management business, inclusive of related income tax	(622,631)	(881)
Income tax benefit	(69,724)	(14,878)
Other adjustments	11,762	398
Net changes in operating assets and operating liabilities	(9,683)	(19,216)
Net cash provided by operating activities	302,926	295,149
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(212,358)	(11,706)
Capital expenditures	(253,149)	(266,623)
Proceeds from dispositions of real estate	708,464	10,888
Purchases of corporate assets	(5,530)	(7,358)
Other investing activities	1,695	(1,086)
Net cash provided by (used in) investing activities	239,122	(275,885)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	360,613	165,785
Principal repayments of non-recourse property debt	(403,141)	(250,674)
(Repayment of) proceeds from term loan	(250,000)	250,000
Net (repayments of) borrowings on revolving credit facility	(67,160)	338,290
Payment of dividends to holders of Preferred Stock	(6,445)	(6,445)
Payment of dividends to holders of Common Stock	(178,937)	(168,987)
Payment of distributions to noncontrolling interests	(22,549)	(15,829)
Purchases and redemptions of noncontrolling interests	(12,256)	(324,265)
Other financing activities	(415)	(4,693)
Net cash used in financing activities	(580,290)	(16,818)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(38,242)	2,446
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	142,541	131,150
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$104,299	$133,596

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Buildings and improvements	$6,503,956	$6,174,149
Land	1,765,678	1,753,604
Total real estate	8,269,634	7,927,753
Accumulated depreciation	(2,538,979)	(2,522,358)
Net real estate	5,730,655	5,405,395
Cash and cash equivalents	58,032	60,498
Restricted cash	46,267	34,827
Other assets	350,067	272,739
Assets held for sale	—	17,959
Assets of partnerships served by Asset Management business:
Real estate, net	—	224,873
Cash and cash equivalents	—	16,288
Restricted cash	—	30,928
Other assets	—	15,533
Total assets	$6,185,021	$6,079,040

LIABILITIES AND EQUITY
Non-recourse property debt secured by Real Estate communities, net	$3,646,789	$3,545,109
Term loan, net	—	249,501
Revolving credit facility borrowings	—	67,160
Total indebtedness associated with Real Estate portfolio	3,646,789	3,861,770
Accrued liabilities and other	242,782	213,027
Liabilities of partnerships served by Asset Management business:
Non-recourse property debt, net	—	227,141
Accrued liabilities and other	—	19,812
Total liabilities	3,889,571	4,321,750
Redeemable preferred units	101,320	101,537
Commitments and contingencies (Note 4)
Partners’ capital:
Preferred units	125,000	125,000
General Partner and Special Limited Partner	2,000,682	1,538,144
Limited Partners	70,053	(5,675)
Partners’ capital attributable to the Aimco Operating Partnership	2,195,735	1,657,469
Noncontrolling interests in consolidated real estate partnerships	(1,605)	(1,716)
Total partners’ capital	2,194,130	1,655,753
Total liabilities and partners’ capital	$6,185,021	$6,079,040

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES
Rental and other property revenues attributable to Real Estate	$234,048	$233,708	$690,571	$686,639
Rental and other property revenues of partnerships served by Asset Management business	5,022	18,232	42,830	55,327
Tax credit and transaction revenues	3,411	2,695	6,987	8,242
Total revenues	242,481	254,635	740,388	750,208

OPERATING EXPENSES
Property operating expenses attributable to Real Estate	78,254	81,244	232,572	239,954
Property operating expenses of partnerships served by Asset Management business	2,608	8,872	20,865	26,458
Depreciation and amortization	96,406	92,513	286,439	268,836
General and administrative expenses	12,479	10,529	37,196	31,599
Other expenses, net	5,780	2,272	13,624	6,661
Total operating expenses	195,527	195,430	590,696	573,508
Operating income	46,954	59,205	149,692	176,700
Interest income	2,712	2,047	7,768	6,251
Interest expense	(45,492)	(50,682)	(143,193)	(145,422)
Other, net	(283)	6,937	141	7,602
Income before income taxes and gain (loss) on dispositions	3,891	17,507	14,408	45,131
Income tax benefit	27,941	4,870	69,724	14,878
Income before gain (loss) on dispositions	31,832	22,377	84,132	60,009
Gain (loss) on dispositions of real estate and the Asset Management business, inclusive of related income tax	572,085	(233)	622,631	881
Net income	603,917	22,144	706,763	60,890
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(1,794)	249	(8,045)	(1,515)
Net income attributable to the Aimco Operating Partnership	602,123	22,393	698,718	59,375
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(4,082)	(4,086)	(12,250)	(12,271)
Net income attributable to participating securities	(941)	(61)	(1,145)	(184)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$597,100	$18,246	$685,323	$46,920

Net income attributable to the Aimco Operating Partnership per common unit – basic	$3.62	$0.11	$4.17	$0.29
Net income attributable to the Aimco Operating Partnership per common unit – diluted	$3.61	$0.11	$4.16	$0.29
Distributions declared per common unit	$0.38	$0.36	$1.14	$1.08

Weighted average common units outstanding – basic	165,081	163,664	164,493	163,739
Weighted average common units outstanding – diluted	165,326	164,194	164,654	164,218

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$603,917	$22,144	$706,763	$60,890
Other comprehensive gain:
Realized and unrealized gains (losses) on interest rate swaps	—	75	—	(280)
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	757	594	1,391	1,349
Unrealized gains (losses) on available for sale debt securities	979	381	(72)	(40)
Other comprehensive gain	1,736	1,050	1,319	1,029
Comprehensive income	605,653	23,194	708,082	61,919
Comprehensive (income) loss attributable to noncontrolling interests	(1,794)	249	(8,045)	(1,616)
Comprehensive income attributable to the Aimco Operating Partnership	$603,859	$23,443	$700,037	$60,303

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$706,763	$60,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286,439	268,836
Gain on dispositions of real estate and the Asset Management business, inclusive of related income tax	(622,631)	(881)
Income tax benefit	(69,724)	(14,878)
Other adjustments	11,762	398
Net changes in operating assets and operating liabilities	(9,683)	(19,216)
Net cash provided by operating activities	302,926	295,149
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(212,358)	(11,706)
Capital expenditures	(253,149)	(266,623)
Proceeds from dispositions of real estate	708,464	10,888
Purchases of corporate assets	(5,530)	(7,358)
Other investing activities	1,695	(1,086)
Net cash provided by (used in) investing activities	239,122	(275,885)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	360,613	165,785
Principal repayments of non-recourse property debt	(403,141)	(250,674)
(Repayment of) proceeds from term loan	(250,000)	250,000
Net (repayments of) borrowings on revolving credit facility	(67,160)	338,290
Payment of distributions to holders of Preferred Units	(12,250)	(12,271)
Payment of distributions to General Partner and Special Limited Partner	(178,937)	(168,987)
Payment of distributions to Limited Partners	(8,810)	(8,026)
Payment of distributions to noncontrolling interests	(7,934)	(1,977)
Purchases of noncontrolling interests in consolidated real estate partnerships	(3,581)	(311,079)
Purchases and redemptions of noncontrolling interests in the Aimco Operating Partnership	(8,675)	(13,187)
Other financing activities	(415)	(4,692)
Net cash used in financing activities	(580,290)	(16,818)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(38,242)	2,446
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	142,541	131,150
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$104,299	$133,596

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as partnership preferred units, which we refer to as preferred OP Units. As of September 30, 2018, after eliminations for units held by consolidated subsidiaries, the Aimco Operating Partnership had 166,384,727 common partnership units outstanding. As of September 30, 2018, Aimco owned 157,352,109 of the common partnership units (94.6% of the common partnership units) of the Aimco Operating Partnership and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of September 30, 2018, we owned an equity interest in 133 apartment communities with 36,481 apartment homes in our Real Estate portfolio. Our Real Estate portfolio is diversified by both price point and geography and consists primarily of market rate apartment communities in which we own a substantial interest. We consolidated 129 of these apartment communities with 36,339 apartment homes and these communities comprise our reportable segment.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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

Principles of Consolidation
Aimco’s accompanying condensed consolidated financial statements include the accounts of Aimco, the Aimco Operating Partnership, and their consolidated subsidiaries. The Aimco Operating Partnership’s condensed consolidated financial statements include the accounts of the Aimco Operating Partnership and its consolidated subsidiaries (see Note 8). All significant intercompany balances and transactions have been eliminated in consolidation.
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
Temporary Equity and Partners’ Capital
The following table presents a reconciliation of the Aimco Operating Partnership’s preferred OP Units from December 31, 2017 to September 30, 2018. The preferred OP Units may be redeemed at the holders’ option (as further discussed in Note 5), and are therefore presented within temporary equity in Aimco’s condensed consolidated balance sheets and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets (in thousands).

Balance, December 31, 2017	$101,537
Distributions to holders of preferred OP Units	(5,805)
Redemption of preferred OP Units and other	(217)
Net income attributable to preferred OP Units	5,805
Balance, September 30, 2018	$101,320
Aimco Equity (including Noncontrolling Interests)
The following table presents a reconciliation of Aimco’s consolidated permanent equity accounts from December 31, 2017 to September 30, 2018 (in thousands):

	Aimco Equity	Noncontrolling interests in consolidated real estate partnerships	Common noncontrolling interests in Aimco Operating Partnership	Total Equity
Balance, December 31, 2017	$1,663,144	$(1,716)	$(5,675)	$1,655,753
Issuance of common OP Units	—	—	50,151	50,151
Dividends on Preferred Stock	(6,445)	—	—	(6,445)
Dividends and distributions on Common Stock and common OP Units	(179,351)	(7,934)	(9,402)	(196,687)
Redemptions of common OP Units	—	—	(8,458)	(8,458)
Amortization of stock-based compensation cost	6,285	—	1,236	7,521
Effect of changes in ownership for consolidated entities	(18,137)	—	8,036	(10,101)
Change in accumulated other comprehensive loss	1,247	—	72	1,319
Other	119	—	—	119
Net income	658,820	8,045	34,093	700,958
Balance, September 30, 2018	$2,125,682	$(1,605)	$70,053	$2,194,130

Partners’ Capital attributable to the Aimco Operating Partnership
The following table presents a reconciliation of the consolidated partners’ capital balances in permanent capital that are attributable to the Aimco Operating Partnership from December 31, 2017 to September 30, 2018 (in thousands):

Partners’ capital attributable to the Aimco Operating Partnership
Balance, December 31, 2017	$1,657,469
Issuance of common OP Units	50,151
Distributions to preferred units held by Aimco	(6,445)
Distributions to common units held by Aimco	(179,351)
Distributions to common units held by Limited Partners	(9,402)
Redemption of common OP Units	(8,458)
Amortization of Aimco stock-based compensation cost	7,521
Effect of changes in ownership for consolidated entities	(10,101)
Change in accumulated other comprehensive loss	1,319
Other	119
Net income	692,913
Balance, September 30, 2018	$2,195,735
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
Reclassifications
Certain items included in the year-to-date 2018 and 2017 financial statements have been reclassified to conform to the current presentation.
Income Taxes
As discussed in Note 9 to the consolidated financial statements in Item 8 of our Form 10-K for the year ended December 31, 2017, we have not completed our accounting for the tax effects of the enactment of the Tax Cuts and Jobs Act in late December 2017. Due to the sale of our Asset Management business, discussed further in Note 3, during the nine months ended September 30, 2018, we reversed the remaining valuation allowance recognized as of December 31, 2017, against our deferred tax benefits that we now expect to utilize.
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

Effective January 1, 2018, we also adopted new standards issued by the FASB that affect the presentation and disclosure of the statements of cash flows. We are now required to present combined inflows and outflows of cash, cash equivalents, and restricted cash in the consolidated statement of cash flows. Previously our consolidated statements of cash flows presented transfers between restricted and unrestricted cash accounts as operating, financing, and investing cash activities depending upon the required or intended purpose for the restricted funds. The new guidance also requires debt prepayment and other extinguishment related payments to be classified as financing activities. We previously classified such payments as operating activities. We have revised our condensed consolidated statements of cash flows for the nine months ended September 30, 2017 to conform to this presentation, and the effect of the revisions to net cash flows from operating, investing, and financing activities as previously reported for the nine months ended September 30, 2017 are summarized in the following table (in thousands):

	As Previously Reported	Adjustments	As Revised
Net cash provided by operating activities	$285,025	$10,124	$295,149
Net cash used in investing activities	(274,139)	(1,746)	(275,885)
Net cash used in financing activities	(16,449)	(369)	(16,818)
Recent Accounting Pronouncements
In 2018, the Securities Exchange Commission, or SEC, amended its rules to eliminate, modify, or integrate into other SEC requirements certain disclosure rules. The amendments are intended to simplify compliance without significantly changing the total mix of information provided to investors and are generally effective on November 5, 2018. The amendments remove the SEC rule that requires REITs to present gain or loss on the sale of real estate, net of income tax, in the statement of operations. Consistent with the SEC’s historical requirements, we present gain or loss on dispositions of real estate below continuing operations and net of tax. Accordingly we will recast our consolidated statements of operations to present gain or loss on dispositions of real estate as a component of income before income taxes beginning in our financial statements for the year ending December 31, 2018. Additionally, SEC rules currently require changes in equity subsequent to the prior year-end as either a separate financial statement or in the notes to interim financial statements. We present changes in equity within a footnote to our interim condensed consolidated financial statements in accordance with the SEC rule. The amendments create a requirement to report changes in equity and dividends per share in interim periods as a separate financial statement or within a footnote on a comparative basis for both quarter-to-date and year-to-date periods presented. This disclosure is required for interim financial statements of quarters beginning after the effective date; therefore, we will present comparative interim statements of stockholders equity beginning in our condensed consolidated financial statements for the three months ending March 31, 2019.
In 2018, the FASB amended the new standard on lease accounting, which is effective for us on January 1, 2019. The amendment introduced an optional transition method, which allows the recognition of a cumulative-effect adjustment in the period of adoption and for prior reporting periods to remain as originally presented. Additionally, the amendment introduced a practical expedient for lessors to account for lease and nonlease components as a single component if the timing and pattern of transfer of components are the same, and the lease component would be classified as an operating lease if accounted for separately. We have substantially completed our evaluation of the amendment and expect to elect both the transition option and lessor practical expedient concurrent with our adoption of the standard. We do not anticipate significant changes in the timing of income from our leases with residents. However, in circumstances where we are a lessee, primarily a few ground leases and leases for corporate office space, we will be required to recognize right of use assets and related lease liabilities on our consolidated balance sheets. We are in the process of determining the amount of the right of use assets and related lease liabilities that will be recognized upon adoption.
Note 3 — Significant Transactions, Acquisitions and Dispositions of Apartment Communities
Acquisition of Apartment Communities
During the nine months ended September 30, 2018, we acquired for $160.0 million Bent Tree Apartments, a 748-apartment home community in Fairfax County, Virginia. The purchase price, plus $1.0 million of capitalized transaction costs, was allocated as follows: $47.0 million to land; $113.0 million to buildings and improvements; and $1.0 million to other items.
During the nine months ended September 30, 2018, we acquired four apartment communities in the Philadelphia area, including 665 apartment homes and 153,000 square feet of office and retail space. The gross purchase price consisted of $208.9 million of assumed property-level debt and the issuance of 1.2 million OP Units. In accordance with GAAP, the OP Units were valued at $41.08 per unit, the closing price of Aimco’s common share on May 1, 2018. Total consideration, plus $6.4 million of capitalized transaction costs, was allocated as follows: $14.1 million to land; $289.7 million to buildings and improvements; $8.3 million to intangible assets; and $12.3 million to intangible liabilities. In connection with the foregoing, we have also contracted to acquire an additional apartment community in the Philadelphia area, which is expected to be purchased upon completion of the construction in the first half of 2019.
Dispositions of Apartment Communities and Assets Held for Sale
During the nine months ended September 30, 2018, we sold four apartment communities with 1,334 apartment homes for a gain on disposition of $173.2 million, net of income tax, and gross proceeds of $242.3 million resulting in $230.1 million in net proceeds to us. Two of these communities are located in southern Virginia, one in suburban Maryland, and one in north Philadelphia.
During the nine months ended September 30, 2018, we sold our interests in the entities owning the La Jolla Cove property in settlement of legal actions filed in 2014 by a group of disappointed buyers who had hoped to acquire the property. We provided seller financing with a stated value of $48.6 million and received net cash proceeds of approximately $5.0 million in the sale.
During the nine months ended September 30, 2018, we sold for $590.0 million our Asset Management business and our four affordable apartment communities located in the Hunters Point area of San Francisco. The sale resulted in a gain of $448.2 million, net of $54.1 million of taxes, and net cash proceeds of $512.2 million after payment of transaction costs and repayment of property-level debt encumbering the Hunters Point apartment communities.
In addition to the apartment communities we sold during the periods presented, from time to time we may be marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such communities meet the criteria to be classified as held for sale. As of September 30, 2018, no apartment communities were classified as held for sale.
Note 4 — Commitments and Contingencies
Commitments
In connection with our redevelopment, development and capital improvement activities, we have entered into various construction-related contracts and we have made commitments to complete redevelopment and development of certain apartment communities, pursuant to financing or other arrangements. As of September 30, 2018, our commitments related to these capital activities totaled approximately $130.6 million, most of which we expect to incur during the next 12 months.
We enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
Tax Credit Arrangements
For various partnerships served by our Asset Management business prior to its sale, we were required to manage the partnerships and related apartment communities in compliance with various laws, regulations and contractual provisions that apply to historic and low-income housing tax credit syndication arrangements. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized by the limited partners in these partnerships and would require a refund or reduction of investor capital contributions for actions taken during our ownership. In connection with the July 25, 2018, sale of our Asset Management business, the performance obligation related to continuing compliance was assumed by the purchaser.
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
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of September 30, 2018, are immaterial to our consolidated financial condition, results of operations and cash flows.
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
Our common stock and common partnership unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. These equivalents also include unvested total stockholder return, or TSR, restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of common shares and common partnership units outstanding equal to the number of shares that vest. The dilutive effect of these securities was 0.2 million shares or units for the three and nine months ended September 30, 2018. The dilutive effect of these securities was 0.5 million shares or units for the three and nine months ended September 30, 2017. Securities with dilutive effect are included in the denominator for calculating diluted earnings per share and unit during these periods. There were 0.2 million potential shares and 0.2 million potential units not dilutive and excluded from the denominator for calculating diluted earnings per share and per unit, respectively, for both the three and nine months ended September 30, 2018 and 2017.
Our time-based restricted stock awards receive dividends similar to shares of Common Stock and common partnership units prior to vesting and our TSR long-term incentive partnership units receive a percentage of the distributions paid to common partnership units prior to vesting. These dividends and distributions are not forfeited if the awards fail to vest. Therefore, the unvested shares and units related to these awards are participating securities. The effect of participating securities is included in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury method. There were 0.3 million and 0.2 million unvested participating securities as of September 30, 2018 and 2017, respectively.

The Aimco Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The Aimco Operating Partnership may redeem these units for cash, or at its option, shares of Common Stock. As of September 30, 2018, these preferred OP Units were potentially redeemable for approximately 2.3 million shares of Common Stock (based on the period end market price), or cash. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations and we expect to exclude them in future periods.
Note 6 — Fair Value Measurements
Recurring Fair Value Measurements
We measure at fair value on a recurring basis our investments in the securitization trust that holds certain of our property debt, which we classify as available for sale, or AFS, debt securities, which are classified within Level 2 of the GAAP fair value hierarchy.
Our investments in debt securities classified as AFS are presented within other assets in the accompanying condensed consolidated balance sheets. We hold several positions in the securitization trust that pay interest currently and we also hold the first loss position in the securitization trust, which accrues interest over the term of the investment. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining term of the investments, which, as of September 30, 2018, was approximately 2.7 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $82.1 million and $77.7 million at September 30, 2018 and December 31, 2017, respectively. We estimated the fair value of these investments to be $87.0 million and $82.8 million at September 30, 2018 and December 31, 2017, respectively.
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
Prior to the July 2018 sale of our Asset Management business, we consolidated certain partnerships served by our Asset Management business. These partnerships entered into interest rate swap agreements to limit exposure to interest rate risk on the partnerships’ debt by effectively converting the interest from a variable rate to a fixed rate. We estimated the fair value of interest rate swaps as of September 30, 2017, using an income approach with primarily observable inputs, including information regarding the hedged variable cash flows and forward yield curves relating to the variable interest rates on which the hedged cash flows are based. The fair value of these interest rate swaps was classified within Level 2 of the GAAP fair value hierarchy.
The following table sets forth a summary of the changes in fair value of these interest rate swaps (in thousands):

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$(1,795)	$(3,175)
Realized losses included in interest expense	404	73
Realized losses on derecognition of interest rate swaps	1,115	273
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	276	1,076
Unrealized losses included in equity and partners’ capital	—	(280)
Ending balance	$—	$(2,033)
For the nine months ended September 30, 2018, realized losses on derecognition of interest rate swaps included in earnings represents previously unrealized losses related to interest rate swaps to which certain partnerships served by our Asset Management business were parties. Upon sale of our Asset Management business, the accumulated other comprehensive income related to the swaps was realized as a component of the gain on disposition. Please refer to Note 3 for further discussion of this transaction.
For the nine months ended September 30, 2017, realized losses on derecognition of interest rate swaps included in earnings represents previously unrealized losses related to an interest rate swap to which the partnership owning the final Napico property was a party, as described in Note 11 to our consolidated financial statements included in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K.

Fair Value Disclosures
We believe that the carrying values of the consolidated amounts of cash and cash equivalents, receivables and payables approximate their fair values at September 30, 2018, and December 31, 2017, due to their relatively short-term nature and high probability of realization. The carrying value of the total indebtedness associated with our Real Estate portfolio approximated its estimated fair value at September 30, 2018 and December 31, 2017. We estimate the fair value of our consolidated debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered apartment communities within our portfolio. We classify the fair value of debt within Level 3 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate its fair value.
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
Apartment communities are classified as either part of our Real Estate portfolio or, prior to the sale in July 2018, those owned through partnerships served by our Asset Management business. As of September 30, 2018, for segment performance evaluation, our Real Estate segment included 129 consolidated apartment communities with 36,339 apartment homes and excluded four apartment communities with 142 apartment homes that we neither manage nor consolidate.
Prior to the July 2018 sale of our Asset Management business, we consolidated certain partnerships in which we held nominal ownership positions. These partnerships own low-income housing tax credit apartment communities. Neither the results of operations nor the assets of these partnerships and apartment communities were quantitatively material; therefore, we have one reportable segment, Real Estate.
The following tables present the revenues, net operating income and income before gain on dispositions of our Real Estate segment on a proportionate basis and excluding amounts related to apartment communities sold as of September 30, 2018 for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Three months ended September 30, 2018:
Rental and other property revenues attributable to Real Estate	$222,856	$8,926	$2,266	$234,048
Rental and other property revenues of partnerships served by Asset Management business	—	—	5,022	5,022
Tax credit and transaction revenues	—	—	3,411	3,411
Total revenues	222,856	8,926	10,699	242,481
Property operating expenses attributable to Real Estate	62,863	8,405	6,986	78,254
Property operating expenses of partnerships served by Asset Management business	—	—	2,608	2,608
Other operating expenses not allocated to reportable segment (3)	—	—	114,665	114,665
Total operating expenses	62,863	8,405	124,259	195,527
Operating income	159,993	521	(113,560)	46,954
Other items included in income before gain on dispositions (4)	—	—	(15,122)	(15,122)
Income before gain on dispositions	$159,993	$521	$(128,682)	$31,832

	Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Three months ended September 30, 2017:
Rental and other property revenues attributable to Real Estate	$203,935	$8,155	$21,618	$233,708
Rental and other property revenues of partnerships served by Asset Management business	—	—	18,232	18,232
Tax credit and transaction revenues	—	—	2,695	2,695
Total revenues	203,935	8,155	42,545	254,635
Property operating expenses attributable to Real Estate	57,592	7,609	16,043	81,244
Property operating expenses of partnerships served by Asset Management business	—	—	8,872	8,872
Other operating expenses not allocated to reportable segment (3)	—	—	105,314	105,314
Total operating expenses	57,592	7,609	130,229	195,430
Operating income	146,343	546	(87,684)	59,205
Other items included in income before gain on dispositions (4)	—	—	(36,828)	(36,828)
Income before gain on dispositions	$146,343	$546	$(124,512)	$22,377

	Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Nine months ended September 30, 2018:
Rental and other property revenues attributable to Real Estate	$643,656	$25,903	$21,012	$690,571
Rental and other property revenues of partnerships served by Asset Management business	—	—	42,830	42,830
Tax credit and transaction revenues	—	—	6,987	6,987
Total revenues	643,656	25,903	70,829	740,388
Property operating expenses attributable to Real Estate	183,119	24,337	25,116	232,572
Property operating expenses of partnerships served by Asset Management business	—	—	20,865	20,865
Other operating expenses not allocated to reportable segment (3)	—	—	337,259	337,259
Total operating expenses	183,119	24,337	383,240	590,696
Operating income	460,537	1,566	(312,411)	149,692
Other items included in income before gain on dispositions (4)	—	—	(65,560)	(65,560)
Income before gain on dispositions	$460,537	$1,566	$(377,971)	$84,132

	Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Nine months ended September 30, 2017:
Rental and other property revenues attributable to Real Estate	$589,349	$35,542	$61,748	$686,639
Rental and other property revenues of partnerships served by Asset Management business	—	—	55,327	55,327
Tax credit and transaction revenues	—	—	8,242	8,242
Total revenues	589,349	35,542	125,317	750,208
Property operating expenses attributable to Real Estate	169,311	25,505	45,138	239,954
Property operating expenses of partnerships served by Asset Management business	—	—	26,458	26,458
Other operating expenses not allocated to reportable segment (3)	—	—	307,096	307,096
Total operating expenses	169,311	25,505	378,692	573,508
Operating income	420,038	10,037	(253,375)	176,700
Other items included in income before gain on dispositions (4)	—	—	(116,691)	(116,691)
Income before gain on dispositions	$420,038	$10,037	$(370,066)	$60,009

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

(2)
Includes the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any, and the operating results of apartment communities owned by consolidated partnerships served by our Asset Management business prior to its sale in July 2018. Corporate and Amounts Not Allocated to Reportable Segment also includes property management expenses and casualty gains and losses, which are included in consolidated property operating expenses and are not part of our segment performance measure.

(3)
Other operating expenses not allocated to reportable segment consists of depreciation and amortization, general and administrative expenses and other operating expenses, which are not included in our measure of segment performance.

(4)	Other items included in income before gain on dispositions primarily consists of interest and income tax benefit.
The assets of our reportable segment and the consolidated assets not allocated to our segment are as follows (in thousands):

	September 30, 2018	December 31, 2017
Real Estate	$5,861,647	$5,391,816
Corporate and other assets (1)	323,374	687,224
Total consolidated assets	$6,185,021	$6,079,040

(1)
Includes the assets not allocated to our reportable segment, primarily corporate assets, and as of December 31, 2017, assets of apartment communities and the Asset Management business, which were sold as of September 30, 2018.

For the nine months ended September 30, 2018 and 2017, capital additions related to our Real Estate segment totaled $241.6 million and $243.3 million, respectively.
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
As described in Note 3, we sold our Asset Management business in July 2018, including the nominal ownership interest we held in partnerships served by this business.

	September 30, 2018	December 31, 2017
Real Estate portfolio:
VIEs with interests in apartment communities	9	14
Apartment communities owned by VIEs	9	14
Apartment homes in communities owned by VIEs	3,592	4,321
Consolidated partnerships served by Asset Management business:
VIEs with interests in apartment communities	—	49
Apartment communities owned by VIEs	—	37
Apartment homes in communities owned by VIEs	—	5,893
Assets of the Aimco Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the Aimco Operating Partnership. Assets and liabilities of consolidated VIEs are summarized in the table below (in thousands):

	September 30, 2018	December 31, 2017
Real Estate portfolio:
Assets
Net real estate	$481,390	$529,898
Cash and cash equivalents	13,193	16,111
Restricted cash	7,295	4,798
Liabilities
Non-recourse property debt secured by Real Estate communities, net	339,278	412,205
Accrued liabilities and other	17,096	10,623
Consolidated partnerships served by Asset Management business:
Assets
Real estate, net	—	215,580
Cash and cash equivalents	—	15,931
Restricted cash	—	30,107
Liabilities
Non-recourse property debt	—	220,356
Accrued liabilities and other	—	20,241

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our principal financial objective is to provide predictable and attractive returns to our equity holders. We measure our long-term total return using Economic Income, defined as Net Asset Value, or NAV, growth plus dividends. NAV is used by many investors because the value of company assets can be readily estimated, even for non-earning assets such as land or properties under development. NAV has the advantage of incorporating the investment decisions of thousands of real estate investors, enhancing comparability among companies that have differences in their accounting, and avoiding disparity that can result from application of GAAP to investment properties and various ownership structures. Some investors focus on multiples of Adjusted Funds From Operations, or AFFO, and Funds From Operations, or FFO. Our disclosure of AFFO, our measure of current return, complements our focus on Economic Income. We also use Pro forma Funds From Operations, or Pro forma FFO, as a secondary measure of operational performance. Our business plan to achieve this principal financial objective is to:

•
operate our portfolio of desirable apartment homes with a high level of focus on customer selection and customer satisfaction and in an efficient manner that produces predictable and growing Free Cash Flow;

•
improve our portfolio of apartment communities, which is diversified both by geography and price point by selling apartment communities with lower projected Free Cash Flow internal rates of return and investing the proceeds from such sales through capital enhancements, redevelopment, limited development, and acquisitions with greater land value, higher expected rent growth, and projected Free Cash Flow internal rates of return in excess of those expected from communities sold;

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
The results from the execution of our business plan during the three months ended September 30, 2018, are further described below.
Net income attributable to common stockholders per common share increased by $3.50 during the three months ended September 30, 2018 compared to 2017, primarily due to gains on the sale of apartment communities and the Asset Management business.
AFFO per share increased $0.02 for the three months ended September 30, 2018, as compared to the same period in 2017. Real Estate operations contributed to the increase in AFFO, as follows:

•	$0.02 from Same Store property net operating income growth of 2.6%, driven by a 3.1% increase in revenue offset by a 4.5% increase in expenses; and

•	$0.06 from leasing activity related to redevelopment and recently acquired communities; offset by

•	($0.06) in AFFO from apartment communities sold in the last twelve months.
For the three months ended September 30, 2018, the sale of the Asset Management business is estimated to have reduced AFFO per share by $0.03.
Operational Excellence
We own and operate a portfolio of market rate apartment communities, diversified by both geography and price point, which we refer to as our Real Estate portfolio. At September 30, 2018, our Real Estate portfolio included 133 apartment communities with 36,481 apartment homes in which we held an average ownership of approximately 99%. This portfolio was divided about two thirds by value to our “Same Store” portfolio of stabilized apartment communities and about one third by value to “Other Real Estate,” which includes recently acquired communities and communities under redevelopment or development whose long-term financial contribution is not yet stabilized.
Our property operations team produced solid results for our Real Estate portfolio for the three months ended September 30, 2018. Highlights include:

•	Same Store net operating income growth driven by the factors discussed below;

•	Same Store rent increases on renewals and new leases averaged 4.2% and 2.2%, respectively, for a weighted average increase of 3.2%; and

•	Average daily occupancy of 96.3%, 30 basis points higher than the same period in 2017.

Redevelopment
Our second line of business is the redevelopment and limited development of apartment communities, where we expect to create value by repositioning communities within our portfolio. We measure the rate and quality of financial returns by net asset value creation, an important component of Economic Income, our primary measure of long-term financial performance. We also undertake limited ground-up development when warranted by risk-adjusted investment returns, either directly or in connection with the redevelopment of an existing apartment community. When warranted, we rely on the expertise and credit of a third-party developer familiar with the local market to limit our exposure to construction risk.
We invest to earn risk-adjusted returns in excess of those expected from the apartment communities sold in paired trades to fund the redevelopment or development. Of these two activities, we favor redevelopment because it permits adjustment to the scope and timing of spending to align with changing market conditions and customer preferences.
During the three months ended September 30, 2018, we invested $36.7 million in redevelopment and development. In Center City, Philadelphia, we have substantially completed redevelopment of the vacated fourth and final tower of Park Towne Place. During the three months ended September 30, 2018, average daily occupancy at the three completed towers was 89.1%. As of September 30, 2018, the three completed towers were 95% leased and the fourth tower was 71% leased.
We also commenced the next phase of redevelopment at our Flamingo community, located in Miami Beach. This $30 million phase includes extensive redevelopment of retail, leasing, and common areas, including major enhancements to the entryway.
During the three months ended September 30, 2018, we exercised our option to acquire approximately two acres of land adjacent to our 21 Fitzsimons community, located on the University of Colorado Anschutz Medical Campus, and broke ground on the development of a 253-apartment home community. We expect to invest approximately $87.0 million to construct the community, which is expected to be complete in the third quarter of 2020. We anticipate a stabilized net operating income yield in the low 6% range, driven by an 80% net operating income margin due to operational efficiencies derived from owning the adjacent 600 apartment homes, and a Free Cash Flow internal rate of return greater than 10%, resulting in value creation (defined as the amount by which the completed property value exceeds the pre-redevelopment value plus redevelopment spend) of more than 35%.
During the three months ended September 30, 2018, we leased 145 apartment homes at our redevelopment communities. As of September 30, 2018, our exposure to lease-up at active redevelopment and development communities was approximately 341 apartment homes, of which 62 were in the fourth tower of Park Towne Place, 213 were being constructed at Parc Mosaic, and 66 were located in three other communities.
In October 2018, we commenced construction on the development of 58 rental townhomes on approximately four acres of land contiguous to our Elm Creek apartment community in Elmhurst, Illinois. Given the success five years ago of a similar project at the community, we opportunistically purchased an adjacent land parcel in 2017. We expect to achieve a projected stabilized net operating income yield of 7% and a Free Cash Flow internal rate of return of greater than 11% on this $35 million investment. We expect initial occupancy in the first quarter of 2020 and completion of construction in the second quarter of 2020.
Please see below under the Liquidity and Capital Resources – Redevelopment and Development heading for additional information regarding our redevelopment and development investment during the nine months ended September 30, 2018.
Portfolio Management
Our portfolio of apartment communities is diversified across “A,” “B,” and “C+” price points, averaging “B/B+” in quality, and is also diversified across several of the largest markets in the United States. We measure the quality of our apartment communities in our Real Estate portfolio based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of the local market average; as “B” quality apartment communities those earning rents between 90% and 125% of the local market average; as “C+” quality apartment communities those earning rents greater than $1,100 per month, but lower than 90% of the local market average; and as “C” quality apartment communities those earning rents less than $1,100 per month and lower than 90% of the local market average. We classify as “B/B+” quality a portfolio that on average earns rents between 100% and 125% of the local market average rents where the portfolio is located. Although some companies and analysts within the multifamily real estate industry use apartment community quality ratings of “A,” “B” and “C,” some of which are tied to the local market rent averages, the metrics used to classify apartment community quality as well as the period for which the local market rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multifamily real estate industry.

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

	Three Months Ended
	September 30,
	2018	2017
Average revenue per Aimco apartment home (1)	$2,131	$2,005
Portfolio average rents as a percentage of local market average rents	113%	112%
Percentage A (3Q 2018 average revenue per Aimco apartment home $2,809)	51%	53%
Percentage B (3Q 2018 average revenue per Aimco apartment home $1,854)	33%	34%
Percentage C+ (3Q 2018 average revenue per Aimco apartment home $1,702)	16%	13%
(1) Represents average monthly rental and other property revenues (excluding resident reimbursement of utility cost) divided by the number of occupied apartment homes as of the end of the current period.

Our average revenue per apartment home was $2,131 for the three months ended September 30, 2018, a 6% increase compared to 2017. This increase is due to year-over-year growth in Same Store revenue as well as our acquisition activities, lease-up of redevelopment and acquisition communities, and the sale of communities with average monthly revenues per apartment home lower than those of the retained portfolio.
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
During the nine months ended September 30, 2018, we acquired five apartment communities. We acquired for $307.9 million four apartment communities in the Philadelphia area including 665 apartment homes and 153,000 square feet of office and retail space. We also acquired for $160 million Bent Tree Apartments, a 748-apartment home community in Fairfax County, Virginia.
In April 2018, we agreed to acquire six communities in the Philadelphia area, including the four that have been acquired year-to-date. During the three months ended September 30, 2018, we terminated our agreement to acquire the fifth community, The Victor, in Camden, New Jersey, due to the lack of required approvals from the City of Camden. The purchase of the sixth community is expected upon completion of construction in the first half of 2019. The rate of return expected on our investment in the Philadelphia communities are not materially impacted by the removal of The Victor.
Dispositions
During the three months ended September 30, 2018, we sold for $590 million our Asset Management business and four affordable apartment communities located in the Hunters Point area of San Francisco. After payment of transaction costs and repayment of property-level debt encumbering the Hunters Point apartment communities, net proceeds to us were $512.2 million.
During the three months ended September 30, 2018, we also sold for $170.4 million Chestnut Hill Village, an 821-apartment home community located in north Philadelphia. Net proceeds to us were $165.5 million.
We used the proceeds from the two sales to fund 2018 acquisitions, effectively completing the paired trades. The sale of Chestnut Hill Village rebalanced our capital allocation to Philadelphia from a lower-rated apartment community in north Philadelphia to communities in the more desirable Center City and University City submarkets. The acquisition communities have expected Free Cash Flow internal rates of return approximately 400 basis points higher than those of the disposition communities.
We used excess proceeds from the sales to repay in full our revolving credit facility and term loan, reduce property-level borrowings, and for general corporate purposes.

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
Our leverage includes our share of long-term, non-recourse, property debt encumbering apartment communities, outstanding borrowings under our revolving credit facility, and outstanding preferred equity.
We target the ratio of Proportionate Debt and Preferred Equity to Adjusted EBITDA to be below 7.0x and we target the ratio of Adjusted EBITDA to Adjusted Interest Expense and Preferred Dividends to be greater than 2.5x. Our leverage ratios for the three months ended September 30, 2018, are presented below:

Proportionate Debt to Adjusted EBITDA (1)	6.5x
Proportionate Debt and Preferred Equity to Adjusted EBITDA (1)	6.9x
Adjusted EBITDA to Adjusted Interest Expense	3.4x
Adjusted EBITDA to Adjusted Interest Expense and Preferred Dividends	3.1x

(1)
Adjusted EBITDA has been adjusted on a pro forma basis to reflect our disposition of Chestnut Hill Village, the Asset Management business, and the four Hunters Point communities during the period as if the transactions had been closed on July 1, 2018.

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
As of June 30, 2018, we had $1.6 billion of property-level debt scheduled to mature between 2019 and 2021 and $125 million of 6.875% preferred stock callable in 2019. During the three months ended September 30, 2018, we repaid $120 million of the property-level debt. We intend to redeem the preferred stock in May 2019. We are addressing the majority of these remaining maturities and have rate-locked $620 million of non-recourse, property loans: $500 million of these loans are fixed-rate with a weighted average maturity of nine years and a weighted average interest rate of 4.17%, and $120 million of these loans have five-year terms and interest rates floating at a weighted average of 115 basis points over 30-day LIBOR. In connection with the expected refinancing activity, we expect to incur approximately $14 million of debt extinguishment costs.
In October 2018, we repurchased 1.7 million shares of our common stock for a total of $75 million, at a weighted average price of $43.89 per share, approximately a 20% discount to our March 31, 2018 estimated net asset value per share.
Our liquidity consists of cash balances and available capacity on our revolving line of credit. As of September 30, 2018, we had cash and restricted cash of $104.3 million and had the capacity to borrow $592.9 million under our revolving credit facility, after consideration of $7.1 million of letters of credit backed by the facility. We use our credit facility primarily for working capital and other short-term purposes and to secure letters of credit.
We manage our financial flexibility by maintaining an investment grade rating and holding apartment communities that are unencumbered by property debt. At September 30, 2018, we held unencumbered apartment communities with an estimated fair value of approximately $2.3 billion.
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
Three and Nine Months Ended September 30, 2018 compared to September 30, 2017
Net income attributable to Aimco increased by $550.4 million and increased by $607.4 million, respectively, during the three and nine months ended September 30, 2018 as compared to 2017. Net income attributable to the Aimco Operating Partnership increased by $579.7 million and $639.3 million, respectively, during the three and nine months ended September 30, 2018 as compared to 2017. The following discussion describes the primary drivers of the changes in the net income attributable to Aimco and the Aimco Operating Partnership for the three and nine months ended September 30, 2018 compared to 2017.
Property Operations
As described under the preceding Executive Overview heading, our Real Estate portfolio consists of market rate apartment communities in which we hold a substantial equity ownership interest.
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
Refer to Note 7 in the condensed consolidated financial statements in Item 1 for further discussion regarding our reportable segment including a reconciliation of these proportionate amounts to the corresponding amounts in our condensed consolidated statements of operations.
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
As of September 30, 2018, our Real Estate segment consisted of 95 Same Store apartment communities with 26,367 apartment homes and 34 Other Real Estate communities with 9,972 apartment homes.
From December 31, 2017 to September 30, 2018, on a net basis, our Same Store portfolio increased by three apartment communities and decreased by 19 apartment homes. These changes consisted of:

•
the addition of one developed apartment community with 91 apartment homes and one redeveloped apartment community with 104 apartment homes that were classified as Same Store upon maintaining stabilized operations for the entirety of the periods presented;

•	the addition of one acquired apartment community with 115 apartment homes that was classified as Same Store because we have now owned it for the entirety of both periods presented;

•	the addition of one apartment community with 492 apartments homes that we no longer expect to sell within 12 months; and

•	the reduction of one apartment community with 821 apartment homes, which was sold as of September 30, 2018.
As of September 30, 2018, our Other Real Estate communities included:

•	13 apartment communities with 6,293 apartment homes in redevelopment or development;

•	6 apartment communities with 1,876 apartment homes recently acquired; and

•
15 apartment communities with 1,803 apartment homes that do not meet the definition of Same Store because they are either subject to agreements that limit the amount by which we may increase rents or have not reached or maintained a stabilized level of occupancy as of the beginning of a two-year comparable period, often due to a casualty event.

Our Real Estate segment results for the three months ended September 30, 2018 and 2017, as presented below, are based on the apartment community populations as of September 30, 2018.

	Three Months Ended September 30,
(in thousands)	2018	2017	$ Change	% Change
Rental and other property revenues before utility reimbursements:
Same Store communities	$148,877	$144,441	$4,436	3.1%
Other Real Estate communities	73,979	59,494	14,485	24.3%
Total	222,856	203,935	18,921	9.3%
Property operating expenses, net of utility reimbursements:
Same Store communities	39,034	37,352	1,682	4.5%
Other Real Estate communities	23,829	20,240	3,589	17.7%
Total	62,863	57,592	5,271	9.2%
Proportionate property net operating income:
Same Store communities	109,843	107,089	2,754	2.6%
Other Real Estate communities	50,150	39,254	10,896	27.8%
Total	$159,993	$146,343	$13,650	9.3%
For the three months ended September 30, 2018 compared to 2017, our Real Estate segment’s proportionate property net operating income increased $13.7 million, or 9.3%.
Same Store proportionate property net operating income increased by $2.8 million, or 2.6%. This increase was primarily attributable to a $4.4 million, or 3.1%, increase in rental and other property revenues due to higher average revenues of $53 per Aimco apartment home comprised of increases in rental rates and a 30 basis point increase in average daily occupancy. Renewal rents, which is the rent paid by an existing resident who renewed a lease compared to the rent paid prior to renewal, were up 4.2% for the three months ended September 30, 2018, and new lease rents, which is the rent paid by a new resident compared to the rent paid by the previous resident of the same apartment home, were up 2.2%, resulting in a weighted average increase of 3.2%. The increase in Same Store rental and other property revenues was partially offset by a $1.7 million, or 4.5%, increase in property operating expenses primarily due to repairs and maintenance costs and increases in real estate taxes. During the three months ended September 30, 2018 compared to 2017, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, increased by $1.1 million, or 5.6%.
The proportionate property net operating income of Other Real Estate communities increased by $10.9 million, or 27.8%, for the three months ended September 30, 2018 compared to 2017 primarily due to:

•
an $8.4 million increase in property net operating income due to the 2018 acquisitions of Bent Tree Apartments and the four Philadelphia communities as well as the stabilization of Indigo located in Redwood City, California; and

•
a $2.1 million increase in property net operating income due to leasing activities at redevelopment and development communities, partially offset by decreases due to apartment homes taken out of service for redevelopment and development.

	Nine Months Ended September 30,
(in thousands)	2018	2017	$ Change	% Change
Rental and other property revenues before utility reimbursements:
Same Store communities	$440,681	$428,028	$12,653	3.0%
Other Real Estate communities	202,975	161,321	41,654	25.8%
Total	643,656	589,349	54,307	9.2%
Property operating expenses, net of utility reimbursements:
Same Store communities	116,453	112,725	3,728	3.3%
Other Real Estate communities	66,666	56,586	10,080	17.8%
Total	183,119	169,311	13,808	8.2%
Proportionate property net operating income:
Same Store communities	324,228	315,303	8,925	2.8%
Other Real Estate communities	136,309	104,735	31,574	30.1%
Total	$460,537	$420,038	$40,499	9.6%
For the nine months ended September 30, 2018 compared to 2017, our Real Estate segment’s proportionate property net operating income increased $40.5 million, or 9.6%.
Same Store proportionate property net operating income increased by $8.9 million, or 2.8%. This increase was primarily attributable to a $12.7 million, or 3.0%, increase in rental and other property revenues due to higher average revenues of approximately $50 per effective home, comprised primarily of increases in rental rates and a 30 basis point increase in average daily occupancy. Renewal rents, which is the rent paid by an existing resident who renewed a lease compared to the rent paid prior to renewal, were up 4.6% for the nine months ended September 30, 2018, and new lease rents, which is the rent paid by a new resident compared to the rent paid by the previous resident of the same apartment home, were up 1.7%, resulting in a weighted average increase of 3.2%. The increase in Same Store rental and other property revenues was partially offset by a $3.7 million, or 3.3%, increase in property operating expenses, primarily due to increase in real estate taxes and repairs and maintenance costs. During the nine months ended September 30, 2018 compared to 2017, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, increased by $1.9 million, or 3.2%.
The proportionate property net operating income of our Other Real Estate communities increased by $31.6 million, or 30.1% for the nine months ended September 30, 2018 compared to 2017, due to:

•	a $16.3 million increase in property net operating income due to the 2018 acquisition of Bent Tree Apartments and the four Philadelphia properties as well as the stabilization of Indigo;

•
a $6.0 million increase in property net operating income due to leasing activities at redevelopment and development communities, partially offset by decreases due to apartment homes taken out of service for redevelopment; and

•
higher property net operating income of $8.5 million from other communities, primarily the effect of our increased ownership interest in the Palazzo communities from our June 2017 reacquisition of a 47% limited partner interest in the related joint venture.

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
For the three months ended September 30, 2018, casualty losses totaled $0.8 million and included several minor claims. For the three months ended September 30, 2017, casualty losses totaled $2.8 million and included several large claims primarily related to hurricane damage.
For the nine months ended September 30, 2018, casualty losses totaled $2.4 million and included several claims primarily related to winter storm damage, partially offset by recovery from insurance carriers for insured losses in excess of policy limits. For the nine months ended September 30, 2017, casualty losses totaled $7.1 million and included several large claims primarily related to damage from Hurricane Irma.
Net operating income decreased for the three and nine months ended September 30, 2018 compared to 2017, by $12.4 million and $25.9 million, respectively, due to apartment communities previously in our Real Estate portfolio that were sold as of September 30, 2018.
Asset Management Results
Prior to the July 2018 sale of our Asset Management business, we provided asset management and other services to certain consolidated partnerships owning apartment communities that qualify for low-income housing tax credits and are structured to provide for the pass-through of tax credits and tax deductions to their partners.
Contribution from Asset Management in our condensed consolidated financial statements included: fees and other amounts paid to us from the net operating income of partnerships served by our Asset Management business, less interest expense incurred on non-recourse property debt obligations of the partnerships; income associated with delivery of tax credits to the third-party investors in the partnerships; and transactional revenue and other income less asset management expenses, which included certain allocated offsite costs related to the operation of this business.
For the three and nine months ended September 30, 2018 compared to 2017, contribution from Asset Management decreased due to the July 2018 sale of our Asset Management business.
Depreciation and Amortization
For the three and nine months ended September 30, 2018 compared to 2017, depreciation and amortization increased $3.9 million, or 4.2%, and $17.6 million, or 6.5%, respectively, primarily due to apartment homes acquired in 2018 and renovated apartment homes placed in service after their completion, partially offset by decreases associated with apartment communities sold.
General and Administrative Expenses
For the three and nine months ended September 30, 2018, compared to 2017, general and administrative expenses increased $2.0 million, or 18.5%, and $5.6 million, or 17.7%, respectively, primarily due to the timing of incentive compensation costs, legal and consulting fees, and travel expenses.
Other Expenses, net
Other expenses, net includes costs associated with our risk management activities, partnership administration expenses and certain non-recurring items.
For the three and nine months ended September 30, 2018 compared to 2017, other expenses increased by $3.5 million and $7.0 million, respectively, primarily due to higher legal costs associated with our ongoing litigation against Airbnb to protect our property right to select our residents and their neighbors and severance costs incurred during the three months ended September 30, 2018, offset by a reduction in other legal costs.

Interest Income
For the three and nine months ended September 30, 2018 compared to 2017, interest income increased $0.7 million and $1.5 million, respectively, primarily due to interest earned on the seller financing notes received as consideration in the sale of La Jolla Cove.
Interest Expense
For the three and nine months ended September 30, 2018 compared to 2017, interest expense, which includes the amortization of debt issuance costs, decreased by $5.2 million, or 10.2%, and $2.2 million, or 1.5%, respectively. The decreases were primarily due to the repayment of our term loan and borrowings against our credit facility and certain property level debt with proceeds from the sale of our Asset Management business, partially offset by interest on debt assumed with the Philadelphia portfolio acquisition.
Income Tax Benefit
Certain of our operations, including property management and risk management, are conducted through taxable REIT subsidiaries, or TRS entities. Additionally, some of our apartment communities are owned through TRS entities.
Our income tax benefit calculated in accordance with GAAP includes: (a) income taxes associated with the income or loss of our TRS entities, for which the tax consequences have been realized or will be realized in future periods; (b) low income housing tax credits generated prior to the sale of our Asset Management business and four Hunters Point apartment communities that offset REIT taxable income, primarily from retained capital gains; and (c) historic tax credits that offset income tax obligations of our TRS entities. Income taxes related to these items (before gains on dispositions), as well as changes in valuation allowance and the establishment of incremental deferred tax items in conjunction with intercompany asset transfers (if applicable), are included in income tax benefit in our condensed consolidated statements of operations.
For the three and nine months ended September 30, 2018 compared to 2017, income tax benefit increased by $23.1 million and $54.8 million, respectively. Income tax benefit increased during the three months ended primarily due to the release of a previously established valuation allowance as a result of the sale of the Asset Management business. Income tax benefit increased during the nine months ended September 30, 2018, primarily due to a tax benefit recognized in connection with an intercompany transfer of assets related to our Asset Management business and the release of the valuation allowance.
Gain on Dispositions of Real Estate and the Asset Management Business, Inclusive of Related Income Tax
Real Estate
During the three months ended September 30, 2018, we sold for $170 million Chestnut Hill Village, an 821-apartment community located in north Philadelphia for a gain of $122.6 million, net of income tax, and gross proceeds of $170.4 million, resulting in $165.5 million in net proceeds to us. During the nine months ended September 30, 2018, we sold four apartment communities with 1,334 apartment homes for a gain of $173.2 million, net of income tax, and gross proceeds of $242.3 million, resulting in $230.1 million in net proceeds to us.
We did not sell any apartment communities from our Real Estate portfolio during the nine months ended September 30, 2017.
During the three months ended September 30, 2018, we also sold four affordable communities located in the Hunters Point area of San Francisco in connection with our sale of our Asset Management business described below.
Asset Management
During the three months ended September 30, 2018, we sold for $590.0 million our Asset Management business and our four Hunters Point communities for a gain of $448.2 million, net of income tax. After payment of transaction costs and repayment of property-level debt encumbering the Hunters Point apartment communities, net proceeds to us were $512.2 million.
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
For the three months ended September 30, 2018 and 2017, we allocated net income of $1.8 million and net loss of $0.2 million, respectively, to noncontrolling interests in consolidated real estate partnerships.

•
The allocation to noncontrolling interests resulting from operations of the consolidated apartment communities was $0.1 million of income for the three months ended September 30, 2018, and $0.2 million of loss for the three months ended September 30, 2017.

•
Gains on the sale of apartment communities allocated to noncontrolling interests totaled $1.7 million for the three months ended September 30, 2018 and there were no gains to allocate in the three months ended September 30, 2017.

For the nine months ended September 30, 2018 and 2017, we allocated net income of $8.0 million and $1.5 million, respectively, to noncontrolling interests in consolidated real estate partnerships.

•
The amount of net income allocated to noncontrolling interests resulting from operations of the consolidated apartment communities was $0.2 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease was primarily due to the June 2017 reacquisition of our limited partner’s interests in the Palazzo joint venture.

•
Gains on the sale of apartment communities allocated to noncontrolling interests totaled $7.8 million for the nine months ended September 30, 2018, and there were no gains to allocate in the nine months ended September 30, 2017.

Noncontrolling Interests in Aimco Operating Partnership
In Aimco’s consolidated financial statements, noncontrolling interests in the Aimco Operating Partnership reflects the results of the Aimco Operating Partnership that are allocated to the OP Unit holders. For the three and nine months ended September 30, 2018 compared to 2017, net income allocated to noncontrolling interests in the Aimco Operating Partnership increased $29.4 million and $31.9 million, respectively. Allocations to noncontrolling interests in the Aimco Operating Partnership fluctuate in proportion to variations in net income, as described above. The allocation of net income to noncontrolling interests in the Aimco Operating Partnership increased due to the issuance of OP Units as partial consideration for the acquisition of the four Philadelphia properties, discussed further in Note 3 to the condensed consolidated financial statements in Item 1.
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
Our critical accounting policies are described in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the financial condition, results of operations, and cash flows for all periods presented.
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

Economic Income represents stockholder value creation as measured by the per share change in estimated net asset value plus cash dividends. We believe Economic Income is important to investors as it represents a measure of the total return we have earned for our stockholders. We report and reconcile Economic Income annually. Please refer to the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, for more information about Economic Income.
Funds From Operations, or FFO, Pro forma FFO and AFFO are non-GAAP financial measures, which are defined and further described below under the Funds From Operations, Pro forma Funds From Operations and Adjusted Funds From Operations heading.
Free Cash Flow, as calculated for our retained portfolio, represents an apartment community’s property net operating income, or NOI, less spending for capital replacements, which represents our estimation of the capital additions made to replace capital assets consumed during our ownership period (further discussed herein under the Funds From Operations, Pro forma Funds From Operations and Adjusted Funds From Operations heading and the Liquidity and Capital Resources heading). Free Cash Flow margin, represents an apartment community’s NOI less $1,200 per apartment home of assumed annual capital replacement spending, as a percentage of the apartment community’s rental and other property revenues. Capital replacement spending represents a measure of the cost of capital asset usage during the period; therefore, we believe that Free Cash Flow is useful to investors as a supplemental measure of apartment community performance because it takes into consideration costs incurred during the period to replace capital assets that have been consumed during our ownership.
Funds From Operations, Pro Forma Funds From Operations and Adjusted Funds From Operations
FFO is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income or loss computed in accordance with GAAP, excluding gains from sales of, and impairment losses recognized with respect to, depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO. We calculate FFO attributable to Aimco common stockholders (diluted) by subtracting dividends on preferred stock and amounts allocated from FFO to participating securities.
In addition to FFO, we compute Pro forma FFO and AFFO, which are also non-GAAP financial measures that we believe are helpful to investors in understanding our performance. Pro forma FFO represents FFO attributable to Aimco common stockholders (diluted), excluding preferred equity redemption-related amounts and certain litigation costs. Preferred equity redemption-related amounts (gains or losses) are items that periodically affect our operating results and we exclude these items from our calculation of Pro forma FFO because such amounts are not representative of our operating performance. We are engaged in litigation with Airbnb to protect our property right to select our residents and their neighbors. Due to the unpredictable nature of these cases and associated legal costs, we exclude such costs from Pro forma FFO. In connection with the sale of our Asset Management business, we incurred severance costs during the nine months ended September 30, 2018. We believe these costs incurred are closely related to the sale of the business and exclude such costs from Pro forma FFO. We also excluded from Pro forma FFO the tax benefit due to the valuation allowance release, net of common noncontrolling interests in Aimco Operating Partnership and participating securities. Due to the sale of the Asset Management business, we expect to realize our deferred tax benefits. As a result, we have determined that a valuation allowance is no longer necessary. We excluded the effect of the establishment of the valuation allowance from Pro forma FFO and, as such, have excluded the benefit from its release.
AFFO represents Pro forma FFO reduced by Capital Replacements, which represents our estimation of the actual capital additions made to replace capital assets consumed during our ownership period. When we make capital additions at an apartment community, we evaluate whether the additions extend the useful life of an asset as compared to its condition at the time we purchased the apartment community. We classify as Capital Improvements those capital additions that meet these criteria and we classify as Capital Replacements those that do not. AFFO is a key financial indicator that we use to evaluate our operational performance and measure our current return. AFFO is one of the factors that we use to determine the amounts of our dividend payments.
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

For the three and nine months ended September 30, 2018 and 2017, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to Aimco common stockholders (1)	$567,029	$17,430	$651,371	$44,764
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	94,166	89,879	279,798	257,409
Gain on dispositions and other, net noncontrolling partners’ interest	(624,521)	(5,772)	(671,761)	(7,952)
Income tax adjustments related to gain on dispositions and other items (2)	54,448	733	23,813	2,175
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	24,130	(3,814)	18,963	(11,447)
Amounts allocable to participating securities	626	(43)	529	(122)
FFO attributable to Aimco common stockholders – diluted	$115,878	$98,413	$302,713	$284,827
Tax benefit due to valuation allowance release, net of common noncontrolling interests in Aimco Operating Partnership and participating securities (3)	(19,349)	—	(19,349)	—
Litigation costs, net of common noncontrolling interests in Aimco Operating Partnership and participating securities (4)	2,727	—	4,633	—
Severance costs, net of common noncontrolling interests in Aimco Operating Partnership and participating securities (5)	67	—	1,282	—
Pro forma FFO attributable to Aimco common stockholders – diluted	$99,323	$98,413	$289,279	$284,827
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(10,768)	(14,446)	(32,245)	(40,752)
AFFO attributable to Aimco common stockholders – diluted	$88,555	$83,967	$257,034	$244,075

Weighted average common shares outstanding – diluted (FFO, Pro forma FFO and AFFO) (6)	156,938	156,835	156,836	156,768

Net income attributable to Aimco per common share – diluted	$3.61	$0.11	$4.15	$0.29
FFO per share – diluted	$0.74	$0.63	$1.93	$1.82
Pro forma FFO per share – diluted	$0.63	$0.63	$1.84	$1.82
AFFO per share – diluted	$0.56	$0.54	$1.64	$1.56

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP.

(2)
Income taxes related to gain on dispositions and other items for the three months ended September 30, 2018, includes the reversal of a $33.3 million deferred tax asset related to intercompany transfer of assets, which was realized upon the sale of the Asset Management business. The remaining income tax provision of $21.1 million relates to the tax on the gain on the sale. For the nine months ended September 30, 2018, income taxes related to gain on dispositions and other items includes tax on the gain on the sale of the Asset Management business, as well as tax on the gain on the sale of apartment communities during the nine months ended September 30, 2018.

(3)
Due to the sale of the Asset Management business, we expect to realize our deferred tax benefits. As a result, we have determined that a valuation allowance is no longer necessary. We excluded the effect of the establishment of the valuation allowance from Pro forma FFO and as such have excluded the benefit from its release.

(4)
We are engaged in litigation with Airbnb to protect our property right to select our residents and their neighbors. Due to the unpredictable nature of these cases and associated legal costs, we exclude such costs from Pro forma FFO and AFFO.

(5)
In connection with the sale of our Asset Management business, we incurred severance costs of $0.1 million and $1.3 million during the three and nine months ended September 30, 2018, respectively. We believe these costs are closely related to the sale of the business and have excluded such costs from Pro forma FFO and AFFO.

(6)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP.
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
We calculate Adjusted EBITDA and Adjusted Interest used in our leverage ratios based on the most recent three month amounts, annualized.
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

While Adjusted EBITDA is a relevant measure of performance and is commonly used in leverage ratios, it does not represent net income as defined by GAAP, and should not be considered an alternative to net income in evaluating our performance.  Further, our definition and computation of Adjusted EBITDA may not be comparable to similar measures reported by other companies.

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
Reconciliations of the most closely related GAAP measures to our calculations of Proportionate Debt, Preferred Equity, Adjusted EBITDA, Adjusted Interest Expense and Preferred Dividends, as used in our leverage ratios, are as follows (in thousands):

September 30, 2018
Total indebtedness associated with Real Estate portfolio	$3,646,789
Adjustments:
Debt issue costs related to non-recourse property debt	18,488
Proportionate share adjustments related to debt obligations of consolidated and unconsolidated partnerships	(9,550)
Cash and restricted cash	(104,299)
Proportionate share adjustments related to cash and restricted cash held by consolidated and unconsolidated partnerships	2,380
Securitization trust investment and other	(87,011)
Proportionate Debt	$3,466,797

Preferred stock	$125,000
Preferred OP Units	101,320
Preferred Equity	226,320
Proportionate Debt and Preferred Equity	$3,693,117

Three Months Ended September 30, 2018
Net income attributable to Aimco Common Stockholders	$567,029
Adjustments:
Adjusted Interest Expense	39,545
Income tax benefit	(27,941)
Depreciation and amortization, net of noncontrolling interest	96,349
Gain on disposition and other, inclusive of related income taxes and net of noncontrolling partners’ interests	(570,384)
Preferred stock dividends	2,148
Net income attributable to noncontrolling interests in Aimco Operating Partnership	32,946
Pro forma adjustment (1)	(6,212)
Adjusted EBITDA	$133,480

Annualized Adjusted EBITDA	$533,920

(1) Adjusted EBITDA has been adjusted on a pro forma basis to reflect the dispositions of Chestnut Hill Village, the Asset Management business, and the four Hunters Point communities during the period as if the transactions had been closed on July 1, 2018.

Three Months Ended September 30, 2018
Interest expense	$45,492
Interest expense related to non-recourse property debt obligations of consolidated partnerships served by our Asset Management business	(854)
Interest expense attributable to Real Estate portfolio	44,638
Adjustments:
Proportionate share adjustments related to interest of consolidated and unconsolidated partnerships	(102)
Debt prepayment penalties and other non-interest items	(1,410)
Amortization of debt issue costs	(1,658)
Interest income earned on securitization trust investment	(1,923)
Adjusted Interest Expense	$39,545

Preferred stock dividends	2,148
Preferred OP Unit distributions	1,934
Preferred Dividends	4,082
Adjusted Interest Expense and Preferred Dividends	$43,627

Annualized Adjusted Interest Expense	$158,180
Annualized Adjusted Interest Expense and Preferred Dividends	$174,508
Liquidity and Capital Resources
Liquidity
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from operations. Additional sources are proceeds from sales of apartment communities, proceeds from refinancings of existing property debt, borrowings under new property debt, borrowings under our revolving credit facility and proceeds from equity offerings.
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
As of September 30, 2018, our primary sources of liquidity were as follows:

•	$58.0 million in cash and cash equivalents;

•
$46.3 million of restricted cash, which consists primarily of escrows related to resident security deposits and reserves and escrows held by lenders for capital additions, property taxes and insurance; and

•	$592.9 million of capacity to borrow under our revolving credit facility after consideration of $7.1 million of letters of credit backed by the facility.
At September 30, 2018, we also held unencumbered apartment communities with an estimated fair market value of approximately $2.3 billion.
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
As of September 30, 2018, approximately 94.2% of our leverage consisted of property-level, non-recourse, long-dated, amortizing debt. Approximately 96.4% of this property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation. The weighted average maturity of our property-level debt was 7.0 years. There are no unpaid principal balances maturing during the remainder of 2018, and on average, 12.2% of our unpaid principal balance will mature each year from 2019 through 2021.
While our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt, we also have a credit facility with a syndicate of financial institutions. Our credit facility provides for $600.0 million of revolving loan commitments. As of September 30, 2018, we had no outstanding borrowings under our revolving credit facility. The revolving credit facility provides us with an option to expand the aggregate loan commitments, subject to customary conditions, by up to $200.0 million. The credit facility also provided for a $250.0 million term loan, which we repaid in full during the three months ended September 30, 2018.
As of September 30, 2018, our outstanding perpetual preferred equity represented approximately 5.8% of our total leverage. Our preferred securities are perpetual in nature; however, for illustrative purposes, we compute the weighted average maturity of our total leverage assuming a 40-year maturity for our preferred securities.
The combination of non-recourse property-level debt, borrowings under our revolving credit facility and perpetual preferred equity that comprises our total leverage, reduces our refunding and re-pricing risk. The weighted average maturity for our total leverage described above was 8.9 years as of September 30, 2018.
Under the revolving credit facility, we have agreed to maintain a Fixed Charge Coverage ratio of 1.40x, as well as comply with other covenants customary for similar revolving credit arrangements. For the trailing twelve month period ended September 30, 2018, our Fixed Charge Coverage ratio was 2.01x, compared to a ratio of 1.99x for the trailing twelve month period ended September 30, 2017. We expect to remain in compliance with this covenant during the next 12 months.

As of June 30, 2018, we had $1.6 billion of property-level debt scheduled to mature between 2019 and 2021 and $125 million of 6.875% preferred stock callable in 2019. During the three months ended September 30, 2018, we repaid $120 million of the property-level debt. We intend to redeem the preferred stock in May 2019. We are addressing the majority of these remaining maturities and have rate-locked $620 million of non-recourse, property loans: $500 million of these loans are fixed rate with a weighted average maturity of nine years and a weighted average interest rate of 4.17%, and $120 million of these loans have five-year terms and interest rates floating at a weighted average of 115 basis points over 30-day LIBOR. In connection with the expected refinancing activity, we expect to incur approximately $14 million of debt extinguishment costs. The completion of the refinancing activity will result in reduced refunding risk, lowered interest expense, an improved ladder of maturities, and an increase in the value of our unencumbered pool to over $3 billion, an almost 70% increase from December 31, 2017.
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
Operating Activities
For the nine months ended September 30, 2018, net cash provided by operating activities was $302.9 million. Our operating cash flow is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the nine months ended September 30, 2018, increased by $7.8 million compared to 2017, due improved operating results of our Same Store communities and increased contribution from our redevelopment and lease-up communities, partially offset by the sale of our Asset Management business.
Investing Activities
For the nine months ended September 30, 2018, net cash provided by investing activities of $239.1 million consisted primarily of proceeds from the disposition of the Asset Management business, four affordable apartment communities located in the Hunters Point area of San Francisco, and four conventional apartment communities, partially offset by the acquisitions of Bent Tree Apartments and four apartment communities in Philadelphia and capital expenditures. Capital expenditures totaled $253.1 million and $266.6 million during the nine months ended September 30, 2018 and 2017, respectively. We generally fund capital expenditures with cash provided by operating activities and cash proceeds from apartment community sales.
Further information about the acquisitions and dispositions completed during the nine months ended September 30, 2018, is included in Note 3 to the condensed consolidated financial statements in Item 1.
Capital additions for our Real Estate segment totaled $241.6 million and $243.3 million during the nine months ended September 30, 2018 and 2017, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.
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

We exclude the amounts of capital spending related to apartment communities sold or classified as held for sale at the end of the period from the foregoing measures. We have also excluded from these measures indirect capitalized costs, which are not yet allocated to apartment communities with capital additions, and their related capital spending categories.
A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, are presented below (in thousands):

	Nine Months Ended September 30,
	2018	2017
Real Estate
Capital replacements	$24,222	$29,607
Capital improvements	9,086	11,857
Capital enhancements	78,516	75,569
Redevelopment additions	94,568	114,165
Development additions	30,229	5,783
Casualty capital additions	4,992	6,284
Real Estate capital additions	241,613	243,265
Plus: additions related to apartment communities sold or held for sale and unallocated indirect capitalized costs	13,470	17,678
Plus: additions related to consolidated asset managed communities	—	814
Consolidated capital additions	255,083	261,757
Plus: net change in accrued capital spending	(1,934)	4,866
Capital expenditures per condensed consolidated statement of cash flows	$253,149	$266,623
For the nine months ended September 30, 2018 and 2017, we capitalized $5.7 million and $5.9 million of interest costs, respectively, and $26.8 million and $26.8 million of other direct and indirect costs, respectively.
We invested $78.5 million in capital enhancements during the nine months ended September 30, 2018, and we anticipate a full year investment ranging from $90 million to $100 million.
Redevelopment and Development
We execute redevelopments using a range of approaches. We prefer to limit risk by executing redevelopments using a phased approach, in which we renovate an apartment community in stages. Smaller phases provide us the flexibility to maintain current earnings while aligning the timing of the completed apartment homes with market demand. The following table summarizes ongoing redevelopments of this nature at September 30, 2018 (dollars in millions):

	Location	Apartment Homes Approved for Redevelopment	Estimated/Potential Net Investment	Inception-to-Date Net Investment
Bay Parc	Miami, FL	60	$24.1	$19.7
Calhoun Beach Club	Minneapolis, MN	275	28.7	10.5
Flamingo South Beach	Miami Beach, FL	—	39.7	12.0
Palazzo West at The Grove	Los Angeles, CA	389	24.5	18.7
Saybrook Pointe	San Jose, CA	324	18.8	18.6
Yorktown	Lombard, IL	292	25.7	19.9
Other	Various	92	12.9	11.6
Total		1,432	$174.4	$111.0

We also undertake ground-up development when warranted by risk-adjusted investment returns, either directly or in connection with the redevelopment of an existing apartment community. When smaller redevelopment phases are not possible, we may engage in redevelopment activities where an entire building or community is vacated. The following table summarizes our investments related to these developments and redevelopments at September 30, 2018 (dollars in millions):

	Location	Apartment Homes Approved for Redevelopment or Development	Estimated/Potential Net Investment	Inception-to-Date Net Investment	Stabilized Occupancy	NOI Stabilization
Anschutz Expansion	Aurora, CO	253	$87.0	$4.1	3Q 2021	4Q 2022
Parc Mosaic	Boulder, CO	226	117.0	51.2	4Q 2020	1Q 2022
Park Towne Place	Philadelphia, PA	940	176.0	172.3	1Q 2019	2Q 2020
Total		1,419	$380.0	$227.6
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
Our total estimated or potential net investment in redevelopment and development is $554.4 million with a projected weighted average net operating income yield on these investments of 6.1%, assuming untrended rents. Of this total, $338.6 million has been funded. We expect to fund the remaining redevelopment and development investment through a combination of leverage and proceeds from community sales.
During the nine months ended September 30, 2018, we invested $124.8 million in redevelopment and development. In Center City, Philadelphia, we have substantially completed redevelopment of the vacated fourth and final tower of Park Towne Place. During the three months ended September 30, 2018, average daily occupancy at the three completed towers was 89.1%. As of September 30, 2018, the three completed towers were 95% leased and the fourth tower was 71% leased.
We also commenced the next phase of redevelopment at our Flamingo community, located in Miami Beach. This $30 million phase includes extensive redevelopment of retail, leasing, and common areas, including major enhancements to the entryway.
During the nine months ended September 30, 2018, we exercised our option to acquire approximately two acres of land adjacent to our 21 Fitzsimons apartment community, located on the University of Colorado Anschutz Medical Campus, and broke ground on the development of a 253-apartment home community. We expect to invest approximately $87 million to construct the community, which is expected to be complete in the third quarter of 2020.
During the nine months ended September 30, 2018, we leased 329 apartment homes at our redevelopment communities. As of September 30, 2018, our exposure to lease-up at active redevelopment and development communities was approximately 341 apartment homes, of which 62 were in the fourth tower of Park Towne Place, 213 were being constructed at Parc Mosaic, and 66 were located in three other communities.
We expect our total development and redevelopment spending to range from $170 million to $190 million for the year ending December 31, 2018.
Financing Activities
For the nine months ended September 30, 2018, net cash used in financing activities of $580.3 million was primarily attributed to repayments on non-recourse property debt, the pay down of the term loan and revolving credit facility, dividends paid to common security holders, distributions paid to noncontrolling interests, and redemptions of noncontrolling interest, partially offset by proceeds from non-recourse property debt.
Net borrowings on our revolving credit facility primarily relate to the timing of apartment community acquisitions and dispositions and of property debt financing activities.
Proceeds from non-recourse property debt borrowings during the period consisted of the closing of two fixed-rate, amortizing, non-recourse property loans totaling $242.0 million. These loans have 10-year terms and a weighted average interest rate of 3.48%,

126 basis points more than the corresponding Treasury rate at the time of pricing. The net effect of 2018 fixed-rate property debt refinancing activities has been to lower our weighted average fixed interest rate by 16 basis points since December 31, 2017, to 4.48%, reducing prospective interest expense by more than $5.7 million.
Proceeds from non-recourse property debt borrowing during the period also included the closing of two non-recourse, variable-rate property loans totaling $118.6 million. These loans each have a 5-year term and bear interest at 30-day LIBOR plus 1.25%. The five-year terms fill a hole in our laddered maturities and, taken together with the repayment of the variable term loan, reduce our exposure to increasing short-term interest rates to approximately 3% of our leverage.
Principal payments on property loans during the period totaled $403.1 million, consisting of scheduled principal amortization of $63.0 million and repayments of $340.1 million.
Net cash used in financing activities also includes $207.9 million of payments to equity holders, as further detailed in the table below.
Equity and Partners’ Capital Transactions
The following table presents the Aimco Operating Partnership’s distribution activity (including distributions paid to Aimco) during the nine months ended September 30, 2018 (in thousands):

Cash distributions paid to holders of noncontrolling interests in consolidated real estate partnerships	$7,934
Cash distributions paid by the Aimco Operating Partnership to preferred unitholders (1)	12,250
Cash distributions paid by the Aimco Operating Partnership to common unitholders (2)	187,747
Total cash distributions paid by the Aimco Operating Partnership	$207,931

(1)	$6.4 million represented distributions to Aimco, and $5.8 million represented distributions paid to holders of OP Units.

(2)	$178.9 million represented distributions to Aimco, and $8.8 million represented distributions paid to holders of OP Units.
The following table presents Aimco’s dividend activity during the nine months ended September 30, 2018 (in thousands):

Cash distributions paid to holders of noncontrolling interests in consolidated real estate partnerships	$7,934
Cash distributions paid to holders of OP Units	14,615
Cash dividends paid by Aimco to preferred stockholders	6,445
Cash dividends paid by Aimco to common stockholders	178,937
Total cash dividends and distributions paid by Aimco	$207,931
During the nine months ended September 30, 2018, we repurchased $8.5 million of OP Units at an average discount of approximately 20% to our estimated net asset value per share.
Future Capital Needs
We expect to fund any future acquisitions, redevelopment, development, and other capital spending principally with proceeds from apartment community sales, short-term borrowings, debt and equity financing and operating cash flows. Our near term business plan does not contemplate the issuance of equity.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2018, on a consolidated basis, we had approximately $133.1 million of variable-rate property debt outstanding, and no borrowings under our revolving credit facility. We estimate that a change in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce or increase net income attributable to Aimco common stockholders and the Aimco Operating Partnership’s common unitholders by approximately $1.3 million on an annual basis.
At September 30, 2018, our Real Estate segment had approximately $104.3 million in cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may offset somewhat a change in rates on our variable-rate debt discussed above.
We estimate the fair value for debt instruments as described in Note 6 to the condensed consolidated financial statements in Item 1. The estimated fair value of total indebtedness associated with the Real Estate portfolio was approximately $3.6 billion at September 30, 2018, inclusive of a $64.0 million mark-to-market asset. The mark-to-market liability at December 31, 2017 was $55.1 million.
If market rates for consolidated fixed-rate debt in our Real Estate segment were higher by 100 basis points with constant credit risk spreads, the estimated fair value of consolidated debt discussed above would decrease from $3.6 billion in the aggregate to $3.5 billion. If market rates for consolidated debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of consolidated fixed-rate debt would increase from $3.6 billion in the aggregate to $3.7 billion.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Aimco
(a) Unregistered Sales of Equity Securities. Aimco did not issue any unregistered shares of Common Stock during the three months ended September 30, 2018.
(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its common equity securities during the three months ended September 30, 2018. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of September 30, 2018, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
The Aimco Operating Partnership
(a) Unregistered Sales of Equity Securities. The Aimco Operating Partnership did not issue any unregistered OP Units during the three months ended September 30, 2018.
(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, limited partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the three months ended September 30, 2018, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases, or redemptions in exchange for cash, of the Aimco Operating Partnership’s equity securities for the three months ended September 30, 2018.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2018	5,466	$41.50	N/A	N/A
August 1 - August 31, 2018	6,094	42.69	N/A	N/A
September 1 - September 30, 2018	8,245	43.59	N/A	N/A
Total	19,805	$42.74

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

Aimco and the Aimco Operating Partnership
Dividend and Distribution Payments. Our revolving credit facility includes customary covenants, including a restriction on dividends and distributions and other restricted payments, but permits dividends and distributions during any 12-month period in an aggregate amount of up to 95% of Aimco’s Funds From Operations, subject to certain non-cash adjustments, for such period or such amount as may be necessary for Aimco to maintain its REIT status.

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
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: November 2, 2018