Form 10-K
period 2018-12-31
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2019-02-20
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Apartment Investment and Management Company:
Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐		Smaller reporting company	☐
			Emerging growth company	☐

AIMCO Properties, L.P.:
Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

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
The aggregate market value of the voting and non-voting common stock of Apartment Investment and Management Company held by non-affiliates of Apartment Investment and Management Company was approximately $6.6 billion as of June 30, 2018. As of February 15, 2019, there were 148,766,616 shares of Class A Common Stock outstanding.

As of February 15, 2019, there were 158,495,487 Partnership Common Units outstanding.

_______________________________________________________
Documents Incorporated by Reference
Portions of Apartment Investment and Management Company’s definitive proxy statement to be issued in conjunction with Apartment Investment and Management Company’s annual meeting of stockholders to be held April 30, 2019, are incorporated by reference into Part III of this Annual Report.

EXPLANATORY NOTE
This filing combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2018, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean collectively Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of December 31, 2018, owned a 94.3% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 5.7% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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
We operate Aimco and the Aimco Operating Partnership as one enterprise, the management of Aimco directs the management and operations of the Aimco Operating Partnership, and the members of the Board of Directors of Aimco are identical to those of the Aimco Operating Partnership’s general partner.
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
AIMCO PROPERTIES, L.P.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2018

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
Certain financial and operating measures found herein and used by management are not defined under accounting principles generally accepted in the United States, or GAAP. These measures are defined and reconciled to the most comparable GAAP measures under the Non-GAAP Measures heading and include: Funds From Operations, Pro forma Funds From Operations, Adjusted Funds From Operations, Free Cash Flow, Net Asset Value, Economic Income, and the measures used to compute our leverage ratios.
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
Our principal financial objective is to provide predictable and attractive returns to our equity holders. We measure our long- term total return using Economic Income, defined as Net Asset Value, or NAV, growth plus dividends. NAV is used by many investors because the value of company assets can be readily estimated, even for non-earning assets such as land or properties under development. NAV has the advantage of incorporating the investment decisions of thousands of real estate investors, enhancing comparability among companies that have differences in their accounting, and avoiding disparity that can result from application of GAAP to investment properties and various ownership structures. Some investors focus on multiples of Adjusted Funds From Operations, or AFFO, and Funds From Operations, FFO. Our disclosure of AFFO, a measure of current return, complements our focus on Economic Income. We also use Pro forma Funds From Operations, or Pro forma FFO, as a secondary measure of operational performance. Over the past five years, we have generated Economic Income at a compounded annual return of 11.5%. Our business plan to achieve this principal financial objective is to:

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

•
use low levels of financial leverage primarily in the form of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination that reduces our refunding and re-pricing risk and provides a hedge against increases in interest rates; and

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
Operational Excellence
We own and operate a portfolio of market rate apartment communities, diversified by both geography and price point, which we refer to as our Real Estate portfolio. At December 31, 2018, our Real Estate portfolio included 134 apartment communities with 36,549 apartment homes in which we held an average ownership of approximately 99%. This portfolio was divided about two thirds by value to our “Same Store” portfolio of stabilized apartment communities and about one third by value to “Other Real Estate,” which includes recently acquired communities and communities under redevelopment or development whose long-term financial contribution is not yet stabilized.
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
We seek to improve our property operations by: employing service-oriented, well-trained team members; taking advantage of advances in technology; centralizing operational tasks where efficient to do so; standardizing business processes, operational measurements, and internal reporting; and enhancing financial controls over field operations. We focus on the following areas:

•
Customer Satisfaction. Our operating culture is focused on our residents and providing them with a high level of service in a clean, safe, and respectful living environment. We regularly monitor and evaluate our performance by providing customers with numerous opportunities to grade our work. In 2018, we received 78,000 customer grades averaging 4.25 on a five-point scale. We use this customer feedback as a daily management tool. We also publish on-line these customer evaluations as important and credible information for prospective customers. We have automated certain aspects of our on-site operations to enable current and future residents to interact with us using methods that are efficient and effective for them, such as making on-line requests for service work and executing leases and lease renewals on-line. In addition, we emphasize the quality of our on-site team members through recruiting, training and retention programs, which, with continuous and real-time customer feedback, contributes to improved customer service. We believe that greater customer satisfaction leads to higher resident retention and increased occupancy rates, which in turn leads to increased revenue and reduced costs.

•
Resident Selection and Retention. In our apartment communities, we believe that one’s neighbors are a meaningful part of the customer experience, together with the location of the community and the physical quality of the apartment homes. Part of our property operations strategy is to focus on attracting and retaining stable, credit-worthy residents who are also good neighbors. We have explicit criteria for resident selection, which we apply to new and renewal leases, including creditworthiness and behavior in accordance with our community standards and our written “Good Neighbor Commitment.” Our focus on resident selection and retention led to 54% of expiring leases being renewed in 2018, the highest result we have yet achieved.

•
Revenue Management and Ancillary Services. We have a centralized revenue management system that leverages people, processes and technology to work in partnership with our local property management teams to develop rental rate pricing. We seek to increase Free Cash Flow, which we define as net operating income less Capital Replacements, by optimizing the balance between rental and occupancy rates, as well as taking into consideration costs such as preparing an apartment home for a new resident. We are focused on careful measurements of on-site operations, as we believe that timely and accurate collection of apartment community performance and resident profile data allows us to maximize Free Cash Flow through better property management and leasing decisions. We seek to maximize profit by performing timely data analysis of new and renewal pricing for each apartment home, thereby enabling us to adjust rents quickly in response to changes in supply and demand and minimize vacancy time. We also generate incremental revenue by providing or facilitating the provision of services to our residents, including, at certain apartment communities, telecommunications services, parking options, package lockers and storage space rental.

•
Controlling Expenses. Innovation is the foundation of our cost control efforts. Innovative activities we have undertaken include: moving administrative tasks to our shared service center, which reduces costs and allows site teams to focus on sales and service; taking advantage of economies of scale at the corporate level, through electronic procurement which reduces complexity and increases purchasing volume discounts; focusing on life cycle costs by investing in more durable, longer-lived materials, which reduce turn times and costs; and leveraging technology to enhance the customer experience through such items as website design and package lockers, which meet today’s customer preference for self-service. These and other innovations contributed to a growth rate in controllable operating expense, which we define as property expenses less taxes, insurance and utility expenses, compounding for the past decade at an annual rate of 0.1%.

•
Improving and Maintaining Apartment Community Quality. We believe that the physical condition and amenities of our apartment communities are important factors in our ability to maintain and increase rental rates. We invest in the maintenance and improvement of our apartment communities primarily through: Capital Enhancements, which may include kitchen and bath remodeling, energy conservation projects and investments in longer-lived materials as described above, all of which are generally lesser in scope than is a redevelopment and do not significantly disrupt property operations; Capital Improvements, which extend the useful life of an apartment community from its condition at our date of purchase; and Capital Replacements, which are capital additions made to replace the portion of an apartment community consumed during our ownership. During 2018, we invested approximately $2,890 per apartment home in Capital Enhancements, $4,670 per apartment home in Capital Improvements planned as part of our initial investment in apartment communities acquired in 2018, $270 per apartment home in Capital Improvements for apartment communities acquired prior to 2018, and $1,052 per apartment home in Capital Replacements.

Redevelopment
Our second line of business is the redevelopment and limited development of apartment communities. Through these activities, we expect to create value by repositioning communities within our portfolio. Over the past five years, we have spent approximately $1.0 billion on redevelopment and development, resulting in estimated value creation of approximately $400.0 million. We measure the rate and quality of financial returns by NAV creation, an important component of Economic Income, our primary measure of long-term financial performance. We invest to earn risk-adjusted returns in excess of those expected from the apartment communities sold in paired trades to fund the redevelopment or development.
We undertake a range of redevelopments, including those in which buildings or exteriors are renovated without the need to vacate apartment homes; those in which significant renovation of apartment homes may be accomplished upon lease expiration and turnover; and those in which an entire building or community is vacated. We often execute redevelopment using a phased approach, in which we renovate an apartment community in stages. Redevelopment work may include seeking entitlements from local governments, which enhance the value of our existing portfolio by increasing density, that is, the right to add apartment homes to a site.
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
Portfolio Management
Our portfolio management strategy involves the allocation of investment capital to enhance rent growth and increase long-term capital values through portfolio design, emphasizing land value as well as location and submarket. We target geographic diversification in our portfolio in order to reduce the volatility of our rental revenue and to reduce the risk of undue concentration in any particular market. Similarly, we seek price point diversification by owning communities that offer apartment homes at rents below those asked by competitive new building supply.
Our portfolio of apartment communities is diversified across “A,” “B,” and “C+” price points, averaging “B/B+” in quality and is also diversified across several of the largest markets in the United States. Please refer to the Executive Overview heading under Item 7 for a description of our portfolio quality ratings. At December 31, 2018, our Real Estate portfolio was allocated about one-half to “A” rated properties, and about one-half to “B” and “C+” rated properties.
As part of our portfolio strategy, we seek to sell up to 10% of our portfolio annually and to reinvest the proceeds from such sales in accretive uses such as capital enhancements, redevelopments, limited development and selective acquisitions with projected Free Cash Flow internal rates of return higher than expected from the communities being sold.
Balance Sheet
Our leverage strategy seeks to magnify financial returns while using leverage with appropriate caution. We limit risk through balance sheet structure, employing low leverage, primarily non-recourse and long-dated property debt; build financial flexibility by maintaining ample unused and available credit as well as holding properties with substantial value unencumbered by property debt; and use partners’ capital when it enhances financial returns or reduces investment risk.
Our leverage includes our share of long-term, non-recourse, property debt encumbering apartment communities, outstanding borrowings under our revolving credit facility, and outstanding preferred equity.
We target a ratio of Proportionate Debt and Preferred Equity to Adjusted EBITDA below 7.0x and we target a ratio of Adjusted EBITDA to Adjusted Interest Expense and Preferred Dividends greater than 2.5x. Our ratios as of December 31, 2018 were 7.2x and 3.4x, respectively.
Our liquidity consists of cash balances and available capacity on our revolving line of credit. As of December 31, 2018, we had cash and restricted cash of $72.6 million and had capacity to borrow $632.5 million under our revolving credit facility.
We manage our financial flexibility by maintaining an investment grade rating and holding apartment communities that are unencumbered by property debt. As of December 31, 2018, we held unencumbered apartment communities with an estimated fair market value of approximately $2.7 billion, up 50% from December 31, 2017.
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
Competition
In attracting and retaining residents to occupy our apartment communities we compete with numerous other housing providers. Our apartment communities compete directly with other rental apartments as well as condominiums and single-family homes that are available for rent or purchase in the markets in which our apartment communities are located. Principal factors of competition include rent or price charged, attractiveness of the location and apartment community, and the quality and breadth of services. The number of competitive apartment communities relative to demand in a particular area has a material effect on our ability to lease apartment homes at our communities and on the rents we charge. In certain markets, there exists an oversupply of newly-constructed apartment homes, single-family homes, and condominiums relative to consumer demand, which affects the pricing and occupancy of our rental apartments.
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
Regulation
General
Apartment communities and their owners are subject to various laws, ordinances, and regulations, including those related to real estate broker licensing and regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on apartment communities or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction, and safety requirements, may result in significant unanticipated expenditures, which would adversely affect our net income and cash flows from operating activities. In addition, existing rent control laws, as well as future enactment of rent control or rent stabilization laws, or other laws regulating multifamily housing, may reduce rental revenue or increase operating costs in particular markets.

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
Employees
At December 31, 2018, we had approximately 1,050 team members, of whom about 700 were at the apartment community level performing on-site functions or at our shared service center performing tasks that have been centralized there, with the balance managing corporate and area functions, including investment and debt transactions, legal, finance and accounting, information systems, human resources and other support functions. As of December 31, 2018, unions represented approximately 50 of our team members. We have never experienced a work stoppage and believe we maintain satisfactory relations with our team members.
Available Information
Our combined Annual Report on Form 10-K, our combined Quarterly Reports on Form 10-Q, Current Reports on Form 8-K filed by Aimco or the Aimco Operating Partnership and any amendments to any of those reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through Aimco’s website at www.aimco.com. The information contained on Aimco’s website is not incorporated into this Annual Report. Aimco’s Common Stock is listed on the New York Stock Exchange under the symbol “AIV.” In 2018, Aimco’s chief executive officer submitted his annual corporate governance listing standards certification to the New York Stock Exchange, which certification was unqualified.
Item 1A. Risk Factors
The risk factors noted in this section and other factors noted throughout this Annual Report, describe certain risks and uncertainties that could cause our actual results to differ materially from those contained in any forward-looking statement.
Redevelopment, development and construction risks could affect our profitability.
We are currently redeveloping certain of our apartment communities. During 2019, we expect to invest $225 million to $275 million in redevelopment and development activities. Redevelopment and development are subject to numerous risks, including the following:

•
we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy or other required governmental or third-party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

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
Our ability to fund necessary capital expenditures on our apartment communities depends on, among other things, our ability to generate net operating income in excess of required debt payments. If we are unable to fund capital expenditures on our apartment communities, we may not be able to preserve the competitiveness of our communities, which could adversely affect their net operating income and long-term value.
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
We are subject to the risk that our cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we fail to make required payments of principal and interest on our non-recourse debt, our lenders could foreclose on the apartment communities and other collateral securing such debt, which would result in the loss to us of income and asset value. As of December 31, 2018, the majority of our apartment communities were encumbered by debt. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our communities or pay distributions required to be paid in order to maintain Aimco’s qualification as a REIT.
Disruptions in the financial markets could affect our ability to obtain financing and the cost of available financing and could adversely affect our liquidity.
Our ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets. During periods of economic uncertainty the United States credit markets may experience significant liquidity disruptions, which may cause the spreads on debt financings to widen considerably and make obtaining financing, both non-recourse property debt and corporate borrowings such as those under our revolving credit agreement, more difficult. In particular, apartment borrowers have benefited from the historic willingness of Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, to make substantial amounts of loans secured by multi-family properties, even in times of economic distress. These two lenders are federally chartered and subject to federal regulation, which is subject to change, making uncertain their prospects and ability to provide liquidity in a future downturn.
If our ability to obtain financing is adversely affected, we may be unable to satisfy scheduled maturities on existing financing through other sources of liquidity, which could result in lender foreclosure on the apartment communities securing such debt and loss of income and asset value, both of which would adversely affect our liquidity.
Increases in interest rates would increase our interest expense and reduce our profitability.
As of December 31, 2018, we had approximately $420.5 million of variable-rate indebtedness outstanding. We estimate that an increase in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce our net income and the amount of net income attributable to our common security holders (including Aimco common stockholders and the Aimco Operating Partnership’s common unitholders) by approximately $4.2 million on an annual basis.
At December 31, 2018, we had approximately $72.6 million in cash and cash equivalents and restricted cash, a portion of which bear interest at variable rates indexed to LIBOR-based rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate indebtedness discussed above.
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
Various federal, state and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present in the land or buildings of an apartment community. Potentially hazardous materials may include polychlorinated biphenyls, petroleum-based fuels, lead-based paint or asbestos, among other materials. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions, damages to natural resources and for potential fines or penalties in connection with such damage or with respect to the improper management of hazardous materials. Moreover, private plaintiffs may potentially make claims for investigation and remediation costs they incur or personal injury, disease, disability or other infirmities related to the alleged presence of hazardous materials at an apartment community. In addition to potential environmental liabilities or costs associated with our current apartment communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future, or apartment communities we no longer own or operate.
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
We believe that Aimco operates, and has since its taxable year ended December 31, 1994, operated, in a manner that enables it to meet the requirements for qualification as a REIT for United States federal income tax purposes. Aimco’s continued qualification as a REIT will depend on its satisfaction of certain asset, income, investment, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Aimco’s ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Aimco’s compliance with the REIT annual income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for United States federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the Internal Revenue Service, or the IRS, will not contend that our interests in subsidiaries or other issuers constitutes a violation of the REIT requirements. Moreover, future economic, market, legal, tax or other considerations may cause Aimco to fail to qualify as a REIT, or Aimco’s Board of Directors may determine to revoke its REIT status.
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
REITs are entitled to a United States federal tax deduction for dividends paid to their stockholders. As compared to other taxable corporations, this ability to reduce or eliminate the REIT’s taxable income by paying dividends to stockholders is a principal benefit of maintaining REIT status, generally resulting in a lower combined tax liability of the REIT and its stockholders as compared to that of the combined tax liability of other taxable corporations and their stockholders. Notwithstanding this combined benefit, dividends payable by REITs may result in marginally higher taxes to the stockholder.
C-corporations are generally required to pay United States federal income tax on earnings. After tax earnings are then available for stockholder dividends. The maximum U.S. federal tax rate applicable to income from “qualified dividends” payable to United States stockholders that are individuals, trusts and estates is currently 20%, plus the 3.8% investment tax surcharge. While dividends payable by REITs are generally not eligible for the qualified dividend reduced rates, stockholders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends from REITs. This deduction is available for taxable years beginning after December 31, 2017, and before January 1, 2026, and will generally cause the maximum tax rate for ordinary dividends from REITs to be 29.6%, plus the 3.8% investment tax surcharge. The more favorable tax rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporates that pay dividends, which could adversely affect the value of the shares of REITs, including Aimco Common Stock.
Changes to United States federal income tax laws could materially and adversely affect Aimco and Aimco’s stockholders.
The present United States federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the United States federal income tax treatment of an investment in Aimco Common Stock. The United States federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the United States Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. We cannot predict how changes in the tax laws might affect Aimco or Aimco’s stockholders. Revisions in federal tax laws and interpretations thereof could significantly and negatively affect Aimco’s ability to qualify as a REIT and the tax considerations relevant to an investment in Aimco Common Stock, or could cause Aimco to change its investments and commitments.
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
We own equity interests in entities that own certain apartment communities that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by the United States Department of Housing and Urban Development, or HUD, or state housing finance agencies, typically provide one or more of the following: mortgage insurance; favorable financing terms; tax-exempt interest; historic or low-income housing tax credits; or rental assistance payments to the apartment community owners. As a condition of the receipt of assistance under these programs, the apartment communities must comply with various requirements, which typically limit rents to pre-approved amounts and limit our choice of residents to those with incomes at or below certain levels. Failure to comply with these requirements may result in financial penalties or loss of benefits. We are usually required to obtain the approval of HUD in order to acquire or dispose of a significant interest in or manage a HUD-assisted apartment community. We may not always receive such approval.
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
The 8.7% and other ownership limits discussed above may have the effect of delaying or precluding acquisition by a third-party of control of Aimco without the consent of Aimco’s Board of Directors. Aimco’s charter authorizes its Board of Directors to issue up to 510,587,500 shares of capital stock. As of December 31, 2018, 500,787,260 shares were classified as Common Stock, of which 149,133,826 were outstanding, and 9,800,240 shares were classified as preferred stock, of which 5,000,000 were outstanding. Under Aimco’s charter, its Board of Directors has the authority to classify and reclassify any of Aimco’s unissued shares of capital stock into shares of capital stock with such preferences, conversion or other rights, voting power restrictions, limitations as to dividends, qualifications or terms or conditions of redemptions as the Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of Aimco, where there is a difference of opinion between the Aimco Board of Directors and others as to what is in Aimco’s stockholders’ best interests.
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
Our Real Estate portfolio is diversified by both price point and geography and consists of market rate apartment communities in which we own a substantial interest. Our Real Estate portfolio includes garden style, mid-rise and high-rise apartment communities located in 17 states and the District of Columbia. Our portfolio strategy seeks predictable rent growth from a portfolio of apartment communities diversified among some of the largest markets in the United States, and that is diversified across “A,” “B” and “C+” price points, averaging “B/B+” in quality. As of December 31, 2018, our Real Estate portfolio consisted of roughly one-half “A” quality communities and one-half “B” and “C+” quality communities (as measured by gross asset value). Please refer to the Executive Overview heading under Item 7 for a description of our portfolio quality ratings. The following table sets forth information on the apartment communities in our Real Estate portfolio as of December 31, 2018:

	Number of Apartment Communities	Number of Apartment Homes	Average Economic Ownership
Atlanta	5	817	100%
Bay Area	12	2,632	100%
Boston	15	4,689	100%
Chicago	10	3,246	100%
Denver	8	2,151	98%
Greater New York	18	1,040	100%
Greater Washington, DC	14	5,900	100%
Los Angeles	13	4,347	100%
Miami	5	2,671	100%
Philadelphia	8	2,638	97%
San Diego	12	2,423	97%
Seattle	2	239	100%
Other markets	12	3,756	99%
Total Real Estate portfolio	134	36,549	99%
At December 31, 2018, we owned an equity interest in 134 apartment communities with 36,549 apartment homes in our Real Estate portfolio. We consolidated 130 of these apartment communities with 36,407 apartment homes.
These consolidated apartment communities contained, on average, 280 apartment homes, with the largest community containing 2,113 apartment homes. These apartment communities offer residents a range of amenities, including resort pools with cabanas, grills, clubhouses, spas, fitness centers, package lockers, dog parks and large open spaces. Many of the apartment homes offer features such as granite countertops, wood flooring, stainless steel appliances, fireplaces, spacious closets, washer and dryer connections, balconies and patios.

The majority of our consolidated apartment communities are encumbered by property debt. At December 31, 2018, apartment communities in our Real Estate portfolio were encumbered by, in aggregate, $3.9 billion of property debt with a weighted average interest rate of 4.18% and a weighted average maturity of 8.0 years. The apartment communities collateralizing this non-recourse property debt have an estimated aggregate fair value of $10.2 billion. At December 31, 2018, we held unencumbered apartment communities with an estimated fair value of approximately $2.7 billion.
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
On February 15, 2019, there were 148,766,616 shares of Common Stock outstanding, held by 1,673 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.
From time to time, Aimco may issue shares of Common Stock in exchange for OP Units, defined under The Aimco Operating Partnership heading below. Please refer to Note 7 to the consolidated financial statements in Item 8 for further discussion of such exchanges. Aimco may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the year ended December 31, 2018, Aimco did not issue any shares of Common Stock in exchange for OP Units or limited partnership interests in consolidated real estate partnerships.
The following table summarizes Aimco’s share repurchases (in thousands, except for per share data) for the three months ended December 31, 2018:

Fiscal period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (1)
October 1 - October 31, 2018	1,708	$43.91	1,708	17,616
November 1 - November 30, 2018	1,828	45.50	1,828	15,788
December 1 - December 31, 2018	4,683	46.00	4,683	11,105
Total	8,219	$45.43	8,219

(1)
Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

Performance Graph
The following graph compares cumulative total returns for Aimco’s Common Stock, the MSCI US REIT Index, the NAREIT Apartment Index, and the Standard & Poor’s 500 Total Return Index (the “S&P 500”). The MSCI US REIT Index is published by Morgan Stanley Capital International Inc., a provider of equity indices. The NAREIT Apartment Index is published by The National Association of Real Estate Investment Trusts, or NAREIT, a representative of real estate investment trusts and publicly traded real estate companies with interests in United States real estate and capital markets. The MSCI REIT Index reflects total shareholder return for a broad range of REITs and the NAREIT Apartment Index provides a more direct multifamily peer comparison of total shareholder return. The indices are weighted for all companies that fit the definitional criteria of the particular index and are calculated to exclude companies as they are acquired and to add companies to the index calculation as they become publicly traded companies. All companies that fit the definitional criteria and existed at the point in time presented are included in the index calculations. The graph assumes the investment of $100 in Aimco’s Common Stock and in each index on December 31, 2013, and that all dividends paid have been reinvested. The historical information set forth below is not necessarily indicative of future performance.

	For the fiscal years ended December 31,
Index	2013	2014	2015	2016	2017	2018
Aimco (1)	100.00	148.04	164.54	192.98	191.69	199.60
MSCI US REIT (1)	100.00	130.38	133.67	145.16	152.52	145.55
NAREIT Apartment Index (2)	100.00	139.62	162.60	167.24	173.46	179.88
S&P 500 (1)	100.00	113.69	115.26	129.05	157.22	150.33
(1) Source: S&P Global Market Intelligence © 2019
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
At February 15, 2019, there were 158,495,487 common partnership units and equivalents outstanding (148,766,616 of which were held by Aimco) that were held by 2,515 unitholders of record.
The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than Aimco have the right to redeem their common OP Units for cash or, at our election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments).
No common OP Units or preferred OP Units held by Limited Partners were redeemed for shares of Aimco Common Stock during the year ended December 31, 2018.
The following table summarizes the Aimco Operating Partnership’s repurchases of common OP Units for the three months ended December 31, 2018:

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2018	11,150	$43.96	N/A	N/A
November 1 - November 30, 2018	3,765	43.47	N/A	N/A
December 1 - December 31, 2018	11,360	46.45	N/A	N/A
Total	26,275	$44.97
Dividend and Distribution Payments
As a REIT, Aimco is required to distribute annually to holders of its Common Stock at least 90% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. Aimco’s Board of Directors determines and declares its dividends. In making a dividend determination, Aimco’s Board of Directors considers a variety of factors, including: REIT distribution requirements; current market conditions; liquidity needs; and other uses of cash, such as for deleveraging and accretive investment activities. Aimco’s Board of Directors targets a dividend payout ratio between 65% and 70% of Adjusted Funds From Operations.
In February 2019, the Aimco’s Board of Directors declared a special dividend on the common stock that consists of $67.1 million in cash and 4.5 million shares of Class A Common Stock. The special dividend will be payable on March 22, 2019, to stockholders of record as of February 22, 2019. The special dividend amount includes the regular quarterly cash dividend, which for 2019 is expected to be $0.39 per share, which represents an increase of 3% compared to cash dividends paid during 2018. Stockholders will have the opportunity to elect to receive the special dividend in the form of all cash or all stock, subject to proration if either option is oversubscribed.
Stockholders receiving such dividend and any future dividend payable in cash and shares of Aimco Common Sock will be required to include the full amount of such dividends as ordinary income to the extent of Aimco’s current and accumulated earnings and profits, as determined for United States federal income tax purposes for the year of such dividends, and may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. With respect to certain non-United States stockholders, Aimco may be required to withhold United States tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in Common Stock.
The Board of Directors of the Aimco Operating Partnership’s general partner determines and declares distributions on OP Units. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of December 31, 2018, owned a 94.3% ownership interest in the common partnership units of the Aimco Operating Partnership. The Aimco Operating Partnership holds all of Aimco’s assets and manages the daily operations of Aimco’s business. The distributions paid by the Aimco Operating Partnership to Aimco are used by Aimco to fund the dividends paid to its stockholders. Accordingly, the per share dividends Aimco pays to its stockholders generally equal the per unit distributions paid by the Aimco Operating Partnership to holders of its common partnership units.

In February 2019, the Board of Directors of the Aimco Operating Partnership’s general partner declared a special distribution on the common partnership units that consists of $71.5 million in cash and 4.8 million common partnership units. The special distribution will be payable on March 22, 2019, to unitholders of record as of February 22, 2019.
In order to neutralize the dilutive impact of the stock issued in the special dividend, Aimco’s Board of Directors also authorized a reverse stock split in which every 1.03119 share of Class A Common Stock will be combined into one share of Class A Common Stock, effective at the close of business on February 20, 2019. The Board of Directors of the Aimco Operating Partnership’s general partner authorized a corresponding reverse unit split to be effective concurrent with the Aimco reverse stock split. As a result, total shares and total units outstanding following completion of the transactions are expected to be unchanged from the total shares and units outstanding immediately prior to the transactions. Some stockholders may have more Aimco shares and some may have fewer based on their individual elections.
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

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(dollar amounts in thousands, except per share data)
OPERATING DATA:
Total revenues	$972,410	$1,005,437	$995,854	$981,310	$984,363
Net income	716,603	347,079	483,273	271,983	356,111
Net income attributable to Aimco/the Aimco Operating Partnership per common share/unit – diluted	$4.21	$1.96	$2.67	$1.52	$2.06

BALANCE SHEET INFORMATION:
Total assets	$6,190,004	$6,079,040	$6,232,818	$6,118,681	$6,068,631
Total indebtedness	4,075,665	3,861,770	3,648,206	3,599,648	3,852,885
Non-recourse property debt of partnerships served by Asset Management business	—	227,141	236,426	249,493	255,140

OTHER INFORMATION:
Dividends/distributions declared per common share/unit	$1.52	$1.44	$1.32	$1.18	$1.04

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
We are focused on the ownership, management, redevelopment and limited development of quality apartment communities located in several of the largest markets in the United States.
Our principal financial objective is to provide predictable and attractive returns to our equity holders. We measure our long-term total return using Economic Income, defined as Net Asset Value, or NAV, growth plus dividends. NAV is used by many investors because the value of company assets can be readily estimated, even for non-earning assets such as land or properties under development. NAV has the advantage of incorporating the investment decisions of thousands of real estate investors, enhancing comparability among companies that have differences in their accounting, avoiding disparity that can result from application of GAAP to investment properties and various ownership structures. Some investors focus on multiples of Adjusted Funds From Operations, or AFFO, and Funds From Operations, or FFO. Our disclosure of AFFO, a measure of current return, complements our focus on Economic Income. We also use Pro forma Funds From Operations, or Pro forma FFO, as a secondary measure of operational performance. Over the last five years, our Economic Income grew at a compound annual return of 11.5%

as of September 30, 2018, comprised of a 8.5% compounded annual growth in net asset value, or NAV, per share and $6.36 in cash dividends per share paid over the period. In 2018, AFFO grew by 1.9% to $2.16 per share.
Our business and five areas of strategic focus are described in more detail within the Business Overview in Item 1. The results from execution of our business plan in 2018 are further described in the sections that follow.
Net income attributable to common stockholders per common share increased by $2.25 for the year ended December 31, 2018, as compared to 2017, primarily due to gains on the sale of the Asset Management Business and lower-rated apartment communities.
For the year ended December 31, 2018, our NAV per share increased by about 6%, which, with our cash dividend, provided Economic Income of 8.5%.
Pro forma FFO per share increased $0.02, or 0.8%, for the year ended December 31, 2018, as compared to 2017 due to the following items:

•	$0.08 from Same Store property net operating income growth of 3.1%, driven by a 3.1% increase in revenue, offset by a 3.3% increase in expenses;

•	$0.16 net operating income contribution from redevelopment communities and lease-up communities; partially offset by

•	A reduction of $0.14 from apartment communities sold to fund our investment activities;

•	A reduction of $0.03 from the sale of the Asset Management business, net of the contribution from the reinvestment of the proceeds in 2018 acquisitions and repayment of debt;

•	A reduction of $0.05 from lower tax benefits and other items, net.
The $0.02 increase in year-over-year Pro forma FFO per share plus $0.02 in lower capital replacement spending due to fewer apartment homes increased AFFO by $0.04, or 1.9% per share.
Operational Excellence
We own and operate a portfolio of market rate apartment communities diversified by both geography and price point, which we refer to as our Real Estate portfolio. At December 31, 2018, our Real Estate portfolio included 134 apartment communities with 36,549 apartment homes in which we held an average ownership of approximately 99%. This portfolio was divided about two-thirds by value to our “Same Store” portfolio of stabilized apartment communities and about one-third by value to “Other Real Estate,” which includes recently acquired communities and communities under redevelopment or development whose long-term financial contribution is not yet stabilized.
Our property operations team produced solid results for our Real Estate portfolio for the year ended December 31, 2018. Highlights include:

•	Average daily occupancy of 96.5%, 50 basis points higher than the year ended 2017;

•	Same Store net operating income increased 3.1% with 74.2% net operating income margin; and

•	Same Store rent increases on renewals and new leases averaged 4.5% and 1.5%, respectively, for a weighted average increase of 3.0%.
Our focus on efficient operations through productivity initiatives such as centralization of administrative tasks, optimization of economies of scale at the corporate level, and investment in more durable, longer-lived materials has helped us control operating expenses. These and other innovations contributed to limiting growth in controllable operating expense (defined as property expenses less taxes, insurance and utility expenses) compounding for the past decade at an annual rate of 0.1%.
For the year ended December 31, 2018, our Real Estate portfolio provided 72% net operating income margins and 67% Free Cash Flow margins.
Redevelopment
Our second line of business is the redevelopment and limited development of apartment communities. Through these activities, we expect to create value by repositioning communities within our portfolio. We measure the rate and quality of financial returns by NAV creation, an important component of Economic Income, our primary measure of long-term financial performance. Over the past five years, we have spent approximately $1.0 billion on redevelopment and development, resulting in estimated value creation of approximately $400.0 million. We also undertake limited ground-up development when warranted by risk-adjusted investment returns, either directly or in connection with the redevelopment of an existing apartment community. When warranted, we rely on the expertise and credit of a third-party developer familiar with the local market to limit our exposure to construction risk.
We invest to earn risk-adjusted returns in excess of those expected from the apartment communities sold in paired trades to fund the redevelopment or development. Of these two activities, we favor redevelopment because it permits adjustment to the scope and timing of spending to align with changing market conditions and customer preferences.
During the year ended December 31, 2018, we invested $175.9 million in redevelopment and development.
In Boulder, Colorado, we have invested $68.9 million in the development of Parc Mosaic, a 226-unit apartment home community. The site is two miles from the new Google campus and is across the street from Ball Aerospace’s Technology Campus and Foothills Hospital. Building in Boulder is highly regulated and new supply is limited, notwithstanding higher enrollment at the University of Colorado and increased employment generally.
At the University of Colorado Anschutz Medical Campus, we exercised our option to acquire approximately two acres of land adjacent to our 21 Fitzsimons apartment community, and broke ground on the development of The Fremont, a 253-apartment home community. We expect to invest approximately $87.0 million to construct the community, which is expected to be ready for occupancy in late 2020.
We also commenced the next phase of redevelopment at our Flamingo community, located in Miami Beach, bringing our potential net investment to $39.7 million. This phase includes extensive redevelopment of retail, leasing, and common areas, including major enhancements to the entryway.
In Center City, Philadelphia, we completed the redevelopment of Park Towne Place, and as of December 31, 2018, we had leased 95.6% of the apartment homes at the community. This multi-year redevelopment of 940 apartment homes, amenities, and common area spaces, was executed on plan and leased-up in-line with expectations with expected free cash flow returns of greater than 9%.
In San Jose, California we completed the redevelopment of Saybrook Pointe, a 324-apartment home, garden-style community. Construction was completed on time and in-line with underwritten costs, and lease-up of the community finished ahead of schedule and at rates above underwriting, increasing the expected free cash flow return to greater than 14%, a 100 basis point outperformance to underwriting.
As of December 31, 2018, our total estimated net investment in redevelopment and development activities is $571.2 million, with a projected weighted average net operating income yield on these investments of 6.1%, assuming untrended rents. As of December 31, 2018, $361.0 million of this total has been funded.
During the year ended December 31, 2018, we leased 457 apartment homes at our redevelopment and development communities. At December 31, 2018, our exposure to lease-up at active redevelopment and development communities was approximately 366 apartment homes, of which 208 were being constructed at Parc Mosaic, and 158 were located in four other communities. Additionally, we expect to acquire One Ardmore in 2019 upon its completion as part of the Philadelphia portfolio acquisition announced in April 2018. This acquisition will increase our exposure to lease-up risk by approximately 100 apartment homes.
See below under the Liquidity and Capital Resources – Redevelopment/Development heading for additional information regarding our redevelopment and development investment during the year ended December 31, 2018.
Portfolio Management
Our portfolio of apartment communities is diversified across “A,” “B,” and “C+” price points, averaging “B/B+” in quality and is diversified across several of the largest markets in the U.S. We measure the quality of apartment communities in our Real Estate portfolio based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of the local market average; as “B” quality apartment communities those earning rents between 90% and 125% of the local market average; as “C+” quality apartment communities those earning rents greater than $1,100 per month, but lower than 90% of local market average; and as “C” quality apartment communities those earning rents less than $1,100 per month and lower than 90% of local market average. We classify as “B/B+” quality a portfolio that on average earns rents between 100% and 125% of the local market average rents where the portfolio is located. Although some companies and analysts within the multifamily real estate industry use apartment community quality ratings of “A,” “B,” and “C,” some of which are tied to local market rent averages, the metrics used to classify apartment community quality as well as the period for which local market rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multifamily real estate industry.

As part of our portfolio strategy, we seek to sell up to 10% of our portfolio annually and to reinvest the proceeds from such sales in accretive uses such as capital enhancements, redevelopments, limited developments and selective acquisitions with projected Free Cash Flow internal rates of return higher than expected from the communities being sold. Through this disciplined approach to capital recycling, we have significantly increased the quality and expected growth rate of our portfolio.

	Three Months Ended
	December 31,
	2018	2015
Average Revenue per Aimco apartment home (1)	$2,126	$1,771
Portfolio Average Rents as a Percentage of Local Market Average Rents	113%	111%
Percentage A (4Q 2018 Average Revenue per Aimco Apartment Home $2,786)	51%	51%
Percentage B (4Q 2018 Average Revenue per Aimco Apartment Home $1,850)	33%	32%
Percentage C+ (4Q 2018 Average Revenue per Aimco Apartment Home $1,706)	16%	17%
(1) Represents average monthly rental and other property revenues (excluding resident reimbursement of utility cost) divided by the number of occupied apartment homes as of the end of the period.
The quality of our portfolio improved through value created by our redevelopment and transaction activities, contributing to the increase in average revenue per apartment home. Our average revenue per apartment home was $2,126 for the three months ended December 31, 2018, a 6.4% compounded annual growth rate compared to 2015. This increase is due to growth in Same Store revenue as well as our acquisition activities, lease-up of redevelopment and acquisition communities, and the sale of communities with average monthly revenues per apartment home lower than those of the retained portfolio.
As we execute our portfolio strategy, we expect to increase average revenue per Aimco apartment home at a rate greater than market rent growth; increase Free Cash Flow margins; and maintain sufficient geographic and price point diversification to limit volatility and concentration risk.
Apartment Community Acquisitions
We evaluate potential acquisitions with an eye for unique and opportunistic investments, and fund acquisitions pursuant to our “paired trade” discipline.
During the year ended December 31, 2018, we acquired six apartment communities. We acquired for $307.9 million four apartment communities in the Philadelphia area including 665 apartment homes and 153,000 square feet of office and retail space. We also acquired for $160.0 million Bent Tree Apartments, a 748-apartment home community in Fairfax County, Virginia, and for $29.7 million Avery Row, a 67-apartment home community in Arlington, Virginia.
In addition to the four communities in Philadelphia that were acquired in 2018, we also agreed last year to purchase a fifth community, One Ardmore, upon completion of its construction in the first half of 2019.
Dispositions
During the year ended December 31, 2018, we sold for $590.0 million our Asset Management business and four affordable apartment communities located in the Hunters Point area of San Francisco. After payment of transaction costs and repayment of property-level debt encumbering the Hunters Point apartment communities, net proceeds to us were $512.2 million.
During the year ended December 31, 2018, we also sold for $242.3 million four apartment communities with 1,334 apartment homes, which were previously included in our Real Estate segment. Net proceeds to us were $230.1 million. Two of these apartment communities were located in southern Virginia, one was located in suburban Maryland, and one was located in northern Philadelphia.
During the year ended December 31, 2018, we sold our interests in the entities owning the La Jolla Cove property in settlement of legal actions filed in 2014 by a group of disappointed buyers who had hoped to acquire the property. We provided seller financing with a stated value of $48.6 million and received net cash proceeds of approximately $5.0 million upon the sale.
In January 2019, we sold two apartment communities with 782 apartment homes for gross proceeds of $141.2 million. One community was located in Schaumberg, Illinois and the other located in Virginia Beach, Virginia.
Proceeds from the 2018 and 2019 sales were used to fund accretive investments in community acquisitions, capital enhancements, redevelopments and share repurchases, representing continued execution of our paired trade strategy. This reallocation of $1.1 billion in capital increased expected Free Cash Flow internal rates of return by 420 basis points.

Balance Sheet
Leverage
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
Our leverage includes our share of long-term, non-recourse property debt encumbering apartment communities, outstanding borrowings on the revolving credit facility and outstanding preferred equity. For additional information regarding our leverage, please see the discussion under the Liquidity and Capital Resources heading.
Leverage Ratios
We target the ratio of Proportionate Debt and Preferred Equity to Adjusted EBITDA to be below 7.0x and we target the ratio of Adjusted EBITDA to Adjusted Interest Expense and Preferred Dividends to be greater than 2.5x. Our leverage ratios for the three months ended December 31, 2018, are presented below:

Proportionate Debt to Adjusted EBITDA	6.8x
Proportionate Debt and Preferred Equity to Adjusted EBITDA	7.2x
Adjusted EBITDA to Adjusted Interest Expense	3.8x
Adjusted EBITDA to Adjusted Interest Expense and Preferred Dividends	3.4x
Our Adjusted EBITDA has been calculated on a pro forma basis to adjust for significant items impacting the three months ended December 31, 2018 for which annualization would distort the results. Leverage ratios are elevated by 0.5x due to the use of debt to fund temporarily the Aimco common share repurchases completed during the three months ended December 31, 2018. We intend to reduce our Proportionate Debt and Preferred Equity to Adjusted EBITDA to 6.9x by the end of 2019 from earnings growth, primarily due to increasing contribution from Same Store apartment communities and reduction of debt balances due to regularly-scheduled debt amortization and apartment community sales, partially offset by the loss of earnings from communities sold. As used in the ratios above, Preferred Equity represents Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP units.
Refinancing Activity
During the year ended December 31, 2018, we addressed approximately half of our property loans maturing in 2019, 2020, and 2021. We placed $867.4 million of new loans, $740.4 million of fixed-rate loans at a weighted average interest rate of 4.20% and a weighted average term of 9.3 years, and $127.0 million of variable-rate loans with rates floating at 115 basis points over 30-day LIBOR and a weighted average term of 5.1 years. This refinancing activity results in an annual interest savings of $13.0 million.
Liquidity
Our liquidity consists of cash balances and available capacity on our revolving line of credit. During the year ended December 31, 2018, we exercised our option to expand our revolving credit facility by $200.0 million, bringing the total borrowing capacity to $800.0 million. As of December 31, 2018, we had cash and restricted cash of $72.6 million and had the capacity to borrow up to $632.5 million on our revolving credit facility, after consideration of $7.1 million letters of credit backed by the facility. We use our credit facility primarily for working capital and other short-term purposes and to secure letters of credit.
We manage our financial flexibility by maintaining an investment grade rating and holding apartment communities that are unencumbered by property debt. At December 31, 2018, we held unencumbered apartment communities with an estimated fair market value of approximately $2.7 billion, up 50% from December 31, 2017.
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

Equity Capital Activities
During the year ended December 31, 2018, we repurchased 8.7 million shares of common stock, of which 0.5 million settled in January 2019, all for $394.1 million, at a weighted average price of $45.33 per share, approximately a 20% discount to our published NAV per share. Approximately half of the repurchases were funded with proceeds from 2018 and January 2019 property sales at a premium to the values ascribed to these communities in our published NAV. The remaining half of repurchases are temporarily funded with borrowings on our credit facility. We expect to repay these borrowings with proceeds from the sale of communities now under contract, again at prices greater than those used in our published NAV. With the completion of these transactions, we will have increased NAV by an estimated $0.67 per share.
The 2019 property sales necessary to fund our share repurchases are expected to generate taxable gains of $285 million, which is in excess of our regular quarterly dividend. Accordingly, on February 3, 2019, Aimco’s Board of Directors declared a special dividend on the common stock that consists of $67.1 million in cash and 4.5 million shares of common stock. The special dividend will be payable on March 22, 2019, to stockholders of record as of February 22, 2019. The special dividend also includes the regular quarterly cash dividend, which for 2019 is expected to be $0.39 per share, which represents an increase of 3% compared to cash dividends paid during 2018.
Stockholders will have the opportunity to elect to receive the special dividend in the form of all cash or all stock, subject to proration if either option is oversubscribed. Based on Aimco’s closing share price on February 15, 2019, we estimate the aggregate value of the special dividend to be approximately $290.3 million. However, the actual value will vary depending on the price of Aimco common stock on the dividend valuation dates (March 11 and 12, 2019).
In order to neutralize the dilutive impact of the stock issued in the special dividend, Aimco’s Board also authorized a reverse stock split, effective on February 20, 2019. As a result, total shares outstanding following completion of both the special dividend and the reverse stock split are expected to be unchanged from the total shares outstanding immediately prior to the transactions. Some stockholders may have more Aimco shares and some may have fewer based on their individual elections. The reverse split will facilitate comparability of Aimco per share results before and after these transactions.
In aggregate, these transactions:

•	Increase NAV per share by 1%;

•	Do not affect Aimco’s regular quarterly cash dividend;

•	Reduce the number of Aimco shares outstanding by 6% (as a result of the share repurchases);

•	Minimize the aggregate tax paid by Aimco and its stockholders;

•	Are leverage neutral; and

•	Result in no change in the number of shares outstanding (as a result of the special dividend and the reverse stock split), thereby improving comparability of per share results.
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
Key Financial Indicators
The key financial indicators that we use in managing our business and in evaluating our operating performance are Economic Income, our measure of long-term total return, and AFFO, our measure of current return. In addition to these indicators, we evaluate our operating performance and financial condition using: Pro forma FFO; Free Cash Flow; Same Store property net operating income; proportionate property net operating income; average revenue per effective apartment home; leverage ratios; and net leverage.

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
Overview
2018 compared to 2017
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership increased by $350.5 million and $370.4 million, respectively, for the year ended December 31, 2018 as compared to 2017. The increase in income was primarily due to an increase in gain on dispositions of real estate, including the 2018 sale of our Asset Management business, and results of operations described more fully below, partially offset by an increase in depreciation and amortization resulting from redeveloped and developed apartment homes placed into service.

2017 compared to 2016
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership decreased by $114.6 million and $120.0 million, respectively, for the year ended December 31, 2017 as compared to 2016. The decrease in income was principally due to a decrease in gain on dispositions of real estate and an increase in depreciation and amortization resulting from redeveloped apartment homes placed into service and the completion of One Canal and the acquisition of Indigo in 2016, partially offset by improved operating results.
The following paragraphs discuss these and other items affecting the results of operations of Aimco and the Aimco Operating Partnership in more detail.
Property Operations
As described under the preceding Executive Overview heading, we have a single reportable segment, Real Estate, which consists of market rate apartment communities in which we hold a substantial equity ownership interest.
We use proportionate property net operating income to assess the operating performance of our Real Estate portfolio. Proportionate property net operating income reflects our share of rental and other property revenues, excluding resident utility reimbursement, less direct property operating expenses, net of resident utility reimbursement, and including real estate taxes, for consolidated apartment communities we manage. Accordingly, the results of operations of our Real Estate segment discussed below are presented on a proportionate basis and exclude the results of four apartment communities with 142 apartment homes that we neither manage nor consolidate. Beginning in 2018, our segment results below reflect utility reimbursements as a reduction of the corresponding expense. We have revised the 2017 and 2016 amounts to conform to this presentation.
We do not include offsite costs associated with property management or casualty-related amounts in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below.
Refer to Note 12 to the consolidated financial statements in Item 8 for further discussion regarding our reportable segment, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.
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

As of December 31, 2018, our Real Estate segment consisted of 93 Same Store communities with 25,905 apartment homes and 35 Other Real Estate communities with 9,720 apartment homes.
From December 31, 2017 to December 31, 2018, on a net basis, our Same Store portfolio increased by one community and decreased by 481 apartment homes. These changes consisted of:

•
the addition of one developed apartment community with 91 apartment homes and one redeveloped apartment community with 104 apartment homes that were classified as Same Store upon maintaining stabilized operations for the entirety of the periods presented;

•	the addition of one acquired apartment community with 115 apartment homes that was classified as Same Store because we have now owned it for the entirety of the periods presented;

•	the addition of one apartment community with 492 apartment homes which we no longer expect to sell within 12 months;

•	the reduction of one apartment community with 821 apartment homes sold during the period;

•	the reduction of one apartment community with 94 apartment homes we expect to sell during 2019; and

•	the reduction of one apartment community with 368 apartment homes classified as held for sale at December 31, 2018.
As of December 31, 2018, our Other Real Estate communities included:

•	13 apartment communities with 6,294 apartment homes in redevelopment or development;

•	7 apartment communities with 1,943 apartment homes recently acquired; and

•
15 apartment communities with 1,483 apartment homes that do not meet the definition of Same Store because they are either subject to agreements that limit the amount by which we may increase rents or have not reached or maintained a stabilized level of occupancy as of the beginning of a two-year comparable period, often due to a casualty event.

Our Real Estate segment results for the years ended December 31, 2018 and 2017, as presented below, are based on the apartment community classifications as of December 31, 2018.

	Year Ended December 31,
(in thousands)	2018	2017	$ Change	% Change
Rental and other property revenues before utility reimbursements:
Same Store communities	$580,536	$563,040	$17,496	3.1%
Other Real Estate communities	273,704	218,154	55,550	25.5%
Total	854,240	781,194	73,046	9.4%
Property operating expenses, net of utility reimbursements:
Same Store communities	150,042	145,301	4,741	3.3%
Other Real Estate communities	88,818	77,430	11,388	14.7%
Total	238,860	222,731	16,129	7.2%
Proportionate property net operating income:
Same Store communities	430,494	417,739	12,755	3.1%
Other Real Estate communities	184,886	140,724	44,162	31.4%
Total	$615,380	$558,463	$56,917	10.2%
For the year ended December 31, 2018 compared to 2017, our Real Estate segment’s proportionate property net operating income increased $56.9 million, or 10.2%.
Same Store proportionate property net operating income increased by $12.8 million, or 3.1%. This increase was primarily attributable to a $17.5 million, or 3.1%, increase in rental and other property revenues due to higher average monthly revenues of $50 per Aimco apartment home comprised of increases in rental rates and a 50 basis point increase in average daily occupancy. Renewal rents, which is the rent paid by an existing resident who renewed a lease compared to the rent paid prior to renewal, were up 4.5% for the year ended December 31, 2018, and new lease rents, which is the rent paid by a new resident compared to the rent paid by the previous resident of the same apartment home, were up 1.5%, resulting in a weighted average increase of 3.0%. The increase in Same Store rental and other property revenues was partially offset by a $4.7 million, or 3.3%, increase in property operating expenses, primarily due to increases in real estate taxes and repairs and maintenance costs. During the year ended

December 31, 2018 compared to 2017, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, increased by $1.5 million, or 2.0%.
The proportionate property net operating income of Other Real Estate communities increased by $44.2 million, or 31.4%, for the year ended December 31, 2018 compared to 2017 primarily due to:

•	a $24.1 million increase in property net operating income due to the 2018 acquisition of the four Philadelphia communities, Bent Tree Apartments and Avery Row, as well as the stabilization of Indigo;

•
an $11.0 million increase in property net operating income due to leasing activities at redevelopment and development communities, partially offset by decreases due to apartment homes taken out of service for redevelopment; and

•
higher property net operating income of $9.1 million from other communities, primarily the effect of our increased ownership interest in the Palazzo communities from our June 2017 reacquisition of a 47% limited partner interest in the related joint venture.

As of December 31, 2017, as defined by our segment performance metrics, our Real Estate portfolio consisted of 90 Same Store apartment communities with 25,197 apartment homes and 32 Other Real Estate communities with 8,845 apartment homes.
As of December 31, 2017, our Other Real Estate communities included:

•	15 apartment communities with 6,386 apartment homes in redevelopment or development;

•	2 apartment communities with 578 apartment homes recently acquired; and

•
15 apartment communities with 1,881 apartment homes that do not meet the definition of Same Store because they are either subject to agreements that limit the amount by which we may increase rents or have not reached or maintained a stabilized level of occupancy as of the beginning of a two-year comparable period, often due to a casualty event.

Our Real Estate segment results for the years ended December 31, 2017 and 2016, as presented below, are based on the apartment community classifications as of December 31, 2017, and exclude amounts related to apartment communities sold or classified as held for sale during 2018. The results of operations for these communities are reflected in the comparable periods in the tables below.

	Year Ended December 31,
(in thousands)	2017	2016	$ Change	% Change
Rental and other property revenues before utility reimbursements:
Same Store communities	$547,912	$530,619	$17,293	3.3%
Other Real Estate communities	233,282	189,683	43,599	23.0%
Total	781,194	720,302	60,892	8.5%
Property operating expenses, net of utility reimbursements:
Same Store communities	141,773	140,007	1,766	1.3%
Other Real Estate communities	80,958	70,419	10,539	15.0%
Total	222,731	210,426	12,305	5.8%
Proportionate property net operating income:
Same Store communities	406,139	390,612	15,527	4.0%
Other Real Estate communities	152,324	119,264	33,060	27.7%
Total	$558,463	$509,876	$48,587	9.5%
For the year ended December 31, 2017 compared to 2016, our Real Estate segment’s proportionate property net operating income increased $48.6 million, or 9.5%.
Same Store proportionate property net operating income increased by $15.5 million, or 4.0%. This increase was primarily attributable to a $17.3 million, or 3.3%, increase in rental and other property revenues due to higher average revenues of approximately $59 per effective home, comprised primarily of increases in rental rates. Renewal rents, which is the rent paid by an existing resident who renewed a lease compared to the rent paid prior to renewal, were up 4.6% for the year ended December 31, 2017, and new lease rents, which is the rent paid by a new resident compared to the rent paid by the previous resident of the same apartment home, were up 0.6%, resulting in a weighted average increase of 2.5%. The increase in Same Store rental and other property revenues was partially offset by a $1.8 million, or 1.3%, increase in property operating expenses, primarily due to increases in real estate taxes. During the year ended December 31, 2017 compared to 2016, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, decreased by $1.6 million, or 2.1%.
The proportionate property net operating income of Other Real Estate communities increased by $33.1 million, or 27.7%, for the year ended December 31, 2017 compared to 2016 primarily due to:

•	redevelopment and lease-up activities during the year ended December 31, 2017, which helped contribute to incremental property net operating income of $20.9 million compared to 2016; and

•
higher property net operating income of $12.0 million from other communities, including the effect of our increased ownership interest in the Palazzo communities from our June 2017 reacquisition of the 47% limited partner interest in the related joint venture.

Non-Segment Real Estate Operations
Operating income amounts not attributed to our Real Estate segment include offsite costs associated with property management, casualty losses, and the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our Real Estate segment for purposes of evaluating segment performance, as described in Note 12 to the consolidated financial statements in Item 8.
For the years ended December 31, 2018, 2017 and 2016, casualty losses totaled $4.0 million, $8.2 million and $5.6 million, respectively. Casualty losses during the year ended December 31, 2018 included several claims, primarily due to storm and fire damage, partially offset by recovery from insurance carriers for insured losses in excess of policy limits. Casualty losses were elevated during the year ended December 31, 2017, primarily due to hurricane damage.
For the years ended December 31, 2018, 2017 and 2016, apartment communities previously in our Real Estate portfolio that were sold or classified as held for sale generated net operating income of $22.3 million, $59.6 million and $79.7 million, respectively.
Asset Management Results
Prior to the July 2018 sale of our Asset Management business, we provided asset management and other services to certain consolidated partnerships owning apartment communities that qualify for low-income housing tax credits and are structured to provide for the pass-through of tax credits and tax deductions to their partners.
Contribution from Asset Management in our consolidated financial statements included: fees and other amounts paid to us from the net operating income of partnerships served by our Asset Management business, less interest expense incurred on non-recourse property debt obligations of the partnerships; income associated with delivery of tax credits to the third-party investors in the partnerships; and transactional revenue and other income less asset management expenses, which included certain allocated offsite costs related to the operation of this business.
For the year ended December 31, 2018 compared to 2017, contribution from Asset Management decreased $19.3 million due to its July 2018 sale.
For the year ended December 31, 2017 compared to 2016, contribution from Asset Management decreased $8.8 million due to decreases in tax credit income as the result of delivering final credits and acquiring certain partners’ interests in the partnerships, as well as transactional revenues.
Depreciation and Amortization
For the year ended December 31, 2018 compared to 2017, depreciation and amortization expense increased by $11.6 million primarily due to apartment homes acquired in 2018 and renovated apartment homes placed in service after their completion, partially offset by decreases associated with apartment communities sold.
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
General and Administrative Expenses
In recent years, we have worked toward simplifying our business, including the sale of our Asset Management Business, which allowed us to reduce overhead and other costs. This simplification and our scale reductions have allowed us to reduce our offsite costs, which consist of general and administrative expenses, property management expenses and investment management expenses, by $6.4 million, or 8.6%, over the last three years.
For the year ended December 31, 2018 compared to 2017, general and administrative expenses increased $2.6 million, primarily due to higher variable incentive compensation cost.
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
For the year ended December 31, 2018 compared to 2017, other expenses, net decreased by $7.4 million, primarily due to the resolution of our litigation against Airbnb, and settlement of litigation related to the challenge to the title of the La Jolla Cove property which we acquired in 2014.
For the year ended December 31, 2017 compared to 2016, other expenses, net decreased by $3.1 million. The decrease was primarily due to the 2016 recognition of estimated future environmental clean-up and abatement costs associated with the matters discussed in Note 5 to the consolidated financial statements in Item 8, partially offset by legal costs we incurred related to a challenge to the title of the La Jolla Cove property.
Provision for Real Estate Impairment Loss
We recognized no provisions for impairment losses during the years ended December 31, 2018 or 2016.
During the year ended December 31, 2018, we agreed to sell our interests in the entities owning the La Jolla Cove property in settlement of legal actions filed in 2014 by a group of disappointed buyers who had hoped to acquire the property. As a result of the settlement, we recognized in our 2017 results a gross impairment loss of $35.8 million, $25.6 million of which related to the establishment of a deferred tax liability assumed in connection with our acquisition of the business entities. The tax liability was assumed by the buyer, resulting in no economic loss to us. The remaining $10.2 million loss was offset by cash distributions paid to us during our ownership and avoided legal costs for continued litigation. On an economic basis, we agreed to sell these entities at roughly our purchase price, adjusted for retained cash distributions and avoided legal costs.
Interest Income
For the year ended December 31, 2018 compared to 2017, interest income increased $2.6 million, primarily due to interest earned on the seller financing notes received as consideration in the sale of the La Jolla Cove property.
Interest Expense
For the year ended December 31, 2018 compared to 2017, interest expense, which includes the amortization of debt issuance costs and amortization of deferred financing costs, increased by $6.0 million, or 3.1%. The increase was primarily due to debt prepayment penalties of $14.9 million incurred in connection with 2018 property-level debt refinancing activity undertaken to refinance property-level debt that was scheduled to mature in 2019, 2020, and 2021, partially offset by a decrease in mortgage interest expense for communities sold and the sale of the Asset Management business in July 2018, and lower corporate-level interest.
For the year ended December 31, 2017 compared to 2016, interest expense decreased by $1.8 million, or 0.9%. The decrease was primarily due to lower average outstanding balances on non-recourse property debt for our Real Estate apartment communities and lower interest rates, resulting in an $11.9 million reduction in interest expense. These decreases were partially offset by higher amounts outstanding on corporate borrowings (including our term loan and incremental line borrowings used to temporarily fund the reacquisition of the Palazzo limited partner interests) and a decrease in capitalized interest associated with our redevelopment and development activities.
Other, Net
Other, net includes our equity in the income or loss of unconsolidated real estate partnerships, and the results of operations related to the NAPICO business, which we accounted for under the profit sharing method prior to the derecognition of the final property during 2017.

For the year ended December 31, 2018 compared to 2017, other, net decreased by $7.4 million, primarily due to the derecognition of the final NAPICO property in 2017, which resulted in a gain. For the year ended December 31, 2017 compared to 2016, other, net increased by $2.1 million, also attributed to gain recognized upon the derecognition of a NAPICO property.
Gain on Dispositions of Real Estate
The table below summarizes dispositions of apartment communities from our Real Estate portfolio during the years ended 2018, 2017 and 2016 (dollars in millions):

	December 31,
	2018	2017	2016
Real Estate
Number of apartment communities sold	4	5	7
Gross proceeds	$242.3	$397.0	$517.0
Net proceeds (1)	$235.7	$385.3	$511.0
Gain on disposition	$175.2	$297.9	$383.6

(1)	Net proceeds are after repayment of debt, if any, net working capital settlements, payment of transaction costs and debt prepayment penalties, if applicable.
The apartment communities sold from our Real Estate portfolio during 2018, 2017 and 2016 were primarily located outside of our primary markets or in lower-rated locations within our primary markets and had average revenues per apartment home significantly below those of our retained portfolio.
During the year ended December 31, 2018, we sold for $590 million our Asset Management business and our four Hunters Point communities. Please refer to Note 3 to the consolidated financial statements in Item 8 for further details regarding this sale.
Income Tax Benefit
Certain of our operations, including property management and risk management, are conducted through taxable REIT subsidiaries, or TRS entities. Additionally, some of our apartment communities are owned through TRS entities.
Our income tax benefit calculated in accordance with GAAP includes: (a) income taxes associated with the income or loss of our TRS entities, for which the tax consequences have been realized or will be realized in future periods; (b) low income housing tax credits generated prior to the sale of our Asset Management business that offset REIT taxable income, primarily from retained capital gains; and (c) historic tax credits that offset income tax obligations of our TRS entities. Income taxes related to these items, as well as changes in valuation allowance and the establishment of incremental deferred tax items in conjunction with intercompany asset transfers (if applicable), are included in income tax benefit in our consolidated statements of operations.
For the year ended December 31, 2018 compared to 2017, income tax benefit decreased by $17.8 million, from $30.8 million to $13.0 million. The decrease is primarily due to the reversal of a $19.3 million net tax benefit we recognized as a result of the December 2017 tax reform legislation in 2017 (as further discussed in Note 9 to the consolidated financial statements in Item 8) and higher tax expense related to gains on sale of real estate for communities held through TRS entities.
For the year ended December 31, 2017 compared to 2016, income tax benefit increased by $12.0 million, from $18.8 million to $30.8 million. The increase is primarily due to lower tax expense on the gains of sale of apartment communities, higher net operating losses at the TRS entities (including the La Jolla Cove impairment loss discussed above), higher tax benefit associated with low-income housing tax credits, and the $0.5 million net tax benefit we recognized for December 2017 tax reform legislation (as further discussed in Note 9 to the consolidated financial statements in Item 8).
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
For the years ended December 31, 2018, 2017 and 2016, we allocated net income of $8.2 million, $9.1 million, and $25.3 million, respectively, to noncontrolling interests in consolidated real estate partnerships. The amount of net income allocated to noncontrolling interests was driven by three primary factors: the operations of the consolidated apartment communities; gains on the sale of apartment communities with noncontrolling interest holders; and the results of operations of the NAPICO business, as further discussed below.

•
The amount of net income allocated to noncontrolling interests resulting from operations of the consolidated apartment communities was $0.3 million, $2.4 million and $4.4 million for the years ended December 31, 2018, 2017 and 2016.

•
Gains on the sale of apartment communities allocated to noncontrolling interests totaled $7.9 million, $7.3 million and $13.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

•
We derecognized the NAPICO business in two transactions, which occurred in 2017 and 2016. We allocated an $8.1 million gain on sale and a $0.6 million net loss, respectively, to the noncontrolling interest holders in connection with the 2017 and 2016 transactions.

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
Noncontrolling Interests in Aimco Operating Partnership
In Aimco’s consolidated financial statements, noncontrolling interests in the Aimco Operating Partnership reflects the results of the Aimco Operating Partnership that are allocated to the OP Unit holders. Allocations to noncontrolling interests in the Aimco Operating Partnership fluctuate in proportion to variations in net income, as described above. For the year ended December 31, 2018 compared to 2017, net income allocated to noncontrolling interests in the Aimco Operating Partnership increased $20.0 million primarily due to the increase in net income, as well as an increase in the percentage allocated following the issuance of OP Units as partial consideration for the acquisition of the four Philadelphia properties, discussed further in Note 3 to the consolidated financial statements. Net income allocated to noncontrolling interests in the Aimco Operating Partnership for the year ended December 31, 2017 decreased $5.9 million as compared to 2016 due to the decrease in net income between the periods.
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
We measure our long-term total return using Economic Income, which is a non-GAAP financial measure and is defined and further described below under the Economic Income heading.
Funds from Operations, or FFO, Pro forma FFO and Adjusted FFO, or AFFO, are non-GAAP financial measures, which are defined and further described below under the Funds From Operations, Pro forma Funds From Operations and Adjusted Funds From Operations heading.
Net Asset Value, or NAV, Free Cash Flow, or FCF, as calculated for our retained portfolio, represents an apartment community’s property net operating income, or NOI, less spending for Capital Replacements, which represents our estimation of the capital additions made to replace capital assets consumed during our ownership period (further discussed under the Funds From Operations, Pro forma Funds From Operations and Adjusted Funds From Operations heading and the Liquidity and Capital Resources heading). FCF margin as calculated for apartment communities sold represents the sold apartment community’s NOI less $1,200 per apartment home of assumed annual capital replacement spending, as a percentage of the apartment community’s rental and other property revenues. Capital replacement spending represents a measure of capital asset usage during the period; therefore, we believe that FCF is useful to investors as a supplemental measure of apartment community performance because it takes into consideration costs incurred during the period to replace capital assets that have been consumed during our ownership.
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
We report NAV on a semiannual basis, as of the end of the first and third quarters. Economic Income for 2018 was calculated using the change in NAV per share between September 30, 2017 and 2018. NAV will fluctuate over time. This NAV information should not be relied upon as representative of the amount a stockholder could expect to receive in a liquidation event, now or in the future. Certain assets are excluded as are certain liabilities, such as taxes and transaction costs associated with a liquidation. In addition, NAV is based on management’s subjective judgments, assumptions and opinions as of the date of determination. We assume no obligation to revise or update NAV to reflect subsequent or future events or circumstances. Our NAV estimate is subject to a variety of risks and uncertainties, many of which are beyond our control, including, without limitation, those described in Item 1A. Risk Factors.

A reconciliation of NAV to Aimco’s total equity, which we believe is the most directly comparable GAAP measure, as of September 30, 2018, is provided below (in millions, except per share data):

Total equity			$2,194
Fair value adjustment for Real Estate portfolio
Less: consolidated real estate, at depreciated cost		$(5,731)
Plus: fair value of real estate (1)
Stabilized portfolio fair value (2)	$10,806
Non-stabilized portfolio fair value (3)	2,052
Total real estate at fair value		12,858
Adjustment to present real estate at fair value			7,127
Fair value adjustment for total indebtedness
Plus: consolidated total indebtedness, net related to Real Estate portfolio		3,647
Less: fair value of indebtedness related to real estate shown above (4)		(3,591)
Adjustment to present indebtedness at fair value			56
Adjustments to present other tangible assets, liabilities and preferred equity at fair value (5)			(155)
Estimated NAV			$9,222
Total shares, units and dilutive share equivalents (6)			166
Estimated NAV per weighted average common share and unit - diluted			$56

(1)
We compute NAV by estimating the value of our communities, using methods we believe are appropriate based on the characteristics of the communities. For purposes of estimating NAV, real estate at fair value disclosed above includes wholly owned apartment communities plus our proportionate share of communities held by non-wholly owned entities (both consolidated and unconsolidated). A reconciliation of our consolidated apartment communities to those communities included in total real estate at fair value in the table above is as follows:

Consolidated apartment communities as of September 30, 2018	129
Plus: Unconsolidated apartment communities	4
Apartment communities in total real estate at fair value for NAV	133
For valuation purposes at September 30, 2018, we segregated these 133 communities into the following categories: stabilized portfolio and non-stabilized portfolio.

(2)
As of September 30, 2018, our stabilized portfolio includes 122 communities that had reached stabilized operations and were not expected to be sold within twelve months. We value this portfolio using a direct capitalization rate method based on the annualized proportionate property NOI for the three months ended September 30, 2018, less a 2% management fee. Market property management fees range between 1.5% and 3.0% with larger, higher quality portfolios at the lower end of that range. The weighted average estimated capitalization rate as applied to the annualized property NOI was 4.96%, which we calculate on a property-by-property basis, based primarily on information published by a third-party. Community characteristics that we use to determine comparable market capitalization rates include: the market in which the community is located; infill or suburban location within the market; property quality grade; and whether the community is stabilized or value-add. We used this valuation method for approximately 84% of real estate fair value at September 30, 2018.

(3)
The non-stabilized portfolio includes six apartment communities under redevelopment or development at September 30, 2018. We valued these communities by discounting projected future cash flows. Key assumptions used to estimate the value of these communities include: revenues, which are based on in-place rents, projected submarket rent growth to community stabilization based on projections published by third parties and adjusted for the impacts of redevelopment; expenses, which are based on estimated operating costs adjusted for inflation and a management fee equal to 2% of projected revenue; estimated remaining costs to complete construction; and a terminal value based on current market capitalization rates plus five basis points per year from September 30, 2018 to community stabilization. Discount rates applied to estimated future cash flows of these communities ranged between 6.30% and 6.40% depending on construction and lease-up progress as of September 30, 2018. We used this valuation method for approximately 12% of the real estate fair value at September 30, 2018. The non-stabilized portfolio also included five recently acquired apartment communities valued at purchase price and certain land investments at Aimco’s carrying value that represent approximately 4% of real estate fair value at September 30, 2018. Our calculation of NAV does not include such future values as air rights, the potential for increased density, nor the potential for completion of future phases of redevelopments.

(4)
We calculate the fair value of indebtedness related to real estate as the carrying value of our non-recourse property debt adjusted for the mark-to-market asset on our fixed-rate property debt as of September 30, 2018, plus the outstanding balances on the revolving line of credit and term loan, which approximate their fair value as of September 30, 2018. The fair value of debt takes into account the duration of the existing property debt, as well as its loan to value ratio and debt service coverage. For purposes of estimating NAV, the fair value of debt includes our proportionate share of debt related to non-wholly owned entities (both consolidated and unconsolidated).

(5)
Other tangible assets consist of cash, restricted cash, accounts receivable and other assets for which we reasonably expect to receive cash through the normal course of operations or another future event. Other tangible liabilities consist of accounts payable, accrued liabilities and other tangible liabilities we reasonably expect to settle in cash through the normal course of operations or another future event. Other tangible assets and liabilities were generally valued at their carrying amounts and reduced by the noncontrolling interests’ portion of these amounts and exclude intangible assets and liabilities reflected on our consolidated balance sheet. The fair value of our preferred stock is estimated as the closing share price on September 30, 2018, less accrued dividends. Such accrued dividends are assumed to be accounted for in the closing share price and these amounts are also included in other tangible liabilities. For purposes of this NAV calculation, no realizable value has been assigned to goodwill or other intangible assets. Deferred income, which includes below market lease liabilities, recognized in accordance with GAAP in connection with the purchase of the related apartment communities, and cash received in prior periods and required to be deferred under GAAP, is excluded from this NAV calculation.

(6)
Total shares, units and dilutive share equivalents represents Common Stock, OP Units, participating unvested restricted shares and the dilutive effect of common stock equivalents outstanding as of September 30, 2018.

Funds From Operations, Pro forma Funds From Operations and Adjusted Funds From Operations
FFO is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The National Association of Real Estate Investment Trusts, or Nareit, defines FFO as net income computed in accordance with GAAP, excluding: depreciation and amortization related to real estate; gains and losses from sales and impairment of depreciable assets and land used in our primary business; and income taxes, current or deferred, directly associated with a gain or loss on sale of real estate, and including our share of the FFO of unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO. We calculate FFO attributable to Aimco common stockholders (diluted) by subtracting dividends on preferred stock and amounts allocated from FFO to participating securities.
In addition to FFO, we compute Pro forma FFO and AFFO, which are also non-GAAP financial measures that we believe are helpful to investors in understanding our performance. Pro forma FFO represents FFO attributable to Aimco common stockholders (diluted), excluding preferred equity redemption-related amounts and certain other income or costs, adjusted for noncontrolling interests. Preferred equity redemption-related amounts (gains or losses) are items that periodically affect our operating results and we exclude these items from our calculation of Pro forma FFO because such amounts are not representative of our operating performance.
In computing 2018 Pro forma FFO, we made a number of adjustments. We were engaged in litigation with Airbnb, which was resolved during the year. Due to the unpredictable nature of these proceedings, related amounts recognized, net of income tax effect, have been excluded from Pro forma FFO. In connection with the sale of our Asset Management business, we incurred severance costs during 2018. We exclude such costs from Pro forma FFO because we believe these costs incurred are closely related to the sale of the business. We also excluded from Pro forma FFO the tax benefit due to the release of a valuation allowance. Due to the sale of the Asset Management business, we expect to realize our deferred tax benefits. As a result, we determined the valuation allowance recorded in connection with recognizing the effect of the 2017 tax reform is no longer necessary. We excluded the effect of the establishment of the valuation allowance from Pro forma FFO and as such have excluded the benefit from its release. We have also excluded the impact of tax reform. Finally, we addressed approximately half of our property loans maturing in 2019, 2020 and 2021. In connection with this activity, we incurred debt extinguishment costs, which we have excluded from Pro forma FFO.
AFFO represents Pro forma FFO reduced by Capital Replacements, which represents our estimation of the actual capital additions made to replace capital assets consumed during our ownership period. When we make capital additions at an apartment community, we evaluate whether the additions extend the useful life of an asset as compared to its condition at the time we purchased the apartment community. We classify as Capital Improvements those capital additions that meet these criteria, and we classify as Capital Replacements those that do not. AFFO is a key financial indicator we use to evaluate our operational performance and is one of the factors that we use to determine the amounts of our dividend payments.
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

For the years ended December 31, 2018, 2017 and 2016, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	2018	2017	2016
Net income attributable to Aimco common stockholders (1)	$656,597	$306,861	$417,781
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	368,961	352,109	314,840
Gain on dispositions and other, net of noncontrolling partners’ interest	(669,450)	(262,583)	(381,131)
Income tax adjustments related to gain on dispositions and other items (2)	27,310	(8,265)	6,374
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	14,063	(3,810)	2,782
Amounts allocable to participating securities	402	(81)	88
FFO attributable to Aimco common stockholders – diluted	$397,883	$384,231	$360,734
Adjustments, all net of common noncontrolling interests in Aimco OP and participating securities:
Preferred equity redemption related amounts	—	—	1,877
Tax provision (benefit) related to tax reform legislation (3)	273	(498)	—
Tax benefit due to release of valuation allowance (4)	(19,349)	—	—
Litigation, net (5)	(8,558)	—	—
Severance costs (6)	1,282	—	—
Prepayment penalties, net (7)	14,089	—	—
Pro forma FFO attributable to Aimco common stockholders – diluted	$385,620	$383,733	$362,611
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(48,493)	(51,760)	(55,289)
AFFO attributable to Aimco common stockholders – diluted	$337,127	$331,973	$307,322
Weighted average common shares outstanding – diluted (FFO, Pro forma FFO and AFFO) (8)	156,053	156,796	156,391

Net income attributable to Aimco per common share – diluted	$4.21	$1.96	$2.67
FFO per share – diluted	$2.55	$2.45	$2.31
Pro Forma FFO per share – diluted	$2.47	$2.45	$2.32
AFFO per share – diluted	$2.16	$2.12	$1.97

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP (see Note 10 to the consolidated financial statements in Item 8).

(2)
For the year ended December 31, 2018, income taxes related to gain on dispositions and other items includes tax on the gain on the sale of the Asset Management business, as well as tax on the gain on the sale of apartment communities during the year ended December 31, 2018.

(3)
In connection with the Tax Cuts and Jobs Act signed into law in December 2017, we recognized income tax benefit during 2017 and adjusted the estimated impact of tax reform upon the conclusion of our analysis of the effects during 2018. We have excluded such amounts from Pro forma FFO.

(4)
Due to the sale of the Asset Management business, we expect to realize our deferred tax benefits. As a result, we have determined that a valuation allowance is no longer necessary. We excluded the effect of the establishment of the valuation allowance from Pro forma FFO and as such have excluded the benefit from its release.

(5)
During 2018, we were engaged in litigation with Airbnb, which was resolved during the year. Due to the unpredictable nature of these proceedings, related amounts recognized, net of income tax effect, have been excluded from Pro forma FFO.

(6)
We incurred severance costs in connection with the sale of our Asset Management business. We exclude such costs from Pro forma FFO because we believe these costs are closely related to the sale of the business.

(7)
In connection with 2018 refinancing activity undertaken related to property-level debt scheduled to mature in 2019, 2020 and 2021, we incurred debt extinguishment costs, net of income tax effect, which have been excluded from Pro forma FFO.

(8)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP.
Refer to the Executive Overview for discussion of our Pro forma FFO and AFFO results for 2018, as compared to their comparable periods in 2017.

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
Proportionate Debt, as used in our leverage ratios, is a non-GAAP measure and includes our share of the long-term, non-recourse property debt secured by apartment communities in the Real Estate portfolio and outstanding borrowings under our revolving credit facility, reduced by our share of the cash and restricted cash of our consolidated and unconsolidated partnerships owning communities in our Real Estate portfolio, and also by our investment in the subordinate tranches of a securitization trust that holds certain of our property debt, which is essentially an investment in our own non-recourse property loans.
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

Reconciliations of the most closely related GAAP measures to our calculations of Proportionate Debt, Preferred Equity, Adjusted EBITDA, Adjusted Interest Expense and Preferred Dividends, as used in our leverage ratios, are as follows (in thousands):

December 31, 2018
Total indebtedness associated with Real Estate portfolio	$4,075,665
Adjustments:
Debt issue costs related to non-recourse property debt	21,695
Debt related to assets classified as held for sale	22,693
Proportionate share adjustments related to debt obligations of consolidated and unconsolidated partnerships	(9,533)
Cash and restricted cash	(72,595)
Proportionate share adjustments related to cash and restricted cash held by consolidated and unconsolidated partnerships	912
Securitization trust investment and other	(88,457)
Proportionate Debt	$3,950,380

Preferred stock	$125,000
Preferred OP Units	101,291
Preferred Equity	226,291
Proportionate Debt and Preferred Equity	$4,176,671

Three Months Ended
December 31, 2018
Net income attributable to Aimco Common Stockholders	$5,226
Adjustments:
Adjusted Interest Expense	38,424
Income tax benefit	(409)
Depreciation and amortization, net of noncontrolling interest	91,249
Gain on dispositions and other, inclusive of related income taxes and net of noncontrolling partners’ interests	2,311
Preferred stock dividends	2,148
Net income attributable to noncontrolling interests in Aimco Operating Partnership	2,291
Pro forma adjustment (1)	3,342
Adjusted EBITDA	$144,582

Annualized Adjusted EBITDA	$578,328

(1)	Our Adjusted EBITDA has been calculated on a pro forma basis to adjust for significant items impacting the three months ended December 31, 2018 for which annualization would distort the results.

Three Months Ended
December 31, 2018
Interest expense	$57,441
Adjustments:
Proportionate share adjustments related to interest of consolidated and unconsolidated partnerships	(84)
Debt prepayment penalties and other non-interest items	(15,531)
Amortization of debt issue costs	(1,441)
Interest income earned on securitization trust investment	(1,961)
Adjusted Interest Expense	$38,424

Preferred stock dividends	2,148
Preferred OP Unit distributions	1,934
Preferred Dividends	4,082
Adjusted Interest Expense and Preferred Dividends	$42,506

Annualized Adjusted Interest Expense	$153,696
Annualized Adjusted Interest Expense and Preferred Dividends	$170,024

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
As of December 31, 2018, our primary sources of liquidity were as follows:

•	$36.9 million in cash and cash equivalents;

•
$35.7 million of restricted cash, which consists primarily of escrows related to resident security deposits and reserves and escrows held by lenders for capital additions, property taxes and insurance; and

•	$632.5 million of available capacity to borrow under our revolving credit facility after consideration of $7.1 million of letters of credit backed by the facility.
At December 31, 2018, we also held unencumbered apartment communities with an estimated fair market value of approximately $2.7 billion, up 50.0% from December 31, 2017.
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
As of December 31, 2018, approximately 91.0% of our leverage consisted of property-level, non-recourse, long-dated, amortizing debt. Approximately 93.4% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation. The weighted average maturity of our property-level debt was 8.0 years.
Of our property-level debt, $167.5 million of our unpaid principal balances mature during 2019. On average, 7.6% of our unpaid principal balances will mature each year from 2020 through 2022.
While our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt, we also have a credit facility with a syndicate of financial institutions. During the year ended December 31, 2018, we exercised our $200.0 million expansion option on the credit facility, increasing the total capacity to $800.0 million. As of December 31, 2018, we had $160.4 million of outstanding borrowings under our revolving credit facility, which represented 3.7% of our total leverage.
As of December 31, 2018, our outstanding perpetual preferred equity represented approximately 5.2% of our total leverage. Our preferred securities are perpetual in nature; however, for illustrative purposes, we compute the weighted average maturity of our total leverage assuming a 40-year maturity on our preferred securities.

The combination of non-recourse property level debt, borrowings under our revolving credit facility and perpetual preferred equity that comprises our total leverage, reduces our refunding and re-pricing risk. The weighted average maturity for our total leverage described above was 9.5 years as of December 31, 2018.
Under the revolving credit facility, we have agreed to maintain a Fixed Charge Coverage ratio of 1.40x, as well as other covenants customary for similar revolving credit arrangements. For the year ended December 31, 2018, our Fixed Charge Coverage ratio was 2.05x, compared to ratio of 2.01x for the year ended December 31, 2017. We expect to remain in compliance with this covenant during the next 12 months.
Changes in Cash, Cash Equivalents and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows in Item 8 of this report.
Operating Activities
For the year ended December 31, 2018, our net cash provided by operating activities was $396.4 million. Our operating cash flow is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the year ended December 31, 2018, increased by $4.3 million compared to 2017, due to improved operating results of our Same Store communities, contribution from acquired communities and increased contribution from redevelopment and lease-up communities, partially offset by a decrease in the net operating income associated with apartment communities we sold during 2018 and our sale of the Asset Management business.
Investing Activities
For the year ended December 31, 2018, net cash provided by investing activities of $121.8 million consisted primarily of $708.8 million in proceeds from the disposition of the Asset Management business, four apartment communities located in the Hunters Point area of San Francisco, and four other apartment communities, partially offset by the acquisitions of Bent Tree Apartments, Avery Row, four apartment communities in Philadelphia, and capital expenditures.
Capital additions for our Real Estate segment totaled $338.8 million, $321.9 million and $312.8 million during the years ended December 31, 2018, 2017 and 2016, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.
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

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016, are presented below (dollars in thousands):

	2018	2017	2016
Real Estate
Capital replacements	$37,472	$34,892	$38,088
Capital improvements	16,055	16,729	14,922
Capital enhancements	102,910	91,360	68,340
Redevelopment additions	114,756	156,140	155,398
Development additions	61,185	14,249	31,823
Casualty capital additions	6,425	8,556	4,201
Real Estate capital additions	338,803	321,926	312,772
Plus: additions related to consolidated Asset Management communities and apartment communities sold or held for sale	9,914	32,303	25,742
Consolidated capital additions	348,717	354,229	338,514
Plus: net change in accrued capital spending	(8,228)	3,875	8,131
Capital expenditures per consolidated statement of cash flows	$340,489	$358,104	$346,645
For the years ended December 31, 2018, 2017 and 2016, we capitalized $7.6 million, $7.6 million and $9.6 million of interest costs, respectively, and $36.8 million, $36.0 million and $32.9 million of other direct and indirect costs, respectively.
Redevelopment/Development
We execute redevelopments using a range of approaches. We prefer to limit risk by executing redevelopments using a phased approach, in which we renovate an apartment community in stages. Smaller phases provide us the flexibility to maintain current earnings while aligning the timing of the completed apartment homes with market demand. The following table summarizes ongoing redevelopments of this nature at December 31, 2018 (dollars in millions):

	Location	Apartment Homes Approved for Redevelopment	Estimated/Potential Net Investment	Inception-to-Date Net Investment
Bay Parc	Miami, FL	60	$24.1	$20.6
Calhoun Beach Club	Minneapolis, MN	275	28.7	10.5
Flamingo South Beach	Miami Beach, FL	—	39.7	14.2
Palazzo West at The Grove	Los Angeles, CA	389	24.5	19.1
Yorktown	Lombard, IL	292	25.7	20.0
Other	Various	92	12.9	12.9
Total		1,108	$155.6	$97.3

We also undertake ground-up development when warranted by risk-adjusted investment returns, either directly or in connection with the redevelopment of an existing apartment community. When smaller redevelopment phases are not possible, we may engage in redevelopment activities where an entire building or community is vacated. The following table summarizes our investments related to these developments and redevelopments at December 31, 2018 (dollars in millions):

	Location	Apartment Homes Approved for Redevelopment or Development	Estimated/Potential Net Investment	Inception-to-Date Net Investment	Stabilized Occupancy	NOI Stabilization
The Fremont (formerly Anschutz Expansion)	Denver, CO (MSA)	253	$87.0	$10.6	3Q 2021	4Q 2022
Elm Creek Townhomes	Elmhurst, IL	58	35.1	11.3	2Q 2021	3Q 2022
Parc Mosaic	Boulder, CO	226	117.0	68.9	4Q 2020	1Q 2022
Park Towne Place	Philadelphia, PA	940	176.5	172.9	1Q 2019	2Q 2020
Total		1,477	$415.6	$263.7
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
Our total estimated or potential net investment in redevelopment and development is $571.2 million with a projected weighted average net operating income yield on these investments of 6.1%, assuming untrended rents. Of this total, $361.0 million has been funded. We expect to fund the remaining redevelopment and development investment through a combination of leverage and proceeds from community sales.
During the year ended December 31, 2018, we invested $175.9 million in redevelopment and development activities.
In Boulder, Colorado, we have invested $68.9 million in the development of Parc Mosaic, a 226-unit apartment home community. The site is two miles from the new Google campus and is across the street from Ball Aerospace’s Technology Campus and Foothills Hospital. Building in Boulder is highly regulated and new supply is limited, notwithstanding higher enrollment at the University of Colorado and increased employment generally.
At the University of Colorado Anschutz Medical Campus, we exercised our option to acquire approximately two acres of land adjacent to our 21 Fitzsimons apartment community, and broke ground on the development of The Fremont, a 253-apartment home community. We expect to invest approximately $87.0 million to construct the community, which is expected to be ready for occupancy in late 2020.
We also commenced the next phase of redevelopment at our Flamingo community, located in Miami Beach, bringing our potential net new investment to $39.7 million. This phase includes extensive redevelopment of retail, leasing, and common areas, including major enhancements to the entryway.
In Center City, Philadelphia, we completed the redevelopment of Park Towne Place, and as of December 31, 2018, we had leased 95.6% of the apartment homes at the community. This multi-year redevelopment of 940 apartment homes, amenities, and common area spaces, was executed on plan and leased-up in-line with expectations with expected free cash flow returns of 9.2%.
In San Jose, we completed the redevelopment of Saybrook Pointe, a 324-apartment home, garden-style community. Construction was completed on-time and in-line with underwritten costs, and lease-up of the community finished ahead of schedule and at rates above underwriting, increasing the expected free cash flow return to 14.3%, a 100 basis point outperformance to underwriting.
During the year ended December 31, 2018, we leased 457 apartment homes at our redevelopment and development communities. At December 31, 2018, our exposure to lease-up at active redevelopment and development communities was approximately 366 apartment homes, of which 208 were being constructed at Parc Mosaic, and 158 were located in four other communities. Additionally, we expect to acquire One Ardmore in 2019 upon its completion, as part of the Philadelphia portfolio acquisition announced in April 2018. This acquisition will increase our exposure to lease-up risk by approximately 100 apartment homes.

We expect our total development and redevelopment spending to range from $225 million to $275 million for the year ending December 31, 2019.
Financing Activities
For the year ended December 31, 2018, our net cash used in financing activities of $588.2 million was attributed to the items discussed below.
Net borrowings on our revolving credit facility primarily relate to the timing of short-term working capital needs. During the year ended December 31, 2018, we repaid the $250.0 million term loan in full.
Proceeds from non-recourse property debt borrowings during the year consisted of the closing of 14 fixed-rate, amortizing, non-recourse property loans totaling $982.4 million. On a weighted basis, the term of these loans averaged 9.4 years and their interest rates averaged 4.03%, 112 basis points more than the corresponding Treasury rate at the time of pricing. The net effect of 2018 fixed-rate property debt refinancing activities has been to lower our weighted average fixed interest rate by 42 basis points since December 31, 2017, to 4.22%.
Proceeds from non-recourse property debt borrowing during the period also included the closing of four non-recourse, variable-rate property loans totaling $245.6 million. On a weighted basis, the term of these loans averaged 5 years and the loans bear interest at a weighted average rate of 30-day LIBOR plus 1.20%. The five-year terms fill a void in our laddered maturities and, taken together with the repayment of the variable-rate term loan, reduce our exposure to changing short-term interest rates to approximately 9.75% of our leverage.
Principal payments on property loans during the year totaled $976.1 million, consisting of $82.4 million of scheduled principal amortization and repayments of $893.7 million.
Aimco common share repurchase, and OP unit and preferred partnership unit redemptions during the year totaled $373.6 million (plus an additional $20.7 million, which settled in January 2019) and $9.9 million, respectively.
Net cash used in financing activities also includes $275.3 million of dividend and distribution payments to equity holders, as further detailed in the table below.
Equity and Partners’ Capital Transactions
The following table presents the Aimco Operating Partnership’s distribution activity (including distributions paid to Aimco) during the year ended December 31, 2018 (dollars in thousands):

Cash distributions paid to holders of noncontrolling interests in consolidated real estate partnerships	$9,469
Cash distributions paid by the Aimco Operating Partnership to preferred unitholders (1)	16,334
Cash distributions paid by the Aimco Operating Partnership to common unitholders (2)	249,491
Total cash distributions paid by the Aimco Operating Partnership	$275,294

(1)	$8.6 million represented distributions to Aimco, and $7.7 million represented distributions paid to holders of OP Units.

(2)	$237.5 million represented distributions to Aimco, and $11.9 million represented distributions paid to holders of OP Units.
The following table presents Aimco’s dividend activity during the year ended December 31, 2018 (dollars in thousands):

Cash distributions paid to holders of noncontrolling interests in consolidated real estate partnerships	$9,469
Cash distributions paid to holders of OP Units (other than Aimco)	19,727
Cash dividends paid by Aimco to preferred stockholders	8,594
Cash dividends paid by Aimco to common stockholders	237,504
Total cash dividends and distributions paid by Aimco	$275,294
During the year ended December 31, 2018, we repurchased 8.2 million shares of common stock and initiated trades that settled in the month ended January 31, 2019, for an additional 0.5 million shares, all for $394.1 million, approximately a 20% discount to Aimco’s estimated NAV at the time of repurchase. The unsettled shares are included in Class A Common Stock outstanding at December 31, 2018.

Contractual Obligations
This table summarizes information contained elsewhere in this Annual Report on Form 10-K regarding payments due under contractual obligations and commitments as of December 31, 2018 (in thousands):

	Total	Less than One Year	1-3 Years	3-5 Years	More than Five Years
Non-recourse property debt - Real Estate (1)	$3,937,000	$246,345	$839,556	$741,941	$2,109,158
Revolving credit facility borrowings (2)	160,360	—	—	160,360	—
Interest related to long-term debt - Real Estate (3)	1,066,558	167,382	290,105	205,471	403,600
Office space lease obligations	22,874	2,237	5,540	4,453	10,644
Ground lease obligations (4)	434,056	2,114	4,789	4,984	422,169
Construction obligations (5)	206,957	164,549	42,408	—	—
Total	$5,827,805	$582,627	$1,182,398	$1,117,209	$2,945,571

(1)	Includes scheduled principal amortization and maturity payments related to our non-recourse property debt secured by communities in our Real Estate portfolio.

(2)
Includes outstanding borrowings on our revolving credit facility assuming repayment at the contractual maturity date. Our revolving credit facility is subject to an annual commitment fee (0.25% of aggregate commitments), which is not included in the amounts above.

(3)
Includes interest related to both fixed-rate and variable-rate non-recourse property debt, and our variable-rate revolving credit facility borrowings. Interest related to variable-rate debt is estimated based on the rate effective at December 31, 2018. Refer to Note 4 to the consolidated financial statements in Item 8 for a description of average interest rates associated with our debt.

(4)	These ground leases expire in years ranging from 2070 to 2117.

(5)
Represents estimated obligations pursuant to construction contracts related to our redevelopment, development and other capital spending. Refer to Note 5 to the consolidated financial statements in Item 8 for additional information regarding these obligations.

In addition to the amounts presented in the table above, at December 31, 2018, we had $125.0 million (liquidation value) of Aimco’s perpetual preferred stock outstanding with an annual dividend yield of 6.9%, which we expect to, but are not obligated to, redeem during 2019, and $101.3 million (liquidation value) of redeemable preferred OP Units of the Aimco Operating Partnership outstanding with annual distribution yields ranging from 1.92% to 8.8%. The dividends and distributions that accrue on the perpetual preferred stock and redeemable preferred OP Units are cumulative and are paid quarterly.
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
Market Risk Associated with Loans Secured by Our Real Estate Portfolio
As of December 31, 2018, on a consolidated basis, we had approximately $260.1 million of variable-rate property-level debt outstanding and $160.4 million of variable-rate borrowings under our revolving credit facility. We estimate that a change in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce or increase net income attributable to Aimco common stockholders and the Aimco Operating Partnership’s common unitholders by approximately $4.2 million on an annual basis.
At December 31, 2018, we had approximately $72.6 million in cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may offset somewhat a change in rates on our variable-rate debt discussed above.

We estimate the fair value of debt instruments as described in Note 11 to the consolidated financial statements in Item 8. The estimated fair value of total indebtedness was approximately $4.1 billion at December 31, 2018, inclusive of a $43.8 million mark-to-market liability. The mark-to-market liability at December 31, 2017 was $92.1 million.
If market rates for consolidated fixed-rate debt in our Real Estate segment were higher by 100 basis points with constant credit risk spreads, the estimated fair value of consolidated debt discussed above would decrease from $4.1 billion in the aggregate to $4.0 billion. If market rates for consolidated debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of consolidated fixed-rate debt would increase from $4.1 billion in the aggregate to $4.2 billion.
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
Management assessed the effectiveness of Aimco’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).
Based on their assessment, management concluded that, as of December 31, 2018, Aimco’s internal control over financial reporting is effective.
Aimco’s independent registered public accounting firm has issued an attestation report on Aimco’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Apartment Investment and Management Company
Opinion on Internal Control over Financial Reporting

We have audited Apartment Investment and Management Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “2013 framework,” (the COSO criteria). In our opinion, Apartment Investment and Management Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedule listed in the accompanying Index to Financial Statements of the Company and our report dated February 19, 2019 expressed an unqualified opinion thereon.

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
February 19, 2019

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
Management assessed the effectiveness of the Aimco Operating Partnership’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).
Based on their assessment, management concluded that, as of December 31, 2018, the Aimco Operating Partnership’s internal control over financial reporting is effective.
The Aimco Operating Partnership’s independent registered public accounting firm has issued an attestation report on the Aimco Operating Partnership’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of
AIMCO Properties, L.P.
Opinion on Internal Control over Financial Reporting

We have audited AIMCO Properties, L.P.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “2013 framework,” (the COSO criteria). In our opinion, AIMCO Properties, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedule listed in the accompanying Index to Financial Statements of the Partnership and our report dated February 19, 2019 expressed an unqualified opinion thereon.

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
February 19, 2019

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
Each member of the board of directors of Aimco also is a director of the general partner of the Aimco Operating Partnership. The officers of Aimco are also the officers of the general partner of the Aimco Operating Partnership and hold the same titles. The information required by this item for both Aimco and the Aimco Operating Partnership is presented jointly under the captions “Board of Directors and Executive Officers,” “Corporate Governance Matters - Code of Ethics,” “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters - Meetings and Committees: Nominating and Corporate Governance Committee,” “Corporate Governance Matters - Meetings and Committees: Audit Committee” and “Corporate Governance Matters - Meetings and Committees: Audit Committee Financial Expert” in the proxy statement for Aimco’s 2019 annual meeting of stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item is presented under the captions “Compensation Discussion & Analysis,” “Compensation and Human Resources Committee Report to Stockholders,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2018,” “Outstanding Equity Awards at Fiscal Year-End 2018,” “Option Exercises and Stock Vested in 2018,” “Potential Payments Upon Termination or Change in Control” and “Corporate Governance Matters - Director Compensation” in the proxy statement for Aimco’s 2019 annual meeting of stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, for both Aimco and the Aimco Operating Partnership, is presented under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for Aimco’s 2019 annual meeting of stockholders and is incorporated herein by reference. In addition, as of February 15, 2019, Aimco, through its consolidated subsidiaries, held 93.9% of the Aimco Operating Partnership’s common partnership units outstanding.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is presented under the caption “Certain Relationships and Related Transactions” and “Corporate Governance Matters - Independence of Directors” in the proxy statement for Aimco’s 2019 annual meeting of stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item is presented under the caption “Principal Accountant Fees and Services” in the proxy statement for Aimco’s 2019 annual meeting of stockholders and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.

(a)(2)	The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.

(a)(3)	The Exhibit Index is incorporated herein by reference.

INDEX TO EXHIBITS (1) (2)

EXHIBIT NO.	DESCRIPTION

3.1	Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, is incorporated herein by this reference)
3.2	Amended and Restated Bylaws (Exhibit 3.1 to Aimco’s Current Report on Form 8-K dated January 26, 2016, is incorporated herein by this reference)
10.1
Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 29, 1994, as amended and restated as of February 28, 2007 (Exhibit 10.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by this reference)

10.2
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2007 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2007, is incorporated herein by this reference)

10.3
Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 30, 2009 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by this reference)

10.4
Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of September 2, 2010 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 3, 2010, is incorporated herein by this reference)

10.5
Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 26, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated July 26, 2011, is incorporated herein by this reference)

10.6
Fifth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of August 24, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 24, 2011, is incorporated herein by this reference)

10.7
Sixth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2011, is incorporated herein by this reference)

10.8
Seventh Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of May 13, 2014 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated May 9, 2014, is incorporated herein by this reference)

10.9
Eighth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of October 31, 2014 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated November 4, 2014, is incorporated herein by this reference)

10.10
Ninth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of August 16, 2016 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 16, 2016, is incorporated herein by this reference)

10.11
Tenth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of January 31, 2017 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated January 31, 2017, is incorporated herein by this reference)

10.12
Second Amended and Restated Senior Secured Credit Agreement, dated as of June 30, 2017, among Aimco, the Aimco Operating Partnership, AIMCO/Bethesda Holdings, Inc., the lenders party thereto, KeyBank N.A., as administrative agent, swing line lender and a letter of credit issuer (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated June 30, 2017, is incorporated herein by this reference)

10.13
Master Indemnification Agreement, dated December 3, 2001, by and among Aimco, the Aimco Operating Partnership., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.14
Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Aimco, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.15
Employment Contract executed on December 21, 2017, by and between the Aimco Operating Partnership and Terry Considine (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 21, 2017, is incorporated herein by this reference)*

10.16	Aimco Severance Policy (Exhibit 10.1 to Aimco’s Current Report on Form 8-K dated February 22, 2018, is incorporated herein by reference)*
10.17
2007 Stock Award and Incentive Plan (Appendix A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007 is incorporated herein by this reference)*

10.18	Form of Restricted Stock Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*

10.19	Form of Non-Qualified Stock Option Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*
10.20	2007 Employee Stock Purchase Plan (Appendix B to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007, is incorporated herein by this reference)*
10.21
Aimco 2015 Stock Award and Incentive Plan (as amended and restated January 31, 2017) (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated January 31, 2017, is incorporated herein by this reference)*

10.22
Aimco Second Amended and Restated 2015 Stock Award and Incentive Plan (as amended and restated effective February 22, 2018) (Exhibit A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 8, 2018, is incorporated herein by reference)*

10.23
Form of Performance Restricted Stock Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.24 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by this reference)*

10.24
Form of Restricted Stock Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.25 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by this reference)*

10.25
Form of Non-Qualified Stock Option Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by this reference)*

10.26	Form of LTIP Unit Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated January 31, 2017, is incorporated herein by this reference)*
10.27
Form of Performance Vesting LTIP Unit Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.4 to Aimco’s Current Report on Form 8-K, dated January 31, 2017, is incorporated herein by this reference)*

10.28
Form of Non-Qualified Stock Option Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by this reference)*

10.29
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
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity and consolidated statements of partners’ capital; (v) consolidated statements of cash flows; (vi) notes to the consolidated financial statements; and (vii) financial statement schedule (3)

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

By:	/s/ TERRY CONSIDINE
Terry Considine
Chairman of the Board and Chief Executive Officer
Date:	February 19, 2019

AIMCO PROPERTIES, L.P.

By:	AIMCO-GP, Inc., its General Partner

By:	/s/ TERRY CONSIDINE
Terry Considine
Chairman of the Board and Chief Executive Officer
Date:	February 19, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO PROPERTIES, L.P.
By: AIMCO-GP, Inc., its General Partner

/s/ TERRY CONSIDINE	Chairman of the Board and	February 19, 2019
Terry Considine	Chief Executive Officer (principal executive officer)

/s/ PAUL BELDIN	Executive Vice President and	February 19, 2019
Paul Beldin	Chief Financial Officer (principal financial officer)

/s/ THOMAS L. KELTNER	Director	February 19, 2019
Thomas L. Keltner

/s/ J. LANDIS MARTIN	Director	February 19, 2019
J. Landis Martin

/s/ ROBERT A. MILLER	Director	February 19, 2019
Robert A. Miller

/s/ KATHLEEN M. NELSON	Director	February 19, 2019
Kathleen M. Nelson

/s/ ANN SPERLING	Director	February 19, 2019
Ann Sperling

/s/ MICHAEL A. STEIN	Director	February 19, 2019

Michael A. Stein

/s/ NINA A. TRAN	Director	February 19, 2019
Nina A. Tran

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors
Apartment Investment and Management Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the accompanying Index to Financial Statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 9 to the consolidated financial statements, the Company changed its accounting for the income tax consequences of intercompany transfers of assets effective January 1, 2017.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Denver, Colorado
February 19, 2019

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017
(In thousands, except share data)

	2018	2017
ASSETS
Buildings and improvements	$6,552,065	$6,174,149
Land	1,756,525	1,753,604
Total real estate	8,308,590	7,927,753
Accumulated depreciation	(2,585,115)	(2,522,358)
Net real estate	5,723,475	5,405,395
Cash and cash equivalents	36,858	60,498
Restricted cash	35,737	34,827
Other assets	351,541	272,739
Assets held for sale	42,393	17,959
Assets of partnerships served by Asset Management business:
Real estate, net	—	224,873
Cash and cash equivalents	—	16,288
Restricted cash	—	30,928
Other assets	—	15,533
Total assets	$6,190,004	$6,079,040

LIABILITIES AND EQUITY
Non-recourse property debt secured by Real Estate communities, net	$3,915,305	$3,545,109
Term loan, net	—	249,501
Revolving credit facility borrowings	160,360	67,160
Total indebtedness associated with Real Estate portfolio	4,075,665	3,861,770
Accrued liabilities and other	226,230	213,027
Liabilities related to assets held for sale	23,177	—
Liabilities of partnerships served by Asset Management business:
Non-recourse property debt, net	—	227,141
Accrued liabilities and other	—	19,812
Total liabilities	4,325,072	4,321,750
Preferred noncontrolling interests in Aimco Operating Partnership (Note 7)	101,291	101,537
Commitments and contingencies (Note 5)
Equity:
Perpetual Preferred Stock (Note 6)	125,000	125,000
Common Stock, $0.01 par value, 500,787,260 shares authorized, 149,133,826 and 157,189,447 shares issued/outstanding at December 31, 2018 and 2017, respectively	1,491	1,572
Additional paid-in capital	3,515,641	3,900,042
Accumulated other comprehensive income	4,794	3,603
Distributions in excess of earnings	(1,947,507)	(2,367,073)
Total Aimco equity	1,699,419	1,663,144
Noncontrolling interests in consolidated real estate partnerships	(2,967)	(1,716)
Common noncontrolling interests in Aimco Operating Partnership	67,189	(5,675)
Total equity	1,763,641	1,655,753
Total liabilities and equity	$6,190,004	$6,079,040

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands, except per share data)

	2018	2017	2016
REVENUES:
Rental and other property revenues attributable to Real Estate	$922,593	$918,148	$899,891
Rental and other property revenues of partnerships served by Asset Management business	42,830	74,046	74,640
Tax credit and transaction revenues	6,987	13,243	21,323
Total revenues	972,410	1,005,437	995,854
OPERATING EXPENSES:
Property operating expenses attributable to Real Estate	307,901	319,126	317,957
Property operating expenses of partnerships served by Asset Management business	20,921	35,458	36,956
Depreciation and amortization	377,786	366,184	333,066
General and administrative expenses	46,268	43,657	46,784
Other expenses, net	3,778	11,148	14,295
Provision for real estate impairment loss	—	35,881	—
Total operating expenses	756,654	811,454	749,058

Interest income	10,914	8,332	7,797
Interest expense	(200,634)	(194,615)	(196,389)
Gain on dispositions of real estate and the Asset Management Business	677,463	300,849	400,156
Other, net	77	7,694	6,071
Income before income tax benefit	703,576	316,243	464,431
Income tax benefit (Note 9)	13,027	30,836	18,842
Net income	716,603	347,079	483,273
Noncontrolling interests:
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(8,220)	(9,084)	(25,256)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(7,739)	(7,764)	(7,239)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(34,417)	(14,457)	(20,368)
Net income attributable to noncontrolling interests	(50,376)	(31,305)	(52,863)
Net income attributable to Aimco	666,227	315,774	430,410
Net income attributable to Aimco preferred stockholders	(8,593)	(8,594)	(11,994)
Net income attributable to participating securities	(1,037)	(319)	(635)
Net income attributable to Aimco common stockholders	$656,597	$306,861	$417,781

Net income attributable to Aimco per common share – basic	$4.21	$1.96	$2.68
Net income attributable to Aimco per common share – diluted	$4.21	$1.96	$2.67

Weighted average common shares outstanding – basic	155,866	156,323	156,001
Weighted average common shares outstanding – diluted	156,053	156,796	156,391

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
Net income	$716,603	$347,079	$483,273
Other comprehensive gain:
Realized and unrealized (losses) gains on interest rate swaps	—	(173)	221
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	1,391	1,480	1,586
Unrealized (losses) gains on available for sale debt securities	(131)	1,507	5,855
Other comprehensive gain	1,260	2,814	7,662
Comprehensive income	717,863	349,893	490,935
Comprehensive income attributable to noncontrolling interests	(50,445)	(31,527)	(53,474)
Comprehensive income attributable to Aimco	$667,418	$318,366	$437,461

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	Preferred Stock		Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Aimco Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2015	6,391	$159,126	156,326	$1,563	$4,064,659	$(6,040)	$(2,596,917)	$1,622,391	$141,514	$1,763,905
Redemption of Preferred Stock	(1,391)	(34,126)	—	—	1,307	—	(1,980)	(34,799)	—	(34,799)
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(10,819)	(10,819)
Amortization of share-based compensation cost	—	—	31	—	8,610	—	—	8,610	—	8,610
Effect of changes in ownership for consolidated entities	—	—	—	—	(26,171)	—	—	(26,171)	10,107	(16,064)
Change in accumulated other comprehensive income	—	—	—	—	—	7,051	—	7,051	611	7,662
Other, net	—	—	531	6	3,317	—	—	3,323	—	3,323
Net income	—	—	—	—	—	—	430,410	430,410	45,624	476,034
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(35,974)	(35,974)
Common Stock dividends	—	—	—	—	—	—	(206,898)	(206,898)	—	(206,898)
Preferred Stock dividends	—	—	—	—	—	—	(10,014)	(10,014)	—	(10,014)
Balances at December 31, 2016	5,000	125,000	156,888	1,569	4,051,722	1,011	(2,385,399)	1,793,903	151,063	1,944,966
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(11,882)	(11,882)
Amortization of share-based compensation cost	—	—	18	—	8,638	—	—	8,638	613	9,251
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	3,401	3,401
Effect of changes in ownership for consolidated entities	—	—	—	—	(160,586)	—	—	(160,586)	(152,189)	(312,775)
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	(62,682)	(62,682)	(3,028)	(65,710)
Change in accumulated other comprehensive income	—	—	—	—	—	2,592	—	2,592	222	2,814
Other, net	—	—	283	3	268	—	—	271	—	271
Net income	—	—	—	—	—	—	315,774	315,774	23,541	339,315
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(19,132)	(19,132)
Common Stock dividends	—	—	—	—	—	—	(226,172)	(226,172)	—	(226,172)
Preferred Stock dividends	—	—	—	—	—	—	(8,594)	(8,594)	—	(8,594)
Balances at December 31, 2017	5,000	125,000	157,189	1,572	3,900,042	3,603	(2,367,073)	1,663,144	(7,391)	1,655,753
Repurchases of Common Stock	—	—	(8,219)	(82)	(373,511)	—	—	(373,593)	—	(373,593)
Issuance of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	50,151	50,151
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(9,639)	(9,639)
Amortization of share-based compensation cost	—	—	22	—	8,074	—	—	8,074	1,691	9,765
Effect of changes in ownership for consolidated entities	—	—	—	—	(19,115)	—	—	(19,115)	9,014	(10,101)
Change in accumulated other comprehensive income	—	—	—	—	—	1,191	—	1,191	69	1,260
Other, net	—	—	142	1	151	—	—	152	—	152
Net income	—	—	—	—	—	—	666,227	666,227	42,637	708,864
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(22,310)	(22,310)
Common Stock dividends	—	—	—	—	—	—	(238,067)	(238,067)	—	(238,067)
Preferred Stock dividends	—	—	—	—	—	—	(8,594)	(8,594)	—	(8,594)
Balances at December 31, 2018	5,000	$125,000	149,134	$1,491	$3,515,641	$4,794	$(1,947,507)	$1,699,419	$64,222	$1,763,641

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$716,603	$347,079	$483,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	377,786	366,184	333,066
Provision for real estate impairment loss	—	35,881	—
Gain on dispositions of real estate and the Asset Management business	(677,463)	(300,849)	(400,156)
Income tax benefit	(13,027)	(30,836)	(18,842)
Share-based compensation expense	8,550	7,877	7,629
Amortization of debt issue costs and other	9,023	5,666	5,060
Other, net	1,065	(7,694)	(6,071)
Changes in operating assets and operating liabilities:
Accounts receivable and other assets	(27,830)	(15,841)	(22,294)
Accounts payable, accrued liabilities and other	1,681	(15,395)	(5,164)
Total adjustments	(320,215)	44,993	(106,772)
Net cash provided by operating activities	396,388	392,072	376,501
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(242,297)	(20,372)	(290,729)
Capital expenditures	(340,489)	(358,104)	(346,645)
Proceeds from dispositions of real estate	708,848	401,983	535,513
Purchases of corporate assets	(7,718)	(8,899)	(7,540)
Proceeds from repayments on notes receivable	5,010	430	412
Other investing activities	(1,508)	(2,019)	9,842
Net cash provided by (used in) investing activities	121,846	13,019	(99,147)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	1,228,027	312,434	417,714
Principal repayments on non-recourse property debt	(976,087)	(409,167)	(371,947)
(Repayment of) proceeds from term loan	(250,000)	250,000	—
Net borrowings on (repayments of) revolving credit facility	93,200	49,230	(9,070)
Payment of debt issue costs	(11,961)	(4,751)	(7,816)
Payment of debt extinguishment costs	(14,241)	(399)	(391)
Repurchases of Common Stock	(373,593)	—	—
Redemptions of Preferred Stock	—	—	(34,799)
Payment of dividends to holders of Preferred Stock	(8,594)	(8,594)	(10,014)
Payment of dividends to holders of Common Stock	(237,504)	(225,377)	(206,279)
Payment of distributions to noncontrolling interests	(29,196)	(26,799)	(35,706)
Redemptions of noncontrolling interests in the Aimco Operating Partnership	(9,885)	(13,546)	(12,544)
Purchases of noncontrolling interests in consolidated real estate partnerships	(3,579)	(314,269)	(13,941)
Other financing activities	5,233	(2,462)	844
Net cash used in financing activities	(588,180)	(393,700)	(283,949)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(69,946)	11,391	(6,595)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	142,541	131,150	137,745
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$72,595	$142,541	$131,150

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$199,996	$196,438	$200,278
Cash paid for income taxes	11,522	7,401	2,152
Non-cash transactions associated with the acquisition or disposition of real estate:
Non-recourse property debt assumed by buyer in connection with the disposition of the Asset Management business	227,708	—	—
Non-recourse property debt assumed in connection with the acquisition of real estate	208,885	—	—
Issuance of preferred OP Units in connection with acquisition of real estate	—	—	17,000
Issuance of common OP Units in connection with acquisition of real estate	50,151	—	—
Other non-cash investing and financing transactions:
Accrued capital expenditures (at end of period)	40,185	31,719	35,594
Accrued dividends on TSR restricted stock and LTIP awards (at end of period) (Note 8)	1,266	1,720	927

See notes to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Partners and the Board of Directors
AIMCO Properties, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AIMCO Properties, L.P. (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the accompanying Index to Financial Statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 9 to the consolidated financial statements, the Partnership changed its accounting for the income tax consequences of intercompany transfers of assets effective January 1, 2017.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Denver, Colorado
February 19, 2019

AIMCO PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017
(In thousands)

	2018	2017
ASSETS
Buildings and improvements	$6,552,065	$6,174,149
Land	1,756,525	1,753,604
Total real estate	8,308,590	7,927,753
Accumulated depreciation	(2,585,115)	(2,522,358)
Net real estate	5,723,475	5,405,395
Cash and cash equivalents	36,858	60,498
Restricted cash	35,737	34,827
Other assets	351,541	272,739
Assets held for sale	42,393	17,959
Assets of partnerships served by Asset Management business:
Real estate, net	—	224,873
Cash and cash equivalents	—	16,288
Restricted cash	—	30,928
Other assets	—	15,533
Total assets	$6,190,004	$6,079,040

LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse property debt secured by Real Estate communities, net	$3,915,305	$3,545,109
Term loan, net	—	249,501
Revolving credit facility borrowings	160,360	67,160
Total indebtedness associated with Real Estate portfolio	4,075,665	3,861,770
Accrued liabilities and other	226,230	213,027
Liabilities related to assets held for sale	23,177	—
Liabilities of partnerships served by Asset Management business:
Non-recourse property debt, net	—	227,141
Accrued liabilities and other	—	19,812
Total liabilities	4,325,072	4,321,750
Redeemable preferred units (Note 7)	101,291	101,537
Commitments and contingencies (Note 5)
Partners’ Capital:
Preferred units (Note 7)	125,000	125,000
General Partner and Special Limited Partner	1,574,419	1,538,144
Limited Partners	67,189	(5,675)
Partners’ capital attributable to the Aimco Operating Partnership	1,766,608	1,657,469
Noncontrolling interests in consolidated real estate partnerships	(2,967)	(1,716)
Total partners’ capital	1,763,641	1,655,753
Total liabilities and partners’ capital	$6,190,004	$6,079,040

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands, except per unit data)

	2018	2017	2016
REVENUES:
Rental and other property revenues attributable to Real Estate	$922,593	$918,148	$899,891
Rental and other property revenues of partnerships served by Asset Management business	42,830	74,046	74,640
Tax credit and transaction revenues	6,987	13,243	21,323
Total revenues	972,410	1,005,437	995,854
OPERATING EXPENSES:
Property operating expenses attributable to Real Estate	307,901	319,126	317,957
Property operating expenses of partnerships served by Asset Management business	20,921	35,458	36,956
Depreciation and amortization	377,786	366,184	333,066
General and administrative expenses	46,268	43,657	46,784
Other expenses, net	3,778	11,148	14,295
Provision for real estate impairment loss	—	35,881	—
Total operating expenses	756,654	811,454	749,058

Interest income	10,914	8,332	7,797
Interest expense	(200,634)	(194,615)	(196,389)
Gain on dispositions of real estate and the Asset Management Business	677,463	300,849	400,156
Other, net	77	7,694	6,071
Income before income tax benefit	703,576	316,243	464,431
Income tax benefit (Note 9)	13,027	30,836	18,842
Net income	716,603	347,079	483,273
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(8,220)	(9,084)	(25,256)
Net income attributable to the Aimco Operating Partnership	708,383	337,995	458,017
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(16,332)	(16,358)	(19,233)
Net income attributable to participating securities	(1,177)	(337)	(635)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$690,874	$321,300	$438,149

Net income attributable to the Aimco Operating Partnership per common unit – basic	$4.22	$1.96	$2.68
Net income attributable to the Aimco Operating Partnership per common unit – diluted	$4.21	$1.96	$2.67

Weighted average common units outstanding – basic	163,846	163,746	163,761
Weighted average common units outstanding – diluted	164,033	164,218	164,151

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
Net income	$716,603	$347,079	$483,273
Other comprehensive gain:
Realized and unrealized (losses) gains on interest rate swaps	—	(173)	221
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	1,391	1,480	1,586
Unrealized (losses) gains on available for sale debt securities	(131)	1,507	5,855
Other comprehensive gain	1,260	2,814	7,662
Comprehensive income	717,863	349,893	490,935
Comprehensive income attributable to noncontrolling interests	(8,220)	(9,185)	(25,516)
Comprehensive income attributable to the Aimco Operating Partnership	$709,643	$340,708	$465,419

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Partnership	Noncontrolling Interests	Total Partners’ Capital
Balances at December 31, 2015	$159,126	$1,463,265	$(9,851)	$1,612,540	$151,365	$1,763,905
Redemption of preferred units held by Aimco	(34,126)	(673)	—	(34,799)	—	(34,799)
Redemption of partnership units held by non-Aimco partners	—	—	(10,819)	(10,819)	—	(10,819)
Amortization of Aimco share-based compensation	—	8,610	—	8,610	—	8,610
Effect of changes in ownership for consolidated entities	—	(26,171)	10,107	(16,064)	—	(16,064)
Change in accumulated other comprehensive income	—	7,051	351	7,402	260	7,662
Other, net	—	3,323	—	3,323	—	3,323
Net income	—	430,410	20,368	450,778	25,256	476,034
Distributions to noncontrolling interests	—	—	—	—	(25,760)	(25,760)
Distributions to common unitholders	—	(206,898)	(10,214)	(217,112)	—	(217,112)
Distributions to preferred unitholders	—	(10,014)	—	(10,014)	—	(10,014)
Balances at December 31, 2016	125,000	1,668,903	(58)	1,793,845	151,121	1,944,966
Redemption of partnership units held by non-Aimco partners	—	—	(11,882)	(11,882)	—	(11,882)
Amortization of Aimco share-based compensation	—	8,638	613	9,251	—	9,251
Contributions from noncontrolling interests	—	—	—	—	3,401	3,401
Effect of changes in ownership for consolidated entities	—	(160,586)	4,867	(155,719)	(157,056)	(312,775)
Cumulative effect of a change in accounting principle	—	(62,682)	(3,028)	(65,710)	—	(65,710)
Change in accumulated other comprehensive income	—	2,592	121	2,713	101	2,814
Other, net	—	271	—	271	—	271
Net income	—	315,774	14,457	330,231	9,084	339,315
Distributions to noncontrolling interests	—	—	—	—	(8,367)	(8,367)
Distributions to common unitholders	—	(226,172)	(10,765)	(236,937)	—	(236,937)
Distributions to preferred unitholders	—	(8,594)	—	(8,594)	—	(8,594)
Balances at December 31, 2017	125,000	1,538,144	(5,675)	1,657,469	(1,716)	1,655,753
Repurchases of common partnership units	—	(373,593)	—	(373,593)	—	(373,593)
Issuance of common partnership units	—	—	50,151	50,151	—	50,151
Redemption of partnership units held by non-Aimco partners	—	—	(9,639)	(9,639)	—	(9,639)
Amortization of Aimco share-based compensation	—	8,074	1,691	9,765	—	9,765
Effect of changes in ownership for consolidated entities	—	(19,115)	9,014	(10,101)	—	(10,101)
Change in accumulated other comprehensive income	—	1,191	69	1,260	—	1,260
Other, net	—	152	—	152	—	152
Net income	—	666,227	34,417	700,644	8,220	708,864
Distributions to noncontrolling interests	—	—	(12,839)	(12,839)	(9,471)	(22,310)
Distributions to common unitholders	—	(238,067)	—	(238,067)	—	(238,067)
Distributions to preferred unitholders	—	(8,594)	—	(8,594)	—	(8,594)
Balances at December 31, 2018	$125,000	$1,574,419	$67,189	$1,766,608	$(2,967)	$1,763,641

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$716,603	$347,079	$483,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	377,786	366,184	333,066
Provision for real estate impairment loss	—	35,881	—
Gain on dispositions of real estate and the Asset Management business	(677,463)	(300,849)	(400,156)
Income tax benefit	(13,027)	(30,836)	(18,842)
Share-based compensation expense	8,550	7,877	7,629
Amortization of debt issue costs and other	9,023	5,666	5,060
Other, net	1,065	(7,694)	(6,071)
Changes in operating assets and operating liabilities:
Accounts receivable and other assets	(27,830)	(15,841)	(22,294)
Accounts payable, accrued liabilities and other	1,681	(15,395)	(5,164)
Total adjustments	(320,215)	44,993	(106,772)
Net cash provided by operating activities	396,388	392,072	376,501
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(242,297)	(20,372)	(290,729)
Capital expenditures	(340,489)	(358,104)	(346,645)
Proceeds from dispositions of real estate	708,848	401,983	535,513
Purchases of corporate assets	(7,718)	(8,899)	(7,540)
Proceeds from repayments on notes receivable	5,010	430	412
Other investing activities	(1,508)	(2,019)	9,842
Net cash provided by (used in) investing activities	121,846	13,019	(99,147)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	1,228,027	312,434	417,714
Principal repayments on non-recourse property debt	(976,087)	(409,167)	(371,947)
(Repayment of) proceeds from term loan	(250,000)	250,000	—
Net borrowings on (repayments of) revolving credit facility	93,200	49,230	(9,070)
Payment of debt issue costs	(11,961)	(4,751)	(7,816)
Payment of debt extinguishment costs	(14,241)	(399)	(391)
Repurchases of common partnership units held by General Partner and Special Limited Partner	(373,593)	—	—
Redemption of preferred units from Aimco	—	—	(34,799)
Payment of distributions to preferred units	(16,334)	(16,358)	(17,253)
Payment of distributions to General Partner and Special Limited Partner	(237,504)	(225,377)	(206,279)
Payment of distributions to Limited Partners	(11,987)	(10,668)	(10,214)
Payment of distributions to noncontrolling interests	(9,469)	(8,367)	(18,253)
Redemption of common and preferred units	(9,885)	(13,546)	(12,544)
Purchases of noncontrolling interests in consolidated real estate partnerships	(3,579)	(314,269)	(13,941)
Other financing activities	5,233	(2,462)	844
Net cash used in financing activities	(588,180)	(393,700)	(283,949)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(69,946)	11,391	(6,595)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	142,541	131,150	137,745
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$72,595	$142,541	$131,150

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$199,996	$196,438	$200,278
Cash paid for income taxes	11,522	7,401	2,152
Non-cash transactions associated with the acquisition or disposition of real estate:
Non-recourse property debt assumed by buyer in connection with the disposition of the Asset Management business	227,708	—	—
Non-recourse property debt assumed in connection with the acquisition of real estate	208,885	—	—
Issuance of preferred OP Units in connection with acquisition of real estate	—	—	17,000
Issuance of common OP Units in connection with acquisition of real estate	50,151	—	—
Other non-cash investing and financing transactions:
Accrued capital expenditures (at end of period)	40,185	31,719	35,594
Accrued dividends on TSR restricted stock and LTIP awards (at end of period) (Note 8)	2,217	1,818	927

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as partnership preferred units, which we refer to as preferred OP Units. As of December 31, 2018, after eliminations for units held by consolidated subsidiaries, the Aimco Operating Partnership had 158,140,169 common partnership units outstanding. As of December 31, 2018, Aimco owned 149,133,826 of the common partnership units (94.3% of the common partnership units) of the Aimco Operating Partnership and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of December 31, 2018, we owned an equity interest in 134 apartment communities with 36,549 apartment homes in our Real Estate portfolio. Our Real Estate portfolio, is diversified by both price point and geography and consists of market rate apartment communities in which we own a substantial interest. We consolidated 130 of these apartment communities with 36,407 apartment homes and these communities comprise our reportable segment.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
Aimco’s accompanying consolidated financial statements include the accounts of Aimco, the Aimco Operating Partnership and their consolidated subsidiaries. The Aimco Operating Partnership’s consolidated financial statements include the accounts of the Aimco Operating Partnership and its consolidated subsidiaries (see Note 13). All significant intercompany balances have been eliminated in consolidation.
Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are reflected in Aimco’s accompanying consolidated balance sheets as noncontrolling interests in Aimco Operating Partnership. Interests in partnerships consolidated by the Aimco Operating Partnership that are held by third parties are reflected in our accompanying consolidated balance sheets as noncontrolling interests in consolidated real estate partnerships. The assets of real estate partnerships consolidated by the Aimco Operating Partnership must first be used to settle the liabilities of such consolidated real estate partnerships. These consolidated real estate partnerships’ creditors do not have recourse to the general credit of the Aimco Operating Partnership.
As used herein, and except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a partner in a limited partnership or a member of a limited liability company.
Acquisition of Real Estate and Related Depreciation and Amortization
We generally recognize the acquisition of apartment communities or interests in partnerships that own apartment communities at our cost. The related transaction costs are included in the cost of the acquired apartment community.
We allocate the cost of apartment communities acquired based on the relative fair value of the assets acquired and liabilities assumed. We determine the fair value of tangible assets, such as land, buildings, furniture, fixtures and equipment, using valuation techniques that consider comparable market transactions, replacement costs and other available information. We determine the fair value of identified intangible assets or liabilities, which typically relate to in-place leases, using valuation techniques that consider the terms of the in-place leases, current market data for comparable leases and our experience in leasing similar communities. The intangible assets or liabilities related to in-place leases are comprised of: (a) the value of the above- and below-market leases in-place, measured over the period, including probable lease renewals for below-market leases, that the leases are expected to remain in effect; (b) the estimated unamortized portion of avoided leasing commissions and other costs that ordinarily would be incurred to originate the in-place leases; and (c) the value associated with leased apartment homes during an estimated absorption period, which estimates rental revenue that would not have been earned had leased apartment homes been vacant at the time of acquisition, assuming lease-up periods based on market demand and stabilized occupancy levels.
Depreciation for all tangible assets is calculated using the straight-line method over their estimated useful lives. Acquired buildings and improvements are depreciated over a useful life based on the age, condition and other physical characteristics of the apartment community. At December 31, 2018, the weighted average depreciable life of our buildings and improvements was approximately 28 years. Furniture, fixtures and equipment associated with apartment communities are depreciated over five years.
The above- and below-market lease intangibles are amortized to rental revenue over the expected remaining terms of the associated leases, which include reasonably assured renewal periods. Other intangible assets related to in-place leases are amortized to depreciation and amortization over the expected remaining terms of the associated leases.
At December 31, 2018 and 2017, deferred income in our consolidated balance sheets included below-market lease amounts totaling $18.7 million and $9.1 million, respectively, which are net of accumulated amortization of $36.7 million and $34.4 million, respectively. During the years ended December 31, 2018, 2017 and 2016, we included amortization of below-market leases of $2.3 million, $1.3 million and $1.7 million, respectively, in rental and other property revenues in our consolidated statements of operations.
At December 31, 2018, our below-market leases had a weighted average amortization period of 6.3 years and estimated aggregate amortization for each of the five succeeding years as follows (in thousands):

Estimated Amortization
2019	$1,986
2020	1,741
2021	1,668
2022	1,621
2023	1,571
Capital Additions and Related Depreciation
We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopments, developments, other tangible apartment community improvements and replacements of existing apartment community components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with capital additions activities at the apartment community level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital additions activities. We also capitalize interest, property taxes and insurance during periods in which redevelopments, developments and construction projects are in progress. We begin capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, upon commencement of activities necessary to ready apartment communities for their intended use. These activities include when apartment communities or apartment homes are undergoing physical construction, as well as when apartment homes are held vacant in advance of planned construction, provided that other activities such as permitting, planning and design are in progress. We cease the capitalization of costs when the apartment communities are substantially complete and ready for their intended use, which is typically when construction has been substantially completed and apartment homes are available for occupancy. Costs, including ordinary repairs, maintenance and resident turnover costs, are charged to property operating expense as incurred.
We depreciate capitalized costs using the straight-line method over the estimated useful life of the related improvement, which is generally 5, 15 or 30 years. All capitalized site payroll costs and indirect costs are allocated to capital additions proportionately based on direct costs, and depreciated over the estimated useful lives of such capital additions.
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

For the years ended December 31, 2018, 2017 and 2016, we capitalized to buildings and improvements $7.6 million, $7.6 million and $9.6 million of interest costs, respectively, and $36.8 million, $36.0 million and $32.9 million of other direct and indirect costs, respectively.
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
Other Assets
At December 31, 2018 and 2017, other assets was comprised of the following amounts (dollars in thousands):

	2018	2017
Investments in securitization trust that holds Aimco property debt	$83,587	$82,794
Deferred tax asset, net (Note 9)	67,060	32,227
Intangible assets, net	43,424	38,701
Prepaid expenses, real estate taxes and insurance	25,657	25,144
Software, equipment and leasehold improvements	18,309	20,048
Investments in unconsolidated real estate partnerships	12,650	12,636
Accounts and notes receivable, net	55,630	17,035
Deferred costs, deposits and other	45,224	44,154
Total other assets	$351,541	$272,739
The table above excludes other assets of partnerships served by our Asset Management business at December 31, 2017, as they are presented separately on our consolidated balance sheet.
Investments in Securitization Trust that holds Aimco Property Debt
We hold investments in a securitization trust that primarily holds certain of our property debt. These investments were initially recognized at their purchase price and the discount to the face value is being accreted into interest income over the expected term of the securities. We have designated these investments as available for sale, or AFS, debt securities and we measure these investments at fair value with changes in their fair value, other than the changes attributed to the accretion described above, recognized as an adjustment of accumulated other comprehensive income or loss within equity and partners’ capital. Refer to Note 11 for further information regarding these debt securities.
Intangible Assets
At December 31, 2018 and 2017, other assets included goodwill associated with our reportable segment of $37.8 million. We perform an annual impairment test of goodwill by evaluating qualitative factors to determine the likelihood that goodwill may be impaired. We primarily consider the fair value of our real estate portfolio and the fair value of our debt relative to their carrying values. As a result of the qualitative analysis, we do not believe our goodwill is impaired as of the date of our annual test.

Capitalized Software Costs, Equipment and Leasehold Improvements
Purchased software and other costs related to software purchased or developed for internal use are capitalized during the application development stage and are amortized using the straight-line method over the estimated useful life of the software, generally three to five years. Purchased equipment is recognized at cost and depreciated using the straight-line method over the estimated useful life of the asset, which is generally five years. Leasehold improvements are also recorded at cost and depreciated on a straight-line basis over the shorter of the asset’s estimated useful life or the term of the related lease.
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
Deferred Costs
We defer, as debt issue costs, lender fees and other direct costs incurred in obtaining new financing and amortize the amounts over the terms of the related loan agreements. In connection with the modification of existing financing arrangements, we defer lender fees and amortize these costs and any unamortized debt issue costs over the term of the modified loan agreement. Debt issue costs associated with our revolving credit facility are included in other assets on our consolidated balance sheets. Debt issue costs associated with non-recourse property debt and our term loan are presented as a direct deduction from the related liabilities on our consolidated balance sheets. When financing arrangements are repaid or otherwise extinguished prior to maturity, unamortized debt issue costs are written off, additionally, any lender fees or other costs incurred in connection with the extinguishment are recognized. Amortization and write-off of debt issue costs and other extinguishment costs are included in interest expense on our consolidated statements of operations.
We defer leasing commissions and other direct costs incurred in connection with successful leasing efforts and amortize the costs over the terms of the related leases. Beginning in 2019, in connection with our adoption of the new accounting standard for leases, which is further discussed under the Recent Accounting Pronouncements heading below, such costs will be deferred when they are incremental and would not have incurred if the contract had not been obtained. Amortization of these costs is included in depreciation and amortization.
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
Changes in our ownership interest in consolidated real estate partnerships generally consist of our purchase of an additional interest in or the sale of our entire interest in a consolidated real estate partnership. The effect on our equity and partners’ capital of our purchase of additional interests in consolidated real estate partnerships during the years ended December 31, 2018, 2017 and 2016, is shown in our consolidated statements of equity and partners’ capital. The effect on our equity and partners’ capital of sales of consolidated real estate or sales of our entire interest in consolidated real estate partnerships is reflected in our consolidated financial statements as gains on disposition of real estate and accordingly the effect on our equity and partners’ capital is reflected within the amount of net income allocated to us and to noncontrolling interests. Upon our deconsolidation of a real estate partnership following the sale of our partnership interests or liquidation of the partnership following sale of the related apartment community, we derecognize any remaining noncontrolling interest of the associated partnership previously recorded in our consolidated balance sheets.
Noncontrolling Interests in Aimco Operating Partnership
Noncontrolling interests in Aimco Operating Partnership consist of common OP Units and preferred OP Units. Holders of preferred OP Units participate in the Aimco Operating Partnership’s income or loss only to the extent of their preferred distributions. Within Aimco’s consolidated financial statements, after provision for Preferred OP Unit distributions, the Aimco Operating Partnership’s income or loss is allocated to the holders of common partnership units based on the weighted average number of common partnership units (including those held by Aimco) outstanding during the period. During the years ended December 31, 2018, 2017 and 2016, the holders of common OP Units had a weighted average ownership interest in the Aimco Operating Partnership of 4.9%, 4.5% and 4.7%, respectively. See Note 7 for further information regarding the items comprising noncontrolling interests in the Aimco Operating Partnership.
Revenue from Leases
Our apartment communities have operating leases with apartment residents with terms averaging 13 months. We recognize rental revenue related to these leases, net of any concessions, on a straight-line basis over the term of the lease. Our operating leases with residents also provide that the resident reimburse us for certain costs, primarily the resident’s share of utilities expenses, incurred by the apartment community. These reimbursements are variable payments pursuant to the related lease and recognized as income when the utility expense is incurred. Reimbursement and related expense are presented on a gross basis in our consolidated statements of operations, with the reimbursement included in rental and other property revenues on our consolidated statements of operations.
Asset Management Business
Prior to the July 2018 sale of our Asset Management business, we provided asset management and other services to certain consolidated partnerships owning apartment communities that qualify for low-income housing tax credits and are structured to provide for the pass-through of tax credits and tax deductions to their partners. We recognized income from asset management and other services when the related fees were earned and realized or realizable.
The tax credits were generally realized ratably over the first ten years of the tax credit arrangement and are subject to the partnership’s compliance with applicable laws and regulations for a period of 15 years. We held nominal ownership positions in these partnerships, generally less than one percent, and sold these interests to an unrelated third party in July 2018. In our role, we provided asset management and other services to these partnerships and we received fees and other payments in return.
Capital contributions received by the partnerships from tax credit investors represented, in substance, consideration that we received in exchange for our obligation to deliver tax credits and other tax benefits to the investors. We recorded these contributions as deferred income in our consolidated balance sheets upon receipt, and we recognized these amounts as revenue in our consolidated statements of operations when our obligation to the investors is relieved upon delivery of the tax benefits. This obligation transferred to the buyer along with our interest in the partnerships.
Prior to the sale of our interests in the partnerships, we consolidated the low-income housing tax credit partnerships in which we were the sole general partner, because we were the sole decision maker of the partnerships. When the contractual arrangements obligated us to deliver tax benefits to the investors, and entitled us through fee arrangements to receive substantially all available cash flow from the partnerships, we recognized the income or loss generated by the underlying real estate based on our economic interest in the partnerships’ current period results, which was approximately 100% and represented the allocation of cash available for distribution we would receive from a hypothetical liquidation at the book value of the partnership’s net assets. Our economic interests generally differed from our legal interests. Upon the sale of our interests in these partnerships, we deconsolidated these partnerships and removed the obligation to deliver future tax credits and benefits, represented by the remaining deferred income as a component of our gain on the sale of the business.
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
Comprehensive Income or Loss
As discussed under the preceding Investments in Securitization Trust that holds Aimco Property Debt heading, we have investments in debt securities that are measured at fair value with unrealized gains or losses recognized as an adjustment of accumulated other comprehensive loss within equity and partners’ capital. Additionally, during the year ended December 31, 2018, we recognized changes in the fair value of our cash flow hedges as an adjustment of accumulated other comprehensive loss within equity and partners’ capital until the July 2018 sale of the Asset Management business. The amounts of consolidated comprehensive income for the years ended December 31, 2018, 2017 and 2016, along with the corresponding amounts of such comprehensive income attributable to Aimco, the Aimco Operating Partnership and to noncontrolling interests, are presented within the accompanying consolidated statements of comprehensive income.
Earnings per Share and Unit
Aimco and the Aimco Operating Partnership calculate earnings per share and unit based on the weighted average number of shares of Common Stock or common partnership units, participating securities, common stock or common unit equivalents and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership considers both common partnership units and equivalents, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit computations. See Note 10 for further information regarding earnings per share and unit computations.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Reclassifications
Certain items included in the 2017 and 2016 consolidated financial statements have been reclassified to conform to the current presentation. We have also reclassified certain items on our consolidated statements of operations to comply with the SEC disclosure amendments summarized below.
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
Effective January 1, 2018, we also adopted new standards issued by the FASB that affect the presentation and disclosure of the statements of cash flows. We are now required to present combined inflows and outflows of cash, cash equivalents, and restricted cash in the consolidated statement of cash flows. Previously our consolidated statements of cash flows presented transfers between restricted and unrestricted cash accounts as operating, financing and investing cash activities depending on the required or intended purpose for the restricted funds. The new guidance also requires debt prepayment and other extinguishment-related payments to be classified as financing activities. We previously classified such payments as operating activities. We have revised our consolidated statements of cash flows for the years ended December 31, 2017 and 2016 to conform to this presentation, and the effect of the revisions to net cash flows from operating, investing, and financing activities as previously reported are summarized in the following table (in thousands):

	2017			2016
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Net cash provided by operating activities	$394,139	$(2,067)	$392,072	$377,724	$(1,223)	$376,501
Net cash used in investing activities	14,704	(1,685)	13,019	(97,773)	(1,374)	(99,147)
Net cash used in financing activities	(393,301)	(399)	(393,700)	(269,496)	(14,453)	(283,949)
In 2018, the Securities Exchange Commission, or SEC, amended its rules to eliminate, modify, or integrate into other SEC requirements certain disclosure rules. The amendments are intended to simplify compliance without significantly changing the total mix of information provided to investors and were generally effective on November 5, 2018. The amendments remove the SEC rule that requires REITs to present gain or loss on the sale of real estate, net of income tax, in the statement of operations. Consistent with the SEC’s historical requirements, we previously presented gain or loss on dispositions of real estate below continuing operations and net of tax. For the year ended December 31, 2018, we present gain on dispositions of real estate as a component of income before income taxes in our consolidated statements of operations and we have revised the 2017 and 2016 comparative periods to conform to this presentation as follows:

	2017			2016
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Income tax benefit	32,126	(1,290)	30,836	25,208	(6,366)	18,842
Gain on dispositions of real estate	299,559	1,290	300,849	393,790	6,366	400,156
Additionally, SEC rules previously required changes in equity subsequent to the prior year-end as either a separate financial statement or in the notes to interim financial statements. For interim periods in 2018, we presented changes in equity within a footnote to our interim condensed consolidated financial statements in accordance with the SEC rule. The amendments create a requirement to report changes in equity and dividends per share in interim periods on a comparative basis for both quarter-to-date and year-to-date periods presented. This disclosure is required for interim financial statements beginning in 2019; therefore, we will present comparative interim statements of stockholders equity beginning in our condensed consolidated financial statements for the three months ending March 31, 2019.

Recent Accounting Pronouncements
The FASB issued a new standard on lease accounting, which is effective for us on January 1, 2019. Under the new lease standard, lessor accounting will be largely unchanged and lessees will be required to recognize a lease liability and related right of use asset for all leases with terms longer than 12 months, with such leases classified as either operating or finance. The standard may be adopted utilizing multiple practical expedients, and we plan to adopt the standard using all practical expedients that aid in calculating the value of the lease liability and related right of use asset on the date of adoption, as well as the prospective practical expedient that allows lessors to combine lease and nonlease components where the timing and pattern of transfer are the same.
We do not anticipate significant changes in the timing of income recognition from our leases with residents. However, in circumstances where we are a lessee, in primarily a limited population of ground leases and leases for corporate office space, we will be required to recognize lease liabilities and related right of use assets on our consolidated balance sheets. We anticipate recording lease liabilities and related right of use assets in amounts less than 1.5% of total assets as of December 31, 2018. Additionally, our adoption of the standard will affect the manner in which we recognize costs incurred to obtain resident leases. Through December 31, 2018, we deferred certain costs based on the percentage of successful leases relative to all leasing candidates. Under the new standard, only costs that are contingent upon a signed lease may be deferred. We do not anticipate recording significant cumulative catch up adjustments in connection with our adoption of this standard.
Note 3 — Significant Transactions
Acquisitions of Apartment Communities
During the year ended December 31, 2018, we acquired apartment communities located in Arlington, Virginia, Fairfax County, Virginia and in the Center City and University City areas of Philadelphia. Summarized information regarding these acquisitions is set forth in the table below (dollars in thousands):

2018
Number of apartment communities	6
Number of apartment homes	1,480
Purchase price (1)	$483,066
Capitalized transaction costs	7,591
Total fair value allocated to land	69,177
Total fair value allocated to building and improvements	424,718
Total fair value allocated to intangible assets	9,700
Total fair value allocated to intangible liabilities	12,938

(1)
The gross purchase price of the Philadelphia portfolio consisted of $34.4 million in cash, $208.9 million of assumed property-level debt and the issuance of 1.2 million OP Units. In accordance with GAAP, the OP Units were valued at $41.08 per unit, the closing price of Aimco’s common share on May 1, 2018, the purchase date.

Dispositions of Apartment Communities and Assets Held for Sale
During the year ended December 31, 2018, we sold for $590.0 million our Asset Management business and our four affordable apartment communities located in the Hunters Point area of San Francisco. The sale resulted in a gain of $500.3 million and net cash proceeds of $512.2 million, after payment of transaction costs and repayment of property-level debt encumbering the Hunters Point apartment communities. In addition to the Hunters Point apartment communities, we sold the following apartment communities from our Real Estate portfolio during the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	2018	2017	2016
Real Estate portfolio:
Apartment communities sold	4	5	7
Apartment homes sold	1,334	2,291	3,045
Gain on dispositions of real estate	$175,213	$297,730	$383,647

The apartment communities sold from our Real Estate portfolio during 2018, 2017 and 2016 were predominantly located outside of our primary markets or in lower-rated locations within our primary markets and had average revenues per apartment home significantly below those of our retained portfolio.
During the year ended December 31, 2018, we sold our interests in the entities owning the La Jolla Cove property in settlement of legal actions filed in 2014 by a group of disappointed buyers who had hoped to acquire the property. We provided seller financing with a stated value of $48.6 million and received net cash proceeds of approximately $5.0 million in the sale.
During the years ended December 31, 2017 and 2016, the consolidated partnerships served by our Asset Management business sold a total of three apartment communities for gross proceeds of $10.9 million and $27.5 million, respectively, and resulting in gains on dispositions of $2.6 million and $16.5 million, respectively.
In addition to the apartment communities we sold during the periods presented, from time to time we may be marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such communities meet the criteria to be classified as held for sale. As of December 31, 2018, we had two apartment communities with 782 apartment homes in our Real Estate portfolio that were classified as held for sale. In January 2019, we sold the apartment communities for a gain on disposition of $87.5 million, net of tax, and gross proceeds of $141.2 million, resulting in $114.9 million of net proceeds to Aimco.
Note 4 — Non-Recourse Property Debt and Credit Agreement
Non-Recourse Property Debt (Real Estate Portfolio)
We finance apartment communities in our Real Estate portfolio primarily using property-level, non-recourse, long-dated, fixed-rate, amortizing debt. The following table summarizes non-recourse property debt related to assets classified as held for use at December 31, 2018 and 2017 (in thousands):

	2018	2017
Fixed-rate property debt	$3,676,882	$3,480,378
Variable-rate property debt	260,118	82,663
Debt issue costs, net of accumulated amortization	(21,695)	(17,932)
Non-recourse property debt, net	$3,915,305	$3,545,109
Fixed-rate property debt matures at various dates through January 2055, and has interest rates that range from 2.73% to 7.14%, with a weighted average interest rate of 4.22%. Principal and interest on fixed-rate debt are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. At December 31, 2018, each of the fixed-rate loans payable related to apartment communities classified as held for use were secured by one of 82 apartment communities that had an aggregate net book value of $4.2 billion.
Variable-rate property debt matures at various dates through July 2033, and had interest rates that ranged from 3.55% to 3.67%, as of December 31, 2018, with a weighted average interest rate of 3.61% at December 31, 2018. Principal and interest on variable-rate debt are generally payable in semi-annual installments with balloon payments due at maturity. As of December 31, 2018, our variable-rate property debt related to apartment communities classified as held for use were each secured by eight apartment communities that had an aggregate net book value of $239.5 million.
These non-recourse property debt instruments contain covenants common to the type of borrowing, and at December 31, 2018, we were in compliance with all such covenants.

As of December 31, 2018, the scheduled principal amortization and maturity payments for the non-recourse property debt related to apartment communities classified as held for use were as follows (in thousands):

	Amortization	Maturities
2019	$77,791	$168,554
2020	79,592	78,930
2021 (1)	69,995	611,039
2022	64,991	283,629
2023	55,450	337,871
Thereafter		2,109,158
Total		$3,937,000

(1)	Pursuant to the terms of our loan agreements, we may prepay in 2020 $246.5 million of loans maturing in 2021, without penalty.
Credit Facility
We have a credit facility with a syndicate of financial institutions. Our credit facility provides for $800.0 million of revolving loan commitments. As of December 31, 2018 and 2017, we had $160.4 million and $67.2 million, respectively, of outstanding borrowings under our revolving credit facility. The interest rate on our outstanding borrowings was 3.93% and 3.26% at December 31, 2018 and 2017, respectively. As of December 31, 2018, after outstanding borrowings and $7.1 million of undrawn letters of credit backed by the Credit Agreement, our available borrowing capacity was $632.5 million. During the year ended December 31, 2018, we repaid the $250.0 million term loan in full.
Borrowings against the revolving loan commitments bear interest at a rate set forth on a pricing grid, which rate varies based on our credit rating as assigned by specified rating agencies (LIBOR plus 1.20%, or, at our option, a base rate plus 0.20% at December 31, 2018). The credit facility matures on January 22, 2022. The credit facility provides that we may make distributions to our investors during any four consecutive quarters in an aggregate amount that does not exceed the greater of 95% of our Funds From Operations for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain Aimco’s REIT status.
Note 5 — Commitments and Contingencies
Commitments
In connection with our redevelopment, development and capital improvement activities, we have entered into various construction-related contracts and we have made commitments to complete redevelopment of certain apartment communities, pursuant to financing or other arrangements. As of December 31, 2018, our commitments related to these capital activities totaled approximately $207.0 million, most of which we expect to incur during the next 12 months.
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
We are engaged in discussions with the Environmental Protection Agency, or EPA, and the Indiana Department of Environmental Management, or IDEM, regarding contaminated groundwater in a residential area near an Indiana apartment community that has not been owned by us since 2008. The contamination allegedly derives from a dry cleaner that operated on our former property, prior to our ownership. We undertook a voluntary remediation of the dry cleaner contamination under IDEM’s oversight. In 2016, EPA listed our former community and a number of residential communities in the vicinity on the National Priorities List, or NPL (i.e. as a Superfund site). In May 2018, we prevailed on our federal judicial appeal vacating the Superfund listing. We continue to work with EPA and IDEM to identify options for clean-up of the site. Although the outcome of these processes are uncertain, we do not expect their resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
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
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of December 31, 2018, are immaterial to our consolidated financial condition, results of operations and cash flows.
Operating Leases
We are obligated under non-cancelable operating leases for office space. We are also obligated under non-cancelable operating leases for the ground under certain of our apartment communities with remaining terms ranging from 52 years to 99 years. Minimum annual rental payments under operating leases are as follows (in thousands):

	Office Lease Obligations	Ground Lease Obligations	Total Operating Lease Obligations
2019	$2,237	$2,114	$4,351
2020	2,821	2,350	5,171
2021	2,719	2,439	5,158
2022	2,582	2,492	5,074
2023	1,871	2,492	4,363
Thereafter	10,644	422,169	432,813
Total	$22,874	$434,056	$456,930
Substantially all of the office space subject to the operating leases in the table above is for the use of our corporate offices and area operations. Rent expense is generally recognized on a straight-line basis and totaled $2.8 million, $3.0 million and $3.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Rent expense recognized for the ground leases totaled $2.3 million, $1.8 million and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included within interest expense in the accompanying statements of operations.

Note 6 — Aimco Equity
Preferred Stock
At December 31, 2018 and 2017, Aimco had a single class of perpetual preferred stock outstanding, its Class A Cumulative Preferred Stock, with 5,000,000 shares authorized, issued and outstanding and with a balance of $125.0 million as of December 31, 2018 and 2017.
Aimco’s Class A Preferred Stock has a $0.01 per share par value, is senior to Aimco’s Common Stock, has a liquidation preference per share of $25.00 and is redeemable at our option on or after May 17, 2019. The holders of Preferred Stock are generally not entitled to vote on matters submitted to stockholders. Dividends at an annual rate of 6.88% are subject to declaration by Aimco’s Board of Directors and accrue if not declared.
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
In connection with the redemption of Aimco preferred stock, the Aimco Operating Partnership redeemed from Aimco a number of Partnership Preferred Units equal to the number of shares redeemed or repurchased by Aimco.
Common Stock
During the years ended December 31, 2018, 2017 and 2016, Aimco declared dividends per common share of $1.52, $1.44 and $1.32, respectively.
On February 3, 2019, Aimco’s Board of Directors authorized a reverse stock split, in which every 1.03119 Aimco common share will be combined into one Aimco common share, effective at the close of business on February 20, 2019. On the same date, the Board of Directors also declared a special dividend on the Aimco common stock that consists of $67.1 million in cash and 4.5 million shares of Aimco common stock. The special dividend will be payable on March 22, 2019, to stockholders of record as of February 22, 2019. The special dividend amount includes the regular quarterly cash dividend, which for 2019 is expected to be $0.39 per share. Stockholders will have the opportunity to elect to receive the special dividend in the form of all cash or all stock, subject to proration if either option is oversubscribed. The reverse split was authorized in order to neutralize the dilutive impact of the stock issued in the special dividend. As a result, total shares outstanding following completion of both the special dividend and the reverse stock split are expected to be unchanged from the total shares outstanding immediately prior to the transactions. Some stockholders may have more Aimco shares and some may have fewer based on their individual elections.
Pro forma Earnings per Share (unaudited)
In financial statements issued after the effective date of the reverse stock split, we are required to retroactively recognize the reverse stock split in the calculation of basic and diluted earnings per share. The shares issued in connection with the special dividend will be included in the calculation of basic and diluted earnings per share on a prospective basis, and are therefore not included in the pro forma amounts disclosed below. If the reverse stock split had been effective prior to issuance of these financial statements, basic and diluted weighted average shares outstanding and earnings per share for the years ending December 31, 2018, 2017 and 2016 would have been (shares in thousands):

	2018	2017	2016
Weighted average shares, basic	151,152	151,595	151,282
Weighted average shares, diluted	151,334	152,060	151,669
Basic earnings per share	$4.34	$2.02	$2.76
Diluted earnings per share	$4.34	$2.02	$2.75
Registration Statements
Aimco and the Aimco Operating Partnership have a shelf registration statement that provides for the issuance of equity and debt securities by Aimco and debt securities by the Aimco Operating Partnership.

Note 7 — Partners’ Capital
Partnership Preferred Units Owned by Aimco
At December 31, 2018 and 2017, the Aimco Operating Partnership had outstanding preferred units in classes and amounts similar to Aimco’s Preferred Stock described in Note 6, or Partnership Preferred Units. All of these Partnership Preferred Units were owned by Aimco during the periods presented.
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
As discussed in Note 6, during the year ended December 31, 2016, Aimco redeemed its Class Z Cumulative Preferred Stock. In connection with this redemption, the Aimco Operating Partnership redeemed from Aimco a corresponding number of Partnership Preferred Units.
Redeemable Preferred OP Units
In addition to the Partnership Preferred Units owned by Aimco, the Aimco Operating Partnership has outstanding various classes of redeemable Partnership Preferred Units owned by third parties, which we refer to as preferred OP Units. As of December 31, 2018 and 2017, the Aimco Operating Partnership had the following classes of preferred OP Units (stated at their redemption values, in thousands, except unit and per unit data):

	Distributions per Annum		Units Issued and Outstanding		Redemption Values
Class of Preferred Units	Percent	Per Unit	2018	2017	2018	2017
Class One	8.75%	$8.00	90,000	90,000	$8,229	$8,229
Class Two	1.92%	$0.48	14,240	17,750	356	444
Class Three	7.88%	$1.97	1,338,524	1,338,524	33,463	33,462
Class Four	8.00%	$2.00	644,954	644,954	16,124	16,124
Class Six	8.50%	$2.13	773,693	780,036	19,342	19,501
Class Seven	7.87%	$1.97	27,960	27,960	699	699
Class Nine	6.00%	$1.50	243,112	243,112	6,078	6,078
Class Ten	6.00%	$1.50	680,000	680,000	17,000	17,000
Total			3,812,483	3,822,336	$101,291	$101,537
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
During the years ended December 31, 2018, 2017 and 2016, approximately 10,000, 67,000 and 69,000 preferred OP Units, respectively, were redeemed in exchange for cash, and no preferred OP Units were redeemed in exchange for shares of Aimco Common Stock.
The Class Ten preferred OP Units were issued as partial consideration for an acquisition during the year ended December 31, 2016.

The following table presents a reconciliation of the Aimco Operating Partnership’s preferred OP Units during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Balance at January 1	$101,537	$103,201	$87,926
Preferred distributions	(7,740)	(7,764)	(7,239)
Redemption of preferred units and other	(246)	(1,664)	(1,725)
Issuance of preferred units	—	—	17,000
Net income	7,740	7,764	7,239
Balance at December 31	$101,291	$101,537	$103,201
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
During the years ended December 31, 2018, 2017 and 2016, approximately 224,000, 268,000 and 248,000 common OP Units, respectively, were redeemed in exchange for cash, and no common OP Units were redeemed in exchange for shares of Common Stock.
The holders of the common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock. During the years ended December 31, 2018, 2017 and 2016, the Aimco Operating Partnership declared distributions per common unit of $1.52, $1.44 and $1.32, respectively
On February 3, 2019, the Board of Directors of the Aimco Operating Partnership’s general partner authorized a reverse unit split in which every 1.03119 common partnership units will be combined into one common partnership unit. The reverse split is effective at the close of business on February 20, 2019, and corresponds to a similar split effected by Aimco with respect to its common shares at the same time. On the same date, the Board of Directors also declared a special distribution to the holders of Aimco Operating Partnership common partnership units that consists of $71.5 million in cash and 4.8 million common partnership units. The special distribution will be payable on March 22, 2019, to unitholders of record as of February 22, 2019. The special distribution also corresponds to a similar special dividend paid at the same time to holders of Aimco common shares. The reverse split was authorized in order to neutralize the dilutive impact of the units issued in the special distribution. As a result, total common partnership units outstanding following completion of both the special distribution and the reverse unit split are expected to be unchanged from the total common partnership units outstanding immediately prior to the transactions.
Pro forma Earnings per Common Unit (Unaudited)
In financial statements issued after the effective date of the reverse unit split, we are required to retroactively recognize the reverse unit split in the calculation of basic and diluted earnings per unit. The units issued in connection with the special distribution will be included in the calculation of basic and diluted earnings per unit on a prospective basis, and are therefore not included in the pro forma amounts disclosed below. If the reverse unit split had been effective prior to issuance of these financial statements, basic and diluted weighted average units outstanding and earnings per unit for the years ending December 31, 2018, 2017 and 2016 would have been (units in thousands):

	2018	2017	2016
Weighted average units, basic	158,890	158,793	158,808
Weighted average units, diluted	159,073	159,257	159,194
Basic earnings per unit	$4.35	$2.02	$2.76
Diluted earnings per unit	$4.34	$2.02	$2.75

Note 8 — Share-Based Compensation
We have a stock award and incentive program to attract and retain officers and independent directors. As of December 31, 2018, approximately 4.7 million shares were available for issuance under our Amended and Restated 2015 Stock Award and Incentive Plan, or the 2015 Plan. The total number of shares available for issuance under this plan may be increased by an additional 0.3 million shares to the extent of any forfeiture, cancellation, exchange, surrender, termination or expiration of an award outstanding under our 2007 Stock Award and Incentive Plan. Awards under the 2015 Plan may be in the form of incentive stock options, non-qualified stock options and restricted stock, or other types of awards as authorized under the plan.
Our plans are administered by the Compensation and Human Resources Committee of Aimco’s Board of Directors. In the case of stock options, the exercise price of the options granted may not be less than the fair market value of a share of Common Stock at the date of grant.
Total compensation cost recognized for stock based awards was $9.7 million, $9.3 million and $8.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Of these amounts, $1.2 million, $1.4 million and $1.0 million, respectively, were capitalized. At December 31, 2018, total unvested compensation cost not yet recognized was $11.0 million. We expect to recognize this compensation over a weighted average period of approximately 1.6 years.
We have granted five different types of awards that are outstanding as of December 31, 2018. We have outstanding stock options and restricted stock awards that are subject to time-based vesting and require continuous employment, typically over a period of four years from the grant date, and we refer to these awards as Time-Based Stock Options and Time-Based Restricted Stock, respectively. We also have outstanding stock options, restricted stock awards and two forms of long-term incentive partnership units, or LTIP units, that vest conditioned on Aimco’s total shareholder return, or TSR, relative to the NAREIT Apartment Index (60% weighting) and the MSCI US REIT Index (40% weighting) over a forward-looking performance period of three years. We refer to these awards as TSR Stock Options, TSR Restricted Stock, TSR LTIP I units, and TSR LTIP II units. Vested LTIP II units may be converted at the holders option to LTIP Units for a strike price over a term of ten years. Earned TSR-based awards, if any, will vest 50% on each of the third anniversary and fourth anniversary of the grant date, based on continued employment. The term of Time-Based Stock Options and TSR Stock Options is generally ten years from the date of grant.
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
Stock Options
During the years ended December 31, 2018, 2017 and 2016, we granted TSR Stock Options.
The following table summarizes activity for our outstanding stock options, for the years ended December 31, 2018, 2017 and 2016 (options in thousands):

	2018		2017		2016
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	648	$40.08	675	$29.55	1,394	$30.85
Granted	—	—	184	44.07	216	38.73
Exercised	(2)	28.33	(211)	9.90	(934)	33.61
Forfeited	—	—	—	—	(1)	29.11
Outstanding at end of year	646	$40.12	648	$40.08	675	$29.55
Exercisable at end of year	186	$38.18	128	$37.59	280	$16.38
The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option. As of December 31, 2018, options outstanding had an aggregate intrinsic value of $2.5 million and a weighted average remaining contractual term of 7.0 years. Options exercisable at December 31, 2018, had an aggregate intrinsic value of $1.1 million and a weighted average remaining contractual term of 5.9 years. The intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016, was $32 thousand, $7.1 million and $11.1 million, respectively.

The weighted average grant date fair value of stock options granted during the years ended 2017 and 2016 was $11.39 and $9.94 per option, respectively.
Time-Based Restricted Stock Awards
The following table summarizes activity for Time-Based Restricted Stock awards for the years ended December 31, 2018, 2017 and 2016 (shares in thousands):

	2018		2017		2016
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	160	$37.63	249	$33.61	339	$29.96
Granted	51	40.01	45	44.07	91	40.03
Vested	(86)	34.42	(134)	32.35	(181)	29.99
Unvested at end of year	125	$40.82	160	$37.63	249	$33.61
The aggregate fair value of shares that vested during the years ended December 31, 2018, 2017 and 2016 was $8.4 million, $6.0 million and $7.0 million, respectively.
TSR Restricted Stock Awards
The following table summarizes activity for TSR Restricted Stock awards for the years ended December 31, 2018, 2017 and 2016 (shares in thousands):

	2018		2017		2016
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	253	$40.70	214	$39.66	123	$39.72
Granted	45	41.71	39	46.39	91	39.59
Vested	(123)	39.72	—	—	—	—
Unvested at end of year	175	$41.65	253	$40.70	214	$39.66
TSR LTIP I Units
The following table summarizes activity for TSR LTIP I units for the years ended December 31, 2018 and 2017 (units in thousands):

	2018		2017
	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	45	$46.21	—	$—
Granted	48	41.48	45	46.21
Unvested at end of year	93	$43.78	45	$46.21

TSR LTIP II Units
The following table summarizes activity for TSR LTIP II units for the years ended December 31, 2018 and 2017 (numbers of units in thousands):

	2018
	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	—	$—
Granted	243	41.84
Unvested at end of year	243	$41.84
Determination of Grant-Date Fair Value of Awards
We estimated the fair value of TSR-based awards granted in 2018, 2017 and 2016 using a Monte Carlo model using the assumptions set forth in the table below.
The risk-free interest rate reflects the annualized yield of a zero coupon U.S. Treasury security with a term equal to the expected term of the option. The expected dividend yield reflects expectations regarding cash dividend amounts per share paid on Aimco’s Common Stock during the expected term of the awards. Expected volatility reflects an average of the historical volatility of Aimco’s Common Stock during the historical period commensurate with the expected term of the options that ended on the date of grant, and the implied volatility is calculated from observed call option contracts closest to the expected term. The derived vesting period of TSR Restricted Stock and TSR LTIP I units was determined based on the graded vesting terms. The expected term of the TSR-options and TSR LTIP II units was based on historical option exercises and post-vesting terminations. The midpoints of our valuation assumptions for the 2018, 2017 and 2016 grants were as follows:

	2018	2017	2016
Grant date market value of a common share	$40.95	$44.07	$38.73
Risk-free interest rate	2.32%	1.57%	1.15%
Dividend yield	3.52%	3.27%	3.41%
Expected volatility	18.02%	21.33%	21.24%
Derived vesting period of TSR Restricted Stock and TSR LTIP I units	3.4 years	3.4 years	3.4 years
Weighted average expected term of TSR Stock Options and LTIP II units	5.6 years	5.8 years	5.8 years
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

Note 9 — Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of the TRS entities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax liabilities:
Real estate and real estate partnership basis differences	$12,058	$32,032
Deferred tax assets:
Net operating, capital and other loss carryforwards	$7,022	$9,523
Accruals and expenses	7,432	6,575
Tax credit carryforwards	67,530	73,450
Management contracts and other	2,064	200
Total deferred tax assets	84,048	89,748
Valuation allowance	(4,930)	(25,489)
Net deferred tax assets	$67,060	$32,227
In December 2017, the U.S. Congress passed the Tax Cuts and Jobs Act, or the 2017 Act, which is effective for years beginning with 2018. The 2017 Act provided for a reduction in the federal income tax rate. In accordance with GAAP, we revalued our deferred tax assets and liabilities as of December 31, 2017. We finalized our accounting for the tax effects of enactment of the 2017 Act during the year ended December 31, 2018, resulting in our recognition of a cumulative net tax benefit of $15.6 million over the two years.
At December 31, 2018, we had federal and state net operating loss carryforwards, or NOLs, for which the deferred tax asset was approximately $7.0 million, before a valuation allowance of $4.9 million. The NOLs expire in years 2019 to 2034. Subject to certain separate return limitations, we may use these NOLs to offset a portion of state taxable income generated by our TRS entities.
As of December 31, 2018, we had low-income housing and rehabilitation tax credit carryforwards and corresponding deferred tax assets of approximately $67.5 million for income tax purposes that expire in years 2034 to 2038. In light of the lower federal tax rate under the 2017 Act, our TRS entities must generate more taxable income in future years to utilize tax credit carryforwards, which are recorded as deferred tax assets. As a result, during the year ended December 31, 2017, we recognized a partial valuation allowance of $15.4 million against the deferred tax assets associated with low-income housing and rehabilitation tax credit carryforwards. Due to the sale of our Asset Management business, discussed further in Note 3, during the year ended December 31, 2018, we reversed the remaining valuation allowance recognized in 2017 against our deferred tax benefits that we now expect to utilize.
A reconciliation of the beginning and ending balance of our unrecognized tax benefits is presented below (in thousands):

	2018	2017	2016
Balance at January 1	$2,476	$2,286	$2,897
Additions (reductions) based on tax positions related to prior years	142	190	(611)
Balance at December 31	$2,618	$2,476	$2,286
Because the statute of limitations has not yet elapsed, our United States federal income tax returns for the year ended December 31, 2014 and subsequent years and certain of our State income tax returns for the year ended December 31, 2014 and subsequent years are currently subject to examination by the IRS or other taxing authorities. If recognized, the unrecognized benefit would affect the effective rate.
In 2014, the IRS initiated an audit of the Aimco Operating Partnership’s 2011 and 2012 tax years. This audit remains in process as of December 31, 2018. We do not believe the audit will have any material effect on our unrecognized tax benefits, financial condition or results of operations.
Our policy is to include any interest and penalties related to income taxes within the income tax line item in our consolidated statements of operations.

In accordance with the accounting requirements for stock-based compensation, we may recognize tax benefits in connection with the exercise of stock options by employees of our TRS entities and the vesting of restricted stock awards. We recognize the tax effects related to stock based compensation through earnings in the period the compensation was recognized.
Significant components of the income tax benefit or expense are as follows and are classified within income tax benefit in income before gain on dispositions and gain on dispositions of real estate, net of tax, in our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Current:
Federal	$11,269	$(938)	$5,038
State	10,537	525	2,916
Total current	21,806	(413)	7,954

Deferred:
Federal	(29,243)	(10,908)	(26,173)
State	(5,590)	(3,621)	(623)
Revaluation of deferred taxes due to change in tax rate	—	(15,894)	—
Total deferred	(34,833)	(30,423)	(26,796)
Total benefit	$(13,027)	$(30,836)	$(18,842)
Consolidated income or loss subject to tax consists of pretax income or loss of our TRS entities and income and gains retained by the REIT. For the years ended December 31, 2018, 2017 and 2016, we had consolidated net income subject to tax of $158.6 million, net loss subject to tax of $55.6 million and net income subject to tax of $109.3 million, respectively.
The reconciliation of income tax attributable to operations computed at the United States statutory rate to income tax benefit is shown below (dollars in thousands):

	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision (benefit) at United States statutory rates on consolidated income or loss subject to tax	$33,296	21.0%	$(19,459)	35.0%	$38,257	35.0%
State income tax expense, net of federal tax (benefit) expense	12,252	7.7%	(1,769)	3.2%	7,152	6.5%
Establishment of deferred tax asset related to partnership basis difference (1)	—	—%	(3,501)	6.3%	—	—%
Effect of permanent differences	302	0.2%	(1,629)	2.9%	(132)	(0.1)%
Tax effect of intercompany transactions (2)	(33,250)	(21.0)%	—	—%	(47,369)	(43.3)%
Tax credits	(6,897)	(4.4)%	(9,607)	17.3%	(16,750)	(15.3)%
Tax reform revaluation (3)	288	0.2%	(15,894)	28.6%	—	—%
(Decrease) increase in valuation allowance (4)	(20,434)	(12.9)%	21,023	(37.8)%	—	—%
Other	1,416	0.9%	—	—%	—	—%
Total income tax benefit	$(13,027)	(8.3)%	$(30,836)	55.5%	$(18,842)	(17.2)%

(1)
2017 includes the establishment of a deferred tax asset related to partnership basis difference when it became apparent that it would reverse in the foreseeable future. This deferred tax asset was fully reserved in the valuation allowance described below as of December 31, 2017.

(2)
2016 includes the effect of intercompany asset transfers between the Aimco Operating Partnership and TRS entities, for which tax was deferred and recognized as the assets affected GAAP income or loss, for example, through depreciation, impairment, or upon the sale of the asset to a third-party. Effective January 1, 2017, we adopted a new accounting standard applicable to intercompany asset transfers. As a result, the accumulated unrecognized deferred tax expense associated with historical intercompany transfers was recognized as a cumulative effect adjustment through retained earnings at that time. 2018 includes the tax benefit to establish the initial deferred tax asset from the intercompany transfer of a portion of the Asset Management business between the Aimco Operating Partnership and TRS entities.

(3)
Reflects revaluation of deferred tax assets and liabilities using the TRS entities’ lower effective tax rates resulting from the 2017 Act. Accounting for the tax effects of enactment of the 2017 Act was finalized during the year ended December 31, 2018.

(4)
2017 includes a $15.4 million valuation allowance against the deferred tax assets associated with rehabilitation tax credits due to the lower federal tax rate under the 2017 Act. This valuation allowance was reversed in 2018 as a result of the sale of our Asset Management business.

Income taxes paid totaled approximately $11.5 million, $7.4 million and $2.2 million in the years ended December 31, 2018, 2017 and 2016, respectively.
For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, capital gains, qualified dividends and unrecaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2018, 2017 and 2016, dividends per share held for the entire year were estimated to be taxable as follows:

	2018		2017		2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.51	33.4%	$0.75	51.5%	$0.45	34.2%
Capital gains	0.93	61.2%	0.51	35.7%	0.47	35.4%
Qualified dividends	—	—%	0.02	1.6%	0.13	9.9%
Unrecaptured Section 1250 gain	0.08	5.4%	0.16	11.2%	0.27	20.5%
	$1.52	100.0%	$1.44	100.0%	$1.32	100.0%
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
Our common stock equivalents and common partnership unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. These equivalents also include unvested TSR Restricted Stock awards that do not meet the definition of participating securities, which would result in the issuance of additional common shares and common partnership units equal to the number of shares that vest. The dilutive effect of these securities was 0.2 million shares or units, 0.5 million shares or units, and 0.4 million shares or units, respectively, for the years ended December 31, 2018, 2017 and 2016. Securities with dilutive effect are included in the denominator for calculating diluted earnings per share and unit during these periods. There were 0.3 million potential shares and 0.3 million potential units not dilutive and excluded from the denominator for calculating diluted earnings per share and per unit, respectively, for the year ended December 31, 2018. There were 0.2 million potential shares and 0.2 million potential units not dilutive and excluded from the denominator for calculating diluted earnings per share and per unit, respectively, for the years ended December 31, 2017 and 2016.
Our Time-Based Restricted Stock awards receive dividends similar to shares of Common Stock and common partnership units prior to vesting and our TSR LTIP I units and TSR LTIP II units receive distributions based on specified percentages of the distributions paid to common partnership units prior to vesting and conversion. These dividends and distributions are not forfeited in the event the awards do not vest. Therefore, the unvested restricted shares and units related to these awards are participating securities. The effect of participating securities is included in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. At December 31, 2018, 2017 and 2016, there were 0.3 million, 0.2 million and 0.2 million shares of unvested participating restricted securities, respectively. At December 31, 2018, 2017 and 2016, there were 0.6 million, 0.3 million and 0.2 million units of unvested participating restricted securities, respectively.
As discussed in Note 7, the Aimco Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The Aimco Operating Partnership may redeem these units for cash, or at its option, shares of Common Stock. As of December 31, 2018, these preferred OP Units were potentially redeemable for approximately 2.3 million shares of Common Stock (based on the period end market price), or cash. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations for the periods presented above, and we expect to exclude them in future periods.

Note 11 — Fair Value Measurements
Recurring Fair Value Measurements
We measure at fair value on a recurring basis our investment in the securitization trust that holds certain of our property debt, which we classify as AFS debt securities.
These investments are presented within other assets in the accompanying consolidated balance sheets. We hold several positions in the securitization trust that pay interest currently and we also hold the first loss position in the securitization trust, which accrues interest over the term of the investment. These investments were acquired at a discount to face value and we are accreting the discount to the $100.9 million face value of the investments through interest income using the effective interest method over the remaining expected term of the investments, which as of December 31, 2018, was approximately 2.4 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $83.6 million and $77.7 million at December 31, 2018 and 2017, respectively. We estimated the fair value of these investments to be $88.5 million and $82.8 million at December 31, 2018 and 2017, respectively.
Our investments in AFS debt securities are classified within Level 2 of the GAAP fair value hierarchy. We estimate the fair value of these investments using an income and market approach with primarily observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. The fair value of the positions that pay interest currently typically moves in an inverse relationship with movements in interest rates. The fair value of the first loss position is primarily correlated to collateral quality and demand for similar subordinate commercial mortgage-backed securities.
Fair Value Disclosures
We believe that the carrying values of the consolidated amounts of cash and cash equivalents, receivables and payables approximates their fair value at December 31, 2018 and 2017, due to their relatively short-term nature and high probability of realization. The carrying amount of seller financing notes receivable approximated their estimated fair value at December 31, 2018. The carrying amount of the total indebtedness associated with our Real Estate portfolio approximated its estimated fair value at December 31, 2018 and 2017. We estimate the fair value of our seller financing notes and our consolidated debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered apartment communities within our portfolio. We classify the fair value of debt and seller financing notes within Level 3 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate its fair value.
Note 12 — Business Segments
Our chief executive officer, who is our chief operating decision maker, uses proportionate property net operating income to assess the operating performance of our apartment communities. Proportionate property net operating income is defined as our share of rental and other property revenue less our share of property operating expenses, including real estate taxes, for consolidated apartment communities we own and manage. Beginning in 2018, we exclude from rental and other property revenues the amount of utilities cost reimbursed by residents and reflect such amount as a reduction of the related utility expense within property operating expenses in our evaluation of segment results. In our consolidated statements of operation, utility reimbursements are included in rental and other property revenues, in accordance with GAAP. The 2017 and 2016 tables below have been revised to conform to this presentation.
Apartment communities are classified as either part of our Real Estate portfolio or, prior to the sale in July 2018, those owned through partnerships served by our Asset Management business. As of December 31, 2018, for segment performance evaluation, our Real Estate segment included 130 consolidated apartment communities with 36,407 apartment homes and excluded four apartment communities with 142 apartment homes that we neither manage nor consolidate.
Prior to the July 2018 sale of our Asset Management business, we consolidated certain partnerships in which we held nominal positions. These partnerships own low-income housing tax credit apartment communities. Neither the results of operations nor the assets of these partnerships and apartment communities were quantitatively material during our period of ownership; therefore, we have one reportable segment, Real Estate.
The following tables present the revenues, net operating income and income before gain on dispositions of our Real Estate segment on a proportionate basis and excluding amounts related to apartment communities sold or classified as held for sale as of December 31, 2018 for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Year Ended December 31, 2018:
Rental and other property revenues attributable to Real Estate	$854,240	$34,282	$34,071	$922,593
Rental and other property revenues of partnerships served by Asset Management business	—	—	42,830	42,830
Tax credit and transaction revenues	—	—	6,987	6,987
Total revenues	854,240	34,282	83,888	972,410
Property operating expenses attributable to Real Estate	238,860	32,169	36,872	307,901
Property operating expenses of partnerships served by Asset Management business	—	—	20,921	20,921
Other operating expenses not allocated to reportable segment (3)	—	—	427,832	427,832
Total operating expenses	238,860	32,169	485,625	756,654
Proportionate property net operating income	615,380	—	—	—
Other items included in income before income tax benefit (4)	—	—	487,820	487,820
Income before income tax benefit	$615,380	$2,113	$86,083	$703,576

	Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Year Ended December 31, 2017:
Rental and other property revenues attributable to Real Estate	$781,194	$43,043	$93,911	$918,148
Rental and other property revenues of partnerships served by Asset Management business	—	—	74,046	74,046
Tax credit and transaction revenues	—	—	13,243	13,243
Total revenues	781,194	43,043	181,200	1,005,437
Property operating expenses attributable to Real Estate	222,731	32,432	63,963	319,126
Property operating expenses of partnerships served by Asset Management business	—	—	35,458	35,458
Other operating expenses not allocated to reportable segment (3)	—	—	456,870	456,870
Total operating expenses	222,731	32,432	556,291	811,454
Proportionate property net operating income	558,463	—	—	—
Other items included in income before income tax benefit (4)	—	—	122,260	122,260
Income before income tax benefit	$558,463	$10,611	$(252,831)	$316,243

	Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Reportable Segment (2)	Consolidated
Year Ended December 31, 2016:
Rental and other property revenues attributable to Real Estate	$720,302	$55,257	$124,332	$899,891
Rental and other property revenues of partnerships served by Asset Management business	—	—	74,640	74,640
Tax credit and transaction revenues	—	—	21,323	21,323
Total revenues	720,302	55,257	220,295	995,854
Property operating expenses attributable to Real Estate	210,426	35,468	72,063	317,957
Property operating expenses of partnerships served by Asset Management business	—	—	36,956	36,956
Other operating expenses not allocated to reportable segment (3)	—	—	394,145	394,145
Total operating expenses	210,426	35,468	503,164	749,058
Proportionate property net operating income	509,876	—	—	—
Other items included in income before income tax benefit (4)	—	—	217,635	217,635
Income before income tax benefit	$509,876	$19,789	$(65,234)	$464,431

(1)
Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the results of consolidated apartment communities in our Real Estate segment, which are included in the related consolidated amounts, but excluded from proportionate property net operating income for our segment evaluation. Also includes the reclassification of utility reimbursements from revenues to property operating expenses for the purpose of evaluating segment results. Utility reimbursements are included in rental and other property revenues in our consolidated statements of operations prepared in accordance with GAAP.

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

(4)	Other items included in income before income tax benefit primarily consists of gain on dispositions of real estate and interest expense.
The assets of our reportable segment and the consolidated assets not allocated to our segment are as follows (in thousands):

	December 31,
	2018	2017
Real Estate	$5,849,638	$5,346,390
Corporate and other assets (1)	340,366	732,650
Total consolidated assets	$6,190,004	$6,079,040

(1)
Includes the assets not allocated to our reportable segment, primarily corporate assets, and assets of apartment communities and the Asset Management business, which were sold or classified as held for sale as of December 31, 2018.

For the years ended December 31, 2018, 2017 and 2016, capital additions related to our Real Estate segment totaled $338.8 million, $321.9 million and $312.8 million, respectively.
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

	December 31,
	2018	2017
Real Estate portfolio:
VIEs with interests in apartment communities	9	14
Apartment communities owned by VIEs	9	14
Apartment homes in communities owned by VIEs	3,592	4,321
Consolidated partnerships served by the Asset Management business:
VIEs with interests in apartment communities	—	49
Apartment communities owned by VIEs	—	37
Apartment homes in communities owned by VIEs	—	5,893

Assets of the Aimco Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the Aimco Operating Partnership. Assets and liabilities of VIEs are summarized in the table below (in thousands):

	December 31,
	2018	2017
Real Estate portfolio:
Assets
Net real estate	$488,127	$529,898
Cash and cash equivalents	15,416	16,111
Restricted cash	4,461	4,798
Liabilities
Non-recourse property debt	322,685	412,205
Accrued liabilities and other	13,576	10,623
Consolidated partnerships served by the Asset Management business:
Assets
Real estate, net	—	215,580
Cash and cash equivalents	—	15,931
Restricted cash	—	30,107
Liabilities
Non-recourse property debt	—	220,356
Accrued liabilities and other	—	20,241

Note 14 — Unaudited Summarized Consolidated Quarterly Information
Aimco
Aimco’s summarized unaudited consolidated quarterly information for the years ended December 31, 2018 and 2017, is provided below (in thousands, except per share amounts):

	Quarter
2018	First	Second	Third	Fourth
Total revenues	$247,720	$250,187	$242,481	$232,022
Net income	95,690	7,156	603,917	9,840
Net income attributable to Aimco common stockholders	81,525	2,817	567,029	5,226
Net income attributable to Aimco common stockholders per common share - basic	$0.52	$0.02	$3.62	$0.03
Net income attributable to Aimco common stockholders per common share - diluted	$0.52	$0.02	$3.61	$0.03

	Quarter
2017	First	Second	Third	Fourth
Total revenues	$246,481	$249,092	$254,635	$255,229
Net income	17,155	21,591	22,144	286,189
Net income attributable to Aimco common stockholders	11,491	15,843	17,430	262,097
Net income attributable to Aimco common stockholders per common share - basic	$0.07	$0.10	$0.11	$1.68
Net income attributable to Aimco common stockholders per common share - diluted	$0.07	$0.10	$0.11	$1.67
The Aimco Operating Partnership
The Aimco Operating Partnership’s summarized unaudited consolidated quarterly information for the years ended December 31, 2018 and 2017, is provided below (in thousands, except per unit amounts):

	Quarter
2018	First	Second	Third	Fourth
Total revenues	$247,720	$250,187	$242,481	$232,022
Net income	95,690	7,156	603,917	9,840
Net income attributable to the Partnership’s common unitholders	85,274	2,949	597,100	5,551
Net income attributable to the Partnership’s common unitholders per common unit - basic	$0.52	$0.02	$3.62	$0.03
Net income attributable to the Partnership’s common unitholders per common unit - diluted	$0.52	$0.02	$3.61	$0.03

	Quarter
2017	First	Second	Third	Fourth
Total revenues	$246,481	$249,092	$254,635	$255,229
Net income	17,155	21,591	22,144	286,189
Net income attributable to the Partnership’s common unitholders	12,047	16,627	18,246	274,380
Net income attributable to the Partnership’s common unitholders per common unit - basic	$0.07	$0.10	$0.11	$1.68
Net income attributable to the Partnership’s common unitholders per common unit - diluted	$0.07	$0.10	$0.11	$1.67

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(In Thousands Except Apartment Home Data)

								(2)
		(1)				Initial Cost		Cost Capitalized	December 31, 2018
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost	(4)
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Real Estate Segment:
100 Forest Place	High Rise	Dec 1997	Oak Park, IL	1987	234	$2,664	$18,815	$10,553	$2,664	$29,368	$32,032	$(15,640)	$16,392	$35,048
118-122 West 23rd Street	High Rise	Jun 2012	New York, NY	1987	42	14,985	23,459	6,752	14,985	30,211	45,196	(9,121)	36,075	17,457
173 E. 90th Street	High Rise	May 2004	New York, NY	1910	72	12,066	4,535	8,068	12,066	12,603	24,669	(3,730)	20,939	—
182-188 Columbus Avenue	Mid Rise	Feb 2007	New York, NY	1910	32	19,123	3,300	5,513	19,123	8,813	27,936	(3,968)	23,968	13,925
1045 on the Park Apartments Homes	Mid Rise	Jul 2013	Atlanta, GA	2012	30	2,793	6,662	692	2,793	7,354	10,147	(1,423)	8,724	5,627
1582 First Avenue	High Rise	Mar 2005	New York, NY	1900	17	4,281	752	499	4,281	1,251	5,532	(578)	4,954	2,273
21 Fitzsimons	Mid Rise	Aug 2014	Aurora, CO	2008	600	12,864	104,720	20,379	12,864	125,099	137,963	(19,590)	118,373	90,000
234 East 88th Street	Mid Rise	Jan 2014	New York, NY	1900	20	2,448	4,449	807	2,448	5,256	7,704	(1,154)	6,550	3,223
236-238 East 88th Street	High Rise	Jan 2004	New York, NY	1900	43	8,820	2,914	2,681	8,820	5,595	14,415	(1,930)	12,485	10,875
237-239 Ninth Avenue	High Rise	Mar 2005	New York, NY	1900	36	8,495	1,866	3,092	8,495	4,958	13,453	(2,770)	10,683	5,553
240 West 73rd Street, LLC	High Rise	Sep 2004	New York, NY	1900	200	68,109	12,140	11,905	68,109	24,045	92,154	(9,818)	82,336	—
2900 on First Apartments	Mid Rise	Oct 2008	Seattle, WA	1989	135	19,070	17,518	33,542	19,070	51,060	70,130	(25,554)	44,576	13,915
306 East 89th Street	High Rise	Jul 2004	New York, NY	1930	20	2,680	1,006	1,098	2,680	2,104	4,784	(888)	3,896	1,854
311 & 313 East 73rd Street	Mid Rise	Mar 2003	New York, NY	1904	34	5,678	1,609	520	5,678	2,129	7,807	(1,487)	6,320	3,904
322-324 East 61st Street	High Rise	Mar 2005	New York, NY	1900	40	6,372	2,224	1,512	6,372	3,736	10,108	(1,830)	8,278	3,410
3400 Avenue of the Arts	Mid Rise	Mar 2002	Costa Mesa, CA	1987	770	57,241	65,506	80,349	57,241	145,855	203,096	(86,923)	116,173	145,752
452 East 78th Street	High Rise	Jan 2004	New York, NY	1900	12	1,982	608	548	1,982	1,156	3,138	(486)	2,652	2,542
464-466 Amsterdam & 200-210 W. 83rd Street	Mid Rise	Feb 2007	New York, NY	1910	71	25,553	7,101	6,070	25,553	13,171	38,724	(6,031)	32,693	20,520
510 East 88th Street	High Rise	Jan 2004	New York, NY	1900	20	3,163	1,002	622	3,163	1,624	4,787	(642)	4,145	2,724
514-516 East 88th Street	High Rise	Mar 2005	New York, NY	1900	36	6,282	2,168	1,593	6,282	3,761	10,043	(1,619)	8,424	3,696
518 East 88th Street	Mid Rise	Jan 2014	New York, NY	1900	20	2,233	4,315	606	2,233	4,921	7,154	(1,137)	6,017	2,792
707 Leahy	Garden	Apr 2007	Redwood City, CA	1973	110	15,444	7,909	7,406	15,444	15,315	30,759	(6,964)	23,795	8,737
777 South Broad Street	Mid Rise	May 2018	Philadelphia, PA	2010	146	6,986	67,512	829	6,986	68,341	75,327	(1,515)	73,812	57,627
865 Bellevue	Garden	Jul 2000	Nashville, TN	1972	326	3,562	12,037	23,538	3,562	35,575	39,137	(23,393)	15,744	—
Avery Row	Mid Rise	Dec 2018	Arlington, VA	2013	67	8,140	21,348	—	8,140	21,348	29,488	—	29,488	—
Axiom	Mid Rise	Apr 2015	Cambridge, MA	2015	115	—	63,612	2,444	—	66,056	66,056	(8,920)	57,136	32,978
Bank Lofts	High Rise	Apr 2001	Denver, CO	1920	125	3,525	9,045	5,539	3,525	14,584	18,109	(7,463)	10,646	10,476
Bay Parc Plaza	High Rise	Sep 2004	Miami, FL	2000	474	22,680	41,847	34,053	22,680	75,900	98,580	(22,485)	76,095	42,434
Bay Ridge at Nashua	Garden	Jan 2003	Nashua, NH	1984	412	3,262	40,713	16,739	3,262	57,452	60,714	(22,738)	37,976	51,450
Bayberry Hill Estates	Garden	Aug 2002	Framingham, MA	1971	424	19,944	35,945	21,847	19,944	57,792	77,736	(27,629)	50,107	—
Bent Tree Apartments	Garden	Feb 2018	Centreville, VA	1986	748	46,975	113,695	7,493	46,975	121,188	168,163	(4,331)	163,832	—
Bluffs at Pacifica, The	Garden	Oct 2006	Pacifica, CA	1963	64	8,108	4,132	17,804	8,108	21,936	30,044	(10,996)	19,048	—
Boston Lofts	High Rise	Apr 2001	Denver, CO	1890	158	3,446	20,589	5,694	3,446	26,283	29,729	(13,914)	15,815	15,303
Boulder Creek	Garden	Jul 1994	Boulder, CO	1973	221	754	7,730	20,628	754	28,358	29,112	(19,702)	9,410	38,500
Broadcast Center	Garden	Mar 2002	Los Angeles, CA	1990	279	29,407	41,244	28,683	29,407	69,927	99,334	(29,655)	69,679	—
Broadway Lofts	High Rise	Sep 2012	San Diego, CA	1909	84	5,367	14,442	6,126	5,367	20,568	25,935	(4,604)	21,331	11,531
Burke Shire Commons	Garden	Mar 2001	Burke, VA	1986	360	4,867	23,617	17,678	4,867	41,295	46,162	(24,737)	21,425	57,860

								(2)
		(1)				Initial Cost		Cost Capitalized	December 31, 2018
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost	(4)
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Calhoun Beach Club	High Rise	Dec 1998	Minneapolis, MN	1928	332	11,708	73,334	64,948	11,708	138,282	149,990	(79,547)	70,443	—
Canyon Terrace	Garden	Mar 2002	Saugus, CA	1984	130	7,508	6,601	6,525	7,508	13,126	20,634	(6,960)	13,674	—
Cedar Rim	Garden	Apr 2000	Newcastle, WA	1980	104	761	5,218	13,032	761	18,250	19,011	(13,153)	5,858	—
Charlesbank Apartment Homes	Mid Rise	Sep 2013	Watertown, MA	2012	44	3,399	11,726	821	3,399	12,547	15,946	(2,404)	13,542	7,718
Chestnut Hall	High Rise	Oct 2006	Philadelphia, PA	1923	315	12,338	14,299	12,074	12,338	26,373	38,711	(12,144)	26,567	36,653
Chimneys of Cradle Rock	Garden	Jun 2004	Columbia, MD	1979	198	2,040	8,108	1,116	2,040	9,224	11,264	(4,206)	7,058	—
Columbus Avenue	Mid Rise	Sep 2003	New York, NY	1880	59	35,527	9,450	9,117	35,527	18,567	54,094	(10,600)	43,494	25,205
Creekside	Garden	Jan 2000	Denver, CO	1974	328	3,189	12,698	7,450	3,189	20,148	23,337	(13,072)	10,265	11,325
Crescent at West Hollywood, The	Mid Rise	Mar 2002	West Hollywood, CA	1985	130	15,765	10,215	8,411	15,765	18,626	34,391	(12,166)	22,225	40,000
Elm Creek	Mid Rise	Dec 1997	Elmhurst, IL	1987	400	5,910	30,830	31,950	5,910	62,780	68,690	(32,993)	35,697	51,341
Evanston Place	High Rise	Dec 1997	Evanston, IL	1990	190	3,232	25,546	16,214	3,232	41,760	44,992	(19,152)	25,840	—
Farmingdale	Mid Rise	Oct 2000	Darien, IL	1975	240	11,763	15,174	11,173	11,763	26,347	38,110	(13,618)	24,492	13,106
Flamingo Towers	High Rise	Sep 1997	Miami Beach, FL	1960	1,324	32,427	48,808	339,187	32,427	387,995	420,422	(174,249)	246,173	103,152
Four Quarters Habitat	Garden	Jan 2006	Miami, FL	1976	336	2,379	17,199	30,286	2,379	47,485	49,864	(27,112)	22,752	51,603
Foxchase	Garden	Dec 1997	Alexandria, VA	1940	2,113	15,496	96,062	52,254	15,496	148,316	163,812	(85,298)	78,514	223,626
Georgetown	Garden	Aug 2002	Framingham, MA	1964	207	12,351	13,168	3,996	12,351	17,164	29,515	(8,281)	21,234	14,697
Georgetown II	Mid Rise	Aug 2002	Framingham, MA	1958	72	4,577	4,057	2,118	4,577	6,175	10,752	(3,483)	7,269	—
Heritage Park Escondido	Garden	Oct 2000	Escondido, CA	1986	196	1,055	7,565	2,572	1,055	10,137	11,192	(6,993)	4,199	6,129
Heritage Park Livermore	Garden	Oct 2000	Livermore, CA	1988	167	—	10,209	1,850	—	12,059	12,059	(8,176)	3,883	6,353
Heritage Village Anaheim	Garden	Oct 2000	Anaheim, CA	1986	196	1,832	8,541	2,084	1,832	10,625	12,457	(6,999)	5,458	7,441
Hidden Cove	Garden	Jul 1998	Escondido, CA	1983	334	3,043	17,616	10,802	3,043	28,418	31,461	(16,205)	15,256	51,840
Hidden Cove II	Garden	Jul 2007	Escondido, CA	1986	118	12,849	6,530	5,260	12,849	11,790	24,639	(5,263)	19,376	20,160
Hillcreste	Garden	Mar 2002	Century City, CA	1989	315	35,862	47,216	13,194	35,862	60,410	96,272	(27,374)	68,898	63,479
Hillmeade	Garden	Nov 1994	Nashville, TN	1986	288	2,872	16,070	20,200	2,872	36,270	39,142	(21,006)	18,136	27,321
Horizons West Apartments	Mid Rise	Dec 2006	Pacifica, CA	1970	78	8,887	6,377	1,634	8,887	8,011	16,898	(3,689)	13,209	—
Hunt Club	Garden	Sep 2000	Gaithersburg, MD	1986	336	17,859	13,149	14,154	17,859	27,303	45,162	(16,083)	29,079	—
Hyde Park Tower	High Rise	Oct 2004	Chicago, IL	1990	155	4,731	14,927	12,334	4,731	27,261	31,992	(9,569)	22,423	12,620
Indian Oaks	Garden	Mar 2002	Simi Valley, CA	1986	254	24,523	15,801	11,246	24,523	27,047	51,570	(13,180)	38,390	27,596
Indigo	High Rise	Aug 2016	Redwood City, CA	2016	463	26,932	296,116	1,771	26,932	297,887	324,819	(24,707)	300,112	138,430
Island Club	Garden	Oct 2000	Oceanside, CA	1986	592	18,027	28,654	18,740	18,027	47,394	65,421	(30,320)	35,101	94,967
Key Towers	High Rise	Apr 2001	Alexandria, VA	1964	140	1,526	7,050	7,781	1,526	14,831	16,357	(11,892)	4,465	—
Lakeside	Garden	Oct 1999	Lisle, IL	1972	568	5,840	27,937	22,408	5,840	50,345	56,185	(33,582)	22,603	25,090
Latrobe	High Rise	Jan 2003	Washington, DC	1980	175	3,459	9,103	12,715	3,459	21,818	25,277	(11,916)	13,361	26,758
Laurel Crossing	Garden	Jan 2006	San Mateo, CA	1971	418	49,474	17,756	14,166	49,474	31,922	81,396	(15,757)	65,639	—
Lincoln Place (5)	Garden	Oct 2004	Venice, CA	1951	795	128,332	10,439	337,267	44,197	347,706	391,903	(121,677)	270,226	187,723
Locust on the Park	High Rise	May 2018	Philadelphia, PA	1911	152	5,292	53,823	2,474	5,292	56,297	61,589	(1,183)	60,406	35,728
Lodge at Chattahoochee, The	Garden	Oct 1999	Sandy Springs, GA	1970	312	2,335	16,370	16,809	2,335	33,179	35,514	(22,375)	13,139	—
Malibu Canyon	Garden	Mar 2002	Calabasas, CA	1986	698	69,834	53,438	37,919	69,834	91,357	161,191	(45,222)	115,969	105,367
Mariners Cove	Garden	Mar 2002	San Diego, CA	1984	500	—	66,861	13,317	—	80,178	80,178	(39,035)	41,143	—
Meadow Creek	Garden	Jul 1994	Boulder, CO	1968	332	1,435	24,533	9,602	1,435	34,135	35,570	(19,285)	16,285	—
Merrill House	High Rise	Jan 2000	Falls Church, VA	1964	159	1,836	10,831	7,657	1,836	18,488	20,324	(10,492)	9,832	—
Mezzo	High Rise	Mar 2015	Atlanta, GA	2008	94	4,292	34,178	1,250	4,292	35,428	39,720	(5,484)	34,236	23,496
Monterey Grove	Garden	Jun 2008	San Jose, CA	1999	224	34,325	21,939	8,674	34,325	30,613	64,938	(12,039)	52,899	—
Ocean House on Prospect	Mid Rise	Apr 2013	La Jolla, CA	1970	53	12,528	18,805	15,089	12,528	33,894	46,422	(6,592)	39,830	12,745
One Canal	High Rise	Sep 2013	Boston, MA	2016	310	—	15,873	179,912	—	195,785	195,785	(20,623)	175,162	110,310
Pacific Bay Vistas (5)	Garden	Mar 2001	San Bruno, CA	1987	308	28,694	62,460	39,067	23,354	101,527	124,881	(35,131)	89,750	67,826
Pacifica Park	Garden	Jul 2006	Pacifica, CA	1977	104	12,970	6,579	7,879	12,970	14,458	27,428	(6,565)	20,863	28,613

								(2)
		(1)				Initial Cost		Cost Capitalized	December 31, 2018
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost	(4)
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Palazzo at Park La Brea, The	Mid Rise	Feb 2004	Los Angeles, CA	2002	521	48,362	125,464	45,176	48,362	170,640	219,002	(80,075)	138,927	168,654
Palazzo East at Park La Brea, The	Mid Rise	Mar 2005	Los Angeles, CA	2005	611	72,578	136,503	19,328	72,578	155,831	228,409	(72,709)	155,700	196,109
Parc Mosaic	Garden	Dec 2014	Boulder, CO	1970	226	15,300	—	53,638	15,300	53,638	68,938	—	68,938	—
Park Towne Place	High Rise	Apr 2000	Philadelphia, PA	1959	940	10,472	47,301	345,748	10,472	393,049	403,521	(119,350)	284,171	200,000
Pathfinder Village	Garden	Jan 2006	Fremont, CA	1973	246	19,595	14,838	18,457	19,595	33,295	52,890	(14,518)	38,372	55,000
Peachtree Park	Garden	Jan 1996	Atlanta, GA	1969	303	4,684	11,713	14,045	4,684	25,758	30,442	(16,449)	13,993	27,800
Plantation Gardens	Garden	Oct 1999	Plantation, FL	1971	372	3,773	19,443	25,655	3,773	45,098	48,871	(27,273)	21,598	—
Post Ridge	Garden	Jul 2000	Nashville, TN	1972	150	1,883	6,712	4,537	1,883	11,249	13,132	(7,401)	5,731	—
Preserve at Marin	Mid Rise	Aug 2011	Corte Madera, CA	1964	126	18,179	30,132	84,629	18,179	114,761	132,940	(26,039)	106,901	36,260
Ravensworth Towers	High Rise	Jun 2004	Annandale, VA	1974	219	3,455	17,157	4,490	3,455	21,647	25,102	(14,617)	10,485	20,342
River Club,The	Garden	Apr 2005	Edgewater, NJ	1998	266	30,579	30,638	7,475	30,579	38,113	68,692	(17,293)	51,399	60,000
Riverloft	High Rise	Oct 1999	Philadelphia, PA	1910	184	2,120	11,286	35,086	2,120	46,372	48,492	(23,386)	25,106	7,680
Rosewood	Garden	Mar 2002	Camarillo, CA	1976	152	12,430	8,060	5,754	12,430	13,814	26,244	(6,984)	19,260	—
Royal Crest Estates	Garden	Aug 2002	Warwick, RI	1972	492	22,433	24,095	5,512	22,433	29,607	52,040	(20,050)	31,990	—
Royal Crest Estates	Garden	Aug 2002	Nashua, NH	1970	902	68,230	45,562	15,751	68,230	61,313	129,543	(41,440)	88,103	71,957
Royal Crest Estates	Garden	Aug 2002	Marlborough, MA	1970	473	25,178	28,786	13,490	25,178	42,276	67,454	(26,610)	40,844	—
Royal Crest Estates	Garden	Aug 2002	North Andover, MA	1970	588	51,292	36,808	27,916	51,292	64,724	116,016	(36,132)	79,884	—
Saybrook Point	Garden	Dec 2014	San Jose, CA	1995	324	32,842	84,457	25,729	32,842	110,186	143,028	(14,179)	128,849	62,329
Shenandoah Crossing	Garden	Sep 2000	Fairfax, VA	1984	640	18,200	57,198	25,345	18,200	82,543	100,743	(58,302)	42,441	58,565
SouthStar Lofts	High Rise	May 2018	Philadelphia, PA	2014	85	1,780	37,428	402	1,780	37,830	39,610	(836)	38,774	30,197
Springwoods at Lake Ridge	Garden	Jul 2002	Woodbridge, VA	1984	180	5,587	7,284	3,642	5,587	10,926	16,513	(4,606)	11,907	—
St. George Villas	Garden	Jan 2006	St. George, SC	1984	40	107	1,025	410	107	1,435	1,542	(1,256)	286	314
Sterling Apartment Homes, The	Garden	Oct 1999	Philadelphia, PA	1961	534	8,871	55,365	120,426	8,871	175,791	184,662	(82,367)	102,295	144,030
Stone Creek Club	Garden	Sep 2000	Germantown, MD	1984	240	13,593	9,347	8,078	13,593	17,425	31,018	(12,553)	18,465	—
The Left Bank	Mid Rise	May 2018	Philadelphia, PA	1929	282	—	130,893	3,053	—	133,946	133,946	(2,879)	131,067	82,532
Timbers at Long Reach Apartment Homes	Garden	Apr 2005	Columbia, MD	1979	178	2,430	12,181	1,705	2,430	13,886	16,316	(8,182)	8,134	—
Towers Of Westchester Park, The	High Rise	Jan 2006	College Park, MD	1972	303	15,198	22,029	13,936	15,198	35,965	51,163	(18,825)	32,338	23,232
Township At Highlands	Town Home	Nov 1996	Centennial, CO	1985	161	1,536	9,773	9,280	1,536	19,053	20,589	(12,181)	8,408	13,557
Tremont	Mid Rise	Dec 2014	Atlanta, GA	2009	78	5,274	18,011	2,746	5,274	20,757	26,031	(3,110)	22,921	—
Twin Lake Towers	High Rise	Oct 1999	Westmont, IL	1969	399	3,268	18,763	37,904	3,268	56,667	59,935	(43,106)	16,829	44,906
Vantage Pointe	Mid Rise	Aug 2002	Swampscott, MA	1987	96	4,748	10,089	2,314	4,748	12,403	17,151	(5,294)	11,857	2,746
Villa Del Sol	Garden	Mar 2002	Norwalk, CA	1972	120	7,476	4,861	4,553	7,476	9,414	16,890	(5,216)	11,674	10,582
Villas at Park La Brea, The	Garden	Mar 2002	Los Angeles, CA	2002	250	8,630	48,871	16,008	8,630	64,879	73,509	(30,510)	42,999	53,868
Villas of Pasadena	Mid Rise	Jan 2006	Pasadena, CA	1973	92	9,693	6,818	4,493	9,693	11,311	21,004	(4,397)	16,607	—
Vivo	High Rise	Jun 2016	Cambridge, MA	2015	91	6,450	35,974	5,590	6,450	41,564	48,014	(8,694)	39,320	20,310
Waterford Village	Garden	Aug 2002	Bridgewater, MA	1971	588	29,110	28,101	8,222	29,110	36,323	65,433	(26,540)	38,893	35,269
Waterways Village	Garden	Jun 1997	Aventura, FL	1994	180	4,504	11,064	15,205	4,504	26,269	30,773	(12,394)	18,379	13,168
Waverly Apartments	Garden	Aug 2008	Brighton, MA	1970	103	7,920	11,347	6,299	7,920	17,646	25,566	(6,323)	19,243	11,515
Wexford Village	Garden	Aug 2002	Worcester, MA	1974	264	6,349	17,939	4,245	6,349	22,184	28,533	(12,980)	15,553	—
Willow Bend	Garden	May 1998	Rolling Meadows, IL	1969	328	2,717	15,437	19,609	2,717	35,046	37,763	(23,492)	14,271	33,175
Windrift	Garden	Mar 2001	Oceanside, CA	1987	404	24,960	17,590	21,487	24,960	39,077	64,037	(23,762)	40,275	—
Windsor Park	Garden	Mar 2001	Woodbridge, VA	1987	220	4,279	15,970	6,217	4,279	22,187	26,466	(13,378)	13,088	—
Yacht Club at Brickell	High Rise	Dec 2003	Miami, FL	1998	357	31,362	32,214	16,715	31,362	48,929	80,291	(17,513)	62,778	44,219
Yorktown Apartments	High Rise	Dec 1999	Lombard, IL	1971	364	3,055	18,162	52,436	3,055	70,598	73,653	(29,697)	43,956	38,280
Other (6)					—	5,135	—	20,914	5,135	20,914	26,049	—	26,049	—
Total Real Estate Segment					35,625	1,846,000	3,494,014	3,058,051	1,756,525	6,552,065	8,308,590	(2,585,115)	5,723,475	3,937,000

								(2)
		(1)				Initial Cost		Cost Capitalized	December 31, 2018
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost	(4)
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

(1) Date we acquired the apartment community or first consolidated the partnership that owns the apartment community.
(2) Includes costs capitalized since acquisition or date of initial consolidation of the partnership/apartment community.
(3) The aggregate cost of land and depreciable property for federal income tax purposes was approximately $4.0 billion at December 31, 2018.
(4) Encumbrances are presented before reduction for debt issuance costs.
(5) The current carrying value of the apartment community reflects an impairment loss recognized during prior periods.
(6) Other includes land parcels and certain non-residential properties held for future development.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2018, 2017 and 2016
(In Thousands)

	2018	2017	2016
Real Estate Segment
Real Estate balance at beginning of year	$7,927,753	$7,931,117	$7,744,894
Additions during the year:
Acquisitions	501,009	16,687	333,174
Capital additions	344,501	345,974	329,697
Deductions during the year:
Casualty and other write-offs (1)	(58,152)	(106,590)	(170,744)
Impairment of real estate	—	(35,881)	—
Amounts related to assets held for sale	(83,905)	(38,208)	—
Sales	(322,616)	(185,346)	(305,904)
Real Estate balance at end of year	$8,308,590	$7,927,753	$7,931,117

Accumulated Depreciation balance at beginning of year	$2,522,358	$2,421,357	$2,488,448
Additions during the year:
Depreciation	339,883	320,870	287,661
Deductions during the year:
Casualty and other write-offs (1)	(57,067)	(106,521)	(169,098)
Amounts related to assets held for sale	(41,717)	(20,383)	—
Sales	(178,342)	(92,965)	(185,654)
Accumulated depreciation balance at end of year	$2,585,115	$2,522,358	$2,421,357

Asset Management Business
Real Estate balance at beginning of year	$551,124	$555,049	$562,589
Additions during the year:
Capital additions	4,226	8,255	8,909
Deductions during the year:
Casualty and other write-offs (2)	6,603	(1,711)	(2,116)
Amounts related to assets held for sale	—	—	(2,801)
Sales	(561,953)	(10,469)	(11,532)
Real Estate balance at end of year	$—	$551,124	$555,049

Accumulated Depreciation balance at beginning of year	$326,251	$309,401	$289,574
Additions during the year:
Depreciation	14,325	24,090	24,704
Deductions during the year:
Casualty and other write-offs (2)	6,704	(2,480)	(68)
Amounts related to assets held for sale	—	—	(1,525)
Sales	(347,280)	(4,760)	(3,284)
Accumulated depreciation balance at end of year	$—	$326,251	$309,401

(1)	Includes the write-off of fully depreciated assets totaling $54.5 million, $106.4 million and $167.9 million, during the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Includes the write-off of fully depreciated assets totaling $6.7 million and $1.8 million, during the years ended December 31, 2018 and 2017, respectively.