Form 10-Q
period 2019-03-31
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2019-05-06
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Apartment Investment and Management Company:	☐	AIMCO Properties, L.P.:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Apartment Investment and Management Company: Yes	☐	No	☒	AIMCO Properties, L.P.: Yes	☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)				Name of each exchange on which registered
Aimco Investment and Management Company Class A Common Stock	AIV				New York Stock Exchange

_________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

The number of shares of Apartment Investment and Management Company Class A Common Stock outstanding as of May 2, 2019: 148,828,469
The number of AIMCO Properties, L.P. Partnership Common Units outstanding as of May 2, 2019: 158,492,651

EXPLANATORY NOTE
This filing combines the reports on Form 10-Q for the quarterly period ended March 31, 2019, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean, collectively, Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of, and as of March 31, 2019, owned a 93.9% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 6.1% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
The Aimco Operating Partnership holds all of Aimco’s assets and manages the daily operations of Aimco’s business. Pursuant to the Aimco Operating Partnership agreement, Aimco is required to contribute to the Aimco Operating Partnership all proceeds from the offerings of its securities. In exchange for the contribution of such proceeds, Aimco receives additional interests in the Aimco Operating Partnership with similar terms (e.g., if Aimco contributes proceeds of a stock offering, Aimco receives partnership units with terms substantially similar to the stock issued by Aimco).
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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Buildings and improvements	$6,493,539	$6,552,065
Land	1,731,980	1,756,525
Total real estate	8,225,519	8,308,590
Accumulated depreciation	(2,581,666)	(2,585,115)
Net real estate	5,643,853	5,723,475
Cash and cash equivalents	162,286	36,858
Restricted cash	36,103	35,737
Other assets	441,527	351,541
Assets held for sale	—	42,393
Total assets	$6,283,769	$6,190,004

LIABILITIES AND EQUITY
Non-recourse property debt, net	$3,859,023	$3,915,305
Revolving credit facility borrowings	70,000	160,360
Total indebtedness	3,929,023	4,075,665
Accrued liabilities and other	293,279	226,230
Liabilities related to assets held for sale	—	23,177
Total liabilities	4,222,302	4,325,072
Preferred noncontrolling interests in Aimco Operating Partnership	101,195	101,291
Commitments and contingencies (Note 5)
Equity:
Perpetual Preferred Stock	125,000	125,000
Common Stock, $0.01 par value, 500,787,260 shares authorized, 148,758,031 and 144,623,034 shares issued/outstanding at March 31, 2019 and December 31, 2018, respectively	1,488	1,446
Additional paid-in capital	3,495,295	3,515,686
Accumulated other comprehensive income	4,851	4,794
Distributions in excess of earnings	(1,742,998)	(1,947,507)
Total Aimco equity	1,883,636	1,699,419
Noncontrolling interests in consolidated real estate partnerships	(2,857)	(2,967)
Common noncontrolling interests in Aimco Operating Partnership	79,493	67,189
Total equity	1,960,272	1,763,641
Total liabilities and equity	$6,283,769	$6,190,004

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
REVENUES
Rental and other property revenues attributable to real estate	$230,235	$225,393
Asset Management business rental and tax credit revenues	—	22,327
Total revenues	230,235	247,720
OPERATING EXPENSES
Property operating expenses attributable to real estate	79,184	78,287
Property operating expenses of partnerships served by Asset Management business	—	9,195
Depreciation and amortization	93,565	92,548
General and administrative expenses	10,369	11,355
Other expenses, net	5,703	2,958
Total operating expenses	188,821	194,343

Interest income	2,726	2,172
Interest expense	(41,409)	(47,795)
Gain on dispositions of real estate	291,473	53,195
Other, net	72	224
Income before income tax (expense) benefit	294,276	61,173
Income tax (expense) benefit	(2,981)	34,517
Net income	291,295	95,690
Noncontrolling interests:
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(91)	(6,206)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,934)	(1,937)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(15,137)	(3,755)
Net income attributable to noncontrolling interests	(17,162)	(11,898)
Net income attributable to Aimco	274,133	83,792
Net income attributable to Aimco preferred stockholders	(2,148)	(2,148)
Net income attributable to participating securities	(417)	(119)
Net income attributable to Aimco common stockholders	$271,568	$81,525

Net income attributable to Aimco per common share – basic and diluted	$1.88	$0.54

Weighted average common shares outstanding – basic	144,232	151,872
Weighted average common shares outstanding – diluted	144,445	152,000

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$291,295	$95,690
Other comprehensive gain (loss):
Unrealized gains (losses) on available for sale debt securities	61	(600)
Unrealized gains on interest rate swaps	—	419
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	—	119
Other comprehensive gain (loss)	61	(62)
Comprehensive income	291,356	95,628
Comprehensive income attributable to noncontrolling interests	(17,166)	(11,895)
Comprehensive income attributable to Aimco	$274,190	$83,733

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Aimco Equity	Common Noncontrolling interests in Aimco Operating Partnerships	Noncontrolling interests in consolidated real estate partnerships	Total Equity
	Shares Issued	Amount	Shares Issued	Amount
Balances at December 31, 2017	5,000	$125,000	152,435	$1,524	$3,900,090	$3,603	$(2,367,073)	$1,663,144	$(5,675)	$(1,716)	$1,655,753
Redemption of Aimco Operating Partnership Units	—	—	—	—	—	—	—	—	(6,963)	—	(6,963)
Amortization of share-based compensation cost	—	—	19	—	2,631	—	—	2,631	357	—	2,988
Effect in changes in ownership for consolidated entities	—	—	—	—	(17,486)	—	—	(17,486)	6,579	—	(10,907)
Change in accumulated other comprehensive income	—	—	—	—	—	(59)	—	(59)	(3)	—	(62)
Other, net	—	—	114	1	92	—	—	93	—	—	93
Net income	—	—	—	—	—	—	83,792	83,792	3,755	6,206	93,753
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(7,245)	(7,245)
Cash dividends paid to Common Stock holders	—	—	—	—	—	—	(59,777)	(59,777)	(2,838)	—	(62,615)
Cash dividends paid to Preferred Stock holders	—	—	—	—	—	—	(2,148)	(2,148)	—	—	(2,148)
Balances at March 31, 2018	5,000	$125,000	152,568	$1,525	$3,885,327	$3,544	$(2,345,206)	$1,670,190	$(4,788)	$(2,755)	$1,662,647

Balances at December 31, 2018	5,000	$125,000	144,623	$1,446	$3,515,686	$4,794	$(1,947,507)	$1,699,419	$67,189	$(2,967)	$1,763,641
Repurchases of Common Stock	—	—	(461)	(5)	(20,677)	—	—	(20,682)	—	—	(20,682)
Redemption of Aimco Operating Partnership Units	—	—	—	—	—	—	—	—	(2,557)	—	(2,557)
Amortization of share-based compensation cost	—	—	22	—	2,442	—	—	2,442	796	—	3,238
Effect in changes in ownership for consolidated entities	—	—	—	—	(2,168)	—	—	(2,168)	2,168	—	—
Change in accumulated other comprehensive income	—	—	—	—	—	57	—	57	4	—	61
Other, net	—	—	82	2	57	—	—	59	—	19	78
Net income	—	—	—	—	—	—	274,133	274,133	15,137	91	289,361
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,244)	—	(3,244)
Cash dividends paid to Common Stock holders	—	—	—	—	—	—	(67,476)	(67,476)	—	—	(67,476)
Common Stock issued in special dividend	—	—	4,492	45	(45)	—	—	—	—	—	—
Cash dividends paid to Preferred Stock holders	—	—	—	—	—	—	(2,148)	(2,148)	—	—	(2,148)
Balances at March 31, 2019	5,000	$125,000	148,758	$1,488	$3,495,295	$4,851	$(1,742,998)	$1,883,636	$79,493	$(2,857)	$1,960,272

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$291,295	$95,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,565	92,548
Gain on dispositions of real estate	(291,473)	(53,195)
Income tax expense (benefit)	2,981	(34,517)
Other adjustments	3,201	284
Net changes in operating assets and operating liabilities	(17,952)	(19,487)
Net cash provided by operating activities	81,617	81,323
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(2,236)	(164,650)
Capital expenditures	(85,546)	(75,601)
Proceeds from dispositions of real estate	342,083	69,788
Purchases of corporate assets	(3,319)	(947)
Other investing activities	1,422	(218)
Net cash provided by (used in) investing activities	252,404	(171,628)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	—	360,613
Principal repayments of non-recourse property debt	(19,580)	(206,262)
Net (repayments of) borrowings on revolving credit facility	(90,360)	11,475
Repurchases of Common Stock	(20,682)	—
Payment of dividends to holders of Common Stock	(67,405)	(59,652)
Payment of dividends to holders of Preferred Stock	(2,148)	(2,148)
Payment of distributions to noncontrolling interests	(5,701)	(11,902)
Redemptions of noncontrolling interests in the Aimco Operating Partnership	(2,653)	(7,122)
Purchases and redemptions of noncontrolling interests	—	(1,219)
Other financing activities	302	3,012
Net cash (used in) provided by financing activities	(208,227)	86,795
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	125,794	(3,510)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	72,595	142,541
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$198,389	$139,031

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Buildings and improvements	$6,493,539	$6,552,065
Land	1,731,980	1,756,525
Total real estate	8,225,519	8,308,590
Accumulated depreciation	(2,581,666)	(2,585,115)
Net real estate	5,643,853	5,723,475
Cash and cash equivalents	162,286	36,858
Restricted cash	36,103	35,737
Other assets	441,527	351,541
Assets held for sale	—	42,393
Total assets	$6,283,769	$6,190,004

LIABILITIES AND EQUITY
Non-recourse property debt, net	$3,859,023	$3,915,305
Revolving credit facility borrowings	70,000	160,360
Total indebtedness	3,929,023	4,075,665
Accrued liabilities and other	293,279	226,230
Liabilities related to assets held for sale	—	23,177
Total liabilities	4,222,302	4,325,072
Redeemable preferred units	101,195	101,291
Commitments and contingencies (Note 5)
Partners’ capital:
Preferred units	125,000	125,000
General Partner and Special Limited Partner	1,758,636	1,574,419
Limited Partners	79,493	67,189
Partners’ capital attributable to the Aimco Operating Partnership	1,963,129	1,766,608
Noncontrolling interests in consolidated real estate partnerships	(2,857)	(2,967)
Total partners’ capital	1,960,272	1,763,641
Total liabilities and partners’ capital	$6,283,769	$6,190,004

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
REVENUES
Rental and other property revenues attributable to real estate	$230,235	$225,393
Asset Management business rental and tax credit revenues	—	22,327
Total revenues	230,235	247,720

OPERATING EXPENSES
Property operating expenses attributable to real estate	79,184	78,287
Property operating expenses of partnerships served by Asset Management business	—	9,195
Depreciation and amortization	93,565	92,548
General and administrative expenses	10,369	11,355
Other expenses, net	5,703	2,958
Total operating expenses	188,821	194,343

Interest income	2,726	2,172
Interest expense	(41,409)	(47,795)
Gain on dispositions of real estate	291,473	53,195
Other, net	72	224
Income before income tax (expense) benefit	294,276	61,173
Income tax (expense) benefit	(2,981)	34,517
Net income	291,295	95,690
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(91)	(6,206)
Net income attributable to the Aimco Operating Partnership	291,204	89,484
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(4,082)	(4,085)
Net income attributable to participating securities	(483)	(125)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$286,639	$85,274

Net income attributable to the Aimco Operating Partnership per common unit – basic and diluted	$1.88	$0.54

Weighted average common units outstanding – basic	152,303	158,875
Weighted average common units outstanding – diluted	152,632	159,006

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$291,295	$95,690
Other comprehensive gain (loss):
Unrealized gains (losses) on available for sale debt securities	61	(600)
Unrealized gains on interest rate swaps	—	419
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	—	119
Other comprehensive gain (loss)	61	(62)
Comprehensive income	291,356	95,628
Comprehensive income attributable to noncontrolling interests	(91)	(6,206)
Comprehensive income attributable to the Aimco Operating Partnership	$291,265	$89,422

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ capital attributable to the Aimco Operating Partnership	Noncontrolling interests	Total Partners’ capital
Balances at December 31, 2017	$125,000	$1,538,144	$(5,675)	$1,657,469	$(1,716)	$1,655,753
Redemption of partnership units held by non-Aimco partners	—	—	(6,963)	(6,963)	—	(6,963)
Amortization of share-based compensation	—	2,631	357	2,988	—	2,988
Effect of changes in ownership for consolidated entities	—	(17,486)	6,579	(10,907)	—	(10,907)
Change in accumulated other comprehensive income	—	(59)	(3)	(62)	—	(62)
Other, net	—	93	—	93	—	93
Net income	—	83,792	3,755	87,547	6,206	93,753
Distributions to noncontrolling interests	—	—	—	—	(7,245)	(7,245)
Distributions to common unitholders	—	(59,777)	(2,838)	(62,615)	—	(62,615)
Distributions to preferred unitholders	—	(2,148)	—	(2,148)	—	(2,148)
Balances at March 31, 2018	$125,000	$1,545,190	$(4,788)	$1,665,402	$(2,755)	$1,662,647

Balance at December 31, 2018	$125,000	$1,574,419	$67,189	$1,766,608	$(2,967)	$1,763,641
Repurchases of common partnership units	—	(20,682)	—	(20,682)	—	(20,682)
Redemption of partnership units held by non-Aimco partners	—	—	(2,557)	(2,557)	—	(2,557)
Amortization of share-based compensation	—	2,442	796	3,238	—	3,238
Effect of changes in ownership for consolidated entities	—	(2,168)	2,168	—	—	—
Change in accumulated other comprehensive income	—	57	4	61	—	61
Other, net	—	59	—	59	19	78
Net income	—	274,133	15,137	289,270	91	289,361
Distributions to common unitholders	—	(67,476)	(3,244)	(70,720)	—	(70,720)
Distributions to preferred unitholders	—	(2,148)	—	(2,148)	—	(2,148)
Balances at March 31, 2019	$125,000	$1,758,636	$79,493	$1,963,129	$(2,857)	$1,960,272

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$291,295	$95,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,565	92,548
Gain on dispositions of real estate	(291,473)	(53,195)
Income tax expense (benefit)	2,981	(34,517)
Other adjustments	3,201	284
Net changes in operating assets and operating liabilities	(17,952)	(19,487)
Net cash provided by operating activities	81,617	81,323
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(2,236)	(164,650)
Capital expenditures	(85,546)	(75,601)
Proceeds from dispositions of real estate	342,083	69,788
Purchases of corporate assets	(3,319)	(947)
Other investing activities	1,422	(218)
Net cash provided by (used in) investing activities	252,404	(171,628)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	—	360,613
Principal repayments of non-recourse property debt	(19,580)	(206,262)
Net (repayments of) borrowings on revolving credit facility	(90,360)	11,475
Repurchases of common partnership units held by General Partner and Special Limited Partner	(20,682)	—
Payment of distributions to holders of Preferred Units	(4,082)	(4,085)
Payment of distributions to General Partner and Special Limited Partner	(67,405)	(59,652)
Payment of distributions to Limited Partners	(3,767)	(2,737)
Payment of distributions to noncontrolling interests	—	(7,228)
Purchases and redemptions of noncontrolling interests in the Aimco Operating Partnership	(2,653)	(7,122)
Purchases of noncontrolling interests in consolidated real estate partnerships	—	(1,219)
Other financing activities	302	3,012
Net cash (used in) provided by financing activities	(208,227)	86,795
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	125,794	(3,510)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	72,595	142,541
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$198,389	$139,031

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 1 — Organization
Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. Aimco is a self-administered and self-managed real estate investment trust, or REIT. AIMCO Properties, L.P., or the Aimco Operating Partnership, is a Delaware limited partnership formed on May 16, 1994, to conduct our business, which is focused on the ownership, management, redevelopment and some development of quality apartment communities located in several of the largest markets in the United States.
Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as partnership preferred units, which we refer to as preferred OP Units. As of March 31, 2019, after eliminations for units held by consolidated subsidiaries, the Aimco Operating Partnership had 158,435,979 common partnership units outstanding. As of March 31, 2019, Aimco owned 148,758,031 of the common partnership units (93.9% of the common partnership units) of the Aimco Operating Partnership and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of March 31, 2019, we owned an equity interest in 128 apartment communities with 34,349 apartment homes in our portfolio. Our portfolio is diversified by both price point and geography and consists primarily of market rate apartment communities in which we own a substantial interest. We consolidated 124 of these apartment communities with 34,207 apartment homes and these communities comprise our segments.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
The balance sheets of Aimco and the Aimco Operating Partnership at December 31, 2018, have been derived from their respective audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2018. Except where indicated, the footnotes refer to both Aimco and the Aimco Operating Partnership.
Principles of Consolidation
Aimco’s accompanying condensed consolidated financial statements include the accounts of Aimco, the Aimco Operating Partnership, and their consolidated subsidiaries. The Aimco Operating Partnership’s condensed consolidated financial statements include the accounts of the Aimco Operating Partnership and its consolidated subsidiaries (see Note 9). All significant intercompany balances and transactions have been eliminated in consolidation.
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

Temporary Equity and Partners’ Capital
The following table presents a reconciliation of the Aimco Operating Partnership’s preferred OP Units from December 31, 2018 to March 31, 2019. The preferred OP Units may be redeemed at the holders’ option (as further discussed in Note 6), and are therefore presented within temporary equity in Aimco’s condensed consolidated balance sheets and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets (in thousands).

Balance, December 31, 2018	$101,291
Distributions to holders of preferred OP Units	(1,934)
Redemption of preferred OP Units and other	(96)
Net income attributable to preferred OP Units	1,934
Balance, March 31, 2019	$101,195
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.
Reclassifications and Revisions
Certain items in the 2018 condensed consolidated financial statements have been reclassified to conform to the current presentation. We have also reclassified gain on dispositions of real estate and related income taxes, which were previously reported net on our condensed consolidated statements of operations, to now present gain on dispositions of real estate as a component of income before income taxes in our condensed consolidated statements of operations, as follows (in thousands):

	March 31, 2018
	As Previously Reported	Adjustments	As Revised
Income tax benefit	$37,388	$(2,871)	$34,517
Gain on dispositions of real estate	50,324	2,871	53,195
During the three months ended March 31, 2019, Aimco and the Aimco Operating Partnership effected a reverse split of share of common shares and common partnership units, respectively, at a ratio of 1 share or unit for every 1.03119 shares or units outstanding on the date of effectiveness. The accounting guidance for recapitalization events requires that we revise Aimco’s equity and the Aimco Operating Partnership’s partners’ capital as if the reverse split had occurred at the beginning of the earliest period presented. As such, we have revised the outstanding share and unit counts, presentation of share and unit activity, and earnings per share and unit, as if the reverse split had occurred on December 31, 2017.
Accounting Pronouncements Adopted in the Current Year
Effective January 1, 2019, we adopted the lease accounting standard issued by the Financial Accounting Standards Board, or FASB. We elected to adopt the new standard using practical expedients that: do not require a look back to expired or existing contracts for embedded leases; allow us to retain the classification of existing leases; and allow us to retain the previous accounting for the initial direct costs of existing leases. Under the new standard, a contract is or contains a lease when it provides the right to control the use of an asset for a period of time in exchange for consideration.
Lessor accounting remains largely unchanged. In our position as a lessor, we have elected the practical expedient that allows us to combine revenue attributable to nonlease components with associated lease components where the timing and pattern of transfer of the components are the same. As a result, we will combine rent payments with payments for other services we provide to our residents, including residents’ reimbursement of utility expenses. We have adopted the standard using the optional transition method that allows for prior reporting periods to remain as originally presented. Please refer to Note 4.
In 2018, the Securities Exchange Commission, or SEC, amended its rules to eliminate, modify, or integrate into other SEC requirements certain disclosure rules. The amendments are intended to simplify compliance without significantly changing the total mix of information provided to investors. The amendments created a requirement to report changes in equity and dividends per share in interim periods on a comparative basis for both quarter-to-date and year-to-date periods presented. We have presented comparative interim statements of stockholders’ and partners’ equity in our condensed consolidated financial statements for the three months ended March 31, 2019 and 2018.
Recent Accounting Pronouncements
In June 2016, the FASB issued a new standard for accounting for financial instruments and credit losses thereon, which changes the method and timing of the recognition of credit losses on financial assets. The standard will require us to estimate and record credit losses over the life of a receivable at its inception. We have limited loans receivable and we invest in debt securities, which are subject to the new standard. Receivables related to operating leases are excluded from the new standard as they are subject to the lease accounting standard. This standard is required to be applied using a modified-retrospective approach and requires a cumulative-effect adjustment to retained earnings be recorded as of the date of adoption. The new standard is effective for us on January 1, 2020. We are currently in the process of completing our analysis of the impact of the standard and do not expect it to have a material effect on our financial position or results of operations.
Note 3 — Significant Transactions
Dispositions of Apartment Communities
During the three months ended March 31, 2019, we sold apartment communities as summarized below (dollars in thousands):

Apartment communities sold	7
Apartment homes sold	2,206
Gain on dispositions of real estate	$291,473
The apartment communities sold were predominantly located outside of our primary markets or in lower-rated locations within our primary markets, and had average revenues per apartment home significantly below those of our retained portfolio.
In addition to the apartment communities we sold during the current period, from time to time we may be marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such communities meet the criteria to be classified as held for sale. As of March 31, 2019, no apartment communities were classified as held for sale.
Note 4 — Leases
The majority of payments that we receive for our residential and commercial leases are fixed. We receive variable payments from our residents and commercial tenants primarily for utility and other expense reimbursements. For the three months ended March 31, 2019, our total lease income was comprised of the following amounts for all operating leases (in thousands):

Fixed lease income	$215,581
Variable lease income	14,144
Total lease income	$229,725
In general, our leases have options to extend for a certain period of time at the lessee’s option. Future minimum annual rental payments we will receive under commercial operating leases are as follows (in thousands). We do not include our residential operating leases due to their shorter duration.

April 1, 2019 to December 31, 2019	$13,431
2020	16,103
2021	13,736
2022	13,246
2023	12,394
Thereafter	57,942
Total	$126,852
Beginning in 2019, we are required to recognize right of use assets and related lease liabilities on our consolidated balance sheets when we are the lessee. Upon adoption of the standard, we recognized right of use assets of $87.5 million, which is presented in the Other assets line item on our condensed consolidated balance sheets, net of accumulated amortization. We also recognized the related lease liabilities of $79.7 million, which are presented in the Accrued liabilities and other line item on our condensed consolidated balance sheets. We estimated the value of the lease liabilities using a discount rate equivalent to an incremental borrowing rate, or the rate Aimco would pay on a secured borrowing with similar terms to the lease, based on Aimco’s borrowing profile and the term of the underlying lease.
Substantially all of the payments under our ground and office leases are fixed. Rents for extension periods, when provided for in the lease, are generally determined based on a fair value factor at the time the option is exercised; therefore, these extension periods are not included in our determination of the right of use asset and lease liability. For the three months ended March 31, 2019, our total lease cost for ground and office leases was $3.2 million and $0.7 million, respectively.
The ground and office leases have weighted average remaining terms of 79.4 years and 9.5 years, respectively, and weighted average discount rates of 4.12% and 3.65%, respectively. Minimum annual rental payments under operating leases, reconciled to the lease liabilities recognized on our condensed consolidated balance sheets are as follows (in thousands):

	Office Lease Obligations	Ground Lease Obligations	Total Operating Lease Obligations
April 1, 2019 to December 31, 2019	$1,957	$1,586	$3,543
2020	2,806	2,350	5,156
2021	2,704	2,439	5,143
2022	2,561	2,492	5,053
2023	1,871	2,492	4,363
Thereafter	10,644	422,169	432,813
Total	$22,543	$433,528	$456,071
Less: Discount	(17,891)	(357,386)
Total lease liability	$4,652	$76,142
Note 5 — Commitments and Contingencies
Commitments
In connection with our redevelopment, development and capital improvement activities, we have entered into various construction-related contracts and we have made commitments to complete redevelopment and development of certain apartment communities, pursuant to financing or other arrangements. As of March 31, 2019, our commitments related to these capital activities totaled approximately $184.7 million, most of which we expect to incur during the next 12 months.
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
We are engaged in discussions with the Environmental Protection Agency, or EPA, and the Indiana Department of Environmental Management, or IDEM, regarding contaminated groundwater near an Indiana apartment community that has not been owned by us since 2008. The contamination allegedly derives from a dry cleaner that operated on our former property, prior to our ownership. We undertook a voluntary remediation of the dry cleaner contamination under IDEM’s oversight. In 2016, EPA listed our former community and a number of residential communities in the vicinity on the National Priorities List, or NPL (i.e. as a Superfund site). In May 2018, we prevailed on our federal judicial appeal vacating the Superfund listing. We continue to work with EPA and IDEM to identify options for clean-up of the site. Although the outcome of these processes are uncertain, we do not expect their resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We also have a contingent liability stemming from a property in Lake Tahoe, California, regarding environmental contamination from the historic operation of a dry cleaner. An entity owned by us was the former general partner of a now-dissolved partnership that previously owned a site that was used for dry cleaning. That entity and the current property owner have been remediating the dry cleaner site since 2009, under the oversight of the Lahontan Regional Water Quality Control Board, or Lahontan. In May 2017, Lahontan issued a final cleanup and abatement order that names four potentially-responsible parties, acknowledges that there may be additional responsible parties, and requires the named parties to perform additional groundwater investigation and corrective actions with respect to onsite and offsite contamination. We are appealing the final order while simultaneously complying with it. Although the outcome of this process is uncertain, we do not expect its resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of March 31, 2019, are immaterial to our consolidated financial condition, results of operations and cash flows.
Note 6 — Earnings and Dividends per Share and Unit
Aimco and the Aimco Operating Partnership calculate basic earnings per common share and basic earnings per common unit based on the weighted average number of shares of Common Stock and common partnership units and participating securities outstanding, and calculate diluted earnings per share and diluted earnings per unit taking into consideration dilutive common stock and common partnership unit equivalents and dilutive convertible securities outstanding during the period.
Our common stock and common partnership unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. These equivalents also include unvested total stockholder return, or TSR, restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and common partnership units outstanding equal to the number of shares that vest. The dilutive effect of these securities was 0.2 million and 0.1 million shares and 0.3 million and 0.1 million units for the three months ended March 31, 2019 and 2018, respectively. Securities with dilutive effect are included in the denominator for calculating diluted earnings per share and per unit during these periods. There were no shares and 0.2 million potential shares, and 0.4 million and 0.2 million potential units not dilutive and excluded from the denominator for calculating diluted earnings per share and per unit, respectively, for both the three months ended March 31, 2019 and 2018.
Our time-based restricted stock awards receive dividends similar to shares of Common Stock and common partnership units prior to vesting, and our TSR long-term incentive partnership units receive a percentage of the distributions paid to common partnership units prior to vesting. These dividends and distributions are not forfeited if the awards fail to vest. Therefore, the unvested shares and units related to these awards are participating securities. The effect of participating securities is included in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury method. There were 0.2 million and 0.3 million unvested restricted participating shares and 0.2 million and 0.3 million unvested restricted participating units, for the three months ended March 31, 2019 and 2018, respectively.

The Aimco Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The Aimco Operating Partnership may redeem these units for cash, or at its option, shares of Common Stock. As of March 31, 2019, these preferred OP Units were potentially redeemable for approximately 2.0 million shares of Common Stock (based on the period end market price), or cash. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations and we expect to exclude them in future periods.
During the three months ended March 31, 2019 and 2018, we paid $2.02 and $0.38, respectively, in dividends and distributions per share and per unit. The $2.02 paid during the three months ended March 31, 2019 represents the per share and unit value of the special dividend and special distribution. The special dividend consisted of $67.1 million in cash, 4.5 million shares of Common Stock and $0.4 million of cash in paid lieu of issuing fractional shares. The special distribution consisted of $72.7 million in cash, 4.8 million common partnership units and $0.4 million of cash paid in lieu of issuing fractional units.
Note 7 — Fair Value Measurements
Recurring Fair Value Measurements
We measure at fair value on a recurring basis our investments in the securitization trust that holds certain of our property debt, which we classify as available for sale, or AFS, debt securities.
These investments are included in Other assets in the accompanying condensed consolidated balance sheets. We hold several positions in the securitization trust that pay interest currently and we also hold the first loss position in the securitization trust, which accrues interest over the term of the investment. These investments were acquired at a discount to face value and we are accreting the discount to the $100.9 million face value of the investments through interest income using the effective interest method over the remaining expected term of the investments, which, as of March 31, 2019, was approximately 2.2 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $85.1 million and $83.6 million at March 31, 2019 and December 31, 2018, respectively. We estimated the fair value of these investments to be $90.1 million and $88.5 million at March 31, 2019 and December 31, 2018, respectively.
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
Fair Value Disclosures
We believe that the carrying value of the consolidated amounts of cash and cash equivalents, receivables and payables approximated their fair value at March 31, 2019, and December 31, 2018, due to their relatively short-term nature and high probability of realization. The carrying amounts of longer term seller financing notes receivable approximated their estimated fair value at March 31, 2019 and December 31, 2018. The carrying amount of our total indebtedness approximated its estimated fair value at March 31, 2019 and December 31, 2018. We estimate the fair value of our seller financing notes and our consolidated debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered apartment communities within our portfolio. We classify the fair value of debt and seller financing notes within Level 3 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate its fair value.
Note 8 — Business Segments
During the three months ended March 31, 2019, as a result of the 2018 sale of the Asset Management business, we revised the information regularly reviewed by our chief executive officer, who is our chief operating decision maker, to assess our operating performance. We have determined we have four segments: Same Store, Redevelopment and Development, Acquisition, and Other Real Estate.

Our Same Store segment includes communities that have reached a stabilized level of operations as of the beginning of a two-year comparable period and maintained it throughout the current and comparable prior year, and are not expected to be sold within 12 months. Our Redevelopment and Development segment includes apartment communities that are currently under construction that have not achieved a stabilized level of operations, and those that have been completed in recent years that have not achieved and maintained stabilized operations for both the current and comparable prior year. Our Acquisition segment includes apartment communities that we have acquired since the beginning of a two-year comparable period. Our Other Real Estate segment primarily includes apartment communities that are subject to limitations on rent increases and communities that we expect to sell within 12 months but do not yet meet the criteria to be classified as held for sale.
Our chief operating decision maker uses proportionate property net operating income to assess the operating performance of our apartment communities. Proportionate property net operating income is defined as our share of rental and other property revenue less our share of property operating expenses for consolidated apartment communities. We exclude from rental and other property revenues the amount of utility costs reimbursed by residents and reflect such amount as a reduction of the related utility expense within property operating expenses in our evaluation of segment results. In our condensed consolidated statements of operations, utility reimbursements are included in rental and other property revenues, in accordance with GAAP.
As of March 31, 2019, our Same-Store segment included 96 consolidated apartment communities with 28,039 apartment homes; our Redevelopment and Development segment included seven consolidated apartment communities with 3,373 apartment homes; our Acquisition segment included six consolidated apartment communities with 1,480 apartment homes; and our Other Real Estate segment included 15 apartment communities with 1,315 apartment homes.
The following tables present the revenues, proportionate property net operating income and income before income tax (expense) benefit of our segments on a proportionate basis and excluding our proportionate share of four communities with 142 apartment homes, which we do not consolidate, and amounts related to apartment communities sold as of March 31, 2019 for the three months ended March 31, 2019 and 2018 (in thousands):

	Same Store	Redevelopment and Development	Acquisition	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended March 31, 2019:
Total revenues	$175,719	$20,350	$9,993	$9,467	$8,747	$5,959	$230,235
Property operating expenses attributable to real estate	47,137	7,290	2,855	3,883	8,189	9,830	79,184
Other operating expenses not allocated to segments (3)	—	—	—	—	—	109,637	109,637
Total operating expenses	47,137	7,290	2,855	3,883	8,189	119,467	188,821
Proportionate property net operating income	128,582	13,060	7,138	5,584	558	(113,508)	41,414
Other items included in income before income tax expense (4)	—	—	—	—	—	252,862	252,862
Income before income tax expense	$128,582	$13,060	$7,138	$5,584	$558	$139,354	$294,276

	Same Store	Redevelopment and Development	Acquisition	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended March 31, 2018:
Rental and other property revenues attributable to real estate	$168,606	$18,077	$1,580	$9,312	$8,236	$19,582	$225,393
Asset Management business rental and tax credit revenues	—	—	—	—	—	22,327	22,327
Total revenues	168,606	18,077	1,580	9,312	8,236	41,909	247,720
Property operating expenses attributable to real estate	46,755	6,499	523	3,839	7,726	12,945	78,287
Property operating expenses of partnerships served by Asset Management business	—	—	—	—	—	9,195	9,195
Other operating expenses not allocated to segments (3)	—	—	—	—	—	106,861	106,861
Total operating expenses	46,755	6,499	523	3,839	7,726	129,001	194,343
Proportionate property net operating income	121,851	11,578	1,057	5,473	510	(87,092)	53,377
Other items included in income before income tax benefit (4)	—	—	—	—	—	7,796	7,796
Income before income tax benefit	$121,851	$11,578	$1,057	$5,473	$510	$(79,296)	$61,173

(1)
Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the results of consolidated apartment communities in our segments, which are included in the related consolidated amounts, but excluded from proportionate property net operating income for our segment evaluation. Also includes the reclassification of utility reimbursements from revenues to property operating expenses for the purpose of evaluating segment results. Utility reimbursements are included in rental and other property revenues in our condensed consolidated statements of operations prepared in accordance with GAAP.

(2)
Includes the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any, and the operating results of apartment communities owned by consolidated partnerships served by our Asset Management business prior to its sale in July 2018. Corporate and Amounts Not Allocated to Segments also includes property management expenses and casualty gains and losses, which are included in consolidated property operating expenses and are not part of our segment performance measure.

(3)
Other operating expenses not allocated to segments consists of depreciation and amortization, general and administrative expenses and other operating expenses, which are not included in our measure of segment performance.

(4)	Other items included in income before income tax (expense) benefit primarily consists of gain on dispositions of real estate and interest expense.
The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	March 31, 2019	December 31, 2018
Same Store	$4,148,435	$4,148,787
Redevelopment and Development	822,348	792,126
Acquisition	546,467	507,190
Other Real Estate	326,241	327,099
Corporate and other assets (1)	440,278	414,802
Total consolidated assets	$6,283,769	$6,190,004

(1)	Includes the assets not allocated to our segments, primarily corporate assets and assets of apartment communities sold as of March 31, 2019.

For the three months ended March 31, 2019 and 2018, capital additions related to our segments were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Same Store	$30,211	$27,522
Redevelopment and Development	39,048	43,481
Acquisition	3,868	483
Other Real Estate	2,771	2,141
Total capital additions	$75,898	$73,627
Note 9 — Variable Interest Entities
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
All of the VIEs the Aimco Operating Partnership consolidates own interests in one or more apartment communities and are typically structured to generate a return for their partners through the operation and ultimate sale of the communities. The Aimco Operating Partnership is the primary beneficiary in the limited partnerships in which it is the sole decision maker and has a substantial economic interest. The table below summarizes information regarding VIEs consolidated by the Aimco Operating Partnership:

	March 31, 2019	December 31, 2018
VIEs with interests in apartment communities	9	9
Apartment communities owned by VIEs	9	9
Apartment homes in communities owned by VIEs	3,592	3,592
Assets of the Aimco Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the Aimco Operating Partnership. Assets and liabilities of consolidated VIEs are summarized in the table below (in thousands):

	March 31, 2019	December 31, 2018
Assets
Net real estate	$494,193	$488,127
Cash and cash equivalents	17,508	15,416
Restricted cash	4,868	4,461
Other assets	28,500	3,973
Liabilities
Non-recourse property debt secured by Aimco communities, net	320,995	322,685
Accrued liabilities and other	39,639	13,576

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of Apartment Investment and Management Company’s and AIMCO Properties, L.P.’s combined Annual Report on Form 10-K for the year ended December 31, 2018, and the other documents we file from time to time with the Securities and Exchange Commission.
As used herein and except as the context otherwise requires, “we,” “our” and “us” refer to Apartment Investment and Management Company (which we refer to as Aimco), AIMCO Properties, L.P. (which we refer to as the Aimco Operating Partnership) and their consolidated entities, collectively.
Certain financial and operating measures found herein and used by management are not defined under accounting principles generally accepted in the United States, or GAAP. These measures are defined and reconciled to the most comparable GAAP measures under the Non-GAAP Measures heading and include: Nareit Funds From Operations, Pro forma Funds From Operations, Adjusted Funds From Operations, Free Cash Flow, Economic Income, and the measures used to compute our leverage ratios.
Executive Overview
We are focused on the ownership, management, redevelopment and some development of quality apartment communities located in several of the largest markets in the United States.
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
Our business plan to achieve our principal financial objective is to:

•
operate our portfolio of desirable apartment homes with a high level of focus on customer selection and customer satisfaction and in an efficient manner that produces predictable and growing Free Cash Flow;

•
improve our portfolio of apartment communities, which is diversified both by geography and price point, by selling apartment communities with lower projected Free Cash Flow internal rates of return and investing the proceeds from such sales through capital enhancements, redevelopment, some development, and acquisitions with greater land value, higher expected rent growth, and projected Free Cash Flow internal rates of return in excess of those expected from the communities sold;

•
use low levels of financial leverage primarily in the form of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination that reduces our refunding and re-pricing risk and provides a hedge against increases in interest rates; and

•	focus intentionally on a collaborative and productive culture based on respect for others and personal responsibility.
Our business is organized around five areas of strategic focus: operational excellence; redevelopment and development; portfolio management; balance sheet; and team and culture. The results from the execution of our business plan during the three months ended March 31, 2019, are further described below.
Operational Excellence
We own and operate a portfolio of apartment communities, diversified by both geography and price point. At March 31, 2019, our portfolio included 128 apartment communities with 34,349 apartment homes in which we held an average ownership of approximately 99%.
Our property operations team produced solid results for our portfolio for the three months ended March 31, 2019. Highlights include:

•	Same Store portfolio maintained average daily occupancy of 97.0% throughout the three months ended March 31, 2019, a 90 basis point increase over the same period in 2018;

•	Same Store net operating income increased 5.5% with net operating income margins of 73.2%, a 90 basis point increase over the three months ended March 31, 2018; and

•	Same Store rent increases on renewals and new leases averaged 5.2% and 0.8%, respectively, for a weighted average increase of 2.9%.
Our focus on efficient operations through productivity initiatives such as centralization of administrative tasks, optimization of economies of scale at the corporate level, and investment in more durable, longer-lived materials has helped us control operating expenses. These and other innovations contributed to limiting growth in controllable operating expense (defined as property expenses less taxes, insurance and utility expenses).
Redevelopment and Development
Our second line of business is the redevelopment and some development of apartment communities. Through these activities, we expect to create value by repositioning communities within our portfolio. We measure the rate and quality of financial returns by NAV creation, an important component of Economic Income, our primary measure of long-term financial performance. We undertake ground-up development when warranted by risk-adjusted investment returns, either directly or in connection with the redevelopment of an existing apartment community. When warranted, we rely on the expertise and credit of a third-party developer familiar with the local market to limit our exposure to construction risk.
We invest to earn leverage-neutral risk-adjusted returns in excess of those expected from the apartment communities sold in “paired trades” to fund the redevelopment or development. Of these two activities, we generally favor redevelopment because it permits adjustment to the scope and timing of spending to align with changing market conditions and customer preferences.
During the three months ended March 31, 2019, we invested $45.1 million in redevelopment and development. We continued phased redevelopment activities in Miami at our Flamingo South Beach and Bay Parc communities, and ground-up construction at Parc Mosaic in Boulder, Colorado, The Fremont on the Anschutz Medical Campus in Denver, Colorado, and Elm Creek Townhomes in Elmhurst, Illinois.
We also began a $23.7 million full redevelopment of 707 Leahy in Redwood City, California. This 110-home community is located in one of the most dynamic job markets in the world and benefits from higher density than permitted under the current zoning code. We expect this investment to generate a Free Cash Flow internal rate of return of approximately 9%.
Please see below under the Liquidity and Capital Resources – Redevelopment and Development heading for additional information regarding our redevelopment and development investment during the three months ended March 31, 2019.
Portfolio Management
Our portfolio of apartment communities is diversified across “A,” “B,” and “C+” price points, averaging “B/B+” in quality, and is geographically diversified across several of the largest markets in the United States. We measure the quality of apartment communities in our portfolio based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of local market average; as “B” quality apartment communities those earning rents between 90% and 125% of local market average; as “C+” quality apartment communities those earning rents greater than $1,100 per month, but lower than 90% of local market average; and as “C” quality apartment communities those earning rents less than $1,100 per month and lower than 90% of local market average. We classify as “B/B+” quality a portfolio that on average earns rents between 100% and 125% of local market average rents. Although some companies and analysts within the multifamily real estate industry use apartment community quality ratings of “A,” “B” and “C,” some of which are tied to local market rent averages, the metrics used to classify apartment community quality as well as the period for which local market rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multifamily real estate industry.
As part of our portfolio strategy, we seek to sell up to 10% of our portfolio annually and to reinvest the proceeds from such sales in accretive uses such as capital enhancements, redevelopments, some developments, and selective acquisitions with projected Free Cash Flow internal rates of return higher than expected from the communities being sold. Through this disciplined approach to capital recycling, we increase the quality and expected growth rate of our portfolio.

	Three Months Ended
	March 31,
	2019	2018
Average Revenue per Aimco apartment home (1)	$2,181	$2,052
Portfolio average rents as a percentage of local market average rents	113%	113%
Percentage A (1Q 2019 average revenue per Aimco apartment home $2,839)	52%	49%
Percentage B (1Q 2019 average revenue per Aimco apartment home $1,918)	32%	35%
Percentage C+ (1Q 2019 average revenue per Aimco apartment home $1,727)	16%	16%
(1) Represents average monthly rental and other property revenues (excluding resident reimbursement of utility cost) divided by the number of occupied apartment homes as of the end of the period.
Our average revenue per apartment home was $2,181 for the three months ended March 31, 2019, a 6% increase compared to 2018. This increase is due to year-over-year growth in Same Store revenue as well as our acquisition activities, lease-up of redevelopment communities, and the sale of communities with average monthly revenues per apartment home lower than those of the retained portfolio.
As we execute our portfolio strategy, we expect to increase average revenue per Aimco apartment home at a rate greater than market rent growth; increase Free Cash Flow margins; and maintain sufficient geographic and price point diversification to limit volatility and concentration risk.
Apartment Community Acquisitions
We evaluate potential acquisitions with an eye for unique and opportunistic investments and fund acquisitions pursuant to our strict “paired trade” discipline.
During the three months ended March 31, 2019, we made no acquisitions. In April 2019, we closed the $65.0 million acquisition of One Ardmore, the fifth and final community included in the Philadelphia portfolio acquisition announced in 2018. This 110-home apartment community is located in the heart of one of Philadelphia’s Main Line suburbs and most desirable submarkets. We acquired One Ardmore at the completion of construction and expect the community to be fully occupied before year-end.

Dispositions
During the three months ended March 31, 2019, we sold seven apartment communities with 2,206 apartment homes for gross proceeds of $408.6 million. Proceeds, net of debt repayment and transaction costs, were $340.2 million. Three communities are located in suburban Chicago, one in Alexandria, Virginia, one in Virginia Beach, Virginia, and two in Nashville, Tennessee. Proceeds from the sales were used to complete the leverage-neutral, “paired trade” funding for the Common Stock repurchases made during the three months ended December 31, 2018.
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
Our leverage includes our share of long-term, non-recourse, property debt encumbering apartment communities, outstanding borrowings on the revolving credit facility, and outstanding preferred equity.
For additional information regarding our leverage, please see the discussion under the Liquidity and Capital Resources heading.
Leverage Ratios
Our target ratios are Proportionate Debt and Preferred Equity to Adjusted EBITDAre below 7.0x and Adjusted EBITDAre to Adjusted Interest Expense and Preferred Dividends greater than 2.5x. Our leverage ratios for the three months ended March 31, 2019, are presented below:

	Leverage Ratios (1)	Pro forma Leverage Ratios (2)
Proportionate Debt to Adjusted EBITDAre	6.8x	7.0x
Proportionate Debt and Preferred Equity to Adjusted EBITDAre	7.2x	7.2x
Adjusted EBITDAre to Adjusted Interest Expense	3.4x	3.3x
Adjusted EBITDAre to Adjusted Interest Expense and Preferred Dividends	3.1x	3.2x

(1)	Adjusted EBITDAre has been calculated on a pro forma basis to reflect the disposition of seven apartment communities during the period as if the transactions had closed on January 1, 2019.

(2)
Our ratio of Pro forma Proportionate Debt and Preferred Equity to Adjusted EBITDAre has been calculated on a pro forma basis to reflect the redemption of our Class A Perpetual Preferred Stock as if it had occurred using cash on hand on March 31, 2019. Our Pro forma coverage ratios have been calculated on a pro forma basis to reflect the redemption of our Class A Perpetual Preferred Stock as if it had occurred on January 1, 2019.

We calculate Adjusted EBITDAre and Adjusted Interest Expense used in our leverage ratios based on the most recent three month amounts, annualized.
In 2019, we retitled our Adjusted EBITDA measure to Adjusted EBITDAre in our calculation of leverage ratios. The computation of Adjusted EBITDAre has been modified from our prior measure to include amortization of debt issuance costs as a component of interest expense in both the computation of Adjusted Interest Expense and EBITDAre. The impact of this change is less than 0.1x to each ratio. We also began including a reconciliation of net income to earnings before interest, taxes, depreciation and amortization for real estate, or EBITDAre, as defined by Nareit. Please refer to the Leverage Ratios section below.
Liquidity
Our liquidity consists of cash balances and available capacity on our revolving line of credit. As of March 31, 2019, we had cash and restricted cash of $198.4 million and had the capacity to borrow up to $723.1 million on our revolving credit facility, after consideration of $6.9 million of letters of credit backed by the facility. We use our credit facility primarily for working capital and other short-term purposes and to secure letters of credit.
We manage our financial flexibility by maintaining an investment grade rating and holding apartment communities that are unencumbered by property debt. At March 31, 2019, we held unencumbered apartment communities with an estimated fair market value of approximately $2.5 billion. In April 2019, we repaid, at par, $167.5 million of property-level debt maturing during the three months ended September 30, 2019, increasing the estimated value of our pool of unencumbered apartment communities to by $740.0 million to $3.3 billion.
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
Equity Capital Activities
On February 3, 2019, our Board of Directors declared a special dividend valued at $2.02 per share of Common Stock that consisted of $67.1 million in cash and 4.5 million shares of Common Stock, which was distributed on March 22, 2019. In order to facilitate comparisons with previous periods, our Board of Directors authorized a reverse split to neutralize the effect of the stock dividend. Taken together, the total number of shares outstanding after the stock dividend and reverse split was unchanged by the two actions.
On April 29, 2019, our Board of Directors declared a quarterly cash dividend of $0.39 per share of Class A Common Stock for the quarter ended March 31, 2019, representing an increase of 3% compared to the dividends paid during the three months ended June 30, 2018. This dividend is payable on May 31, 2019 to stockholders of record on May 17, 2019.
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
Financial Highlights
Net income attributable to common stockholders per common share increased by $1.34 during the three months ended March 31, 2019 compared to 2018, primarily due to gains on the sale of apartment communities in 2019.
Pro forma FFO per share increased $0.02 for the three months ended March 31, 2019 compared to 2018 due to the following items:

•	$0.04 from Same Store property net operating income growth of 5.5%, driven by a 4.2% increase in revenue, offset by a 0.8% increase in expenses;

•	$0.05 from net operating income contributions from redevelopment communities and 2018 property acquisitions; and

•	$0.01 lower interest expense; offset by

•	($0.08) contribution eliminated following the 2018 sale of the Asset Management business and sales in 2018 and 2019 of apartment communities to fund our investment activities.

AFFO per share increased $0.01 year-over-year due to the $0.02 increase in Pro forma FFO, offset $0.01 by an acceleration of capital replacement spending as compared to the previous year. For the year ended December 31, 2019, we expect total capital replacement spending to decline year-over-year as our portfolio continues to be upgraded with our capital invested in fewer, but more valuable, properties.
Detailed Results of Operations for the Three Months Ended March 31, 2019 compared to March 31, 2018
Net income attributable to Aimco increased by $190.3 million during the three months ended March 31, 2019 as compared to 2018. Net income attributable to the Aimco Operating Partnership increased by $201.7 million during the three months ended March 31, 2019 as compared to 2018. Details regarding the increases in net income are described more fully below.
Property Operations
As further described below, we have four segments: Same Store, Redevelopment and Development, Acquisition and Other Real Estate. Our Same Store segment includes Same Store communities, which are those that have reached a stabilized level of operations as of the beginning of a two-year comparable period and maintained it throughout the current and comparable prior year, and are not expected to be sold within 12 months. Our Redevelopment and Development segment includes apartment communities that are currently under construction that have not achieved a stabilized level of operations, and those that have been completed in recent years that have not achieved and maintained stabilized operations for both the current and comparable prior year. Our Acquisition segment includes those apartment communities which we have acquired since the beginning of a two-year comparable period. Our Other Real Estate segment primarily includes apartment communities that are subject to limitations on rent increases and communities that we expect to sell within 12 months but do not yet meet the criteria to be classified as held for sale.
As of March 31, 2019, our Same Store segment included 96 Same Store apartment communities with 28,039 apartment homes.
From December 31, 2018 to March 31, 2019, on a net basis, our Same Store segment increased by three apartment communities and 2,134 apartment homes. These changes consisted of:

•
the addition of seven redeveloped apartment communities with 2,698 apartment homes and one developed apartment community with 310 apartment homes, previously classified in the Redevelopment and Development segment, now classified as Same Store upon maintaining stabilized operations for the entirety of the periods presented;

•
the addition of one apartment community with 463 apartment homes, previously classified in the Acquisition segment, now classified as Same Store because we have now owned it for the entirety of both periods presented;

•
the addition of one apartment community with 246 apartments homes, previously classified in the Other Real Estate segment, which maintained stabilized operations for the entirety of the periods presented following a casualty event;

•
the addition of one apartment community with 72 apartment homes that we separated into a newly branded stand-alone community from an existing community that was previously classified in the Redevelopment and Development segment, resulting in an increase of one community with no change in the total number of apartment homes;

•	the reduction of two apartment communities with 153 apartment homes for which we commenced redevelopment during the period and were reclassified to the Redevelopment and Development segment;

•	the reduction of one apartment community with 78 apartment homes that we expect to sell within 12 months that is now classified in the Other Real Estate segment; and

•	the reduction of five apartment communities with 1,424 apartment homes that were sold as of March 31, 2019.
Also as of March 31, 2019, our Redevelopment and Development segment included seven apartment communities with 3,373 apartment homes; our Acquisition segment included six apartment communities with 1,480 apartment homes; and our Other Real Estate segment included 15 apartment communities with 1,315 apartment homes.
We use proportionate property net operating income to assess the operating performance of our apartment communities. Proportionate property net operating income reflects our share of rental and other property revenues, excluding resident utility reimbursement, less direct property operating expenses, net of resident utility reimbursement, for consolidated apartment communities. Accordingly, the results of operations of our segments discussed below are presented on a proportionate basis and exclude the results of four apartment communities with 142 apartment homes that we do not consolidate.
We do not include offsite costs associated with property management or casualty-related amounts in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below.

Refer to Note 8 in the condensed consolidated financial statements in Item 1 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expense.
The results of our segments for the three months ended March 31, 2019 and 2018, as presented below, are based on the apartment community populations as of March 31, 2019.

	Three Months Ended March 31,
(in thousands)	2019	2018	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Same Store	$175,719	$168,606	$7,113	4.2%
Redevelopment and Development	20,350	18,077	2,273	12.6%
Acquisition	9,993	1,580	8,413	532.5%
Other Real Estate	9,467	9,312	155	1.7%
Total	215,529	197,575	17,954	9.1%
Property operating expenses, net of utility reimbursements:
Same Store	47,137	46,755	382	0.8%
Redevelopment and Development	7,290	6,499	791	12.2%
Acquisition	2,855	523	2,332	445.9%
Other Real Estate	3,883	3,839	44	1.1%
Total	61,165	57,616	3,549	6.2%
Proportionate property net operating income:
Same Store	128,582	121,851	6,731	5.5%
Redevelopment and Development	13,060	11,578	1,482	12.8%
Acquisition	7,138	1,057	6,081	575.3%
Other Real Estate	5,584	5,473	111	2.0%
Total	$154,364	$139,959	$14,405	10.3%
For the three months ended March 31, 2019 compared to 2018, our Same Store proportionate property net operating income increased by $6.7 million, or 5.5%. This increase was primarily attributable to a $7.1 million, or 4.2%, increase in rental and other property revenues due to higher average revenues of $68 per Aimco apartment home comprised of increases in rental rates and a 90 basis point increase in average daily occupancy. Renewal rents, which is the rent paid by an existing resident who renewed a lease compared to the rent paid prior to renewal, were up 5.2%, and new lease rents, which is the rent paid by a new resident compared to the rent paid by the previous resident of the same apartment home, were up 0.8%, resulting in a weighted average increase of 2.9%. The increase in Same Store rental and other property revenues was partially offset by a $0.4 million, or 0.8%, increase in property operating expenses primarily due to higher real estate taxes partially offset by a decrease in utility expenses. During the three months ended March 31, 2019 compared to 2018, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, decreased by $0.5 million, or 2.1%.
Redevelopment and Development proportionate property net operating income increased by $1.5 million or 12.8%. This increase was primarily attributable to increased occupancy as redevelopments reach further stages of completion, partially offset by reduced net operating income due to de-leasing communities in preparation for redevelopment.
Acquisition proportionate property net operating income increased by $6.1 million or 575.3%. This increase was primarily attributable to a full period of operating activity at communities acquired in 2018, compared to a partial quarter of one community’s operations during the three months ended March 31, 2018.
Other Real Estate proportionate property net operating income increased by $0.1 million, or 2.0%, for the three months ended March 31, 2019 compared to 2018 primarily due to increased lease rates.
Non-Segment Real Estate Operations
Operating income amounts not attributed to our segments include offsite costs associated with property management, casualty losses, and the results of apartment communities sold, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance, please see Note 8 to the condensed consolidated financial statements in Item 1.

For the three months ended March 31, 2019, casualty losses totaled $2.1 million and included five claims related to fires and water and winter storm damage, with expected losses between $0.2 million and $0.4 million, and several minor claims. For the three months ended March 31, 2018, casualty losses totaled $1.1 million and included several claims primarily related to water and winter storm damage, partially offset by recovery from insurance carriers for insured losses in excess of policy limits.
Net operating income also decreased for the three months ended March 31, 2019 compared to 2018, by $8.5 million primarily due to the 2018 sale of our Asset Management business.
Depreciation and Amortization
For the three months ended March 31, 2019 compared to 2018, depreciation and amortization increased by $1.0 million, or 1.1%, primarily due to apartment homes acquired in 2018 and renovated apartment homes placed in service after their completion, partially offset by decreases associated with apartment communities sold.
General and Administrative Expenses
For the three months ended March 31, 2019, compared to 2018, general and administrative expenses decreased by $1.0 million, or 8.7%.
Other Expenses, Net
Other expenses, net includes costs associated with our risk management activities, partnership administration expenses and certain non-recurring items.
For the three months ended March 31, 2019 compared to 2018, other expenses increased by $2.7 million, primarily due to an increase in ground lease rent expense for a ground lease assumed in 2018.
Interest Expense
For the three months ended March 31, 2019 compared to 2018, interest expense, which includes the amortization of debt issuance costs, decreased by $6.4 million, or 13.4%. Lower interest on property-level debt following refinancing activity that occurred during 2018 and interest on corporate-level debt following the 2018 repayment of our term loan, partially offset by an increase in interest on property-level debt assumed in connection with our 2018 acquisition of the Philadelphia portfolio, contributed $3.1 million to the decrease. The remaining $3.3 million decrease was due to lower interest from the partnerships served by our Asset Management business, which we sold in 2018.
Income Tax (Expense) Benefit
Certain of our operations, including property management and risk management, are conducted through taxable REIT subsidiaries, or TRS entities. Additionally, some of our apartment communities are owned through TRS entities.
Our income tax (expense) benefit calculated in accordance with GAAP includes: (a) income taxes associated with the income or loss of our TRS entities including tax on gains on dispositions, for which the tax consequences have been realized or will be realized in future periods; (b) low income housing tax credits generated prior to the sale of our Asset Management business and four Hunters Point apartment communities that offset REIT taxable income, primarily from retained capital gains; and (c) historic tax credits that offset income tax obligations of our TRS entities. Income taxes related to these items, as well as changes in valuation allowance and the establishment of incremental deferred tax items in conjunction with intercompany asset transfers (if applicable), are included in income tax (expense) benefit in our condensed consolidated statements of operations.
We incurred income tax expense of $3.0 million during the three months ended March 31, 2019, compared to income tax benefit of $34.5 million during the same period in 2018, primarily due to the decrease in benefit recognized in 2018 in connection with an intercompany transfer of assets related to the Asset Management business and an increase in expense related to gains on the sales of apartment communities owned by the TRS entities.

Gain on Dispositions of Real Estate
The table below summarizes dispositions of apartment communities from our portfolio during the three months ended March 31, 2019 and 2018 (dollars in millions):

	Three Months Ended March 31,
	2019	2018
Number of apartment communities sold	7	3
Gross proceeds	$408.6	$71.9
Net proceeds (1)	$340.2	$64.6
Gain on disposition	$291.5	$52.6
(1) Net proceeds are after repayment of debt, if any, net working capital settlements, payments of transaction costs and debt prepayment penalties, if applicable.
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
For the three months ended March 31, 2019 and 2018, we allocated net income of $0.1 million and $6.2 million, respectively, to noncontrolling interests in consolidated real estate partnerships.

•
The allocation to noncontrolling interests resulting from operations of the consolidated apartment communities was $0.1 million of income for each of the three months ended March 31, 2019 and March 31, 2018.

•	We allocated gains on the sale of apartment communities to noncontrolling interests totaling $6.1 million for the three months ended March 31, 2018.
Noncontrolling Interests in Aimco Operating Partnership
In Aimco’s consolidated financial statements, noncontrolling interests in the Aimco Operating Partnership reflects the allocation of results to the OP Unit holders. For the three months ended March 31, 2019 compared to 2018, net income allocated to noncontrolling interests in the Aimco Operating Partnership increased by $11.4 million. Allocations to noncontrolling interests in the Aimco Operating Partnership fluctuate in proportion to variations in net income, as described above. The overall percentage of net income allocated to noncontrolling interests in the Aimco Operating Partnership increased due to the issuance of OP Units as partial consideration for the acquisition of apartment communities in May 2018 and the repurchases of Common Stock completed in 2018. These transactions increased the noncontrolling interests’ share in the Aimco Operating Partnership relative to Aimco’s ownership.
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
Our critical accounting policies are described in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the financial condition, results of operations, and cash flows for all periods presented.

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
We measure our long-term total return using Economic Income, which is a non-GAAP financial measure. Economic Income represents stockholder value creation as measured by the per share change in estimated net asset value, or NAV, plus cash dividends. We believe Economic Income is important to investors as it represents a measure of the total return we have earned for our stockholders. We report and reconcile Economic Income annually. Please refer to the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, for more information about Economic Income.
Nareit FFO, Pro forma FFO and AFFO are non-GAAP financial measures, which are defined and further described below under the Nareit Funds From Operations, Pro forma Funds From Operations and Adjusted Funds From Operations heading.
Free Cash Flow, or FCF, as calculated for our retained portfolio, represents an apartment community’s property net operating income, or NOI, less spending for Capital Replacements, which represents our estimation of the capital additions made to replace capital assets consumed during our ownership period (further discussed under the Nareit Funds From Operations, Pro forma Funds From Operations and Adjusted Funds From Operations heading and the Liquidity and Capital Resources heading). FCF margin as calculated for apartment communities sold represents the sold apartment community’s NOI less $1,200 per apartment home of assumed annual capital replacement spending, as a percentage of the apartment community’s rental and other property revenues. Capital replacement spending represents a measure of capital asset usage during the period; therefore, we believe that FCF is useful to investors as a supplemental measure of apartment community performance because it takes into consideration costs incurred during the period to replace capital assets that have been consumed during our ownership.
Nareit Funds From Operations, Pro Forma Funds From Operations and Adjusted Funds From Operations
Nareit FFO is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The National Association of Real Estate Investment Trusts, or Nareit, defines FFO as net income computed in accordance with GAAP, excluding: depreciation and amortization related to real estate; gains and losses from sales and impairment of depreciable assets and land used in our primary business; and income taxes directly associated with a gain or loss on sale of real estate, and including our share of the FFO of unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO. We calculate Nareit FFO attributable to Aimco common stockholders (diluted) by subtracting dividends on preferred stock and amounts allocated from FFO to participating securities.
In addition to Nareit FFO, we compute Pro forma FFO and AFFO, which are also non-GAAP financial measures that we believe are helpful to investors in understanding our short-term performance. Pro forma FFO represents Nareit FFO attributable to Aimco common stockholders (diluted), excluding certain amounts that are unique or occur infrequently.
In computing 2019 Pro forma FFO, we made the following adjustments:

•
Straight-line rent: In 2018, we assumed a 99-year ground lease with scheduled rent increases. Due to the terms of the lease, GAAP rent expense will exceed cash rent payments until 2076. We include the cash rent payments for this ground lease in Pro forma FFO, but exclude the incremental straight-line non-cash rent expense.

•
Litigation: During 2018, we were engaged in litigation with Airbnb, which was resolved in December 2018. Due to the unpredictable nature of these proceedings, related amounts recognized, net of income tax effect, are excluded from Pro forma FFO.

In computing 2018 Pro forma FFO, we made the following adjustments:

•	Litigation: Adjustment is described above.

•
Change in lease accounting: Effective January 1, 2019, we adopted accounting guidance that changed how we recognize costs incurred to obtain resident leases. For comparability between periods, we have recast 2018 as if the new standard was effective January 1, 2018. AFFO is unchanged by the new standard.

AFFO represents Pro forma FFO reduced by Capital Replacements, which represents our estimation of the actual capital additions made to replace capital assets consumed during our ownership period. When we make capital additions at an apartment community, we evaluate whether the additions extend the useful life of an asset as compared to its condition at the time we purchased the apartment community. We classify as Capital Improvements those capital additions that meet this criteria, and we classify as Capital Replacements those that do not. AFFO is a financial indicator we use to evaluate our short-term operational performance and is one of the factors that we use to determine the amounts of our dividend payments.
Nareit FFO, Pro forma FFO and AFFO should not be considered alternatives to net income, as determined in accordance with GAAP, as indications of our performance. Although we use these non-GAAP measures for comparability in assessing our performance compared to other REITs, not all REITs compute these same measures and those who do may not compute them in the same manner. Additionally, computation of AFFO is subject to our definition of Capital Replacement spending. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs.
For the three months ended March 31, 2019 and 2018, Aimco’s Nareit FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income attributable to Aimco common stockholders (1)	$271,568	$81,525
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	91,374	90,394
Gain on dispositions and other, net of noncontrolling partners’ interest	(291,473)	(47,023)
Income tax adjustments related to gain on dispositions and tax-related other items (2)	6,526	(30,720)
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	10,249	(557)
Amounts allocable to participating securities	316	(15)
Nareit FFO attributable to Aimco common stockholders – diluted	$88,560	$93,604
Litigation, net (3)	25	349
Change in lease accounting (4)	—	(707)
Straight-line rent (5)	2,307	—
Pro forma FFO attributable to Aimco common stockholders – diluted	$90,892	$93,246
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(9,711)	(9,060)
AFFO attributable to Aimco common stockholders – diluted	$81,181	$84,186

Total shares and dilutive share equivalents used to calculate Net income and Nareit FFO per share (6)	144,445	152,000
Adjustment to weight reverse stock split (7)	3,888	4,740
Pro forma shares and dilutive share equivalents used to calculate Pro forma FFO and AFFO per share	148,333	156,740

Net income attributable to Aimco per common share – diluted	$1.88	$0.54
FFO per share – diluted	$0.61	$0.62
Pro forma FFO per share – diluted	$0.61	$0.59
AFFO per share – diluted	$0.55	$0.54

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP.

(2)
Income taxes related to gain on dispositions and other items for the three months ended March 31, 2018 included a $33.6 million tax benefit related to an intercompany transfer of assets related to the Asset Management business, which was sold in July 2018. Upon completion of the sale, the deferred tax asset that resulted from the intercompany transfer was realized. Accordingly, we excluded the benefit related to the reorganization from Nareit FFO.

(3)
During 2018, we were engaged in litigation with Airbnb, which was resolved in December 2018. Due to the unpredictable nature of these proceedings, related amounts recognized, net of income tax effect, are excluded from Pro forma FFO. These costs are included in other expenses, net, in our condensed consolidated statements of operations.

(4)
Effective January 1, 2019, we adopted accounting guidance that changed how we recognize costs incurred to obtain resident leases. For comparability of Pro forma FFO between periods, we have recast 2018 as if the new standard was effective January 1, 2018. AFFO is unchanged by the new standard.

(5)
In 2018, we assumed a 99-year ground lease with scheduled rent increases. Due to the terms of the lease, GAAP rent expense will exceed cash rent payments until 2076. We include the cash payments for this ground lease in Pro forma FFO, but exclude the incremental straight-line non-cash rent expense. The rent expense for this lease is included in other expenses, net, in our condensed consolidated statements of operations.

(6)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP.

(7)
During the three months ended March 31, 2019, we completed a reverse stock split and a special dividend paid primarily in stock. For stock splits, GAAP requires the restatement of weighted average shares as if the reverse stock split occurred at the beginning of the period presented; while shares issued in the special dividend are included in weighted average shares outstanding from the date issued. To minimize confusion and facilitate comparison of period-over-period Pro forma FFO and AFFO, we calculated pro forma weighted average shares for the three months ended March 31, 2019 based on the effective date of the reverse stock split and ex-dividend date for the shares issued in the special dividend, thereby eliminating the per-share impact of the GAAP treatment to Aimco’s reported Pro forma FFO and AFFO.

Refer to the Results of Operations heading for discussion of our Pro forma FFO and AFFO results for 2019 compared to their comparable periods in 2018.
Refer to the Liquidity and Capital Resources section for further information regarding our capital investing activities, including Capital Replacements.
The Aimco Operating Partnership does not separately compute or report Nareit FFO, Pro forma FFO or AFFO. However, based on Aimco’s method for allocation of such amounts to noncontrolling interests in the Aimco Operating Partnership, as well as limited differences between the amounts of net income attributable to Aimco’s common stockholders and the Aimco Operating Partnership’s unit holders during the periods presented, Nareit FFO, Pro forma FFO and AFFO amounts on a per unit basis for the Aimco Operating Partnership would be expected to be substantially the same as the corresponding per share amounts for Aimco.
Leverage Ratios
Our leverage strategy targets the ratio of Proportionate Debt and Preferred Equity to Adjusted EBITDAre to be below 7.0x and the ratio of Adjusted EBITDAre to Adjusted Interest Expense and Preferred Dividends to be greater than 2.5x. We believe these ratios, which are based in part on non-GAAP financial information, are commonly used by investors and analysts to assess the relative financial risk associated with balance sheets of companies within the same industry, and they are believed to be similar to measures used by rating agencies to assess entity credit quality. EBITDAre and Adjusted EBITDAre should not be considered alternatives to net income (loss) as determined in accordance with GAAP as indicators of performance. There can be no assurance that our method of calculating EBITDAre and Adjusted EBITDAre is comparable with that of other real estate investment trusts.
Proportionate Debt, as used in our leverage ratios, is a non-GAAP measure and includes our share of the long-term, non-recourse property debt and outstanding borrowings under our revolving credit facility. Proportionate Debt excludes unamortized debt issue costs because these amounts represent cash expended in earlier periods and do not reduce our contractual obligations. We reduce our recorded debt by the amounts of cash and restricted cash on-hand, which are primarily restricted under the terms of our property debt agreements, assuming these amounts would be used to reduce our outstanding leverage. We further reduce our recorded debt by the value of our investment in a securitization trust that holds certain of our property debt, as our payments of principal and interest associated with such property debt will ultimately repay our investments in the trust.
We believe Proportionate Debt is useful to investors as it is a measure of our net exposure to debt obligations. Proportionate Debt, as used in our leverage ratios, is calculated as set forth in the table below.

Preferred Equity, as used in our leverage ratios, represents the redemption amounts for Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units. Preferred Equity, although perpetual in nature, is another component of our overall leverage. The reconciliation of total indebtedness to Proportionate Debt and Preferred Equity, as used in our leverage ratios, is as follows (in thousands):

March 31, 2019
Total indebtedness	$3,929,023
Adjustments:
Debt issue costs related to non-recourse property debt	20,430
Proportionate share adjustments related to debt obligations of consolidated and unconsolidated partnerships	(9,529)
Cash and restricted cash	(198,389)
Proportionate share adjustments related to cash and restricted cash held by consolidated and unconsolidated partnerships	891
Securitization trust investment	(90,064)
Proportionate Debt	$3,652,362
Pro forma adjustment to cash (1)	125,000
Pro forma Proportionate Debt	$3,777,362

Preferred stock	$125,000
Preferred OP Units	101,195
Preferred Equity	$226,195
Pro forma adjustment to Preferred Stock (1)	(125,000)
Pro forma Preferred Equity	$101,195

Proportionate Debt and Preferred Equity	$3,878,557

(1) Proportionate Debt and Preferred Equity have been adjusted on a pro forma basis to reflect the redemption of the Class A Perpetual Preferred Stock as if it had occurred using cash on hand on March 31, 2019.

We calculate Adjusted EBITDAre used in our leverage ratios based on the most recent three month amounts, annualized. EBITDAre and Adjusted EBITDAre are non-GAAP measures, which we believe are useful to investors, creditors and rating agencies as a supplemental measure of our ability to incur and service debt because they are recognized measures of performance by the real estate industry and allows for comparison of our credit strength to different companies. Nareit defines EBITDAre as net income computed in accordance with GAAP, before interest expense, income taxes, depreciation and amortization expense, further adjusted for:

•	gains and losses on the dispositions of depreciated property;

•	impairment write-downs of depreciated property;

•	impairment write-downs of investments in unconsolidated partnerships caused by a decrease in the value of the depreciated property in such partnerships; and

•	adjustments to reflect the Aimco’s share of EBITDAre of investments in unconsolidated entities.

We define Adjusted EBITDAre as EBITDAre adjusted to exclude the effect of the following items for the reasons set forth below:

•
net income attributable to noncontrolling interests consolidated real estate partnerships and EBITDAre adjustments attributable to noncontrolling interests, to allow investors to compare a measure of our earnings before the effects of our capital structure and indebtedness with that of other companies in the real estate industry;

•
the amount of interest income related to our investment in the subordinated tranches in a securitization trust holding primarily Aimco property debt, as we view our interest cost on this debt to be net of any interest income received from the investment; and

•
the amount by which GAAP rent expense exceeds cash rents for a long-term ground lease for which expense exceeds cash payments until 2076. The excess of the GAAP rent expense over the cash payments for this lease does not reflect a current obligation that affects our ability to service debt.

In 2019, we retitled our Adjusted EBITDA measure to Adjusted EBITDAre in our calculation of leverage ratios. The computation of Adjusted EBITDAre has been modified from our prior measure to include amortization of debt issuance costs as a component of interest expense in both the computation of Adjusted Interest Expense and EBITDAre. The impact of this change is less than 0.1x to each ratio. We also began including a reconciliation of net income to EBITDAre. EBITDAre is defined by Nareit and provides for an additional performance measure independent of capital structure for greater comparability between real estate investment trusts. The reconciliation of net income to EBITDAre and Adjusted EBITDAre, as used in our leverage ratios, is as follows (in thousands):

Three Months Ended March 31, 2019
Net income	$291,295
Adjustments:
Interest expense	41,409
Income tax expense	2,981
Depreciation and amortization	93,565
Gain on disposition of real estate	(291,473)
Adjustment related to EBITDAre of unconsolidated partnerships	210
EBITDAre	$137,987
Net income attributable to noncontrolling interests in Aimco Operating Partnership	(91)
EBITDAre adjustments attributable to noncontrolling interests	(414)
Interest income received on securitization investment	(2,002)
Straight-line rent adjustment	2,460
Pro forma adjustment (1)	(3,651)
Adjusted EBITDAre	$134,289
Annualized Adjusted EBITDAre	$537,156

(1) Adjusted EBITDAre has been calculated on a pro forma basis to reflect the disposition of seven apartment communities during the period as if the transactions had closed on January 1, 2019.
We calculated Adjusted Interest Expense, as used in our leverage ratios, based on the most recent three months, annualized. Adjusted Interest Expense is a non-GAAP measure that we believe is meaningful for investors and analysts as it presents our share of current recurring interest requirements associated with leverage. Adjusted Interest Expense represents our proportionate share of interest expense on non-recourse property debt and interest expense on our revolving credit facility borrowings. We exclude from our calculation of Adjusted Interest Expense:

•	debt prepayment penalties, which are items that, from time to time, affect our interest expense but are not representative of our scheduled interest obligations; and

•
the income we receive on our investment in the securitization trust that holds certain of our property debt, as this income is being generated indirectly from interest we pay with respect to property debt held by the trust.

Preferred Dividends represents the dividends paid on Aimco’s preferred stock and the distributions paid on the Aimco Operating Partnership’s preferred OP Units, exclusive of preferred equity redemption related amounts. We add Preferred Dividends to Adjusted Interest Expense for a more complete picture of the interest and dividend requirements of our leverage, inclusive of perpetual preferred equity.
The reconciliation of interest expense to Adjusted Interest Expense and Preferred Dividends, as used in our leverage ratios, is as follows (in thousands):

	Three Months Ended March 31, 2019
	Adjusted Interest Expense and Preferred Dividends	Pro forma adjustment (1)	Pro forma Adjusted Interest Expense and Preferred Dividends
Interest expense	$41,409	$1,125	$42,534
Adjustments:
Proportionate share adjustments related to interest of consolidated and unconsolidated partnerships	(93)	—	(93)
Interest income earned on securitization trust investment	(2,002)	—	(2,002)
Adjusted Interest Expense	$39,314	$1,125	$40,439

Preferred stock dividends	2,148	(2,148)	—
Preferred OP Unit distributions	1,934	—	1,934
Preferred Dividends	4,082	(2,148)	1,934
Adjusted Interest Expense and Preferred Dividends	$43,396	$(1,023)	$42,373

Annualized Adjusted Interest Expense	$157,256		$161,756
Annualized Adjusted Interest Expense and Preferred Dividends	$173,584		$169,492

(1) Pro forma Adjusted Interest Expense and Pro forma Preferred Dividends have been calculated on a pro forma basis to to reflect the redemption of the Class A Perpetual Preferred Stock as if it had occurred on January 1, 2019.

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
As of March 31, 2019, our primary sources of liquidity were as follows:

•	$162.3 million in cash and cash equivalents;

•
$36.1 million of restricted cash, which consists primarily of escrows related to resident security deposits and reserves and escrows held by lenders for capital additions, property taxes and insurance; and

•	$723.1 million of capacity to borrow under our revolving credit facility after consideration of $6.9 million of letters of credit backed by the facility.

As of March 31, 2019, we held unencumbered apartment communities with an estimated fair market value of approximately $2.5 billion. In April 2019, we repaid, at par, $167.5 million of property-level debt maturing during the three months ended September 30, 2019, increasing the estimated value of our pool of unencumbered apartment communities by $740.0 million to $3.3 billion.
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
As of March 31, 2019, approximately 92.9% of our leverage consisted of property-level, non-recourse, long-dated, amortizing debt. Approximately 93.3% of this property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation. The weighted average maturity of our property-level debt was 7.8 years. On average, 7.4% of our unpaid principal balances will mature each year from 2020 through 2022.
While our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt, we also have a credit facility with a syndicate of financial institutions. As of March 31, 2019, we had $70.0 million, or 1.7% of leverage, drawn against our revolving credit facility and the capacity to borrow an additional $723.1 million after consideration of $6.9 million of letters of credit backed by the facility.
As of March 31, 2019, our outstanding perpetual preferred equity represented approximately 5.4% of total leverage. On April 15, 2019, we called our Class A Perpetual Preferred Stock to be redeemed on May 16, 2019. Preferred Equity is perpetual in nature; however, we have computed the weighted average maturity of our total leverage assuming a 40 year maturity on our preferred securities other than our Class A Perpetual Preferred Stock.
The combination of non-recourse property-level debt, borrowings under our revolving credit facility and perpetual preferred equity that comprises our total leverage, reduces our refunding and re-pricing risk. The weighted average maturity for our total leverage described above was 8.5 years as of March 31, 2019 excluding the Class A Perpetual Preferred Stock, which we called for redemption on May 16, 2019.
Under the revolving credit facility, we have agreed to maintain a Fixed Charge Coverage ratio of 1.40x, as well as comply with other covenants customary for similar revolving credit arrangements. For the trailing twelve month period ended March 31, 2019, our Fixed Charge Coverage ratio was 2.05x, compared to a ratio of 2.02x for the trailing twelve month period ended March 31, 2018. We expect to remain in compliance with this covenant during the next 12 months.
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

Operating Activities
For the three months ended March 31, 2019, net cash provided by operating activities was $81.6 million. Our operating cash flow is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the three months ended March 31, 2019 increased by $0.3 million compared to 2018, due to improved operating results of our Same Store communities and increased contribution from our redevelopment and lease-up communities, offset by lower net operating income associated with apartment communities and the Asset Management business sold in 2018.
Investing Activities
For the three months ended March 31, 2019, net cash provided by investing activities of $252.4 million consisted primarily of proceeds from the disposition of seven apartment communities, partially offset by capital expenditures. Capital expenditures totaled $85.5 million and $75.6 million during the three months ended March 31, 2019 and 2018, respectively. We generally fund capital expenditures with cash provided by operating activities and cash proceeds from apartment community sales.
Further information about the dispositions completed during the three months ended March 31, 2019 is included in Note 3 to the condensed consolidated financial statements in Item 1.
Capital additions for our Real Estate segment totaled $75.9 million and $73.6 million during the three months ended March 31, 2019 and 2018, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.
We categorize capital spending for communities in our portfolio broadly into seven primary categories:

•
capital replacements, which do not increase the useful life of an asset from its original purchase condition. Capital replacements represent capital additions made to replace the portion of acquired apartment communities consumed during our period of ownership;

•
capital improvements, which represent capital additions made to replace the portion of acquired apartment communities consumed prior to our period of ownership, and not contemplated in our underwriting of an acquisition;

•
capital enhancements, which may include kitchen and bath remodeling, energy conservation projects and investments in longer-lived materials designed to reduce turnover costs and maintenance, all of which are generally lesser in scope than redevelopment additions and do not significantly disrupt property operations;

•	initial capital expenditures, which represent capital additions contemplated in the underwriting of our recently acquired communities;

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

•
casualty capital additions, which represent capitalized costs incurred in connection with the restoration of an apartment community after a casualty event such as a severe snow storm, hurricane, tornado, flood or fire.

We exclude the amounts of capital spending related to apartment communities sold or classified as held for sale at the end of the period from the foregoing measures. We have also excluded from these measures indirect capitalized costs, which are not yet allocated to apartment communities with capital additions, and their related capital spending categories.

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018, are presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
Real Estate
Capital replacements	$8,104	$6,136
Capital improvements	2,311	1,763
Capital enhancements	15,828	17,796
Redevelopment additions	18,918	40,181
Development additions	26,211	5,720
Initial capital expenditures	2,705	159
Casualty capital additions	1,821	1,872
Real Estate capital additions	75,898	73,627
Plus: additions related to consolidated Asset Management communities and apartment communities sold or held for sale	1,755	6,273
Consolidated capital additions	77,653	79,900
Plus: net change in accrued capital spending	7,893	(4,299)
Capital expenditures per condensed consolidated statement of cash flows	$85,546	$75,601
For the three months ended March 31, 2019 and 2018, we capitalized $2.1 million and $2.0 million of interest costs, respectively, and $8.9 million of other direct and indirect costs for both periods.
We invested $15.8 million in capital enhancements during the three months ended March 31, 2019, and we anticipate a full year investment ranging from $80 million to $100 million.
Redevelopment and Development
We execute redevelopments using a range of approaches. We prefer to limit risk by executing redevelopments using a phased approach, in which we renovate an apartment community in stages. Smaller phases provide us the flexibility to maintain current earnings while aligning the timing of the completed apartment homes with market demand. The following table summarizes ongoing redevelopments of this nature at March 31, 2019 (dollars in millions):

	Location	Apartment Homes Approved for Redevelopment	Estimated Net Investment	Inception-to-Date Net Investment
Bay Parc	Miami, FL	60	$24.1	$21.8
Flamingo South Beach	Miami Beach, FL	—	39.7	21.3
Total		60	$63.8	$43.1

When smaller redevelopment phases are not possible, we may engage in redevelopment activities where an entire building or community is vacated. Additionally, we undertake ground-up development when warranted by risk-adjusted investment returns, either directly or in connection with the redevelopment of an existing apartment community. The following table summarizes our investments related to these developments and redevelopments at March 31, 2019 (dollars in millions):

	Location	Apartment Homes Approved for Redevelopment or Development	Estimated Net Investment	Inception-to-Date Net Investment	Stabilized Occupancy	NOI Stabilization
707 Leahy	Redwood City, CA	110	$23.7	$2.0	3Q 2020	4Q 2021
The Fremont	Denver, CO (MSA)	253	87.0	18.7	3Q 2021	4Q 2022
Elm Creek Townhomes	Elmhurst, IL	58	35.1	11.3	2Q 2021	3Q 2022
Parc Mosaic	Boulder, CO	226	117.0	86.9	4Q 2020	1Q 2022
Total		647	$262.8	$118.9
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
Our total estimated net investment in redevelopment and development is $326.6 million with a projected weighted average net operating income yield on these investments of 5.9%, assuming untrended rents. Of this total, $162.0 million has been funded. We expect to fund the remaining redevelopment and development investment through a combination of leverage and proceeds from community sales.
During the three months ended March 31, 2019, we invested $45.1 million in redevelopment and development. We continued phased redevelopment activities in Miami at our Flamingo South Beach and Bay Parc communities, and ground-up construction at Parc Mosaic in Boulder, Colorado, The Fremont on the Anschutz Medical Campus in Denver, Colorado, and Elm Creek Townhomes in Elmhurst, Illinois.
We also began a $23.7 million full redevelopment of 707 Leahy in Redwood City, California. This 110-home community is well positioned, surrounded by one of the most dynamic job markets in the world, and has higher density than could be built in this location under current zoning code. We expect this investment to generate a Free Cash Flow internal rate of return of approximately 9%.
Financing Activities
For the three months ended March 31, 2019, net cash used in financing activities of $208.2 million was attributed to the items discussed below.
Net borrowings on our revolving credit facility primarily relate to the timing of apartment community acquisitions and dispositions and of property debt financing activities.
Principal payments on property loans during the period totaled $19.6 million of scheduled principal amortization.
Net cash used in financing activities also includes $75.3 million of payments to equity holders, as further detailed in the table below.

Equity and Partners’ Capital Transactions
The following table presents the Aimco Operating Partnership’s distribution activity (including distributions paid to Aimco) during the three months ended March 31, 2019 (in thousands):

Cash distributions paid by the Aimco Operating Partnership to preferred unitholders (1)	$4,082
Cash distributions paid by the Aimco Operating Partnership to common unitholders (2)	71,172
Total cash distributions paid by the Aimco Operating Partnership	$75,254

(1)	$2.1 million represented distributions to Aimco, and $1.9 million represented distributions paid to holders of OP Units.

(2)	$67.4 million represented distributions to Aimco, and $3.8 million represented distributions paid to holders of OP Units.
The following table presents Aimco’s dividends paid to outside stock or OP Unit holders during the three months ended March 31, 2019 (in thousands):

Cash distributions paid to holders of OP Units	$5,701
Cash dividends paid by Aimco to preferred stockholders	2,148
Cash dividends paid by Aimco to common stockholders	67,405
Total cash dividends and distributions paid by Aimco	$75,254
Future Capital Needs
We expect to fund any future acquisitions, redevelopment, development, and other capital spending principally with proceeds from apartment community sales, short-term borrowings, debt and equity financing and operating cash flows. Our near term business plan does not contemplate the issuance of equity.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
As of the date of this report, there have been no material changes from the market risk information provided in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2018.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Aimco
(a) Unregistered Sales of Equity Securities. Aimco did not issue any unregistered shares of Common Stock during the three months ended March 31, 2019.
(c) Repurchases of Equity Securities. The following table summarizes Aimco’s share repurchases (in thousands, except for per share data) for the three months ended March 31, 2019.

Fiscal period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
January 1 - January 31, 2019	475	$43.54	475	10,630
February 1 - February 28, 2019	—	—	—	10,630
March 1 - March 31, 2019	—	—	—	10,630
Total	475	$43.54	475

(1)
Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

The Aimco Operating Partnership
(a) Unregistered Sales of Equity Securities. The Aimco Operating Partnership did not issue any unregistered OP Units during the three months ended March 31, 2019.
(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, limited partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the three months ended March 31, 2019, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases, or redemptions in exchange for cash, of the Aimco Operating Partnership’s equity securities for the three months ended March 31, 2019.

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2019	319	$45.46	N/A	N/A
February 1 - February 28, 2019	17,373	48.62	N/A	N/A
March 1 - March 31, 2019	34,400	49.34	N/A	N/A
Total	52,092	$49.08

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

ITEM 6.	Exhibits
The following exhibits are filed with this report:

EXHIBIT NO. (1)	DESCRIPTION
3.1	Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, is incorporated herein by this reference)
3.2	Charter - Articles of Amendment (Exhibit 3.1 to Aimco’s Current Report on Form 8-K dated February 20, 2019, is incorporated herein by this reference)
3.3	Amended and Restated Bylaws (Exhibit 3.1 to Aimco’s Current Report on Form 8-K dated January 26, 2016, is incorporated herein by this reference)
10.1
Fifth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 29, 1994, as amended and restated as of April 5, 2019 (Exhibit 10.1 to Aimco’s Annual Report on Form 8-K dated April 9, 2019, in incorporated herein by this reference)

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
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: May 3, 2019