Form 10-Q
period 2019-06-30
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2019-08-09
CIK 922864, 926660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Apartment Investment and Management Company:	☐	AIMCO Properties, L.P.:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Apartment Investment and Management Company: Yes ☐ No ☒	AIMCO Properties, L.P.: Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aimco Investment and Management Company Class A Common Stock	AIV	New York Stock Exchange

The number of shares of Apartment Investment and Management Company Class A Common Stock outstanding as of August 8, 2019: 148,884,199

The number of AIMCO Properties, L.P. Partnership Common Units outstanding as of August 8, 2019:  158,452,309

EXPLANATORY NOTE

This filing combines the reports on Form 10-Q for the quarterly period ended June 30, 2019, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean, collectively, Aimco, the Aimco Operating Partnership and their consolidated entities.

Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of, and as of June 30, 2019, owned a 93.9% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 6.1% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Buildings and improvements	$6,570,710	$6,552,065
Land	1,741,531	1,756,525
Total real estate	8,312,241	8,308,590
Accumulated depreciation	(2,593,241)	(2,585,115)
Net real estate	5,719,000	5,723,475
Cash and cash equivalents	33,958	36,858
Restricted cash	31,949	35,737
Other assets	455,897	351,541
Assets held for sale	—	42,393
Total assets	$6,240,804	$6,190,004
LIABILITIES AND EQUITY
Non-recourse property debt, net	$3,702,487	$3,915,305
Revolving credit facility borrowings	294,960	160,360
Total indebtedness	3,997,447	4,075,665
Accrued liabilities and other	299,313	226,230
Liabilities related to assets held for sale	—	23,177
Total liabilities	4,296,760	4,325,072
Preferred noncontrolling interests in Aimco Operating Partnership	101,178	101,291
Commitments and contingencies (Note 5)
Equity:
Perpetual Preferred Stock	—	125,000
Common Stock, $0.01 par value, 500,787,260 shares authorized, 148,827,363 and 144,623,034 shares issued/outstanding at June 30, 2019 and December 31, 2018, respectively	1,488	1,446
Additional paid-in capital	3,498,629	3,515,686
Accumulated other comprehensive income	4,866	4,794
Distributions in excess of earnings	(1,741,765)	(1,947,507)
Total Aimco equity	1,763,218	1,699,419
Noncontrolling interests in consolidated real estate partnerships	(2,718)	(2,967)
Common noncontrolling interests in Aimco Operating Partnership	82,366	67,189
Total equity	1,842,866	1,763,641
Total liabilities and equity	$6,240,804	$6,190,004

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUES
Rental and other property revenues attributable to real estate	$224,200	$231,130	$454,435	$456,523
Asset Management business rental and tax credit revenues	—	19,057	—	41,384
Total revenues	224,200	250,187	454,435	497,907
OPERATING EXPENSES
Property operating expenses attributable to real estate	75,839	76,031	155,023	154,318
Property operating expenses of partnerships served by Asset Management business	—	9,062	—	18,257
Depreciation and amortization	91,924	97,485	185,489	190,033
General and administrative expenses	12,124	13,882	22,493	25,237
Other expenses, net	4,209	4,366	9,912	7,324
Total operating expenses	184,096	200,826	372,917	395,169

Interest income	3,065	2,884	5,791	5,056
Interest expense	(39,541)	(49,906)	(80,950)	(97,701)
Gain on dispositions of real estate	64,310	310	355,783	53,505
Other, net	231	200	303	424
Income before income tax benefit (expense)	68,169	2,849	362,445	64,022
Income tax benefit (expense)	1,827	4,307	(1,154)	38,824
Net income	69,996	7,156	361,291	102,846
Noncontrolling interests:
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(70)	(45)	(161)	(6,251)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,933)	(1,934)	(3,867)	(3,871)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(3,534)	(140)	(18,671)	(3,895)
Net income attributable to noncontrolling interests	(5,537)	(2,119)	(22,699)	(14,017)
Net income attributable to Aimco	64,459	5,037	338,592	88,829
Net income attributable to Aimco preferred stockholders	(5,187)	(2,149)	(7,335)	(4,297)
Net income attributable to participating securities	(38)	(71)	(455)	(190)
Net income attributable to Aimco common stockholders	$59,234	$2,817	$330,802	$84,342
Net income attributable to Aimco per common share – basic	$0.40	$0.02	$2.25	$0.56
Net income attributable to Aimco per common share – diluted	$0.40	$0.02	$2.25	$0.55
Weighted average common shares outstanding – basic	148,367	151,963	146,994	151,918
Weighted average common shares outstanding – diluted	148,599	152,093	147,220	152,048

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$69,996	$7,156	$361,291	$102,846
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale debt securities	16	(451)	77	(1,051)
Unrealized (losses) gains on interest rate swaps	—	(4)	—	415
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	—	100	—	219
Other comprehensive income (loss)	16	(355)	77	(417)
Comprehensive income	70,012	6,801	361,368	102,429
Comprehensive income attributable to noncontrolling interests	(5,538)	(2,100)	(22,704)	(13,995)
Comprehensive income attributable to Aimco	$64,474	$4,701	$338,664	$88,434

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended June 30, 2019 and 2018

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnerships	Total Equity
Balances at March 31, 2018	5,000	$125,000	152,568	$1,525	$3,885,327	$3,544	$(2,345,206)	$1,670,190	$(2,755)	$(4,788)	$1,662,647
Issuance of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	50,151	50,151
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	(648)	(648)
Amortization of share-based compensation cost	—	—	2	—	1,850	—	—	1,850	—	423	2,273
Effect of changes in ownership of consolidated entities	—	—	—	—	101	—	—	101	—	704	805
Other, net	—	—	22	1	30	—	(2)	29	—	—	29
Net income	—	—	—	—	—	—	5,037	5,037	45	140	5,222
Change in accumulated other comprehensive income	—	—	—	—	—	(336)	—	(336)	—	(19)	(355)
Cash dividends paid to Common Stockholders	—	—	—	—	—	—	(59,781)	(59,781)	—	—	(59,781)
Cash dividends paid to Preferred Stockholders	—	—	—	—	—	—	(2,149)	(2,149)	—	—	(2,149)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(274)	(3,135)	(3,409)
Balances at June 30, 2018	5,000	$125,000	152,592	$1,526	$3,887,308	$3,208	$(2,402,101)	$1,614,941	$(2,984)	$42,828	$1,654,785

Balances at March 31, 2019	5,000	$125,000	148,758	$1,488	$3,495,295	$4,851	$(1,742,998)	$1,883,636	$(2,857)	$79,493	$1,960,272
Redemption of Preferred Stock	(5,000)	(125,000)	—	—	4,089	—	(4,089)	(125,000)	—	—	(125,000)
Issuance of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	3,034	3,034
Redemption of Aimco Operating Partnership Units	—	—	70	1	3,422	—	—	3,423	—	(4,998)	(1,575)
Amortization of share-based compensation cost	—	—	—	—	1,190	—	—	1,190	—	796	1,986
Effect of changes in ownership of consolidated entities	—	—	—	—	(4,851)	—	—	(4,851)	1,042	3,809	—
Purchase of noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	—	—	(917)	—	(917)
Other, net	—	—	(1)	(1)	—	—	—	(1)	—		(1)
Net income	—	—	—	—	—	—	64,459	64,459	70	3,534	68,063
Change in accumulated other comprehensive income	—	—	—	—	—	15	—	15	—	1	16
Cash dividends paid to Common Stockholders	—	—	—	—	—	—	(58,039)	(58,039)	—	—	(58,039)
Common Stock issued to Common Stockholders in special dividend	—	—	—	—	(516)	—	—	(516)	—	—	(516)
Cash dividends paid to Preferred Stockholders	—	—	—	—	—	—	(1,098)	(1,098)	—	—	(1,098)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(56)	(3,303)	(3,359)
Balances at June 30, 2019	—	$—	148,827	$1,488	$3,498,629	$4,866	$(1,741,765)	$1,763,218	$(2,718)	$82,366	$1,842,866

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2019 and 2018

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnerships	Total Equity
Balances at December 31, 2017	5,000	$125,000	152,435	$1,524	$3,900,090	$3,603	$(2,367,073)	$1,663,144	$(1,716)	$(5,675)	$1,655,753
Issuance of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	50,151	50,151
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	(7,611)	(7,611)
Amortization of share-based compensation cost	—	—	21	—	4,481	—	—	4,481	—	780	5,261
Effect of changes in ownership of consolidated entities	—	—	—	—	(17,385)	—	—	(17,385)	—	7,283	(10,102)
Other, net	—	—	136	2	122	—	(2)	122	—	—	122
Net income	—	—	—	—	—	—	88,829	88,829	6,251	3,895	98,975
Change in accumulated other comprehensive income	—	—	—	—	—	(395)	—	(395)	—	(22)	(417)
Cash dividends paid to Common Stockholders	—	—	—	—	—	—	(119,558)	(119,558)	—	—	(119,558)
Cash dividends paid to Preferred Stockholders	—	—	—	—	—	—	(4,297)	(4,297)	—	—	(4,297)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7,519)	(5,973)	(13,492)
Balances at June 30, 2018	5,000	$125,000	152,592	$1,526	$3,887,308	$3,208	$(2,402,101)	$1,614,941	$(2,984)	$42,828	$1,654,785

Balances at December 31, 2018	5,000	$125,000	144,623	$1,446	$3,515,686	$4,794	$(1,947,507)	$1,699,419	$(2,967)	$67,189	$1,763,641
Repurchases of Common Stock	—	—	(461)	(5)	(20,677)	—	—	(20,682)	—	—	(20,682)
Redemption of Preferred Stock	(5,000)	(125,000)	—	—	4,089	—	(4,089)	(125,000)	—	—	(125,000)
Issuance of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	3,034	3,034
Redemption of Aimco Operating Partnership Units	—	—	70	1	3,422	—	—	3,423	—	(7,555)	(4,132)
Amortization of share-based compensation cost	—	—	22	—	3,632	—	—	3,632	—	1,592	5,224
Effect of changes in ownership of consolidated entities	—	—	—	—	(7,019)	—	—	(7,019)	1,042	5,977	—
Purchase of noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	—	—	(917)	—	(917)
Other, net	—	—	81	1	57	—	—	58	19	—	77
Net income	—	—	—	—	—	—	338,592	338,592	161	18,671	357,424
Change in accumulated other comprehensive income	—	—	—	—	—	72	—	72	—	5	77
Cash dividends paid to Common Stockholders	—	—	—	—	—	—	(125,514)	(125,514)	—	—	(125,514)
Common Stock issued to Common Stockholders in special dividend	—	—	4,492	45	(561)	—	—	(516)	—	—	(516)
Cash dividends paid to Preferred Stockholders	—	—	—	—	—	—	(3,247)	(3,247)	—	—	(3,247)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(56)	(6,547)	(6,603)
Balances at June 30, 2019	—	$—	148,827	$1,488	$3,498,629	$4,866	$(1,741,765)	$1,763,218	$(2,718)	$82,366	$1,842,866

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$361,291	$102,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185,489	190,033
Gain on dispositions of real estate	(355,783)	(53,505)
Income tax expense (benefit)	1,154	(38,824)
Other adjustments	6,443	2,307
Net changes in operating assets and operating liabilities	(28,555)	(17,231)
Net cash provided by operating activities	170,039	185,626
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(43,743)	(205,318)
Capital expenditures	(176,488)	(164,116)
Proceeds from dispositions of real estate	422,456	76,317
Purchases of corporate assets	(7,186)	(2,649)
Other investing activities	2,486	2,079
Net cash provided by (used in) investing activities	197,525	(293,687)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of non-recourse property debt	—	360,613
Principal repayments of non-recourse property debt	(207,790)	(257,144)
Net borrowings on revolving credit facility	134,600	153,010
Repurchases of Common Stock	(20,682)	—
Redemption of Preferred Stock	(125,000)	—
Payment of dividends to Common Stockholders	(125,350)	(119,288)
Payment of dividends to Preferred Stockholders	(3,247)	(4,297)
Payment of distributions to noncontrolling interests	(10,937)	(16,998)
Redemption of noncontrolling interests in the Aimco Operating Partnership	(4,244)	(7,816)
Purchases of noncontrolling interests in consolidated real estate partnerships	(917)	(3,579)
Other financing activities	(10,685)	(41)
Net cash (used in) provided by financing activities	(374,252)	104,460
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6,688)	(3,601)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	72,595	142,541
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$65,907	$138,940

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Buildings and improvements	$6,570,710	$6,552,065
Land	1,741,531	1,756,525
Total real estate	8,312,241	8,308,590
Accumulated depreciation	(2,593,241)	(2,585,115)
Net real estate	5,719,000	5,723,475
Cash and cash equivalents	33,958	36,858
Restricted cash	31,949	35,737
Other assets	455,897	351,541
Assets held for sale	—	42,393
Total assets	$6,240,804	$6,190,004
LIABILITIES AND EQUITY
Non-recourse property debt, net	$3,702,487	$3,915,305
Revolving credit facility borrowings	294,960	160,360
Total indebtedness	3,997,447	4,075,665
Accrued liabilities and other	299,313	226,230
Liabilities related to assets held for sale	—	23,177
Total liabilities	4,296,760	4,325,072
Redeemable preferred units	101,178	101,291
Commitments and contingencies (Note 5)
Partners’ capital:
Preferred units	—	125,000
General Partner and Special Limited Partner	1,763,218	1,574,419
Limited Partners	82,366	67,189
Partners’ capital attributable to the Aimco Operating Partnership	1,845,584	1,766,608
Noncontrolling interests in consolidated real estate partnerships	(2,718)	(2,967)
Total partners’ capital	1,842,866	1,763,641
Total liabilities and partners’ capital	$6,240,804	$6,190,004

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUES
Rental and other property revenues attributable to real estate	$224,200	$231,130	$454,435	$456,523
Asset Management business rental and tax credit revenues	—	19,057	—	41,384
Total revenues	224,200	250,187	454,435	497,907
OPERATING EXPENSES
Property operating expenses attributable to real estate	75,839	76,031	155,023	154,318
Property operating expenses of partnerships served by Asset Management business	—	9,062	—	18,257
Depreciation and amortization	91,924	97,485	185,489	190,033
General and administrative expenses	12,124	13,882	22,493	25,237
Other expenses, net	4,209	4,366	9,912	7,324
Total operating expenses	184,096	200,826	372,917	395,169
a
Interest income	3,065	2,884	5,791	5,056
Interest expense	(39,541)	(49,906)	(80,950)	(97,701)
Gain on dispositions of real estate	64,310	310	355,783	53,505
Other, net	231	200	303	424
Income before income tax benefit (expense)	68,169	2,849	362,445	64,022
Income tax benefit (expense)	1,827	4,307	(1,154)	38,824
Net income	69,996	7,156	361,291	102,846
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(70)	(45)	(161)	(6,251)
Net income attributable to the Aimco Operating Partnership	69,926	7,111	361,130	96,595
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(7,120)	(4,083)	(11,202)	(8,168)
Net income attributable to participating securities	11	(79)	(472)	(204)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$62,817	$2,949	$349,456	$88,223
Net income attributable to the Aimco Operating Partnership per common unit – basic and diluted	$0.40	$0.02	$2.25	$0.55
Weighted average common units outstanding – basic	156,637	159,709	155,158	159,289
Weighted average common units outstanding – diluted	157,018	159,835	155,517	159,418

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$69,996	$7,156	$361,291	$102,846
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale debt securities	16	(451)	77	(1,051)
Unrealized (losses) gains on interest rate swaps	—	(4)	—	415
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	—	100	—	219
Other comprehensive income (loss)	16	(355)	77	(417)
Comprehensive income	70,012	6,801	361,368	102,429
Comprehensive income attributable to noncontrolling interests	(70)	(45)	(161)	(6,251)
Comprehensive income attributable to the Aimco Operating Partnership	$69,942	$6,756	$361,207	$96,178

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended June 30, 2019 and 2018

(In thousands)

(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ capital
Balances at March 31, 2018	$125,000	$1,545,190	$(4,788)	$1,665,402	$(2,755)	$1,662,647
Issuance of common partnership units	—	—	50,151	50,151	—	50,151
Redemption of partnership units held by non-Aimco partners	—	—	(648)	(648)	—	(648)
Amortization of share-based compensation	—	1,850	423	2,273	—	2,273
Effect of changes in ownership of partnership units	—	101	704	805	—	805
Other, net	—	29	—	29	—	29
Net income	—	5,037	140	5,177	45	5,222
Change in accumulated other comprehensive income	—	(336)	(19)	(355)	—	(355)
Distributions paid to common unitholders	—	(59,781)	(3,135)	(62,916)	—	(62,916)
Distributions paid to preferred unitholders	—	(2,149)	—	(2,149)	—	(2,149)
Distributions paid to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	(274)	(274)
Balances at June 30, 2018	$125,000	$1,489,941	$42,828	$1,657,769	$(2,984)	$1,654,785

Balances at March 31, 2019	$125,000	$1,758,636	$79,493	$1,963,129	$(2,857)	$1,960,272
Redemption of preferred units held by Aimco	(125,000)	—	—	(125,000)	—	(125,000)
Issuance of common partnership units	—	—	3,034	3,034	—	3,034
Redemption of partnership units held by non-Aimco partners	—	3,423	(4,998)	(1,575)	—	(1,575)
Amortization of share-based compensation	—	1,190	796	1,986	—	1,986
Effect of changes in ownership of partnership units and consolidated entities	—	(4,851)	3,809	(1,042)	1,042	—
Purchase of noncontrolling interest in consolidated real estate partnerships	—	—	—	—	(917)	(917)
Other, net	—	(1)	—	(1)	—	(1)
Net income	—	64,459	3,534	67,993	70	68,063
Change in accumulated other comprehensive income	—	15	1	16	—	16
Distributions paid to common unitholders	—	(58,039)	(3,303)	(61,342)	—	(61,342)
Common partnership units issued to common unitholders in special distribution		(516)	—	(516)	—	(516)
Distributions paid to preferred unitholders	—	(1,098)	—	(1,098)	—	(1,098)
Distributions paid to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	(56)	(56)
Balances at June 30, 2019	$—	$1,763,218	$82,366	$1,845,584	$(2,718)	$1,842,866

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Six Months Ended June 30, 2019 and 2018

(In thousands)

(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2017	$125,000	$1,538,144	$(5,675)	$1,657,469	$(1,716)	$1,655,753
Issuance of common partnership units	—	—	50,151	50,151	—	50,151
Redemption of partnership units held by non-Aimco partners	—	—	(7,611)	(7,611)	—	(7,611)
Amortization of share-based compensation	—	4,481	780	5,261	—	5,261
Effect of changes in ownership of partnership units	—	(17,385)	7,283	(10,102)	—	(10,102)
Other, net	—	122	—	122	—	122
Net income	—	88,829	3,895	92,724	6,251	98,975
Change in accumulated other comprehensive income	—	(395)	(22)	(417)	—	(417)
Distributions paid to common unitholders	—	(119,558)	(5,973)	(125,531)	—	(125,531)
Distributions paid to preferred unitholders	—	(4,297)	—	(4,297)	—	(4,297)
Distributions paid to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	(7,519)	(7,519)
Balances at June 30, 2018	$125,000	$1,489,941	$42,828	$1,657,769	$(2,984)	$1,654,785

Balances at December 31, 2018	$125,000	$1,574,419	$67,189	$1,766,608	$(2,967)	$1,763,641
Repurchases of common partnership units held by Aimco	—	(20,682)	—	(20,682)	—	(20,682)
Redemption of preferred units held by Aimco	(125,000)	—	—	(125,000)	—	(125,000)
Issuance of common partnership units	—	—	3,034	3,034	—	3,034
Redemption of partnership units held by non-Aimco partners	—	3,423	(7,555)	(4,132)	—	(4,132)
Amortization of share-based compensation	—	3,632	1,592	5,224	—	5,224
Effect of changes in ownership of partnership units and consolidated entities	—	(7,019)	5,977	(1,042)	1,042	—
Purchase of noncontrolling interest in consolidated real estate partnerships	—	—	—	—	(917)	(917)
Other, net	—	58	—	58	19	77
Net income	—	338,592	18,671	357,263	161	357,424
Change in accumulated other comprehensive income	—	72	5	77	—	77
Distributions paid to common unitholders	—	(125,514)	—	(125,514)	—	(125,514)
Common partnership units issued to common unitholders in special distribution		(516)	—	(516)	—	(516)
Distributions paid to preferred unitholders	—	(3,247)	—	(3,247)	—	(3,247)
Distributions paid to noncontrolling interests in consolidated real estate partnerships	—	—	(6,547)	(6,547)	(56)	(6,603)
Balances at June 30, 2019	$—	$1,763,218	$82,366	$1,845,584	$(2,718)	$1,842,866

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$361,291	$102,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185,489	190,033
Gain on dispositions of real estate	(355,783)	(53,505)
Income tax expense (benefit)	1,154	(38,824)
Other adjustments	6,443	2,307
Net changes in operating assets and operating liabilities	(28,555)	(17,231)
Net cash provided by operating activities	170,039	185,626
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(43,743)	(205,318)
Capital expenditures	(176,488)	(164,116)
Proceeds from dispositions of real estate	422,456	76,317
Purchases of corporate assets	(7,186)	(2,649)
Other investing activities	2,486	2,079
Net cash provided by (used in) investing activities	197,525	(293,687)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of non-recourse property debt	—	360,613
Principal repayments of non-recourse property debt	(207,790)	(257,144)
Net borrowings on revolving credit facility	134,600	153,010
Repurchases of common partnership units held by Aimco	(20,682)	—
Redemption of preferred units held by Aimco	(125,000)	—
Payment of distributions to Aimco	(125,350)	(119,288)
Payment of distributions to Limited Partners	(7,014)	(5,625)
Payment of distributions to preferred unitholders	(7,114)	(8,168)
Payment of distributions to noncontrolling interests in consolidated real estate partnerships	(56)	(7,502)
Redemptions of partnership units held by non-Aimco partners	(4,244)	(7,816)
Purchases of noncontrolling interests in consolidated real estate partnerships	(917)	(3,581)
Other financing activities	(10,685)	(39)
Net cash (used in) provided by financing activities	(374,252)	104,460
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6,688)	(3,601)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	72,595	142,541
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$65,907	$138,940

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as partnership preferred units, which we refer to as preferred OP Units. As of June 30, 2019, after elimination of units held by consolidated subsidiaries, the Aimco Operating Partnership had 158,463,083 common partnership units outstanding. As of June 30, 2019, Aimco owned 148,827,363 of the common partnership units, or 93.9%, of the Aimco Operating Partnership and Aimco had, an equal number of shares of its Class A Common Stock outstanding, which we refer to as Common Stock.

Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.

As of June 30, 2019, we owned an equity interest in 128 apartment communities with 33,820 apartment homes in our portfolio. Our portfolio is diversified by both price point and geography and consists primarily of market rate apartment communities in which we own a substantial interest. We consolidated 124 of these apartment communities with 33,678 apartment homes.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Principles of Consolidation

Aimco’s accompanying condensed consolidated financial statements include the accounts of Aimco, the Aimco Operating Partnership, and their consolidated subsidiaries. The Aimco Operating Partnership’s condensed consolidated financial statements include the accounts of the Aimco Operating Partnership and its consolidated subsidiaries, please refer to Note 9. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Temporary Equity and Partners’ Capital

The following table presents a reconciliation of the Aimco Operating Partnership’s preferred OP Units from December 31, 2018 to June 30, 2019. As described in Note 6, the preferred OP Units may be redeemed at the holder’s option, and are therefore presented within temporary equity in Aimco’s condensed consolidated balance sheets and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets (in thousands):

Balance, December 31, 2018	$101,291
Distributions to holders of preferred OP Units	(3,867)
Redemption of preferred OP Units and other	(113)
Net income attributable to preferred OP Units	3,867
Balance, June 30, 2019	$101,178

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Reclassifications and Revisions

Certain items in the 2018 condensed consolidated financial statements have been reclassified to conform to the current presentation. We have also reclassified gain on dispositions of real estate and related income taxes, which were previously reported net on our condensed consolidated statements of operations, to now present gain on dispositions of real estate as a component of income before income tax benefit (expense) in our condensed consolidated statements of operations, as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Income tax benefit	$4,395	$(88)	$4,307	$41,783	$(2,959)	$38,824
Gain on dispositions of real estate	222	88	310	50,546	2,959	53,505

During the six months ended June 30, 2019, Aimco and the Aimco Operating Partnership effected a reverse split of Common Stock and common partnership units, respectively, at a ratio of one share or unit for every 1.03119 shares or units outstanding on the date of effectiveness. The accounting guidance for recapitalization events requires that we revise Aimco’s equity and the Aimco Operating Partnership’s partners’ capital as if the reverse split had occurred at the beginning of the earliest period presented. As such, we have revised the outstanding share and unit counts, presentation of share and unit activity, and earnings per share and unit, as if the reverse split had occurred on December 31, 2017.

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

In 2018, the Securities Exchange Commission, or SEC, amended its rules to eliminate, modify, or integrate into other SEC requirements certain disclosure rules. The amendments are intended to simplify compliance without significantly changing the total mix of information provided to investors. The amendments created a requirement to report changes in equity and dividends per share in interim periods on a comparative basis for both quarter-to-date and year-to-date periods presented. We have presented comparative interim statements of stockholders’ and partners’ equity in our condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018.

Recent Accounting Pronouncements

In 2016, the FASB issued a new standard for accounting for financial instruments and credit losses thereon, which changes the method and timing of the recognition of credit losses on financial assets. The standard will require us to estimate and record credit losses over the life of a receivable at its inception. We have limited loans receivable and we invest in debt securities, which are subject to the new standard. Receivables related to operating leases are excluded from the new standard as they are subject to the lease accounting standard. This standard is required to be applied using a modified-retrospective approach and requires a cumulative-effect adjustment to retained earnings be recorded as of the date of adoption. The new standard is effective for us on January 1, 2020. We are currently in the process of completing our analysis of the impact of the standard and do not expect it to have a material effect on our financial position or results of operations.

Note 3 — Significant Transactions

Acquisitions of Apartment Communities

During the six months ended June 30, 2019, we acquired an apartment community located in Ardmore, Pennsylvania, a suburb of Philadelphia. Summarized information regarding this acquisition is set forth in the table below (dollars in thousands):

Number of apartment homes	110
Purchase price (1)	$66,725
Capitalized transaction costs	$892
Acquisition costs allocated to land	$4,929
Acquisition costs allocated to building and improvements	$61,271

(1)

The gross purchase price of the acquisition consisted of $32.8 million in cash, $30.9 million of assumed property-level debt and the issuance of 59,761 OP Units. In accordance with GAAP, the OP Units were valued at $50.77 per unit, the Aimco Common Stock closing price on April 5, 2019, the purchase date.

Dispositions of Apartment Communities

During the six months ended June 30, 2019, we sold apartment communities as summarized below (dollars in thousands):

Apartment communities sold	8
Apartment homes sold	2,605
Gain on dispositions of real estate	$355,783

The apartment communities sold were predominantly located outside of our primary markets or in lower-rated locations within our primary markets and had average revenues per apartment home significantly below those of our retained portfolio.

In addition to the apartment communities we sold during the current period, from time to time we may be marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such communities meet the criteria to be classified as held for sale. As of June 30, 2019, no apartment communities were classified as held for sale.

Note 4 — Leases

The majority of payments that we receive for our residential and commercial leases are fixed. We receive variable payments from our residents and commercial tenants primarily for utility and other expense reimbursements. For the three and six months ended June 30, 2019, our total lease income was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Fixed lease income	$209,890	$425,471
Variable lease income	13,608	27,752
Total lease income	$223,498	$453,223

In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. Future minimum annual rental payments we will receive under commercial operating leases are as follows (in thousands):

July 1, 2019 to December 31, 2019	$9,269
2020	16,589
2021	14,127
2022	13,637
2023	12,816
Thereafter	61,306
Total	$127,744

Generally, our residential leases do not provide extension options and, as of June 30, 2019, have an average remaining term of 9.8 months. Future minimum rental payments pursuant to residential leases are excluded from the table above due to their shorter term.

For leases in which we are the lessee, beginning in 2019, we recognize right of use assets and related lease liabilities on our consolidated balance sheets. Upon adoption of the accounting guidance for leases, we recognized right of use assets of $87.5 million, which are included in other assets on our condensed consolidated balance sheets. We also recognized the related lease liabilities of $79.7 million, which are included in accrued liabilities and other on our condensed consolidated balance sheets. We estimated the value of the lease liabilities using a discount rate equivalent to the rate Aimco would pay on a secured borrowing with similar terms to the lease.

Substantially all of the payments under our ground and office leases are fixed. Rents for extension periods, when provided for in the lease, are generally adjusted to market value at the time the option is exercised; therefore, these extension periods were not included in our determination of the right of use asset and lease liability. For the three and six months ended June 30, 2019, our total lease cost for ground leases was $1.3 million and $4.5 million, respectively, and for office leases was $0.6 million and $1.3 million, respectively.

As of June 30, 2019, the ground and office leases have weighted average remaining terms of 79.4 years and 9.6 years, respectively, and weighted average discount rates of 4.12% and 3.65%, respectively. Minimum annual rental payments under operating leases, reconciled to the lease liabilities included in accrued liabilities and other on our condensed consolidated balance sheets are as follows (in thousands):

	Office Lease Future Minimum Rent	Ground Lease Future Minimum Rent	Total Operating Lease Future Minimum Rent
July 1, 2019 to December 31, 2019	$1,583	$1,057	$2,640
2020	2,806	2,350	5,156
2021	2,704	2,439	5,143
2022	2,561	2,492	5,053
2023	1,871	2,492	4,363
Thereafter	10,644	422,169	432,813
Total	$22,169	$432,999	$455,168
Less: minimum payments for leases not yet commenced	(17,849)	—	(17,849)
Less: discount	(308)	(356,204)	(356,512)
Total lease liability	$4,012	$76,795	$80,807

Note 5 — Commitments and Contingencies

Commitments

In connection with our redevelopment, development and other capital additions activities, we have entered into various construction-related contracts and we have made commitments to complete redevelopment and development of certain apartment communities, pursuant to financing or other arrangements. As of June 30, 2019, our commitments related to these capital activities totaled approximately $235.9 million, most of which we expect to incur during the next 12 months.

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

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of June 30, 2019, are immaterial to our consolidated financial condition, results of operations and cash flows.

Note 6 — Earnings and Dividends per Share and Unit

Aimco and the Aimco Operating Partnership calculate basic earnings per common share and basic earnings per common unit based on the weighted average number of shares of Common Stock and common partnership units and excludes participating securities outstanding. Diluted earnings per share and diluted earnings per unit are calculated taking into consideration dilutive common stock and common partnership unit equivalents and dilutive convertible securities outstanding during the period.

Our common stock and common partnership unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. These equivalents also include unvested total stockholder return, or TSR, restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and common partnership units outstanding equal to the number of shares that vest. Common partnership unit equivalents also include unvested long-term incentive partnership units. Securities with dilutive effect are included in the denominator for calculating diluted earnings per share and per unit during these periods.

Our time-based restricted stock awards receive non-forfeitable dividends similar to shares of Common Stock and common partnership units prior to vesting. These dividends and distributions are not forfeited if the awards fail to vest. Therefore, the unvested shares and units related to these awards are participating securities. The effect of participating securities is included in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury method.

The effect of dilutive securities included in the calculation of earnings per share, and securities not dilutive and excluded from the calculation of earnings per share, for the three and six months ended June 30, 2019 and 2018, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Dilutive share equivalents outstanding	232	130	226	130
Dilutive partnership unit equivalents outstanding	381	126	359	129
Non-dilutive share equivalents outstanding	—	184	—	184
Non-dilutive partnership unit equivalents outstanding	—	421	—	421
Unvested restricted participating shares and partnership units	199	257	199	257

The Aimco Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holder’s option. The Aimco Operating Partnership may redeem these units for cash, or at its option, shares of Common Stock. As of June 30, 2019, these preferred OP Units were potentially redeemable for approximately 2.0 million shares of Common Stock (based on the period end market price), or cash. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations and we expect to exclude them in future periods.

During the three and six months ended June 30, 2019, we paid $0.39 and $2.41, respectively, in dividends and distributions per share and per unit. Of the $2.41 paid in dividends and distributions in 2019, $2.02 was paid in March and represents the per share and unit value of the special dividend and special distribution. The special dividend consisted of $67.1 million in cash, 4.5 million shares of Common Stock and $0.4 million of cash paid in lieu of issuing fractional shares. The special distribution consisted of $72.7 million in cash, 4.8 million common partnership units and $0.4 million of cash paid in lieu of issuing fractional units. During the three and six months ended June 30, 2018, we paid $0.38 and $0.76, respectively, in dividends and distributions per share and per unit.

Note 7 — Fair Value Measurements

Recurring Fair Value Measurements

We hold several positions in the securitization trust that holds certain of our property debt and pay interest currently. We also hold the first loss position in the securitization trust, which accrues interest over the term of the investment. These investments were acquired at a discount to face value and we are accreting the discount to the $100.9 million face value of the investments through interest income using the effective interest method over the remaining expected term of the investments, which, as of June 30, 2019, was approximately 1.9 years. We measure at fair value, on a recurring basis, our investments in the securitization trust, which we classify as available for sale, or AFS, debt securities.

Our investments in AFS debt securities are included in other assets in the accompanying condensed consolidated balance sheets. Our amortized cost basis for AFS debt securities, which represents the original cost adjusted for interest accretion less interest payments received, was $86.7 million and $83.6 million as of June 30, 2019 and December 31, 2018, respectively. We estimated the fair value of these investments to be $91.7 million and $88.5 million as of June 30, 2019 and December 31, 2018, respectively.

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

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, receivables and payables approximated their fair value as of June 30, 2019 and December 31, 2018, due to their relatively short-term nature and high probability of realization. The carrying amounts of longer term seller financing notes receivable approximated their estimated fair value as of June 30, 2019 and December 31, 2018. The carrying amount of our total indebtedness was approximately $4.0 billion as compared to an estimated fair value of $4.1 billion as of June 30, 2019. The carrying amount of our total indebtedness approximated its estimated fair value at December 31, 2018. We estimate the fair value of our seller financing notes and our consolidated debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered apartment communities within our portfolio. We classify the fair value of debt and seller financing notes within Level 3 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate its fair value.

Note 8 — Business Segments

In 2019, as a result of the 2018 sale of the Asset Management business, we revised the information regularly reviewed by our chief executive officer, who is our chief operating decision maker, to assess our operating performance. We have determined we have four segments: Same Store, Redevelopment and Development, Acquisition, and Other Real Estate.

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

As of June 30, 2019, our Same Store segment included 95 consolidated apartment communities with 27,640 apartment homes; our Redevelopment and Development segment included seven consolidated apartment communities with 3,134 apartment homes; our Acquisition segment included seven consolidated apartment communities with 1,590 apartment homes; and our Other Real Estate segment included 15 apartment communities with 1,315 apartment homes.

The following tables present the revenues, proportionate property net operating income and income before income tax benefit (expense) of our segments on a proportionate basis and excluding our proportionate share of four communities with 142 apartment homes, which we do not consolidate, and amounts related to apartment communities sold as of June 30, 2019 for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Same Store	Redevelopment and Development	Acquisition	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended June 30, 2019:
Total revenues	$176,375	$19,166	$10,237	$9,275	$8,255	$892	$224,200
Property operating expenses attributable to real estate	47,169	7,030	2,974	3,904	7,725	7,037	75,839
Other operating expenses not allocated to segments (3)	—	—	—	—	—	108,257	108,257
Total operating expenses	47,169	7,030	2,974	3,904	7,725	115,294	184,096
Proportionate property net operating income	129,206	12,136	7,263	5,371	530	(114,402)	40,104
Other items included in income before income tax benefit (4)	—	—	—	—	—	28,065	28,065
Income before income tax benefit	$129,206	$12,136	$7,263	$5,371	$530	$(86,337)	$68,169

	Same Store	Redevelopment and Development	Acquisition	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended June 30, 2018:
Total revenues	$169,902	$18,482	$6,358	$9,378	$7,640	$38,427	$250,187
Property operating expenses attributable to real estate	46,352	6,936	1,875	3,679	7,116	10,073	76,031
Other operating expenses not allocated to segments (3)	—	—	—	—	—	124,795	124,795
Total operating expenses	46,352	6,936	1,875	3,679	7,116	134,868	200,826
Proportionate property net operating income	123,550	11,546	4,483	5,699	524	(96,441)	49,361
Other items included in income before income tax benefit (4)	—	—	—	—	—	(46,512)	(46,512)
Income before income tax benefit	$123,550	$11,546	$4,483	$5,699	$524	$(142,953)	$2,849

	Same Store	Redevelopment and Development	Acquisition	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Six months ended June 30, 2019:
Total revenues	$350,494	$39,516	$20,230	$18,741	$16,884	$8,570	$454,435
Property operating expenses attributable to real estate	93,904	14,317	5,827	7,790	15,792	17,393	155,023
Other operating expenses not allocated to segments (3)	—	—	—	—	—	217,894	217,894
Total operating expenses	93,904	14,317	5,827	7,790	15,792	235,287	372,917
Proportionate property net operating income	256,590	25,199	14,403	10,951	1,092	(226,717)	81,518
Other items included in income before income tax expense (4)	—	—	—	—	—	280,927	280,927
Income before income tax expense	$256,590	$25,199	$14,403	$10,951	$1,092	$54,210	$362,445

	Same Store	Redevelopment and Development	Acquisition	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Six months ended June 30, 2018:
Total revenues	$336,931	$36,560	$7,937	$18,689	$15,767	$82,023	$497,907
Property operating expenses attributable to real estate	92,659	13,436	2,398	7,525	14,734	23,566	154,318
Other operating expenses not allocated to segments (3)	—	—	—	—	—	240,851	240,851
Total operating expenses	92,659	13,436	2,398	7,525	14,734	264,417	395,169
Proportionate property net operating income	244,272	23,124	5,539	11,164	1,033	(182,394)	102,738
Other items included in income before income tax benefit (4)	—	—	—	—	—	(38,716)	(38,716)
Income before income tax benefit	$244,272	$23,124	$5,539	$11,164	$1,033	$(221,110)	$64,022

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

(3)

Other operating expenses not allocated to segments consists of property operating expenses of partnerships served by our Asset Management business prior to its sale in July 2018, depreciation and amortization, general and administrative expenses and other operating expenses, which are not included in our measure of segment performance.

(4)	Other items included in income before income tax benefit (expense) primarily consists of gain on dispositions of real estate and interest expense.

The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	June 30, 2019	December 31, 2018
Same Store	$4,110,917	$4,131,494
Redevelopment and Development	852,177	792,126
Acquisition	627,109	507,190
Other Real Estate	327,326	327,099
Corporate and other assets (1)	323,275	432,095
Total consolidated assets	$6,240,804	$6,190,004
(1)	Includes the assets not allocated to our segments, primarily corporate assets and assets of apartment communities sold as of June 30, 2019.

For the six months ended June 30, 2019 and 2018, capital additions related to our segments were as follows (in thousands):

	2019	2018
Same Store	$73,242	$61,581
Redevelopment and Development	84,782	86,202
Acquisition	15,056	3,985
Other Real Estate	6,063	4,285
Total capital additions	$179,143	$156,053

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

Aimco consolidates the Aimco Operating Partnership, a VIE of which Aimco is the primary beneficiary. Aimco, through the Aimco Operating Partnership, consolidates all VIEs for which the Aimco Operating Partnership is the primary beneficiary.

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

	June 30, 2019	December 31, 2018
VIEs with interests in apartment communities	7	9
Apartment communities owned by VIEs	7	9
Apartment homes in communities owned by VIEs	3,183	3,592

Assets of the Aimco Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the Aimco Operating Partnership. Assets and liabilities of consolidated VIEs are summarized in the table below (in thousands):

	June 30, 2019	December 31, 2018
Assets
Net real estate	$405,174	$488,127
Cash and cash equivalents	7,618	15,416
Restricted cash	3,106	4,461
Other assets	27,144	3,973
Liabilities
Non-recourse property debt secured by Aimco communities, net	177,825	322,685
Accrued liabilities and other	35,946	13,576

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our business is organized around five areas of strategic focus: operational excellence; redevelopment and development; portfolio management; balance sheet; and team and culture. The results from the execution of our business plan during the three months ended June 30, 2019, are further described below.

Operational Excellence

We own and operate a portfolio of apartment communities, diversified by both geography and price point. At June 30, 2019, our portfolio included 128 apartment communities with 33,820 apartment homes in which we held an average ownership of approximately 99%.

Our property operations team produced solid results for our portfolio for the three months ended June 30, 2019. Highlights include:

•	Same Store portfolio average daily occupancy of 96.9%, a 60 basis point increase over the same period in 2018;
•	Same Store net operating income increased 4.6% with net operating income margins of 73.3%, a 60 basis point increase over the three months ended June 30, 2018; and
•	Same Store rent increases on renewals and new leases averaged 5.0% and 2.0%, respectively, for a weighted average increase of 3.6%.

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

During the three months ended June 30, 2019, we invested $51.7 million in redevelopment and development. We continued phased redevelopment activities at Bay Parc in Miami, the full redevelopment of 707 Leahy in Redwood City, California, and ground-up construction at Parc Mosaic in Boulder, Colorado, The Fremont on the Anschutz Medical Campus in Aurora, Colorado, and Elm Creek Townhomes in Elmhurst, Illinois.

At Parc Mosaic, an unusually wet spring slowed the delivery of the first building to August. We now expect our total investment to be $123 million, an increase of $6 million due primarily to weather. The expected rate of return is unchanged as rental rates have increased sufficiently to offset the higher cost.

During the three months ended June 30, 2019, we also began the next phase of redevelopment at Flamingo Point in Miami Beach, Florida. At the North Tower, we expect to invest approximately $170 million and to create 366 new apartment homes. Construction on the North Tower is underway and initial occupancies are expected to occur in the third quarter of 2021. Aimco believes the construction risk associated with this portion of the redevelopment is similar to our recently completed projects at Park Towne Place and The Sterling and the lease-up risk is similar to our One Canal and Indigo projects. At the Center Tower, we expect to invest $70 million to renovate apartment homes on-the-turn at a pace dictated by the market, thereby limiting construction and lease-up risk. The initial $40 million phase of redevelopment, which is focused on amenity and common area improvements is expected to be complete by year-end 2019. Upon completion of the amenities, common areas, and apartments in the North and Center towers, we will have invested $280 million, generating a free cash flow internal rate of return of approximately 10% on the incremental investment, or 400 basis points greater than the expected free cash flow from communities sold to fund the redevelopment.

Please see below under the Liquidity and Capital Resources – Redevelopment and Development heading for additional information regarding our redevelopment and development investment during the six months ended June 30, 2019.

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

	Three Months Ended June 30,
	2019	2018
Average revenue per Aimco apartment home (1)	$2,218	$2,093
Portfolio average rents as a percentage of local market average rents	113%	112%
Percentage A (2Q 2019 average revenue per Aimco apartment home $2,884)	52%	50%
Percentage B (2Q 2019 average revenue per Aimco apartment home $1,959)	31%	35%
Percentage C+ (2Q 2019 average revenue per Aimco apartment home $1,745)	17%	15%

(1)	Represents average monthly rental and other property revenues (excluding resident reimbursement of utility cost) divided by the number of occupied apartment homes as of the end of the period.

Our average revenue per apartment home was $2,218 for the three months ended June 30, 2019, a 6% increase compared to 2018. This increase is due to growth in Same Store revenue for the three months ended June 30, 2019 as compared to June 30, 2018, as well as our acquisition activities, lease-up of redevelopment communities, and sales of communities with average monthly revenues per apartment home lower than those of the retained portfolio.

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

During the three months ended June 30, 2019, we acquired three properties with a weighted-average free cash flow internal rate of return of about 9%, approximately 300 basis points better than expected from the properties being sold in paired trades to fund the acquisitions.

During the three months ended June 30, 2019, we closed the $65.9 million acquisition of One Ardmore, the fifth and final community included in the Philadelphia portfolio acquisition announced in 2018.

During the three months ended June 30, 2019, we acquired a 136-apartment home community currently under development in Cambridge, Massachusetts and located directly across the street from our Axiom community. We expect our total investment of $70 million to generate a free cash flow internal rate of return over 9%. Coupled with our Axiom and Vivo communities, we will have $200 million invested in the heart of the Kendall Square submarket.

  Subsequent to June 30, 2019, in an off-market transaction, we purchased for $157 million a 95% interest in 1001 Brickell Bay Drive, a 1.8-acre waterfront parcel currently improved with an office building and directly adjacent to our Yacht Club apartment community in Brickell, located in Miami, Florida. The land underlying 1001 Brickell Bay Drive and our Yacht Club community constitutes a site of 4.2 acres with bay frontage of more than 600 feet. Nearby land has been developed with an 86-story tower and that or greater density is permitted by right under the existing zoning. The use of the combined site at a future date will likely be mixed, such as condominiums, hotel and office uses, and perhaps rental apartments. A development of this magnitude and complexity is not within our typical investment. As a result, we expect such a development will be conducted by a purchaser of the land and not by us. We plan to operate both properties for their existing uses and expect to earn from the office building a free cash flow internal rate of return in the mid 8% range, approximately 250 basis points greater than the returns from the apartment communities expected to be sold to fund the acquisition.

Dispositions

During the three months ended June 30, 2019, we sold one apartment community with 399 apartment homes for gross proceeds of $79.0 million. Proceeds, net of transaction costs, were $78.1 million. The community is located in suburban Chicago, Illinois.

Our investments in redevelopment and acquisitions, which we intend to fund with the second quarter and future sales of apartment communities, are consistent with our leverage neutral paired trade policy. The investments described above are consistent with our competency and track record and the paired trades result in a reallocation of capital from expected slower growth markets to those with greater opportunities for growth, such as Florida.

Balance Sheet

Leverage

Our leverage strategy seeks to increase financial returns by using leverage with appropriate caution. We limit risk through our balance sheet structure, employing low leverage, primarily non-recourse and long-dated property debt; build financial flexibility by maintaining ample unused and available credit as well as holding properties with substantial value unencumbered by property debt; and use partners’ capital when it enhances financial returns or reduces investment risk.

Our leverage includes our share of long-term, non-recourse, property debt encumbering apartment communities, outstanding borrowings on the revolving credit facility, and outstanding preferred equity.

Subsequent to June 30, 2019, we rate-locked $587.0 million of new non-recourse, fixed-rate property debt, with a weighted average interest rate of 3.37% and a weighted average term to maturity of 11.5 years. After repayment of existing debt, we expect $462.0 million of proceeds to be used to repay borrowings on our credit facility.

We are responding to today’s interest rates to extend duration, reduce refinancing risk, and lower our cost of debt. Our current net leverage and leverage to Adjusted EBITDAre are above target levels. We expect to be at or below these targets at year-end.

For additional information regarding our leverage, please see the discussion under the Liquidity and Capital Resources heading.

Leverage Ratios

Our target ratios are Proportionate Debt and Preferred Equity to Adjusted EBITDAre below 7.0x and Adjusted EBITDAre to Adjusted Interest Expense and Preferred Dividends greater than 2.5x. Our leverage ratios for the three months ended June 30, 2019, are presented below:

Leverage Ratios
Proportionate Debt to Adjusted EBITDAre	7.2x
Proportionate Debt and Preferred Equity to Adjusted EBITDAre	7.4x
Adjusted EBITDAre to Adjusted Interest Expense	3.6x
Adjusted EBITDAre to Adjusted Interest Expense and Preferred Dividends	3.3x

We calculate Adjusted EBITDAre and Adjusted Interest Expense used in our leverage ratios based on the most recent three month amounts, annualized. Adjusted EBITDAre has been calculated on a pro forma basis to reflect the disposition of one apartment community during the period as if the transaction closed on April 1, 2019.

In 2019, we retitled our Adjusted EBITDA measure to Adjusted EBITDAre in our calculation of leverage ratios. The computation of Adjusted EBITDAre has been modified from our prior measure to include amortization of debt issuance costs as a component of interest expense in both the computation of Adjusted Interest Expense and EBITDAre. The impact of this change is less than 0.1x to each ratio. We also began presenting a reconciliation of net income to earnings before interest, taxes, depreciation and amortization for real estate, or EBITDAre, as defined by Nareit. Please refer to the Leverage Ratios section below.

Liquidity

We use our credit facility primarily for working capital and other short-term purposes and to secure letters of credit. Our liquidity consists of cash balances and available capacity on our revolving line of credit. As of June 30, 2019, we had cash and restricted cash of $65.9 million and had the capacity to borrow up to $498.1 million on our revolving credit facility, after consideration of $6.9 million of letters of credit backed by the facility. Pro forma subsequent financing activity described above, we have capacity of $793.1 million on our revolving credit facility.

We manage our financial flexibility by maintaining an investment grade rating and holding apartment communities that are unencumbered by property debt. At June 30, 2019, we held unencumbered apartment communities with an estimated fair market value of approximately $3.2 billion which, pro forma the subsequent financing activity mentioned above, will be reduced to $2.3 billion.

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

Equity Capital Activities

On July 29, 2019, our Board of Directors declared a quarterly cash dividend of $0.39 per share of Class A Common Stock for the quarter ended June 30, 2019, representing an increase of 3% compared to the dividends paid during the three months ended September 30, 2018. This dividend is payable on August 30, 2019 to stockholders of record on August 16, 2019.

Team and Culture

Our team and culture are keys to our success. Our intentional focus on a collaborative and productive culture based on respect for others and personal responsibility is reinforced by a preference for promotion from within based on succession planning and talent development to produce a strong, stable team that is the enduring foundation of our success. Out of hundreds of participating companies in 2019, Aimco was one of only seven recognized as a “Top Place to Work” in Colorado for each of the past seven years. Aimco was also recognized as a Top Workplace in the Bay Area in 2019.

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

Financial Highlights

Net income attributable to common stockholders per common share increased by $0.38 during the three months ended June 30, 2019 compared to 2018, primarily due to gains on the sale of apartment communities in 2019.

Pro forma FFO per share was down $0.01 for the three months ended June 30, 2019 compared to 2018 due to the following items:

•	$0.04 contribution from Same Store property net operating income growth of 4.6%, driven by a 3.8% increase in revenue, offset by a 1.8% increase in expenses;
•	$0.03 lower cost of leverage; and
•	$0.01 lower general and administrative expenses; offset by
•

($0.03) contribution eliminated following the 2018 Asset Management business paired trade, including related tax benefits, net of the benefit of reinvestment in apartment communities with higher long-term growth prospects;

•	($0.01) higher casualty losses; and
•

($0.05) net reduction from other activities including contributions from investments in accretive redevelopment and development, offset by sales of lower growth apartment communities to fund these investments.

AFFO per share decreased $0.03 for the three months ended June 30, 2019 compared to 2018 due to the $0.01 decline in Pro forma FFO per share and a $0.02 increase in capital replacement spending due to timing. For the full year 2019, we expect total capital replacement expenditures, per share, to be flat year-over-year as we continue to upgrade our portfolio and invest capital in fewer, but more valuable, properties.

Detailed Results of Operations for the Three Months Ended June 30, 2019 Compared to June 30, 2018

Net income attributable to Aimco increased by $59.4 million during the three months ended June 30, 2019 as compared to 2018. Net income attributable to the Aimco Operating Partnership increased by $62.8 million during the three months ended June 30, 2019 as compared to 2018. Details regarding the increases in net income are described more fully below.

Property Operations

As further described below, we have four segments: Same Store, Redevelopment and Development, Acquisition and Other Real Estate. Our Same Store segment includes Same Store communities, which are those that have reached a stabilized level of operations as of the beginning of a two-year comparable period and maintained it throughout the current and comparable prior year, and are not expected to be sold within 12 months. Our Redevelopment and Development segment includes apartment communities that are currently under construction that have not achieved a stabilized level of operations, and those that have been completed in recent years that have not achieved and maintained stabilized operations for both the current and comparable prior year. Our Acquisition segment includes those apartment communities that we have acquired since the beginning of a two-year comparable period. Our Other Real Estate segment primarily includes apartment communities that are subject to limitations on rent increases and communities that we expect to sell within 12 months but do not yet meet the criteria to be classified as held for sale.

As of June 30, 2019, our Same Store segment included 95 Same Store apartment communities with 27,640 apartment homes.

From December 31, 2018 to June 30, 2019, on a net basis, our Same Store segment increased by two apartment communities and 1,735 apartment homes. These changes consisted of:

•

the addition of eight redeveloped and developed apartment communities with 3,008 apartment homes previously classified in the Redevelopment and Development segment, now classified as Same Store upon maintaining stabilized operations for the entirety of the periods presented;

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

•	the reduction of two apartment communities with 153 apartment homes for which we commenced redevelopment during the period and were reclassified to the Redevelopment and Development segment;
•	the reduction of one apartment community with 78 apartment homes that we expect to sell within 12 months that is now classified in the Other Real Estate segment; and
•	the reduction of six apartment communities with 1,823 apartment homes that were sold as of June 30, 2019.

As of June 30, 2019: our Redevelopment and Development segment included seven apartment communities with 3,133 apartment homes; our Acquisition segment included seven apartment communities with 1,590 apartment homes; and our Other Real Estate segment included 15 apartment communities with 1,315 apartment homes.

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

Please refer to Note 8 to the condensed consolidated financial statements in Item 1 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expense.

The results of our segments for the three months ended June 30, 2019 and 2018, as presented below, are based on the apartment community populations as of  June 30, 2019.

	Three Months Ended June 30,
(in thousands)	2019	2018	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Same Store	$176,375	$169,902	$6,473	3.8%
Redevelopment and Development	19,166	18,482	684	3.7%
Acquisition	10,237	6,358	3,879	61.0%
Other Real Estate	9,275	9,378	(103)	(1.1%)
Total	215,053	204,120	10,933	5.4%
Property operating expenses, net of utility reimbursements:
Same Store	47,169	46,352	817	1.8%
Redevelopment and Development	7,030	6,936	94	1.4%
Acquisition	2,974	1,875	1,099	58.6%
Other Real Estate	3,904	3,679	225	6.1%
Total	61,077	58,842	2,235	3.8%
Proportionate property net operating income:
Same Store	129,206	123,550	5,656	4.6%
Redevelopment and Development	12,136	11,546	590	5.1%
Acquisition	7,263	4,483	2,780	62.0%
Other Real Estate	5,371	5,699	(328)	(5.8%)
Total	$153,976	$145,278	$8,698	6.0%

For the three months ended June 30, 2019 compared to 2018, our Same Store proportionate property net operating income increased by $5.7 million, or 4.6%. This increase was primarily attributable to a $6.5 million, or 3.8% increase in rental and other property revenues due to higher average revenues of $68 per Aimco apartment home comprised of increases in rental rates and a 60 basis point increase in average daily occupancy. Renewal rents, which is the rent paid by an existing resident who renewed a lease compared to the rent paid prior to renewal, were up 5.0%, and new lease rents, which is the rent paid by a new resident compared to the rent paid by the previous resident of the same apartment home, were up 2.0%, resulting in a weighted average increase of 3.6%. The increase in Same Store rental and other property revenues was partially offset by a $0.8 million, or 1.8%, increase in property operating expenses primarily due to higher real estate taxes and repairs and maintenance expense, partially offset by a decrease in utilities expense, net. During the three months ended June 30, 2019 compared to 2018, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, increased by $0.4 million, or 1.6%.

Redevelopment and Development proportionate property net operating income increased by $0.6 million, or 5.1%, for the three months ended June 30, 2019 compared to 2018. This increase was primarily attributable to lease-up as some redevelopments reach further stages of completion, partially offset by reduced net operating income due to de-leasing other communities in preparation for redevelopment.

Acquisition proportionate property net operating income increased by $2.8 million, or 62.0%, for the three months ended June 30, 2019 compared to 2018. This increase was primarily attributable to a full period of operating activity at communities acquired in 2018, compared to a partial quarter of operations for the four Philadelphia communities during the three months ended June 30, 2018.

Other Real Estate proportionate property net operating income decreased by $0.3 million, or 5.8%, for the three months ended June 30, 2019 compared to 2018 primarily due to decreased revenue of $0.1 million, or 1.1%, due to planned repositioning of an apartment community. Increases in repairs and maintenance expense, real estate taxes and personnel expenses resulted in higher operating expenses.

Detailed Results of Operations for the Six Months Ended June 30, 2019 Compared to June 30, 2018

Net income attributable to Aimco increased by $249.8 million during the six months ended June 30, 2019 as compared to 2018. Net income attributable to the Aimco Operating Partnership increased by $264.5 million during the six months ended June 30, 2019 as compared to 2018. Details regarding the increases in net income are described more fully below.

The results of our segments for the six months ended June 30, 2019 and 2018 as presented below, are based on the apartment community populations as of  June 30, 2019.

	Six Months Ended June 30,
(in thousands)	2019	2018	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Same Store	$350,494	$336,931	$13,563	4.0%
Redevelopment and Development	39,516	36,560	2,956	8.1%
Acquisition	20,230	7,937	12,293	154.9%
Other Real Estate	18,741	18,689	52	0.3%
Total	428,981	400,117	28,864	7.2%
Property operating expenses, net of utility reimbursements:
Same Store	93,904	92,659	1,245	1.3%
Redevelopment and Development	14,317	13,436	881	6.6%
Acquisition	5,827	2,398	3,429	143.0%
Other Real Estate	7,790	7,525	265	3.5%
Total	121,838	116,018	5,820	5.0%
Proportionate property net operating income:
Same Store	256,590	244,272	12,318	5.0%
Redevelopment and Development	25,199	23,124	2,075	9.0%
Acquisition	14,403	5,539	8,864	160.0%
Other Real Estate	10,951	11,164	(213)	(1.9%)
Total	$307,143	$284,099	$23,044	8.1%

For the six months ended June 30, 2019 compared to 2018, our Same Store proportionate property net operating income increased by $12.3 million, or 5.0%. This increase was primarily attributable to a $13.6 million, or 4.0%, increase in rental and other property revenues due to higher average revenues of $69 per Aimco apartment home comprised of increases in rental rates and an 80 basis point increase in average daily occupancy. Renewal rents, which is the rent paid by an existing resident who renewed a lease compared to the rent paid prior to renewal, were up 5.1% and new lease rents, which is the rent paid by a new resident compared to the rent paid by the previous resident of the same apartment home, were up 1.6% resulting in a weighted average increase of 3.4%. The increase in Same Store rental and other property revenues was partially offset by a $1.2 million, or 1.3%, increase in property operating expenses primarily due to higher real estate taxes and repairs and maintenance expense. During the six months ended June 30, 2019 compared to 2018, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, decreased by $0.1 million, or 0.2%.

Redevelopment and Development proportionate property net operating income increased by $2.1 million, or 9.0%, for the six months ended June 30, 2019 compared to 2018. This increase was primarily attributable to lease-up as some redevelopments reach further stages of completion, partially offset by reduced net operating income due to de-leasing other communities in preparation for redevelopment.

Acquisition proportionate property net operating income increased by $8.9 million or 160.0%, for the six months ended June 30, 2019 compared to 2018. This increase was primarily attributable to a full period of operating activity at communities acquired in 2018 and 2019, compared to two months of operations for the four Philadelphia communities during the six months ended June 30, 2018.

Other Real Estate proportionate property net operating income decreased by $0.2 million, or 1.9%, for the six months ended June 30, 2019 compared to 2018, primarily due to revenue growth of 30 basis points, offset by increases in repairs and maintenance expense, real estate taxes and personnel expenses.

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

For the three months ended June 30, 2019, casualty losses totaled $1.9 million and included two claims related to fires and one claim related to flooding. For the three months ended June 30, 2018, casualty losses totaled $0.6 million and included several minor claims.

For the six months ended June 30, 2019, casualty losses totaled $4.0 million and included large claims related to fires and water and winter storm damage, and several minor claims. For the six months ended June 30, 2018, casualty losses totaled $1.6 million and included several claims primarily related to water and winter storm damage, partially offset by recovery from insurance carriers for insured losses in excess of policy limits.

Net operating income decreased for the three and six months ended June 30, 2019 compared to 2018, by $13.2 million and $21.7 million, respectively, due to the sale of apartment communities in 2018 and 2019.

For the three and six months ended June 30, 2019 compared to 2018, net operating income decreased by $10.0 million and $23.1 million, respectively, due to the 2018 sale of our Asset Management business.

Depreciation and Amortization

For the three and six months ended June 30, 2019 compared to 2018, depreciation and amortization decreased by $5.6 million, or 5.7%, and $4.5 million, or 2.4%, respectively, primarily due to the reduction of depreciation expense associated with communities owned by partnerships served by our Asset Management business, which was sold in 2018, and depreciation associated with apartment communities sold in 2018 and 2019, partially offset by depreciation and amortization related to apartment communities acquired in 2018 and 2019 and renovated apartment homes placed in service upon their completion.

General and Administrative Expenses

For the three and six months ended June 30, 2019 compared to 2018, general and administrative expenses decreased $1.8 million, or 12.7%, and $2.7 million, or 10.9%, respectively, primarily due to lower personnel costs and timing of travel expenses.

Other Expenses, Net

Other expenses, net includes costs associated with our risk management activities, partnership administration expenses and certain non-recurring items.

For the six months ended June 30, 2019 compared to 2018, other expenses increased by $2.6 million, or 35.3%, primarily due to ground lease rent expense for a ground lease assumed in 2018, partially offset by reduced legal fees.

Interest Expense

For the three and six months ended June 30, 2019 compared to 2018, interest expense, which includes the amortization of debt issuance costs, decreased $10.4 million, or 20.8%, and $16.8 million, or 17.1%, respectively, due to lower interest on property-level debt following refinancing and debt payoff activity, including the 2018 repayment of our term loan, partially offset by an increase in interest on property-level debt assumed in connection with our acquisition of the Philadelphia portfolio.

Gain on Dispositions of Real Estate

The table below summarizes dispositions of apartment communities from our portfolio during the three and six months ended June 30, 2019 and 2018 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Number of apartment communities sold	1	—	8	3
Gross proceeds	$79.0	$—	$487.6	$71.9
Net proceeds (1)	78.1	—	418.3	70.2
Gain on disposition	64.3	—	355.8	53.5
(1)	Net proceeds are after repayment of debt, if any, net working capital settlements, payments of transaction costs and debt prepayment penalties, if applicable.

Income Tax Benefit (Expense)

Certain of our operations, including property management and risk management, are conducted through taxable REIT subsidiaries, or TRS entities. Additionally, some of our apartment communities are owned through TRS entities.

Our income tax benefit (expense) calculated in accordance with GAAP includes: (a) income taxes associated with the income or loss of our TRS entities including tax on gains on dispositions, for which the tax consequences have been realized or will be realized in future periods; (b) low income housing tax credits generated prior to the sale of our Asset Management business and four Hunters Point apartment communities that offset REIT taxable income, primarily from retained capital gains;

and (c) historic tax credits that offset income tax obligations of our TRS entities. Income taxes related to these items, as well as changes in valuation allowance and the establishment of incremental deferred tax items in conjunction with intercompany asset transfers (if applicable), are included in income tax (expense) benefit in our condensed consolidated statements of operations.

For the three months ended June 30, 2019 compared to 2018, income tax benefit decreased by $2.5 million primarily due to lower historic tax credits generated in 2019. For the six months ended June 30, 2019, we incurred income tax expense of $1.2 million compared to income tax benefit of $38.8 million during the same period in 2018. The change is primarily due to a tax benefit recognized in connection with a 2018 intercompany transfer of assets related to our Asset Management business, offset slightly by lower historic tax credits generated in 2019.

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

The amount of net income attributed to noncontrolling interests was driven by two primary factors: the operations of the consolidated apartment communities and gains on the sale of apartment communities with noncontrolling interest holders, as further discussed below.

For the six months ended June 30, 2019 and 2018, we attributed net income of $0.2 million and $6.3 million, respectively, to noncontrolling interests in consolidated real estate partnerships. The operating income attributed to noncontrolling interests resulting from operations of the consolidated apartment communities was $0.2 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively. Additionally, we attributed the gain on the sale of an apartment community to noncontrolling interests totaling $6.2 million during the six months ended June 30, 2018.

Noncontrolling Interests in Aimco Operating Partnership

In Aimco’s consolidated financial statements, noncontrolling interests in the Aimco Operating Partnership reflects the results attributable to the OP Unit holders. For the three months ended June 30, 2019 compared to 2018, net income attributed to noncontrolling interests in the Aimco Operating Partnership increased by $3.4 million. For the six months ended June 30, 2019 compared to 2018, net income attributed to noncontrolling interests in the Aimco Operating Partnership increased by  $14.8 million. Net income attributable to noncontrolling interests in the Aimco Operating Partnership fluctuates in proportion to variations in net income, as described above. The overall percentage of net income attributed to noncontrolling interests in the Aimco Operating Partnership also increased due to the issuance of OP Units as partial consideration for the acquisition of apartment communities in May 2018 and April 2019 and the repurchases of Common Stock completed in 2018. These transactions increased the noncontrolling interests’ share of the Aimco Operating Partnership relative to Aimco’s ownership.

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

Non-GAAP Measures

Various key financial indicators we use in managing our business and in evaluating our financial condition and operating performance are non-GAAP measures. Key non-GAAP measures we use are defined and described below, and for those non-GAAP measures used or disclosed within this quarterly report, reconciliations of the non-GAAP measures to the most comparable financial measure computed in accordance with GAAP are provided.

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

In computing 2019 Pro forma FFO, we made the following adjustments:

•

Preferred equity redemption related costs: On May 16, 2019, we redeemed our Class A Preferred Perpetual Stock. We excluded the redemption-related costs from Pro forma FFO because we believe these costs are not representative of operating performance.

•

Straight-line rent: In 2018, we assumed a 99-year ground lease with scheduled rent increases. Due to the terms of the lease, GAAP rent expense will exceed cash rent payments until 2076. We include the cash rent payments for this ground lease in Pro forma FFO but exclude the incremental straight-line non-cash rent expense. The rent expense for this lease is included in other expenses, net, in our condensed consolidated statements of operations.

•

Litigation: During 2018, we were engaged in litigation with Airbnb, which was resolved in December 2018. Due to the unpredictable nature of these proceedings, related amounts recognized, net of income tax effect, are excluded from Pro forma FFO. These costs are included in other expenses, net, in our condensed consolidated statements of operations.

•

Severance costs: In 2019, we incurred restructuring costs in connection with an office closure. We excluded such costs from Pro forma FFO because we believe these costs are not representative of operating performance.

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

•

Severance costs: In connection with the sale of our Asset Management business in 2018, we incurred severance costs. We excluded such costs from Pro forma FFO because we believe these costs are not representative of operating performance.

AFFO represents Pro forma FFO reduced by Capital Replacements, which represents our estimation of the actual capital additions made to replace capital assets consumed during our ownership period. When we make capital additions at an apartment community, we evaluate whether the additions extend the useful life of an asset as compared to its condition at the time we purchased the apartment community. We classify as Capital Improvements those capital additions that meet this criterion, and we classify as Capital Replacements those that do not. AFFO is a financial indicator we use to evaluate our short-term operational performance and is one of the factors that we use to determine the amounts of our dividend payments.

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

For the three and six months ended June 30, 2019 and 2018, Aimco’s Nareit FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income attributable to Aimco common stockholders (1)	$59,234	$2,817	$330,802	$84,342
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	89,780	95,238	181,154	185,632
Gain on dispositions and other, net of noncontrolling partners’ interest	(64,310)	(217)	(355,783)	(47,240)
Income tax adjustments related to gain on dispositions and other tax-related items (2)	210	85	6,736	(30,635)
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(1,356)	(4,610)	8,893	(5,167)
Amounts allocable to participating securities	(73)	(82)	243	(97)
Nareit FFO attributable to Aimco common stockholders – diluted	$83,485	$93,231	$172,045	$186,835
Adjustments, all net of common noncontrolling interests in Aimco OP and participating securities:
Preferred equity redemption related costs	3,864	—	3,864	—
Litigation, net	122	1,557	147	1,906
Severance costs	473	1,215	473	1,215
Change in lease accounting	—	(670)	—	(1,372)
Straight-line rent	634	—	2,946	—
Pro forma FFO attributable to Aimco common stockholders – diluted	$88,578	$95,333	$179,475	$188,584
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(13,134)	(11,040)	(22,845)	(20,105)
AFFO attributable to Aimco common stockholders – diluted	$75,444	$84,293	$156,630	$168,479
Total shares and dilutive share equivalents used to calculate Net income and Nareit FFO per share (3)	148,599	152,093	147,220	152,048
Adjustment to weight reverse stock split (4)	—	4,740	1,242	4,738
Pro forma shares and dilutive share equivalents used to calculate Pro forma FFO and AFFO per share	148,599	156,833	148,462	156,786
Net income attributable to Aimco per common share – diluted	$0.40	$0.02	$2.25	$0.55
FFO per share – diluted	$0.56	$0.61	$1.17	$1.23
Pro forma FFO per share – diluted	$0.60	$0.61	$1.21	$1.20
AFFO per share – diluted	$0.51	$0.54	$1.06	$1.07

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP.
(2)

Income taxes related to gain on dispositions and other items for the six months ended June 30, 2018 included a $33.6 million tax benefit related to an intercompany transfer of assets related to the Asset Management business, which was sold in July 2018. Upon completion of the sale, the deferred tax asset that resulted from the intercompany transfer was realized. Accordingly, we excluded the benefit related to the reorganization from Nareit FFO.

(3)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP.
(4)

During the three months ended March 31, 2019, we completed a reverse stock split and a special dividend paid primarily in stock. For stock splits, GAAP requires the restatement of weighted average shares as if the reverse stock split occurred at the beginning of the period presented; while shares issued in the special dividend are included in weighted average shares outstanding from the date issued. To minimize confusion and facilitate comparison of period-over-period Pro forma FFO and AFFO, we calculated pro forma weighted average shares for the six months ended June 30, 2019 based on the effective date of the reverse stock split and ex-dividend date for the shares issued in the special dividend, thereby eliminating the per-share impact of the GAAP treatment to Aimco’s reported Pro forma FFO and AFFO.

Please refer to the Results of Operations heading for discussion of our Pro forma FFO and AFFO results for 2019 compared to their comparable periods in 2018.

Please refer to the Liquidity and Capital Resources section for further information regarding our capital investing activities, including Capital Replacements.

The Aimco Operating Partnership does not separately compute or report Nareit FFO, Pro forma FFO or AFFO. However, based on Aimco’s method for allocation of such amounts to noncontrolling interests in the Aimco Operating Partnership, as well as limited differences between the amounts of net income attributable to Aimco’s common stockholders and the Aimco Operating Partnership’s unit holders during the periods presented, Nareit FFO, Pro forma FFO and AFFO amounts on a per unit basis for the Aimco Operating Partnership would be substantially the same as the corresponding per share amounts for Aimco.

Leverage Ratios

Our leverage strategy targets the ratio of Proportionate Debt and Preferred Equity to Adjusted EBITDAre to be below 7.0x and the ratio of Adjusted EBITDAre to Adjusted Interest Expense and Preferred Dividends to be greater than 2.5x. We also focus on the ratios of proportionate Debt to Adjusted EBITDAre and Adjusted EBITDAre Coverage of Adjusted Interest. We believe these ratios, which are based in part on non-GAAP financial information, are commonly used by investors and analysts to assess the relative financial risk associated with balance sheets of companies within the same industry, and they are believed to be similar to measures used by rating agencies to assess entity credit quality. EBITDAre and Adjusted EBITDAre should not be considered alternatives to net income (loss) as determined in accordance with GAAP as indicators of performance. There can be no assurance that our method of calculating EBITDAre and Adjusted EBITDAre is comparable with that of other real estate investment trusts.

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

Preferred Equity, as used in our leverage ratios, represents the redemption amounts for Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units. Preferred Equity, although perpetual in nature, is another component of our overall leverage. The reconciliation of total indebtedness to Proportionate Debt and Preferred Equity, as used in our leverage ratios as of June 30, 2019, is as follows (in thousands):

Total indebtedness	$3,997,447
Adjustments:
Debt issue costs related to non-recourse property debt	19,556
Proportionate share adjustments related to debt obligations of consolidated and unconsolidated partnerships	(7,706)
Cash and restricted cash	(65,907)
Proportionate share adjustments related to cash and restricted cash held by consolidated and unconsolidated partnerships	814
Securitization trust investment	(91,666)
Proportionate Debt	$3,852,538

Preferred Equity	101,178
Proportionate Debt and Preferred Equity	$3,953,716

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

In 2019, we retitled our Adjusted EBITDA measure to Adjusted EBITDAre in our calculation of leverage ratios. The computation of Adjusted EBITDAre has been modified from our prior measure to include amortization of debt issuance costs as a component of interest expense in both the computation of Adjusted Interest Expense and EBITDAre. The impact of this change is less than 0.1x to each ratio. We also began including a reconciliation of net income to EBITDAre. EBITDAre is defined by Nareit and provides for an additional performance measure independent of capital structure for greater comparability between real estate investment trusts. The reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three months ended June 30, 2019, as used in our leverage ratios, is as follows (in thousands):

Net income	$69,996
Adjustments:
Interest expense	39,541
Income tax benefit	(1,827)
Depreciation and amortization	91,924
Gain on disposition of real estate	(64,310)
Adjustment related to EBITDAre of unconsolidated partnerships	210
EBITDAre	$135,534
Net income attributable to noncontrolling interests in Aimco Operating Partnership	(70)
EBITDAre adjustments attributable to noncontrolling interests	(389)
Interest income received on securitization investment	(2,042)
Straight-line rent adjustment	671
Pro forma adjustment (1)	(569)
Severance costs (2)	500
Adjusted EBITDAre	$133,635
Annualized Adjusted EBITDAre	$534,540

(1)	Adjusted EBITDAre has been calculated on a pro forma basis to reflect the disposition of one apartment community during the period as if the transaction closed on April 1, 2019.
(2)	We excluded severance costs incurred in connection with restructuring activities, as these costs are not representative of operating performance.

We calculate Adjusted Interest Expense, as used in our leverage ratios, based on the most recent three months, annualized. Adjusted Interest Expense is a non-GAAP measure that we believe is meaningful for investors and analysts as it presents our share of current recurring interest requirements associated with leverage. Adjusted Interest Expense represents our proportionate share of interest expense on non-recourse property debt and interest expense on our revolving credit facility borrowings. We exclude from our calculation of Adjusted Interest Expense:

•	debt prepayment penalties, which are items that, from time to time, affect our interest expense but are not representative of our scheduled interest obligations; and
•

the income we receive on our investment in the securitization trust that holds certain of our property debt, as this income is being generated indirectly from interest we pay with respect to property debt held by the trust.

Preferred Dividends represents the dividends paid on Aimco’s preferred stock and the distributions paid on the Aimco Operating Partnership’s preferred OP Units. We add Preferred Dividends to Adjusted Interest Expense for a more complete picture of the interest and dividend requirements of our leverage.

The reconciliation of interest expense to Adjusted Interest Expense and Preferred Dividends for the three months ended June 30, 2019, as used in our leverage ratios, is as follows (in thousands):

Interest expense	$39,541
Adjustments:
Proportionate share adjustments related to interest of consolidated and unconsolidated partnerships	(76)
Debt prepayment penalties and other non-interest items	(118)
Interest income earned on securitization trust investment	(2,042)
Adjusted Interest Expense	$37,305
Preferred dividends	3,031
Adjusted Interest Expense and Preferred Dividends	$40,336
Annualized Adjusted Interest Expense	$149,220
Annualized Adjusted Interest Expense and Preferred Dividends	$161,344

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from operations. Additional sources are proceeds from sales of apartment communities, proceeds from refinancing existing property debt, borrowings under new property debt, borrowings under our revolving credit facility and proceeds from equity offerings.

Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding property debt, capital expenditures, dividends paid to stockholders, distributions paid to noncontrolling interest partners and acquisitions of apartment communities. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from apartment community sales and property-level debt issuance. We may use our revolving credit facility for working capital and other short-term purposes, such as funding investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities, redevelopment spending and apartment community acquisitions, through primarily non-recourse, long-term borrowings, the issuance of equity securities (including OP Units), the sale of apartment communities and cash generated from operations.

As of June 30, 2019, our primary sources of liquidity were as follows:

•	$34.0 million in cash and cash equivalents;
•

$31.9 million of restricted cash, which consists primarily of escrows related to resident security deposits and reserves and escrows held by lenders for capital additions, property taxes and insurance; and

•	$498.1 million of capacity to borrow under our revolving credit.

As of June 30, 2019, we held unencumbered apartment communities with an estimated fair market value of approximately $3.2 billion which, pro forma the subsequent financing activity described below, will be $2.3 billion.

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

As of June 30, 2019, approximately 90.4% of our leverage consisted of property-level, non-recourse, long-dated, amortizing debt. Approximately 92.2% of this property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation. The weighted average maturity of our property-level debt was 7.8 years. On average, 8.0% of our unpaid principal balances will mature each year from 2020 through 2022.

Subsequent to June 30, 2019, we rate-locked $587.0 million of new non-recourse, fixed-rate property debt, with a weighted average interest rate of 3.37% and a weighted average term to maturity of 11.5 years. After repayment of existing debt, we expect $462.0 million of proceeds to be used to repay borrowings on our credit facility.

While our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt, we also have a credit facility with a syndicate of financial institutions. As of June 30, 2019, we had $295.0 million, or 7.2% of leverage, drawn against our revolving credit facility and the capacity to borrow up to $498.1 million after consideration of $6.9 million of letters of credit backed by the facility. Pro forma the financing activity described above, we have capacity of $793.1 million on our revolving credit facility.

As of June 30, 2019, our outstanding preferred OP Units represented approximately 2.4% of total leverage. Preferred OP Units are redeemable at the holder’s option; however, we have computed the weighted average maturity of our total leverage assuming a 40-year maturity on the Units. We redeemed our Class A Perpetual Preferred Stock during three months ended June 30, 2019.

The combination of non-recourse property-level debt, borrowings under our revolving credit facility and preferred OP Units that comprise our total leverage, reduces our refunding and re-pricing risk. The weighted average maturity for our total leverage described above was 8.3 years as of June 30, 2019.

Under the revolving credit facility, we have agreed to maintain a Fixed Charge Coverage ratio of 1.40x, as well as comply with other covenants customary for similar revolving credit arrangements. For the trailing twelve month period ended June 30, 2019, our Fixed Charge Coverage ratio was 2.11x, compared to a ratio of 2.00x for the trailing twelve month period ended June 30, 2018. We expect to remain in compliance with this covenant during the next 12 months.

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

Operating Activities

For the six months ended June 30, 2019, net cash provided by operating activities was $170.0 million. Our operating cash flow is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the six months ended June 30, 2019 decreased by $15.6 million compared to 2018, lower net operating income associated with apartment communities sold and the Asset Management business sold in 2018, offset by improved operating results of our Same Store communities and increased contribution from our redevelopment and lease-up communities.

Investing Activities

For the six months ended June 30, 2019, net cash provided by investing activities of $197.5 million consisted primarily of proceeds from the disposition of eight apartment communities, partially offset by the acquisitions of One Ardmore and 50 Rogers, and by capital expenditures.

Further information about the acquisitions and dispositions completed during the six months ended June 30, 2019 is included in Note 3 to the condensed consolidated financial statements in Item 1.

Capital additions for our segments totaled $179.1 million and $156.1 million during the six months ended June 30, 2019 and 2018 respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.

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

•

capital enhancements, which may include kitchen and bath remodeling, energy conservation projects, and investments in longer-lived materials designed to reduce turnover costs, such as simulated wood flooring and granite countertops, all of which differs from redevelopment additions in that they are generally lesser in scope and do not significantly disrupt property operations;

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

•	development additions, which represent construction and related capitalized costs associated with the ground-up development of apartment communities; and
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

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, are presented below (in thousands):

	Six Months Ended June 30,
	2019	2018
Capital replacements	$19,777	$13,526
Capital improvements	6,162	5,484
Capital enhancements	41,487	44,064
Redevelopment additions	41,267	70,778
Development additions	55,611	17,416
Initial capital expenditures	11,052	794
Casualty capital additions	3,787	3,991
Total capital additions	179,143	156,053
Plus: additions related to consolidated Asset Management communities and apartment communities sold or held for sale	2,209	11,432
Consolidated capital additions	181,352	167,485
Plus: net change in accrued capital spending and capitalized stock compensation	(4,864)	(3,369)
Capital expenditures per condensed consolidated statement of cash flows	$176,488	$164,116

For the six months ended June 30, 2019 and 2018, we capitalized $4.5 million and $3.9 million, respectively, of interest costs, and $17.6 million and $17.7 million, respectively, of other direct and indirect costs.

We invested $41.5 million in capital enhancements during the six months ended June 30, 2019, and we anticipate a full year investment ranging from $80 million to $100 million.

Redevelopment and Development

We execute redevelopments using a range of approaches. We prefer to limit risk by executing redevelopments using a phased approach, in which we renovate an apartment community in stages. Smaller phases provide us the flexibility to maintain current earnings while aligning the timing of the completed apartment homes with market demand. The following table summarizes ongoing redevelopments of this nature at June 30, 2019 (dollars in millions):

	Location	Apartment Homes Approved for Redevelopment	Estimated Net Investment	Inception -to-Date Net Investment
Bay Parc	Miami, FL	60	$24.1	$22.8
Total		60	$24.1	$22.8

When smaller redevelopment phases are not possible, we may engage in redevelopment activities where an entire building or community is vacated. Additionally, we undertake some ground-up development when warranted by risk-adjusted investment returns, either directly or in connection with the redevelopment of an existing apartment community. The following table summarizes our investments related to these developments and redevelopments at June 30, 2019 (dollars in millions):

	Location	Apartment Homes Approved for Redevelopment or Development	Estimated Net Investment	Inception -to-Date Net Investment	Stabilized Occupancy	NOI Stabilization
707 Leahy	Redwood City, CA	110	$23.7	$2.5	3Q 2020	4Q 2021
Elm Creek Townhomes	Elmhurst, IL	58	35.1	11.3	2Q 2021	3Q 2022
Flamingo Point	Miami Beach, FL	886	280.0	38.0	4Q 2022	1Q 2024
The Fremont	Denver, CO (MSA)	253	87.0	28.7	3Q 2021	4Q 2022
Parc Mosaic	Boulder, CO	226	123.4	102.8	4Q 2020	1Q 2022
Total		1,533	$549.2	$183.3

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

Our total estimated net investment in redevelopment and development is $573.3 million with a projected weighted average net operating income yield on these investments of 5.3%, assuming untrended rents. Of this total, $206.1 million has been funded. We expect to fund the remaining redevelopment and development investment through a combination of leverage and proceeds from community sales.

During the six months ended June 30, 2019, we invested $96.9 million in redevelopment and development. We continued phased redevelopment activities at Bay Parc in Miami, and the ground-up construction at Parc Mosaic in Boulder, Colorado, The Fremont on the Anschutz Medical Campus in Aurora, Colorado, and Elm Creek Townhomes in Elmhurst, Illinois. We also commenced the full redevelopment of 707 Leahy in Redwood City, California.

During the six months ended June 30, 2019, we also began the next phase of redevelopment at Flamingo Point in Miami Beach, Florida. At the North Tower, we expect to invest approximately $170 million and to create 366 new apartment homes. At the Center Tower, we expect to invest $70 million to renovate apartment homes on-the-turn at a pace dictated by the market. The initial $40 million phase of redevelopment, which is focused on amenity and common area improvements is expected to be complete by year-end 2019. Upon completion of the amenities, common areas, and apartments in the North and Center towers, we will have invested $280.0 million.

Financing Activities

For the six months ended June 30, 2019, net cash used in financing activities of $374.3 million was attributed to the items discussed below.

Net borrowings on our revolving credit facility of $134.6 million primarily relate to the timing of apartment community acquisitions and dispositions and of property debt financing activities.

Principal payments on property loans during the period totaled $207.8 million of scheduled principal amortization.

Redemption of Preferred Stock of $125.0 million represents the cash paid upon redemption of our Class A Perpetual Preferred Stock during the six months ended June 30, 2019.

Net cash used in financing activities also includes $139.5 million of payments to equity holders, as further detailed in the table below.

Equity and Partners’ Capital Transactions

The following table presents the Aimco Operating Partnership’s distribution activity (including distributions paid to Aimco) during the six months ended June 30, 2019 (in thousands):

Cash distributions paid by the Aimco Operating Partnership to preferred unitholders (1)	$7,114
Cash distributions paid by the Aimco Operating Partnership to common unitholders (2)	132,364
Cash distributions paid to holders of noncontrolling interests in consolidate real estate partnerships	56
Total cash distributions paid by the Aimco Operating Partnership	$139,534

(1)	$3.2 million represented distributions to Aimco, and $3.9 million represented distributions paid to holders of OP Units.
(2)	$125.4 million represented distributions to Aimco, and $7.0 million represented distributions paid to holders of OP Units.

The following table presents Aimco’s dividends paid to outside stock or OP Unit holders during the six months ended June 30, 2019 (in thousands):

Cash distributions paid to holders of OP Units	$10,881
Cash distributions paid to holders of noncontrolling interests in consolidated real estate partnerships	56
Cash dividends paid by Aimco to preferred stockholders	3,247
Cash dividends paid by Aimco to common stockholders	125,350
Total cash dividends and distributions paid by Aimco	$139,534

Future Capital Needs

We expect to fund any future acquisitions, redevelopment, development, and other capital spending principally with proceeds from apartment community sales, short-term borrowings, debt and equity financing and operating cash flows. Our near term business plan does not contemplate the issuance of equity.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk

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

Changes in Internal Control Over Financial Reporting

There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.	Risk Factors

As of the date of this report, there have been no material changes from the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Aimco

(a) Unregistered Sales of Equity Securities. From time to time during the three months ended June 30, 2019, we issued shares of Common Stock in exchange for common OP Units tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Aimco Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit. During the three months ended June 30, 2019, approximately 70,000 shares of Common Stock were issued in exchange for common OP Units in these transactions. All of the foregoing issuances were made in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its common equity securities during the three months ended June 30, 2019. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of June 30, 2019, Aimco was authorized to repurchase approximately 10.6 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

The Aimco Operating Partnership

(a) Unregistered Sales of Equity Securities. On April 1, 2019, the Aimco Operating Partnership issued 59,761 common OP Units as a partial consideration for the acquisition of One Ardmore, an apartment community located in the Philadelphia area. Such common OP Units were issued in private placement transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, limited partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the three months ended June 30, 2019, approximately 70,000 common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases, or redemptions in exchange for cash, of the Aimco Operating Partnership’s equity securities for the three months ended June 30, 2019.

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2019 - April 30, 2019	3,088	$50.20	N/A	N/A
May 1, 2019 - May 31, 2019	13,387	$49.34	N/A	N/A
June 1, 2019 - June 30, 2019	15,077	$50.43	N/A	N/A
Total	31,552	$49.94

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

10.1

Fifth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 29, 1994, as amended and restated as of April 5, 2019 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K dated April 9, 2019, in incorporated herein by this reference)

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

101

The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: August 9, 2019