Form 10-Q
period 2019-09-30
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2019-11-04
CIK 922864, 926660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

4582 South Ulster Street, Suite 1700
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

The number of shares of Apartment Investment and Management Company Class A Common Stock outstanding as of November 1, 2019: 148,884,686

The number of AIMCO Properties, L.P. Partnership Common Units outstanding as of November 1, 2019: 158,433,601

EXPLANATORY NOTE

This filing combines the reports on Form 10-Q for the quarterly period ended September 30, 2019, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean, collectively, Aimco, the Aimco Operating Partnership and their consolidated entities.

Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of, and as of September 30, 2019, owned a 94.0% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 6.0% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.

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

To help investors understand the differences between Aimco and the Aimco Operating Partnership, this report provides: separate condensed consolidated financial statements for Aimco and the Aimco Operating Partnership; a single set of condensed consolidated notes to such financial statements that includes separate discussions of each entity’s earnings per share and unit, as applicable; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity, where appropriate.

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Buildings and improvements	$6,848,162	$6,552,065
Land	1,887,424	1,756,525
Total real estate	8,735,586	8,308,590
Accumulated depreciation	(2,684,694)	(2,585,115)
Net real estate	6,050,892	5,723,475
Cash and cash equivalents	58,724	36,858
Restricted cash	34,501	35,737
Other assets	395,061	351,541
Assets held for sale	—	42,393
Total assets	$6,539,178	$6,190,004
LIABILITIES AND EQUITY
Non-recourse property debt, net	$4,254,710	$3,915,305
Revolving credit facility borrowings	—	160,360
Total indebtedness	4,254,710	4,075,665
Accrued liabilities and other	397,216	226,230
Liabilities related to assets held for sale	—	23,177
Total liabilities	4,651,926	4,325,072
Preferred noncontrolling interests in Aimco Operating Partnership	101,178	101,291
Commitments and contingencies (Note 5)
Equity:
Perpetual Preferred Stock	—	125,000
Common Stock, $0.01 par value, 500,787,260 shares authorized, 148,884,686 and 144,623,034 shares issued/outstanding at September 30, 2019 and December 31, 2018, respectively	1,489	1,446
Additional paid-in capital	3,497,333	3,515,686
Accumulated other comprehensive income	4,488	4,794
Distributions in excess of earnings	(1,797,851)	(1,947,507)
Total Aimco equity	1,705,459	1,699,419
Noncontrolling interests in consolidated real estate partnerships	1,500	(2,967)
Common noncontrolling interests in Aimco Operating Partnership	79,115	67,189
Total equity	1,786,074	1,763,641
Total liabilities and equity	$6,539,178	$6,190,004

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES
Rental and other property revenues attributable to real estate	$229,827	$234,048	$684,262	$690,571
Asset Management business rental and tax credit revenues	—	8,433	—	49,817
Total revenues	229,827	242,481	684,262	740,388
OPERATING EXPENSES
Property operating expenses attributable to real estate	77,430	78,254	232,453	232,572
Property operating expenses of partnerships served by Asset Management business	—	2,608	—	20,865
Depreciation and amortization	97,538	96,406	283,027	286,439
General and administrative expenses	11,821	12,479	34,314	37,196
Other expenses, net	4,411	5,780	14,323	13,624
Total operating expenses	191,200	195,527	564,117	590,696

Interest income	2,824	2,712	8,615	7,768
Interest expense	(42,011)	(45,492)	(122,961)	(143,193)
Gain on dispositions of real estate and the Asset Management business	1,146	626,232	356,929	679,738
Other, net	288	(283)	591	141
Income before income tax benefit (expense)	874	630,123	363,319	694,146
Income tax benefit (expense)	3,096	(26,206)	1,942	12,617
Net income	3,970	603,917	365,261	706,763
Noncontrolling interests:
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	58	(1,794)	(103)	(8,045)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,933)	(1,934)	(5,800)	(5,805)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(116)	(30,198)	(18,787)	(34,093)
Net income attributable to noncontrolling interests	(1,991)	(33,926)	(24,690)	(47,943)
Net income attributable to Aimco	1,979	569,991	340,571	658,820
Net income attributable to Aimco preferred stockholders	—	(2,148)	(7,335)	(6,445)
Net loss (income) attributable to participating securities	24	(814)	(431)	(1,004)
Net income attributable to Aimco common stockholders	$2,003	$567,029	$332,805	$651,371
Net income attributable to Aimco per common share – basic	$0.01	$3.73	$2.26	$4.29
Net income attributable to Aimco per common share – diluted	$0.01	$3.73	$2.26	$4.28
Weighted average common shares outstanding – basic	148,434	151,971	147,474	151,928
Weighted average common shares outstanding – diluted	148,636	152,193	147,692	152,086

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$3,970	$603,917	$365,261	$706,763
Other comprehensive income:
Unrealized (losses) gains on available for sale debt securities	(402)	979	(325)	(72)
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	—	757	—	1,391
Other comprehensive (loss) income	(402)	1,736	(325)	1,319
Comprehensive income	3,568	605,653	364,936	708,082
Comprehensive income attributable to noncontrolling interests	(1,967)	(34,020)	(24,671)	(48,015)
Comprehensive income attributable to Aimco common stockholders	$1,601	$571,633	$340,265	$660,067

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended September 30, 2019 and 2018

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnerships	Total Equity
Balances at June 30, 2018	5,000	$125,000	152,592	$1,526	$3,887,308	$3,208	$(2,402,101)	$1,614,941	$(2,984)	$42,828	$1,654,785
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	(847)	(847)
Amortization of share-based compensation cost	—	—	—	—	1,804	—	—	1,804	—	456	2,260
Effect of changes in ownership of consolidated entities	—	—	—	—	(753)	—	—	(753)	—	753	—
Other, net	—	—	—	—	1	—	(3)	(2)	—	—	(2)
Net income	—	—	—	—	—	—	569,991	569,991	1,794	30,198	601,983
Change in accumulated other comprehensive income	—	—	—	—	—	1,642	—	1,642	—	94	1,736
Cash dividends paid to Common Stockholders	—	—	—	—	—	—	(59,793)	(59,793)	—	—	(59,793)
Cash dividends paid to Preferred Stockholders	—	—	—	—	—	—	(2,148)	(2,148)	—	—	(2,148)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(415)	(3,429)	(3,844)
Balances at September 30, 2018	5,000	$125,000	152,592	$1,526	$3,888,360	$4,850	$(1,894,054)	$2,125,682	$(1,605)	$70,053	$2,194,130

Balances at June 30, 2019	—	$—	148,827	$1,488	$3,498,629	$4,866	$(1,741,765)	$1,763,218	$(2,718)	$82,366	$1,842,866
Redemption of Aimco Operating Partnership Units	—	—	57	1	2,820	—	—	2,821	—	(3,647)	(826)
Amortization of share-based compensation cost	—	—	—	—	1,163	—	—	1,163	—	795	1,958
Effect of changes in ownership of consolidated entities	—	—	—	—	(5,104)	—	—	(5,104)	2,315	2,789	—
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	—	—	4,911	—	4,911
Purchase of noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	—	—	(2,863)	—	(2,863)
Other, net	—	—	1	—	(175)	—	—	(175)	—	—	(175)
Net income	—	—	—	—	—	—	1,979	1,979	(58)	116	2,037
Change in accumulated other comprehensive income	—	—	—	—	—	(378)	—	(378)	—	(24)	(402)
Cash dividends paid to Common Stockholders	—	—	—	—	—	—	(58,065)	(58,065)	—	—	(58,065)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(87)	(3,280)	(3,367)
Balances at September 30, 2019	—	$—	148,885	$1,489	$3,497,333	$4,488	$(1,797,851)	$1,705,459	$1,500	$79,115	$1,786,074

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2019 and 2018

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnerships	Total Equity
Balances at December 31, 2017	5,000	$125,000	152,435	$1,524	$3,900,090	$3,603	$(2,367,073)	$1,663,144	$(1,716)	$(5,675)	$1,655,753
Issuance of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	50,151	50,151
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	(8,458)	(8,458)
Amortization of share-based compensation cost	—	—	21	—	6,285	—	—	6,285	—	1,236	7,521
Effect of changes in ownership of consolidated entities	—	—	—	—	(18,137)	—	—	(18,137)	—	8,036	(10,101)
Other, net	—	—	136	2	122	—	(5)	119	—	—	119
Net income	—	—	—	—	—	—	658,820	658,820	8,045	34,093	700,958
Change in accumulated other comprehensive income	—	—	—	—	—	1,247	—	1,247	—	72	1,319
Cash dividends paid to Common Stockholders	—	—	—	—	—	—	(179,351)	(179,351)	—	—	(179,351)
Cash dividends paid to Preferred Stockholders	—	—	—	—	—	—	(6,445)	(6,445)	—	—	(6,445)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7,934)	(9,402)	(17,336)
Balances at September 30, 2018	5,000	$125,000	152,592	$1,526	$3,888,360	$4,850	$(1,894,054)	$2,125,682	$(1,605)	$70,053	$2,194,130

Balances at December 31, 2018	5,000	$125,000	144,623	$1,446	$3,515,686	$4,794	$(1,947,507)	$1,699,419	$(2,967)	$67,189	$1,763,641
Repurchases of Common Stock	—	—	(461)	(5)	(20,677)	—	—	(20,682)	—	—	(20,682)
Redemption of Preferred Stock	(5,000)	(125,000)	—	—	4,089	—	(4,089)	(125,000)	—	—	(125,000)
Issuance of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	3,034	3,034
Redemption of Aimco Operating Partnership Units	—	—	127	2	6,242	—	—	6,244	—	(11,202)	(4,958)
Amortization of share-based compensation cost	—	—	22	—	4,795	—	—	4,795	—	2,387	7,182
Effect of changes in ownership of consolidated entities	—	—	—	—	(12,123)	—	—	(12,123)	3,357	8,766	—
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	—	—	4,911	—	4,911
Purchase of noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	—	—	(3,780)	—	(3,780)
Other, net	—	—	82	1	(118)	—	—	(117)	19	—	(98)
Net income	—	—	—	—	—		340,571	340,571	103	18,787	359,461
Change in accumulated other comprehensive income	—	—	—	—	—	(306)	—	(306)	—	(19)	(325)
Cash dividends paid to Common Stockholders	—	—	—	—	—	—	(183,579)	(183,579)	—	—	(183,579)
Common Stock issued to Common Stockholders in special dividend	—	—	4,492	45	(561)	—	—	(516)	—	—	(516)
Cash dividends paid to Preferred Stockholders	—	—	—	—	—	—	(3,247)	(3,247)	—	—	(3,247)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(143)	(9,827)	(9,970)
Balances at September 30, 2019	—	$—	148,885	$1,489	$3,497,333	$4,488	$(1,797,851)	$1,705,459	$1,500	$79,115	$1,786,074

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$365,261	$706,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283,027	286,439
Gain on dispositions of real estate and the Asset Management business	(356,929)	(679,738)
Income tax benefit	(1,942)	(12,617)
Other adjustments	10,429	11,762
Net changes in operating assets and operating liabilities	(21,098)	(9,683)
Net cash provided by operating activities	278,748	302,926
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(131,613)	(212,358)
Capital expenditures	(292,749)	(253,149)
Proceeds from dispositions of real estate	422,463	708,464
Purchases of corporate assets	(14,825)	(5,530)
Proceeds from repayments on notes receivable	111	3,242
Other investing activities	608	(1,547)
Net cash (used in) provided by investing activities	(16,005)	239,122
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of non-recourse property debt	667,965	360,613
Principal repayments of non-recourse property debt	(390,346)	(403,141)
Repayment of term loan	—	(250,000)
Net repayments on revolving credit facility	(160,360)	(67,160)
Repurchases of Common Stock	(20,682)	—
Redemption of Preferred Stock	(125,000)	—
Payment of dividends to Common Stockholders	(183,319)	(178,937)
Payment of dividends to Preferred Stockholders	(3,247)	(6,445)
Payment of distributions to noncontrolling interests	(16,320)	(22,549)
Redemption of noncontrolling interests in the Aimco Operating Partnership	(5,071)	(8,675)
Contribution from noncontrolling interests in consolidated real estate partnerships	4,911	—
Purchases of noncontrolling interests in consolidated real estate partnerships	(3,780)	(3,581)
Other financing activities	(6,864)	(415)
Net cash used in financing activities	(242,113)	(580,290)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	20,630	(38,242)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	72,595	142,541
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$93,225	$104,299

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Buildings and improvements	$6,848,162	$6,552,065
Land	1,887,424	1,756,525
Total real estate	8,735,586	8,308,590
Accumulated depreciation	(2,684,694)	(2,585,115)
Net real estate	6,050,892	5,723,475
Cash and cash equivalents	58,724	36,858
Restricted cash	34,501	35,737
Other assets	395,061	351,541
Assets held for sale	—	42,393
Total assets	$6,539,178	$6,190,004
LIABILITIES AND EQUITY
Non-recourse property debt, net	$4,254,710	$3,915,305
Revolving credit facility borrowings	—	160,360
Total indebtedness	4,254,710	4,075,665
Accrued liabilities and other	397,216	226,230
Liabilities related to assets held for sale	—	23,177
Total liabilities	4,651,926	4,325,072
Redeemable preferred units	101,178	101,291
Commitments and contingencies (Note 5)
Partners’ capital:
Preferred units	—	125,000
General Partner and Special Limited Partner	1,705,459	1,574,419
Limited Partners	79,115	67,189
Partners’ capital attributable to the Aimco Operating Partnership	1,784,574	1,766,608
Noncontrolling interests in consolidated real estate partnerships	1,500	(2,967)
Total partners’ capital	1,786,074	1,763,641
Total liabilities and partners’ capital	$6,539,178	$6,190,004

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES
Rental and other property revenues attributable to real estate	$229,827	$234,048	$684,262	$690,571
Asset Management business rental and tax credit revenues	—	8,433	—	49,817
Total revenues	229,827	242,481	684,262	740,388
OPERATING EXPENSES
Property operating expenses attributable to real estate	77,430	78,254	232,453	232,572
Property operating expenses of partnerships served by Asset Management business	—	2,608	—	20,865
Depreciation and amortization	97,538	96,406	283,027	286,439
General and administrative expenses	11,821	12,479	34,314	37,196
Other expenses, net	4,411	5,780	14,323	13,624
Total operating expenses	191,200	195,527	564,117	590,696
a
Interest income	2,824	2,712	8,615	7,768
Interest expense	(42,011)	(45,492)	(122,961)	(143,193)
Gain on dispositions of real estate and the Asset Management business	1,146	626,232	356,929	679,738
Other, net	288	(283)	591	141
Income before income tax benefit (expense)	874	630,123	363,319	694,146
Income tax benefit (expense)	3,096	(26,206)	1,942	12,617
Net income	3,970	603,917	365,261	706,763
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	58	(1,794)	(103)	(8,045)
Net income attributable to the Aimco Operating Partnership	4,028	602,123	365,158	698,718
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(1,933)	(4,082)	(13,135)	(12,250)
Net loss (income) attributable to participating securities	43	(941)	(429)	(1,145)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$2,138	$597,100	$351,594	$685,323
Net income attributable to the Aimco Operating Partnership per common unit – basic	$0.01	$3.73	$2.26	$4.29
Net income attributable to the Aimco Operating Partnership per common unit – diluted	$0.01	$3.72	$2.26	$4.29
Weighted average common units outstanding – basic	156,618	160,088	155,644	159,622
Weighted average common units outstanding – diluted	156,879	160,328	155,971	159,787

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$3,970	$603,917	$365,261	$706,763
Other comprehensive income:
Unrealized (losses) gains on available for sale debt securities	(402)	979	(325)	(72)
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	—	757	—	1,391
Other comprehensive (loss) income	(402)	1,736	(325)	1,319
Comprehensive income	3,568	605,653	364,936	708,082
Comprehensive loss (income) attributable to noncontrolling interests	58	(1,794)	(103)	(8,045)
Comprehensive income attributable to the Aimco Operating Partnership common unitholders	$3,626	$603,859	$364,833	$700,037

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended September 30, 2019 and 2018

(In thousands)

(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ capital
Balances at June 30, 2018	$125,000	$1,489,941	$42,828	$1,657,769	$(2,984)	$1,654,785
Redemption of partnership units held by non-Aimco partners	—	—	(847)	(847)	—	(847)
Amortization of share-based compensation	—	1,804	456	2,260	—	2,260
Effect of changes in ownership of partnership units	—	(753)	753	—	—	—
Other, net	—	(2)	—	(2)	—	(2)
Net income	—	569,991	30,198	600,189	1,794	601,983
Change in accumulated other comprehensive income	—	1,642	94	1,736	—	1,736
Distributions paid to common unitholders	—	(59,793)	(3,429)	(63,222)	—	(63,222)
Distributions paid to preferred unitholders	—	(2,148)	—	(2,148)	—	(2,148)
Distributions paid to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	(415)	(415)
Balances at September 30, 2018	$125,000	$2,000,682	$70,053	$2,195,735	$(1,605)	$2,194,130

Balances at June 30, 2019	$—	$1,763,218	$82,366	$1,845,584	$(2,718)	$1,842,866
Redemption of partnership units held by non-Aimco partners	—	2,821	(3,647)	(826)	—	(826)
Amortization of share-based compensation	—	1,163	795	1,958	—	1,958
Effect of changes in ownership of partnership units and consolidated entities	—	(5,104)	2,789	(2,315)	2,315	—
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	4,911	4,911
Purchase of noncontrolling interest in consolidated real estate partnerships	—	—	—	—	(2,863)	(2,863)
Other, net	—	(175)	—	(175)	—	(175)
Net income	—	1,979	116	2,095	(58)	2,037
Change in accumulated other comprehensive income	—	(378)	(24)	(402)	—	(402)
Distributions paid to common unitholders	—	(58,065)	(3,280)	(61,345)	—	(61,345)
Distributions paid to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	(87)	(87)
Balances at September 30, 2019	$—	$1,705,459	$79,115	$1,784,574	$1,500	$1,786,074

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Nine Months Ended September 30, 2019 and 2018

(In thousands)

(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2017	$125,000	$1,538,144	$(5,675)	$1,657,469	$(1,716)	$1,655,753
Issuance of common partnership units	—	—	50,151	50,151	—	50,151
Redemption of partnership units held by non-Aimco partners	—	—	(8,458)	(8,458)	—	(8,458)
Amortization of share-based compensation	—	6,285	1,236	7,521	—	7,521
Effect of changes in ownership of partnership units	—	(18,137)	8,036	(10,101)	—	(10,101)
Other, net	—	119	—	119	—	119
Net income	—	658,820	34,093	692,913	8,045	700,958
Change in accumulated other comprehensive income	—	1,247	72	1,319	—	1,319
Distributions paid to common unitholders	—	(179,351)	(9,402)	(188,753)	—	(188,753)
Distributions paid to preferred unitholders	—	(6,445)	—	(6,445)	—	(6,445)
Distributions paid to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	(7,934)	(7,934)
Balances at September 30, 2018	$125,000	$2,000,682	$70,053	$2,195,735	$(1,605)	$2,194,130

Balances at December 31, 2018	$125,000	$1,574,419	$67,189	$1,766,608	$(2,967)	$1,763,641
Repurchases of common partnership units held by Aimco	—	(20,682)	—	(20,682)	—	(20,682)
Redemption of preferred units held by Aimco	(125,000)	—	—	(125,000)	—	(125,000)
Issuance of common partnership units	—	—	3,034	3,034	—	3,034
Redemption of partnership units held by non-Aimco partners	—	6,244	(11,202)	(4,958)	—	(4,958)
Amortization of share-based compensation	—	4,795	2,387	7,182	—	7,182
Effect of changes in ownership of partnership units and consolidated entities	—	(12,123)	8,766	(3,357)	3,357	—
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	4,911	4,911
Purchase of noncontrolling interest in consolidated real estate partnerships	—	—	—	—	(3,780)	(3,780)
Other, net	—	(117)	—	(117)	19	(98)
Net income	—	340,571	18,787	359,358	103	359,461
Change in accumulated other comprehensive income	—	(306)	(19)	(325)	—	(325)
Distributions paid to common unitholders	—	(183,579)	(9,827)	(193,406)	—	(193,406)
Common partnership units issued to common unitholders in special distribution		(516)	—	(516)	—	(516)
Distributions paid to preferred unitholders	—	(3,247)	—	(3,247)	—	(3,247)
Distributions paid to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	(143)	(143)
Balances at September 30, 2019	$—	$1,705,459	$79,115	$1,784,574	$1,500	$1,786,074

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$365,261	$706,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283,027	286,439
Gain on dispositions of real estate and the Asset Management business	(356,929)	(679,738)
Income tax benefit	(1,942)	(12,617)
Other adjustments	10,429	11,762
Net changes in operating assets and operating liabilities	(21,098)	(9,683)
Net cash provided by operating activities	278,748	302,926
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(131,613)	(212,358)
Capital expenditures	(292,749)	(253,149)
Proceeds from dispositions of real estate	422,463	708,464
Purchases of corporate assets	(14,825)	(5,530)
Proceeds from repayments on notes receivable	111	3,242
Other investing activities	608	(1,547)
Net cash (used in) provided by investing activities	(16,005)	239,122
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of non-recourse property debt	667,965	360,613
Principal repayments of non-recourse property debt	(390,346)	(403,141)
Repayment of term loan	—	(250,000)
Net repayments on revolving credit facility	(160,360)	(67,160)
Repurchases of common partnership units held by Aimco	(20,682)	—
Redemption of preferred units held by Aimco	(125,000)	—
Payment of distributions to Aimco	(183,319)	(178,937)
Payment of distributions to Limited Partners	(10,211)	(8,810)
Payment of distributions to preferred unitholders	(9,047)	(12,250)
Payment of distributions to noncontrolling interests in consolidated real estate partnerships	(309)	(7,934)
Redemptions of partnership units held by non-Aimco partners	(5,071)	(8,675)
Contributions from noncontrolling interests in consolidated real estate partnerships	4,911	—
Purchases of noncontrolling interests in consolidated real estate partnerships	(3,780)	(3,581)
Other financing activities	(6,864)	(415)
Net cash used in financing activities	(242,113)	(580,290)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	20,630	(38,242)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	72,595	142,541
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$93,225	$104,299

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as partnership preferred units, which we refer to as preferred OP Units. As of September 30, 2019, after elimination of units held by consolidated subsidiaries, the Aimco Operating Partnership had 158,447,276 common partnership units outstanding. As of September 30, 2019, Aimco owned 148,884,686 of the common partnership units, or 94.0%, of the Aimco Operating Partnership and Aimco had, an equal number of shares of its Class A Common Stock outstanding, which we refer to as Common Stock.

Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.

As of September 30, 2019, we owned an equity interest in 128 apartment communities with 33,824 apartment homes in our portfolio. Our portfolio is diversified by both price point and geography and consists primarily of market rate apartment communities in which we own a substantial interest. We consolidated 124 of these apartment communities with 33,682 apartment homes.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Temporary Equity and Partners’ Capital

The following table presents a reconciliation of the Aimco Operating Partnership’s preferred OP Units from December 31, 2018 to September 30, 2019. As described in Note 6, the preferred OP Units may be redeemed at the holder’s option, and are therefore presented within temporary equity in Aimco’s condensed consolidated balance sheets and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets (in thousands):

Balance, December 31, 2018	$101,291
Distributions to holders of preferred OP Units	(5,800)
Redemption of preferred OP Units and other	(113)
Net income attributable to preferred OP Units	5,800
Balance, September 30, 2019	$101,178

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Reclassifications and Revisions

Certain items in the 2018 condensed consolidated financial statements have been reclassified to conform to the current presentation. We have also reclassified gain on dispositions of real estate and related income taxes, which were previously reported net on our condensed consolidated statements of operations, to now present gain on dispositions of real estate and the Asset Management business as a component of income before income tax benefit (expense) in our condensed consolidated statements of operations, as follows (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Income tax benefit (expense)	$27,941	$(54,147)	$(26,206)	$69,724	$(57,107)	$12,617
Gain on dispositions of real estate and the Asset Management business	572,085	54,147	626,232	622,631	57,107	679,738

During the nine months ended September 30, 2019, Aimco and the Aimco Operating Partnership effected a reverse split of Common Stock and common partnership units, respectively, at a ratio of one share or unit for every 1.03119 shares or units outstanding on the date of effectiveness. The accounting guidance for recapitalization events requires that we revise Aimco’s equity and the Aimco Operating Partnership’s partners’ capital as if the reverse split had occurred at the beginning of the earliest period presented. As such, we have revised the outstanding share and unit counts, presentation of share and unit activity, and earnings per share and unit, as if the reverse split had occurred on December 31, 2017.

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

In 2018, the Securities Exchange Commission, or SEC, amended its rules to eliminate, modify, or integrate into other SEC requirements certain disclosure rules. The amendments are intended to simplify compliance without significantly changing the total mix of information provided to investors. The amendments created a requirement to report changes in equity and dividends per share in interim periods on a comparative basis for both quarter-to-date and year-to-date periods presented. We have presented comparative interim statements of stockholders’ and partners’ equity in our condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018.

Recent Accounting Pronouncements

In 2016, the FASB issued a new standard for accounting for financial instruments and credit losses thereon, which changes the method and timing of the recognition of credit losses on financial assets. The standard will require us to estimate and record credit losses over the life of a financial instrument, including receivables, at its inception. We have limited loans receivable and we invest in debt securities, which are subject to the new standard. Financial instruments, including receivables, related to operating leases are excluded from the new standard as they are subject to the lease accounting standard. This credit loss standard is required to be applied using a modified-retrospective approach and requires a cumulative-effect adjustment to retained earnings be recorded as of the date of adoption. The new standard is effective for us on January 1, 2020. We are currently in the process of completing our analysis of the impact of the standard and do not expect it to have a material effect on our financial position or results of operations.

Note 3 — Significant Transactions

Acquisition of 1001 Brickell Bay Drive

During the three months ended September 30, 2019, we acquired a 95% interest in 1001 Brickell Bay Drive, a 1.8-acre waterfront parcel in Miami, Florida, currently improved with an office building. Summarized information regarding this acquisition is set forth in the table below (dollars in thousands):

Purchase price	$156,750
Capitalized transaction costs	2,339
Noncontrolling interests in consolidated real estate partnerships	8,250
Total consideration (1)	$167,339

Acquisition costs allocated to land	$145,648
Acquisition costs allocated to building and improvements	153,241
Acquisition costs allocated to intangible assets	16,500
Acquisition costs allocated to intangible liabilities	(6,519)
Deferred tax liability assumed (2)	(141,531)
Total consideration	$167,339

(1)	Total consideration includes $66.8 million of debt assumed.
(2)

The deferred tax liability of $141.5 million resulted from the corporate structure utilized to complete the acquisition and is due to the difference between the purchase price determined in accordance with GAAP and the tax basis of the property. For the three and nine months ended September 30, 2019, we recorded an income tax benefit of $1.7 million related to this property.

Acquisitions of Apartment Communities

During the nine months ended September 30, 2019, we acquired an apartment community located in Ardmore, Pennsylvania, a suburb of Philadelphia. Summarized information regarding this acquisition is set forth in the table below (dollars in thousands):

Number of apartment homes	110

Purchase price (1)	$65,833
Capitalized transaction costs	892
Total consideration	$66,725

Acquisition costs allocated to land	$4,929
Acquisition costs allocated to building (2)	61,271
Acquisition costs allocated to furniture and fixtures (2)	525
Total consideration	$66,725

(1)

The gross purchase price of the acquisition consisted of $32.8 million in cash, $30.9 million of assumed property-level debt and the issuance of 59,761 OP Units. In accordance with GAAP, the OP Units were valued at $50.77 per unit, the Aimco Common Stock closing price on April 5, 2019, the purchase date.

(2)	Amounts are included within the buildings and improvements line item in our condensed consolidated balance sheets.

Dispositions of Apartment Communities

During the nine months ended September 30, 2019, we sold apartment communities as summarized below (dollars in thousands):

Apartment communities sold	8
Apartment homes sold	2,605
Gain on dispositions of real estate	$356,929

The apartment communities sold were predominantly located outside of our primary markets or in lower-rated locations within our primary markets and had average revenues per apartment home significantly below those of our retained portfolio.

In addition to the apartment communities we sold during the current period, from time to time we may be marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such communities meet the criteria to be classified as held for sale. As of September 30, 2019, no apartment communities were classified as held for sale.

Note 4 — Leases

The majority of payments that we receive for our residential and commercial leases are fixed. We receive variable payments from our residents and commercial tenants primarily for utility and other expense reimbursements. For the three and nine months ended September 30, 2019, our total lease income was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Fixed lease income	$213,945	$639,359
Variable lease income	15,005	42,814
Total lease income	$228,950	$682,173

In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. Future minimum annual rental payments we will receive under commercial operating leases, excluding such extension options, are as follows (in thousands):

October 1, 2019 to December 31, 2019	$7,200
2020	26,861
2021	23,391
2022	19,910
2023	16,081
Thereafter	65,583
Total	$159,026

Generally, our residential leases do not provide extension options and, as of September 30, 2019, have an average remaining term of 10.3 months. Future minimum rental payments pursuant to residential leases are excluded from the table above due to their shorter term.

For leases in which we are the lessee, beginning in 2019, we recognize right of use assets and related lease liabilities on our consolidated balance sheets. Upon adoption of the accounting guidance for leases, we recognized right of use assets of $87.5 million, which are included in other assets on our condensed consolidated balance sheets. We also recognized the related lease liabilities of $79.7 million, which are included in accrued liabilities and other on our condensed consolidated balance sheets. We estimated the value of the lease liabilities using a discount rate equivalent to the rate we would pay on a secured borrowing with similar terms to the lease.

Substantially all of the payments under our ground and office leases are fixed. Rents for extension periods, when provided for in the lease, are generally adjusted to market value at the time the option is exercised; therefore, these extension periods were not included in our determination of the right of use asset and lease liability. For the three and nine months ended September 30, 2019, our total lease cost for ground leases was $1.3 million and $5.8 million, respectively, and for office leases was $1.1 million and $2.4 million, respectively.

As of September 30, 2019, the ground and office leases have weighted average remaining terms of 79.3 years and 8.5 years, respectively, and weighted average discount rates of 4.12% and 3.22%, respectively. Minimum annual rental payments under operating leases, reconciled to the lease liabilities included in accrued liabilities and other on our condensed consolidated balance sheets are as follows (in thousands):

	Office Lease Future Minimum Rent	Ground Lease Future Minimum Rent	Total Operating Lease Future Minimum Rent
October 1, 2019 to December 31, 2019	$852	$529	$1,381
2020	2,806	2,350	5,156
2021	2,704	2,439	5,143
2022	2,561	2,492	5,053
2023	1,871	2,492	4,363
Thereafter	10,644	422,169	432,813
Total	21,438	432,471	453,909
Less: Discount	(3,091)	(354,941)	(358,032)
Total lease liability	$18,347	$77,530	$95,877

Note 5 — Commitments and Contingencies

Commitments

In connection with our redevelopment, development and other capital additions activities, we have entered into various construction-related contracts and we have made commitments to complete redevelopment and development of certain apartment communities, pursuant to financing or other arrangements. As of September 30, 2019, our commitments related to these capital activities totaled approximately $308.9 million, most of which we expect to incur during the next 12 months.

We enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.

Income Taxes

In 2014, the Internal Revenue Service initiated an audit of the Aimco Operating Partnership’s 2011 and 2012 tax years. This audit was concluded during the three months ended September 30, 2019, with no material effect on our tax benefits, financial condition or results of operations.

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

We are engaged in discussions with the Environmental Protection Agency, or EPA, regarding contaminated groundwater near an Indiana apartment community that has not been owned by us since 2008. The contamination allegedly derives from a dry cleaner that operated on our former property, prior to our ownership. We undertook a voluntary remediation of the dry cleaner contamination under IDEM’s oversight. In 2016, EPA listed our former community and a number of residential communities in the vicinity on the National Priorities List, or NPL (i.e. as a Superfund site). In May 2018, we prevailed on our federal judicial appeal vacating the Superfund listing. We continue to work with EPA to identify options for clean-up of the site.

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

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of September 30, 2019, are immaterial to our consolidated financial condition, results of operations and cash flows.

Note 6 — Earnings and Dividends per Share and Unit

Aimco and the Aimco Operating Partnership calculate basic earnings per common share and basic earnings per common unit based on the weighted average number of shares of Common Stock and common partnership units outstanding and excludes participating securities. Diluted earnings per share and diluted earnings per unit are calculated taking into consideration dilutive common stock and common partnership unit equivalents and dilutive convertible securities outstanding during the period.

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

Our time-based restricted stock awards receive non-forfeitable dividends similar to shares of Common Stock and common partnership units prior to vesting. These dividends and distributions are not forfeited if the awards fail to vest. Therefore, the unvested shares and units related to these awards are participating securities. The effect of our time-based restricted stock awards is included in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury method.

The effect of dilutive securities included in the calculation of earnings per share, and securities not dilutive and excluded from the calculation of earnings per share, for the three and nine months ended September 30, 2019 and 2018, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Dilutive share equivalents outstanding	202	222	218	158
Dilutive partnership unit equivalents outstanding	261	240	327	165
Non-dilutive share equivalents outstanding	—	184	—	184
Non-dilutive partnership unit equivalents outstanding	—	421	—	421
Unvested restricted participating shares and partnership units	189	250	189	250

The Aimco Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holder’s option. The Aimco Operating Partnership may redeem these units for cash, or at its option, shares of Common Stock. As of September 30, 2019, these preferred OP Units were potentially redeemable for approximately 1.9 million shares of Common Stock (based on the period end market price), or cash. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations and we expect to exclude them in future periods.

During the three and nine months ended September 30, 2019, we paid $0.39 and $2.80, respectively, in dividends and distributions per share and per unit. Of the $2.80 paid in dividends and distributions in 2019, $2.02 was paid in March and represents the per share and unit value of the special dividend and special distribution. The special dividend consisted of $67.1 million in cash, 4.5 million shares of Common Stock and $0.4 million of cash paid in lieu of issuing fractional shares. The special distribution consisted of $72.7 million in cash, 4.8 million common partnership units and $0.4 million of cash paid in lieu of issuing fractional units. During the three and nine months ended September 30, 2018, we paid $0.38 and $1.14, respectively, in dividends and distributions per share and per unit.

Note 7 — Fair Value Measurements

Recurring Fair Value Measurements

We hold several positions in the securitization trust that holds certain of our property debt and pay interest currently. We also hold the first loss position in the securitization trust, which accrues interest over the term of the investment. These investments were acquired at a discount to face value and we are accreting the discount to the $100.9 million face value of the investments through interest income using the effective interest method over the remaining expected term of the investments, which, as of September 30, 2019, was approximately 1.7 years. We measure at fair value, on a recurring basis, our investments in the securitization trust, which we classify as available for sale, or AFS, debt securities.

Our investments in AFS debt securities are included in other assets in the accompanying condensed consolidated balance sheets. Our amortized cost basis for AFS debt securities, which represents the original cost adjusted for interest accretion less interest payments received, was $88.3 million and $83.6 million as of September 30, 2019 and December 31, 2018, respectively. We estimated the fair value of these investments to be $92.9 million and $88.5 million as of September 30, 2019 and December 31, 2018, respectively.

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

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, receivables and payables approximated their fair value as of September 30, 2019 and December 31, 2018, due to their relatively short-term nature and high probability of realization. The carrying amounts of longer term seller financing notes receivable approximated their estimated fair value as of September 30, 2019 and December 31, 2018. The carrying amount of our total indebtedness approximated its estimated fair value as of September 30, 2019 and December 31, 2018. We estimate the fair value of our seller financing notes and our consolidated debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered apartment communities within our portfolio. We classify the fair value of debt and seller financing notes within Level 3 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate its fair value.

Note 8 — Business Segments

In 2019, as a result of the 2018 sale of the Asset Management business, we revised the information regularly reviewed by our chief executive officer, who is our chief operating decision maker, to assess our operating performance. We have determined we have four segments: Same Store, Redevelopment and Development, Acquisition, and Other Real Estate.

Our Same Store segment includes communities that have reached a stabilized level of operations as of the beginning of a two-year comparable period and maintained it throughout the current and comparable prior year, and are not expected to be sold within 12 months. Our Redevelopment and Development segment includes apartment communities that are currently under construction that have not achieved a stabilized level of operations, and those that have been completed in recent years that have not achieved and maintained stabilized operations for both the current and comparable prior year. Our Acquisition segment includes apartment communities that we have acquired since the beginning of a two-year comparable period. Our Other Real Estate segment primarily includes apartment communities that are subject to limitations on rent increases, communities that we expect to sell within 12 months but do not yet meet the criteria to be classified as held for sale, certain retail spaces and 1001 Brickell Bay Drive.

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

As of September 30, 2019, our Same Store segment included 95 consolidated apartment communities with 27,640 apartment homes; our Redevelopment and Development segment included seven consolidated apartment communities with 3,137 apartment homes; our Acquisition segment included seven consolidated apartment communities with 1,590 apartment homes; and our Other Real Estate segment included 15 apartment communities with 1,315 apartment homes and one office building.

The following tables present the revenues, proportionate property net operating income and income before income tax benefit (expense) of our segments on a proportionate basis and excluding our proportionate share of four communities with 142 apartment homes, which we do not consolidate, and amounts related to apartment communities sold as of September 30, 2019 for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Same Store	Redevelopment and Development	Acquisition	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended September 30, 2019:
Total revenues	$179,056	$17,891	$10,656	$13,389	$8,832	$3	$229,827
Property operating expenses attributable to real estate	48,220	7,469	3,317	5,149	8,234	5,041	77,430
Other operating expenses not allocated to segments (3)	—	—	—	—	—	113,770	113,770
Total operating expenses	48,220	7,469	3,317	5,149	8,234	118,811	191,200
Proportionate property net operating income	130,836	10,422	7,339	8,240	598	(118,808)	38,627
Other items included in income before income tax benefit (4)	—	—	—	—	—	(37,753)	(37,753)
Income before income tax benefit	$130,836	$10,422	$7,339	$8,240	$598	$(156,561)	$874

	Same Store	Redevelopment and Development	Acquisition	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended September 30, 2018:
Total revenues	$172,426	$19,876	$10,630	$9,475	$8,335	$21,739	$242,481
Property operating expenses attributable to real estate	46,751	7,242	2,826	3,652	7,826	9,957	78,254
Other operating expenses not allocated to segments (3)	—	—	—	—	—	117,273	117,273
Total operating expenses	46,751	7,242	2,826	3,652	7,826	127,230	195,527
Proportionate property net operating income	125,675	12,634	7,804	5,823	509	(105,491)	46,954
Other items included in income before income tax benefit (4)	—	—	—	—	—	583,169	583,169
Income before income tax expense	$125,675	$12,634	$7,804	$5,823	$509	$477,678	$630,123

	Same Store	Redevelopment and Development	Acquisition	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Nine months ended September 30, 2019:
Total revenues	$529,550	$57,408	$30,886	$32,130	$25,715	$8,573	$684,262
Property operating expenses attributable to real estate	142,124	21,786	9,144	12,940	24,025	22,434	232,453
Other operating expenses not allocated to segments (3)	—	—	—	—	—	331,664	331,664
Total operating expenses	142,124	21,786	9,144	12,940	24,025	354,098	564,117
Proportionate property net operating income	387,426	35,622	21,742	19,190	1,690	(345,525)	120,145
Other items included in income before income tax expense (4)	—	—	—	—	—	243,174	243,174
Income before income tax benefit	$387,426	$35,622	$21,742	$19,190	$1,690	$(102,351)	$363,319

	Same Store	Redevelopment and Development	Acquisition	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Nine months ended September 30, 2018:
Total revenues	$509,357	$56,436	$18,567	$28,164	$24,103	$103,761	$740,388
Property operating expenses attributable to real estate	139,417	20,678	5,224	11,179	22,551	33,523	232,572
Other operating expenses not allocated to segments (3)	—	—	—	—	—	358,124	358,124
Total operating expenses	139,417	20,678	5,224	11,179	22,551	391,647	590,696
Proportionate property net operating income	369,940	35,758	13,343	16,985	1,552	(287,886)	149,692
Other items included in income before income tax expense (4)	—	—	—	—	—	544,454	544,454
Income before income tax benefit	$369,940	$35,758	$13,343	$16,985	$1,552	$256,568	$694,146

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

(4)	Other items included in income before income tax benefit (expense) primarily consists of gain on dispositions of real estate and the Asset Management business and interest expense.

The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	September 30, 2019	December 31, 2018
Same Store	$4,083,389	$4,131,494
Redevelopment and Development	899,628	792,126
Acquisition	633,462	507,190
Other Real Estate	643,645	327,099
Corporate and other assets (1)	279,054	432,095
Total consolidated assets	$6,539,178	$6,190,004
(1)	Includes the assets not allocated to our segments, primarily corporate assets and assets of apartment communities sold as of September 30, 2019.

For the nine months ended September 30, 2019 and 2018, capital additions related to our segments were as follows (in thousands):

	2019	2018
Same Store	$121,069	$126,140
Redevelopment and Development	147,582	98,191
Acquisition	22,398	9,731
Other Real Estate	12,692	4,194
Total capital additions	$303,741	$238,256

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

	September 30, 2019	December 31, 2018
VIEs with interests in apartment communities	6	9
Apartment communities owned by VIEs	6	9
Apartment homes in communities owned by VIEs	2,056	3,592

Assets of the Aimco Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the Aimco Operating Partnership. Assets and liabilities of consolidated VIEs are summarized in the table below (in thousands):

	September 30, 2019	December 31, 2018
Assets
Net real estate	$203,443	$488,127
Cash and cash equivalents	5,604	15,416
Restricted cash	1,884	4,461
Other assets	26,433	3,973
Liabilities
Non-recourse property debt secured by Aimco communities, net	176,840	322,685
Accrued liabilities and other	32,378	13,576

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our business is organized around five areas of strategic focus: operational excellence; redevelopment and development; portfolio management; balance sheet; and team and culture. The results from the execution of our business plan during the three months ended September 30, 2019, are further described below.

Operational Excellence

We own and operate a portfolio of apartment communities, diversified by both geography and price point. At September 30, 2019, our portfolio included 128 apartment communities with 33,824 apartment homes in which we held an average ownership of approximately 99%.

Our property operations team produced solid results for our portfolio for the three months ended September 30, 2019. Highlights include:

•	Same Store portfolio average daily occupancy of 96.8%, a 40 basis point increase over the same period in 2018;
•	Same Store net operating income increased 4.1% with a net operating income margin of 73.1%, a 20 basis point increase over the three months ended September 30, 2018; and
•	Same Store rent increases on renewals and new leases averaged 4.6% and 2.5%, respectively, for a weighted average increase of 3.6%.

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

During the three months ended September 30, 2019, we invested $71.3 million in redevelopment and development. We continued:

•	phased redevelopment activities at Bay Parc in Miami;
•	the full redevelopment of the North Tower at Flamingo Point in Miami Beach, Florida, and 707 Leahy in Redwood City, California; and
•	ground-up construction at Parc Mosaic in Boulder, Colorado, The Fremont on the Anschutz Medical Campus in Aurora, Colorado, and Elm Creek Townhomes in Elmhurst, Illinois.

At Parc Mosaic, we delivered the first building in August and, as of September 30, has leased 91% of its apartment homes. In late October, we completed construction of the second building and had leased more than half of its apartment homes. The remaining buildings are on schedule to be delivered by year end.

At 707 Leahy, we are on schedule to deliver the first building in the first quarter of 2020, and preleasing is underway.

At Flamingo Point, we began the full renovation of the North Tower and are on schedule to complete construction on the entryway, retail, and amenities by year end.

When possible, we prefer redevelopments that can be completed one unit at a time, when that unit is vacated and available for renovation, or one floor at a time, thereby limiting the number of down units and lease-up risk. During the three months ended September 30, 2019, we completed 71 units at six smaller phase projects throughout our portfolio with another 15 units under construction as of September 30, 2019. As of the nine months ended September 30, 2019, we completed 129 units at these projects.

During the three months ended September 30, 2019, we leased 117 apartment homes at redevelopment communities. As of September 30, 2019, our exposure to lease-up at active redevelopment and development communities was approximately 894 apartment homes, or less than 3% of our portfolio.

Please see below under the Liquidity and Capital Resources – Redevelopment and Development heading for additional information regarding our redevelopment and development investment during the nine months ended September 30, 2019.

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

	Three Months Ended September 30,
	2019	2018
Average revenue per Aimco apartment home (1)	$2,262	$2,131
Portfolio average rents as a percentage of local market average rents	113%	113%
Percentage A (3Q 2019 average revenue per Aimco apartment home $2,976)	52%	51%
Percentage B (3Q 2019 average revenue per Aimco apartment home $1,979)	30%	33%
Percentage C+ (3Q 2019 average revenue per Aimco apartment home $1,782)	18%	16%

(1)	Represents average monthly rental and other property revenues (excluding resident reimbursement of utility cost) divided by the number of occupied apartment homes as of the end of the period.

Our average revenue per apartment home was $2,262 for the three months ended September 30, 2019, a 6% increase compared to 2018. This increase is due to growth in Same Store revenue for the three months ended September 30, 2019 compared to 2018, as well as our acquisition activities, lease-up of redevelopment communities, and sales of communities with average monthly revenues per apartment home lower than those of the retained portfolio.

During the nine months ended September 30, 2019, we have reallocated capital from slower-growth markets such as Chicago and reinvested the proceeds in higher-growth market such as Miami, Denver, and Boston.

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

Acquisitions

We evaluate potential acquisitions with an eye for unique and opportunistic investments, for example real estate transactions where the land is a significant percentage of the total value, and fund acquisitions pursuant to our strict “paired trade” discipline.

During the three months ended September 30, 2019, we acquired for $157 million a 95% ownership in 1001 Brickell Bay Drive, the 350,000 square foot office building and land contiguous to our Yacht Club Apartments.

Combined, Yacht Club and 1001 Brickell Bay Drive give us 4.25 acres, 600 linear feet of bay frontage, and the ability to increase density by 10% over what could be developed on the individual parcels. We are evaluating options to maximize returns and minimize risk on the monetization of our investment. In the meantime, we will earn income from the office building operations in excess of the lost income for those properties being sold to fund the investment.

Year-to-date, we have acquired three properties: One Ardmore in Ardmore, Pennsylvania; 50 Rogers Street, a community under construction in Cambridge, Massachusetts; and 1001 Brickell Bay Drive in Miami, Florida. These acquisitions have an expected weighted-average Free Cash Flow internal rate of return of approximately 9%, approximately 300 basis points better than expected from the properties being sold in paired trades to fund the acquisitions.

Dispositions

No dispositions were made during the three months ended September 30, 2019.

Year-to-date, we have sold eight properties generating net proceeds of $418 million used to fund acquisitions, redevelopment and development, the repurchase of common shares in the fourth quarter of 2018, and general corporate uses.

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

Leverage Ratios

Our target ratios are Proportionate Debt and Preferred Equity to Adjusted EBITDAre below 7.0x and Adjusted EBITDAre to Adjusted Interest Expense and Preferred Dividends greater than 2.5x. Our leverage ratios for the three months ended September 30, 2019, are presented below:

Leverage Ratios
Proportionate Debt to Adjusted EBITDAre	7.3x
Proportionate Debt and Preferred Equity to Adjusted EBITDAre	7.5x
Adjusted EBITDAre to Adjusted Interest Expense	3.6x
Adjusted EBITDAre to Adjusted Interest Expense and Preferred Dividends	3.5x

We calculate Adjusted EBITDAre and Adjusted Interest Expense used in our leverage ratios based on the most recent three month amounts, annualized. Our leverage to EBITDAre ratios, while above target, are consistent with plan and expected to be 6.8x and 7.0x, respectively, by year end.

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

Refinancing Activity

During the three months ended September 30, 2019, we financed $668.0 million of new non-recourse, fixed-rate property debt. These loans have a weighted-average interest rate of 3.34%, a weighted-average term to maturity of 11.4 years, and lower our annual cost of leverage by approximately 10 basis points. We also rate-locked a $100.0 million fixed-rate, non-recourse, property loan with an eleven-year maturity and an interest rate of 3.21%, which is expected to close during the three months ending December 31, 2019.

Liquidity

We use our credit facility primarily for working capital and other short-term purposes and to secure letters of credit. Our liquidity consists of cash balances and available capacity on our revolving line of credit. As of September 30, 2019, we had cash and restricted cash of $93.2 million and had the capacity to borrow up to $792.8 million on our revolving credit facility, after consideration of $7.2 million of letters of credit backed by the facility.

We manage our financial flexibility by maintaining an investment grade rating and holding apartment communities that are unencumbered by property debt. At September 30, 2019, we held unencumbered apartment communities with an estimated fair market value of approximately $2.4 billion.

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

Equity Capital Activities

On October 29, 2019, our Board of Directors declared quarterly cash dividends of $0.39 per share of Class A Common Stock for the quarter ended September 30, 2019, representing an increase of 3% compared to the regular quarterly dividends paid in 2018. This amount is payable on November 29, 2019, to stockholders of record on November 15, 2019.

Team and Culture

Our team and culture are keys to our success. Our intentional focus on a collaborative and productive culture based on respect for others and personal responsibility is reinforced by a preference for promotion from within based on succession planning and talent development to produce a strong, stable team that is the enduring foundation of our success. Out of hundreds of participating companies in 2019, Aimco was one of only seven recognized as a “Top Place to Work” in Colorado for each of the past seven years. Aimco was also recognized as a Top Workplace in the Bay Area in 2019. Also in 2019, Aimco was the only real estate company to receive a BEST award from the Association for Talent Development in recognition of our company-wide success in talent development, marking our second consecutive year receiving this award.

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

Financial Highlights

Net income attributable to common stockholders per common share decreased during the three months ended September 30, 2019 compared to 2018, primarily due to lower gains from dispositions.

Pro forma FFO per share was up $0.01 for the three months ended September 30, 2019 compared to 2018 due to the following items:

•	$0.03 contribution from Same Store property net operating income growth of 4.1%, driven by a 3.8% increase in revenue, offset by a 3.1% increase in expenses;
•	$0.02 lower cost of leverage; offset by
•	($0.02) contribution eliminated following the 2018 Asset Management business paired trade, net of the benefit of reinvestment in apartment communities with higher long-term growth prospects; and
•

($0.02) other net items, including contributions from investments in accretive acquisitions, redevelopment, and development, offset by sales of lower-growth apartment communities to fund these investments, and reduced tax benefit.

AFFO per share was flat for the three months ended September 30, 2019 compared to 2018 due to the $0.01 increase in Pro forma FFO per share offset by a $0.01 increase in capital replacement spending. For the year ended December 31, 2019, we expect total capital replacement expenditures, per share, to be flat year-over-year as we continue to upgrade our portfolio and invest capital in fewer, but more valuable, properties.

Detailed Results of Operations for the Three Months Ended September 30, 2019 Compared to September 30, 2018

Net income attributable to Aimco decreased by $568.0 million during the three months ended September 30, 2019 as compared to 2018. Net income attributable to the Aimco Operating Partnership decreased by $598.1 million during the three months ended September 30, 2019 as compared to 2018. Details regarding the decreases in net income are described more fully below.

Property Operations

As further described below, we have four segments: Same Store, Redevelopment and Development, Acquisition and Other Real Estate. Our Same Store segment includes Same Store communities, which are those that have reached a stabilized level of operations as of the beginning of a two-year comparable period and maintained it throughout the current and comparable prior year, and are not expected to be sold within 12 months. Our Redevelopment and Development segment includes communities that are currently under construction that have not achieved a stabilized level of operations, and those that have been completed in recent years that have not achieved and maintained stabilized operations for both the current and comparable prior year. Our Acquisition segment includes those communities that we have acquired since the beginning of a two-year comparable period. Our Other Real Estate segment primarily includes apartment communities that are subject to limitations on rent increases, communities that we expect to sell within 12 months but do not yet meet the criteria to be classified as held for sale, certain retail spaces and 1001 Brickell Bay Drive.

As of September 30, 2019, our Same Store segment included 95 Same Store apartment communities with 27,640 apartment homes.

From December 31, 2018 to September 30, 2019, on a net basis, our Same Store segment increased by two apartment communities and 1,735 apartment homes. These changes consisted of:

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

•	the reduction of two apartment communities with 153 apartment homes for which we commenced redevelopment during the period and were reclassified to the Redevelopment and Development segment;
•	the reduction of one apartment community with 78 apartment homes that we expect to sell within 12 months that is now classified in the Other Real Estate segment; and
•	the reduction of six apartment communities with 1,823 apartment homes that were sold as of September 30, 2019.

As of September 30, 2019: our Redevelopment and Development segment included seven apartment communities with 3,137 apartment homes; our Acquisition segment included seven apartment communities with 1,590 apartment homes; and our Other Real Estate segment included 15 apartment communities with 1,315 apartment homes and one office building.

We use proportionate property net operating income to assess the operating performance of our communities. Proportionate property net operating income reflects our share of rental and other property revenues, excluding resident utility reimbursement, less direct property operating expenses, net of resident utility reimbursement, for consolidated communities. Accordingly, the results of operations of our segments discussed below are presented on a proportionate basis and exclude the results of four apartment communities with 142 apartment homes that we do not consolidate.

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

The results of our segments for the three months ended September 30, 2019 and 2018, as presented below, are based on the apartment community populations as of September 30, 2019.

	Three Months Ended September 30,
(in thousands)	2019	2018	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Same Store	$179,056	$172,426	$6,630	3.8%
Redevelopment and Development	17,891	19,876	(1,985)	(10.0%)
Acquisition	10,656	10,630	26	0.2%
Other Real Estate	13,389	9,475	3,914	41.3%
Total	220,992	212,407	8,585	4.0%
Property operating expenses, net of utility reimbursements:
Same Store	48,220	46,751	1,469	3.1%
Redevelopment and Development	7,469	7,242	227	3.1%
Acquisition	3,317	2,826	491	17.4%
Other Real Estate	5,149	3,652	1,497	41.0%
Total	64,155	60,471	3,684	6.1%
Proportionate property net operating income:
Same Store	130,836	125,675	5,161	4.1%
Redevelopment and Development	10,422	12,634	(2,212)	(17.5%)
Acquisition	7,339	7,804	(465)	(6.0%)
Other Real Estate	8,240	5,823	2,417	41.5%
Total	$156,837	$151,936	$4,901	3.2%

For the three months ended September 30, 2019 compared to 2018, our Same Store proportionate property net operating income increased by $5.2 million, or 4.1%. This increase was primarily attributable to a $6.6 million, or 3.8% increase in rental and other property revenues due to higher average revenues of $72 per Aimco apartment home comprised of increases in rental rates and a 40 basis point increase in average daily occupancy. Renewal rents, which is the rent paid by an existing resident who renewed a lease compared to the rent paid prior to renewal, were up 4.6%, and new lease rents, which is the rent paid by a new resident compared to the rent paid by the previous resident of the same apartment home, were up 2.5%, resulting in a weighted-average increase of 3.6%. The increase in Same Store rental and other property revenues was partially offset by a $1.5 million, or 3.1%, increase in property operating expenses primarily due to higher real estate taxes, partially offset by a decrease in utilities expense, net. During the three months ended September 30, 2019 compared to 2018, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, decreased by $0.2 million, or 0.8%.

Redevelopment and Development proportionate property net operating income decreased by $2.2 million, or 17.5%, for the three months ended September 30, 2019 compared to 2018. This decrease was primarily attributable to de-leasing at Flamingo Point and 707 Leahy in preparation for redevelopment, partially offset by increased occupancy and higher average revenue per apartment home driven by lease-up at Park Towne Place.

Other Real Estate proportionate property net operating income increased by $2.4 million, or 41.5%, for the three months ended September 30, 2019 compared to 2018 primarily due to the acquisition of the 1001 Brickell Bay Drive property in July 2019.

Detailed Results of Operations for the Nine Months Ended September 30, 2019 Compared to September 30, 2018

Net income attributable to Aimco decreased by $318.2 million during the nine months ended September 30, 2019 as compared to 2018. Net income attributable to the Aimco Operating Partnership decreased by $333.6 million during the nine months ended September 30, 2019 as compared to 2018. Details regarding the decreases in net income are described more fully below.

The results of our segments for the nine months ended September 30, 2019 and 2018 as presented below, are based on the apartment community populations as of September 30, 2019.

	Nine Months Ended September 30,
(in thousands)	2019	2018	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Same Store	$529,550	$509,357	$20,193	4.0%
Redevelopment and Development	57,408	56,436	972	1.7%
Acquisition	30,886	18,567	12,319	66.3%
Other Real Estate	32,130	28,164	3,966	14.1%
Total	649,974	612,524	37,450	6.1%
Property operating expenses, net of utility reimbursements:
Same Store	142,124	139,417	2,707	1.9%
Redevelopment and Development	21,786	20,678	1,108	5.4%
Acquisition	9,144	5,224	3,920	75.0%
Other Real Estate	12,940	11,179	1,761	15.8%
Total	185,994	176,498	9,496	5.4%
Proportionate property net operating income:
Same Store	387,426	369,940	17,486	4.7%
Redevelopment and Development	35,622	35,758	(136)	(0.4%)
Acquisition	21,742	13,343	8,399	62.9%
Other Real Estate	19,190	16,985	2,205	13.0%
Total	$463,980	$436,026	$27,954	6.4%

For the nine months ended September 30, 2019 compared to 2018, our Same Store proportionate property net operating income increased by $17.5 million, or 4.7%. This increase was primarily attributable to a $20.2 million, or 4.0%, increase in rental and other property revenues due to higher average revenues of $69 per Aimco apartment home comprised of increases in rental rates and an 60 basis point increase in average daily occupancy. Renewal rents, which is the rent paid by an existing resident who renewed a lease compared to the rent paid prior to renewal, were up 4.9% and new lease rents, which is the rent paid by a new resident compared to the rent paid by the previous resident of the same apartment home, were up 2.0% resulting in a weighted average increase of 3.5%. The increase in Same Store rental and other property revenues was partially offset by a $2.7 million, or 1.9%, increase in property operating expenses primarily due to higher real estate taxes and repairs and maintenance expense, partially offset by a decrease in utilities expense, net. During the nine months ended September 30, 2019 compared to 2018, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, decreased by $0.3 million, or 0.4%.

Acquisition proportionate property net operating income increased by $8.4 million or 62.9%, for the nine months ended September 30, 2019 compared to 2018. This increase was primarily attributable to a full period of operating activity at communities acquired in 2018 and 2019, compared to five months of operations for the four Philadelphia communities during the nine months ended September 30, 2018.

Other Real Estate proportionate property net operating income increased by $2.2 million, or 13.0%, for the nine months ended September 30, 2019 compared to 2018, primarily due to the acquisition of 1001 Brickell Bay Drive in 2019, partially offset by increases in repairs and maintenance expense, real estate taxes, and personnel expenses.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include offsite costs associated with property management, casualty losses, and the results of apartment communities sold, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance. Please see Note 8 to the condensed consolidated financial statements in Item 1.

For the three months ended September 30, 2019 and September 30, 2018, casualty losses totaled $0.5 million and $0.8 million, respectively, and included several minor claims.

For the nine months ended September 30, 2019, casualty losses totaled $4.5 million and included large claims related to fires and water and winter storm damage, and several minor claims. For the nine months ended September 30, 2018, casualty losses totaled $2.4 million and included several claims primarily related to winter storm damage, partially offset by recovery from insurance carriers for insured losses in excess of policy limits.

Net operating income decreased for the three and nine months ended September 30, 2019 compared to 2018, by $8.4 million and $30.1 million, respectively, due to the sale of apartment communities in 2018 and 2019.

For the three and nine months ended September 30, 2019 compared to 2018, net operating income decreased by $5.8 million and $29.0 million, respectively, due to the 2018 sale of our Asset Management business.

Depreciation and Amortization

For the three months ended September 30, 2019 compared to 2018, depreciation and amortization increased by $1.1 million, or 1.2%, primarily due to depreciation and amortization related to properties acquired in 2018 and 2019 and renovated homes placed in service, partially offset by the reduction of depreciation associated with apartment communities sold in 2018 and 2019. For the nine months ended September 30, 2019 compared to 2018, depreciation and amortization decreased by $3.4 million, or 1.2%, primarily due to the reduction of depreciation expense associated with communities owned by partnerships served by our Asset Management business, which was sold in 2018, and depreciation associated with apartment communities sold in 2018 and 2019, partially offset by depreciation and amortization related to apartment communities acquired in 2018 and 2019 and renovated apartment homes placed in service upon their completion.

General and Administrative Expenses

For the nine months ended September 30, 2019 compared to 2018, general and administrative expenses decreased $2.9 million, or 7.7%, primarily due to timing of personnel costs, partially offset by an increase in travel expenses.

Other Expenses, Net

Other expenses, net includes costs associated with our risk management activities, partnership administration expenses and certain non-recurring items.

For the three months ended September 30, 2019 compared to 2018, other expenses decreased by $1.4 million, or 23.7%, primarily due to reduced legal fees associated with 2018 Airbnb litigation.

Interest Expense

For the three and nine months ended September 30, 2019 compared to 2018, interest expense, which includes the amortization of debt issuance costs, decreased $3.5 million, or 7.7%, and $20.2 million, or 14.1%, respectively, due to lower interest on property-level debt following refinancing and debt payoff activity, including the 2018 repayment of our term loan, partially offset by an increase in prepayment penalties and interest on property-level debt assumed in connection with our acquisition of 1001 Brickell Bay Drive and the Philadelphia portfolio.

Gain on Dispositions of Real Estate and the Asset Management Business

The table below summarizes dispositions of apartment communities from our portfolio during the three and nine months ended September 30, 2019 and 2018 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Number of apartment communities sold	—	1	8	4
Gross proceeds	$—	$170.4	$487.6	$242.3
Net proceeds (1)	—	165.5	418.3	235.9
Gain on dispositions (2)	1.1	122.6	356.9	175.9
(1)	Net proceeds are after repayment of debt, if any, net working capital settlements, payments of transaction costs and debt prepayment penalties, if applicable.
(2)	During the three months ended September 30, 2019, gain on dispositions includes the expiration of indemnification liabilities related to the sale of our Asset Management business.

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

For the three months ended September 30, 2019, we incurred income tax benefit of $3.1 million compared to income tax expense of $26.2 million during the same period in 2018. The change is primarily due to tax on the gain related to the 2018 sale of the Asset Management business and lower historic tax credits generated in 2019, partially offset by the release of a previously established valuation allowance as a result of the sale. For the nine months ended September 30, 2019 compared to 2018, income tax benefit decreased by $10.7 million primarily due to a tax benefit recognized in connection with a 2018 intercompany transfer of assets related to our Asset Management business and the release of the valuation allowance described above, partially offset by tax on 2018 dispositions and lower historic tax credits generated in 2019.

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

For the three months ended September 30, 2019, we attributed net loss of $0.1 million, and we attributed net income of $1.8 million for the same period during 2018. The amounts attributed to noncontrolling interests resulting from operations of the consolidated apartment communities were $0.1 million net loss and $0.1 million net income for the three months ended September 30, 2019 and 2018, respectively. Additionally, we attributed the gain on the sale of an apartment community to noncontrolling interests totaling $1.7 million during the three months ended September 30, 2018.

For the nine months ended September 30, 2019 and 2018, we attributed net income of $0.1 million and $8.0 million, respectively, to noncontrolling interests in consolidated real estate partnerships. The operating income attributed to noncontrolling interests resulting from operations of the consolidated apartment communities was $0.1 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. Additionally, we attributed the gain on the sales of apartment communities to noncontrolling interests totaling $7.8 million during the nine months ended September 30, 2018.

Noncontrolling Interests in Aimco Operating Partnership

In Aimco’s consolidated financial statements, noncontrolling interests in the Aimco Operating Partnership reflects the results attributable to the OP Unit holders. For the three months ended September 30, 2019 compared to 2018, net income attributed to noncontrolling interests in the Aimco Operating Partnership decreased by $30.1 million. For the nine months ended September 30, 2019 compared to 2018, net income attributed to noncontrolling interests in the Aimco Operating Partnership decreased by $15.3 million. Net income attributable to noncontrolling interests in the Aimco Operating Partnership fluctuates in proportion to variations in net income, as described above. The overall percentage of net income attributed to noncontrolling interests in the Aimco Operating Partnership increased due to the issuance of OP Units as partial consideration for the acquisition of apartment communities in May 2018 and April 2019 and the repurchases of Common Stock completed in 2018. These transactions increased the noncontrolling interests’ share of the Aimco Operating Partnership relative to Aimco’s ownership.

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

In computing 2019 Pro forma FFO, we made the following adjustments to Nareit FFO:

•

Preferred equity redemption related costs: On May 16, 2019, we redeemed our Class A Preferred Perpetual Stock. We excluded the redemption-related costs from Pro forma FFO because we believe these costs are not representative of operating performance.

•

Straight-line rent and other: In 2018, we assumed a 99-year ground lease with scheduled rent increases. Due to the terms of the lease, GAAP rent expense will exceed cash rent payments until 2076. We include the cash rent payments for this ground lease in Pro forma FFO but exclude the incremental straight-line non-cash rent expense. The rent expense for this lease is included in other expenses, net, in our condensed consolidated statements of operations. Straight-line rent and other also includes other insignificant costs not representative of ongoing operating performance.

•

Litigation: During 2018, we were engaged in litigation with Airbnb, which was resolved in December 2018. Due to the unpredictable nature of these proceedings, related amounts recognized, net of income tax effect, are excluded from Pro forma FFO. These costs are included in other expenses, net, in our condensed consolidated statements of operations.

•

Severance and restructuring costs: In 2019, we incurred severance and restructuring costs in connection with office closures. We excluded such costs from Pro forma FFO because we believe these costs are not representative of operating performance.

•

Prepayment penalties: As a result of refinancing activity in 2019, we incurred debt extinguishment costs. We excluded such costs from Pro forma FFO because we believe these costs are not representative of ongoing operating performance.

In computing 2018 Pro forma FFO, we made the following adjustments to Nareit FFO:

•	Litigation: Adjustment is described above.
•

Change in lease accounting: Effective January 1, 2019, we adopted accounting guidance that changed how we recognize costs incurred to obtain resident leases. For comparability of Pro forma FFO between periods, we have recast 2018 as if the new standard was effective January 1, 2018. AFFO is unchanged by the new standard.

•

Severance and restructuring costs: In connection with the sale of our Asset Management business in 2018, we incurred severance and restructuring costs. We excluded such costs from Pro forma FFO because we believe these costs are not representative of operating performance.

•

Tax benefit due to valuation allowance release: Due to the sale of the Asset Management business in 2018, we determined that a valuation allowance was no longer necessary. We excluded the effect of the establishment of the valuation allowance from Pro forma FFO and, as such, excluded the benefit from its release.

AFFO represents Pro forma FFO reduced by Capital Replacements, which represents our estimation of the actual capital additions made to replace capital assets consumed during our ownership period. When we make capital additions to an apartment community, we evaluate whether the additions extend the useful life of an asset as compared to its condition at the time we purchased the apartment community. We classify as Capital Improvements those capital additions that meet this criterion, and we classify as Capital Replacements those that do not. AFFO is a financial indicator we use to evaluate our short-term operational performance and is one of the factors that we use to determine the amounts of our dividend payments.

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

For the three and nine months ended September 30, 2019 and 2018, Aimco’s Nareit FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income attributable to Aimco common stockholders (1)	$2,003	$567,029	$332,805	$651,371
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	95,199	94,166	276,353	279,798
Gain on dispositions and other, net of noncontrolling partners’ interest	(1,146)	(624,521)	(356,929)	(671,761)
Income tax adjustments related to gain on dispositions and other tax-related items (2)	415	54,448	7,151	23,813
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(4,931)	24,130	3,962	18,963
Amounts allocable to participating securities	(142)	626	101	529
Nareit FFO attributable to Aimco common stockholders – diluted	$91,398	$115,878	$263,443	$302,713
Adjustments, all net of common noncontrolling interests in Aimco OP and participating securities:
Preferred equity redemption related amounts	—	—	3,864	—
Litigation	—	2,727	147	4,633
Severance and restructuring costs	1,226	67	1,699	1,282
Prepayment penalties	1,604	—	1,604	—
Tax benefit due to valuation allowance release	—	(19,349)	—	(19,349)
Change in lease accounting	—	(870)	—	(2,239)
Straight-line rent and other	874	—	3,815	—
Pro forma FFO attributable to Aimco common stockholders – diluted	$95,102	$98,453	$274,572	$287,040
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(11,434)	(9,898)	(34,273)	(30,006)
AFFO attributable to Aimco common stockholders – diluted	$83,668	$88,555	$240,299	$257,034
Total shares and dilutive share equivalents used to calculate Net income and Nareit FFO per share (3)	148,636	152,193	147,692	152,086
Adjustment to weight reverse stock split (4)	—	4,745	828	4,750
Pro forma shares and dilutive share equivalents used to calculate Pro forma FFO and AFFO per share	148,636	156,938	148,520	156,836
Net income attributable to Aimco per common share – diluted	$0.01	$3.73	$2.26	$4.28
FFO per share – diluted	$0.61	$0.76	$1.78	$1.99
Pro forma FFO per share – diluted	$0.64	$0.63	$1.85	$1.83
AFFO per share – diluted	$0.56	$0.56	$1.62	$1.64

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP.
(2)

Income taxes related to gain on dispositions and other tax-related items for the three months ended September 30, 2018, included the reversal of a $33.3 million deferred tax asset related to an intercompany transfer of assets, which was realized upon the sale of the Asset Management business. The remaining income tax provision of $21.1 million related to the tax on the gain on the sale. For the nine months ended September 30, 2018, income tax related to gain on dispositions and other tax-related items included tax on the gain on the 2018 sale of the Asset Management business, as well as tax on the gain on the sale of apartment communities during the nine months ended September 30, 2018.

(3)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP.
(4)

During the three months ended March 31, 2019, we completed a reverse stock split and a special dividend paid primarily in stock. For stock splits, GAAP requires the restatement of weighted average shares as if the reverse stock split occurred at the beginning of the period presented; while shares issued in the special dividend are included in weighted average shares outstanding from the date issued. To minimize confusion and facilitate comparison of period-over-period Pro forma FFO and AFFO, we calculated pro forma weighted average shares for the nine months ended September 30, 2019 based on the effective date of the reverse stock split and ex-dividend date for the shares issued in the special dividend, thereby eliminating the per-share impact of the GAAP treatment to Aimco’s reported Pro forma FFO and AFFO.

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

Preferred Equity, as used in our leverage ratios, represents the redemption amounts for Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units. Preferred Equity, although perpetual in nature, is another component of our overall leverage. The reconciliation of total indebtedness to Proportionate Debt and Preferred Equity, as used in our leverage ratios as of September 30, 2019, is as follows (in thousands):

Total indebtedness	$4,254,710
Adjustments:
Debt issue costs related to non-recourse property debt	21,701
Proportionate share adjustments related to debt obligations of consolidated and unconsolidated partnerships	(11,150)
Cash and restricted cash	(93,225)
Proportionate share adjustments related to cash and restricted cash held by consolidated and unconsolidated partnerships	1,139
Securitization trust investment	(92,892)
Proportionate Debt	$4,080,283

Preferred Equity	101,178
Proportionate Debt and Preferred Equity	$4,181,461

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

In 2019, we retitled our Adjusted EBITDA measure to Adjusted EBITDAre in our calculation of leverage ratios. The computation of Adjusted EBITDAre has been modified from our prior measure to include amortization of debt issuance costs as a component of interest expense in both the computation of Adjusted Interest Expense and EBITDAre. The impact of this change is less than 0.1x to each ratio. We also began including a reconciliation of net income to EBITDAre. EBITDAre is defined by Nareit and provides for an additional performance measure independent of capital structure for greater comparability between real estate investment trusts. The reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three months ended September 30, 2019, as used in our leverage ratios, is as follows (in thousands):

Net income	$3,970
Adjustments:
Interest expense	42,011
Income tax benefit	(3,096)
Depreciation and amortization	97,538
Gain on disposition of real estate	(1,146)
Adjustment related to EBITDAre of unconsolidated partnerships	212
EBITDAre	$139,489
Net income attributable to noncontrolling interests in Aimco Operating Partnership	58
EBITDAre adjustments attributable to noncontrolling interests	(649)
Interest income received on securitization investment	(2,084)
Straight-line rent and other (1)	924
Severance and restructuring costs (2)	1,296
Adjusted EBITDAre	$139,034
Annualized Adjusted EBITDAre	$556,136

(1)	Straight-line rent and other also includes other costs excluded from Adjusted EBITDAre that we believe are not representative of ongoing operating performance.
(2)

We incurred severance and restructuring costs in connection with office closures in 2019. We excluded such costs from Adjusted EBITDAre because we believe these costs are not representative of operating performance.

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

The reconciliation of interest expense to Adjusted Interest Expense and Preferred Dividends for the three months ended September 30, 2019, as used in our leverage ratios, is as follows (in thousands):

Interest expense	$42,011
Adjustments:
Proportionate share adjustments related to interest of consolidated and unconsolidated partnerships	(104)
Debt prepayment penalties and other non-interest items	(1,703)
Interest income earned on securitization trust investment	(2,084)
Adjusted Interest Expense	$38,120
Preferred dividends	1,933
Adjusted Interest Expense and Preferred Dividends	$40,053
Annualized Adjusted Interest Expense	$152,480
Annualized Adjusted Interest Expense and Preferred Dividends	$160,212

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

As of September 30, 2019, our primary sources of liquidity were as follows:

•	$58.7 million in cash and cash equivalents;
•

$34.5 million of restricted cash, which consists primarily of escrows related to resident security deposits and reserves and escrows held by lenders for capital additions, property taxes and insurance; and

•	$792.8 million of capacity to borrow under our revolving credit facility.

As of September 30, 2019, we held unencumbered apartment communities with an estimated fair market value of approximately $2.4 billion.

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

As of September 30, 2019, approximately 97.7% of our leverage consisted of property-level, non-recourse, long-dated, amortizing debt. Approximately 96.0% of this property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation. The weighted average maturity of our property-level debt was 8.1 years. On average, 6.7% of our unpaid principal balances will mature each year from 2020 through 2022.

During the three months ended September 30, 2019, we financed $668.0 million of new non-recourse, fixed-rate property debt. These loans have a weighted-average interest rate of 3.34%, a weighted-average term to maturity of 11.4 years, and lower our annual cost of leverage by approximately 10 basis points. We also rate-locked a $100.0 million fixed-rate, non-recourse, property loan with an eleven-year maturity and an interest rate of 3.21%, which is expected to close during the three months ended December 31, 2019.

The following table summarizes the payments due under our non-recourse property debt commitments, excluding debt issue costs, as of September 30, 2019 (in thousands):

	Total	Less than One Year	1-3 Years	3-5 Years	More than Five Years
Non-recourse property debt	$4,276,411	$21,999	$1,192,676	$1,016,171	$2,045,565

While our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt, we also have a credit facility with a syndicate of financial institutions. As of September 30, 2019, we had no outstanding borrowings under our revolving credit facility and had capacity to borrow up to $792.8 million after consideration of $7.2 million of letters of credit backed by the facility.

As of September 30, 2019, our outstanding preferred OP Units represented approximately 2.3% of total leverage. Preferred OP Units are redeemable at the holder’s option; however, we have computed the weighted average maturity of our total leverage assuming a 40-year maturity on the Units.

The combination of non-recourse property-level debt, borrowings under our revolving credit facility and preferred OP Units that comprise our total leverage, reduces our refunding and re-pricing risk. The weighted average maturity for our total leverage described above was 8.8 years as of September 30, 2019.

Under the revolving credit facility, we have agreed to maintain a Fixed Charge Coverage ratio of 1.40x, as well as comply with other covenants customary for similar revolving credit arrangements. For the trailing twelve month period ended September 30, 2019, our Fixed Charge Coverage ratio was 2.12x, compared to a ratio of 2.01x for the trailing twelve month period ended September 30, 2018. We expect to remain in compliance with this covenant during the next 12 months.

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

Operating Activities

For the nine months ended September 30, 2019, net cash provided by operating activities was $278.7 million. Our operating cash flow is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the nine months ended September 30, 2019 decreased by $24.2 million compared to 2018, due to lower net operating income associated with apartment communities sold and the Asset Management business sold in 2018, offset by improved operating results of our Same Store communities and increased contribution from our Acquisition and Other Real Estate communities.

Investing Activities

For the nine months ended September 30, 2019, net cash used in investing activities of $16.0 million consisted primarily of proceeds from the disposition of eight apartment communities, partially offset by the acquisitions of 1001 Brickell Bay Drive, One Ardmore and 50 Rogers and capital expenditures.

Further information about the acquisitions and dispositions completed during the nine months ended September 30, 2019 is included in Note 3 to the condensed consolidated financial statements in Item 1.

Capital additions for our segments totaled $303.7 million and $238.3 million during the nine months ended September 30, 2019 and 2018, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.

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

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018, are presented below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Capital replacements	$29,601	$22,089
Capital improvements	17,550	8,771
Capital enhancements	67,642	75,235
Redevelopment additions	74,732	94,566
Development additions	93,462	30,229
Initial capital expenditures	15,279	2,631
Casualty capital additions	5,475	4,735
Total capital additions	303,741	238,256
Plus: additions related to consolidated Asset Management communities and apartment communities sold or held for sale	958	16,827
Consolidated capital additions	304,699	255,083
Plus: net change in accrued capital spending and capitalized stock compensation	(11,950)	(1,934)
Capital expenditures per condensed consolidated statement of cash flows	$292,749	$253,149

For the nine months ended September 30, 2019 and 2018, we capitalized $8.0 million and $5.7 million, respectively, of interest costs, and $26.9 million and $26.8 million, respectively, of other direct and indirect costs.

We invested $67.6 million in capital enhancements during the nine months ended September 30, 2019, and we anticipate a full year investment ranging from $85 million to $95 million.

Redevelopment and Development

Our total estimated incremental net investment in approved and active redevelopment and development is $577.5 million with a projected weighted average net operating income yield on these investments of 5.3%, assuming untrended rents. Of this total, $264.2 million has been funded. We expect to fund the remaining redevelopment and development investment through a combination of leverage and proceeds from community sales.

We execute redevelopments using a range of approaches. We prefer to limit risk by executing redevelopments using a phased approach, in which we renovate an apartment community in stages. Smaller phases provide us the flexibility to maintain current earnings while aligning the timing of the completed apartment homes with market demand. The following table summarizes ongoing redevelopments of this nature at September 30, 2019 (dollars in millions):

	Location	Apartment Homes Approved for Redevelopment	Estimated Net Redevelopment Investment	Inception -to-Date Net Investment
Bay Parc	Miami, FL	105	$28.3	$24.1

When possible, we prefer redevelopments that can be completed one unit at a time, when that unit is vacated and available for renovation, or one floor at a time, thereby limiting the number of down units and lease-up risk. During the three months ended September 30, 2019, we completed 71 units at six smaller phase projects throughout our portfolio with another 15 units under construction as of September 30, 2019. As of the nine months ended September 30, 2019, we completed 129 units at these projects.

When smaller redevelopment phases are not possible, we may engage in redevelopment activities where an entire building or community is vacated. Additionally, we undertake some ground-up development when warranted by risk-adjusted investment returns, either directly or in connection with the redevelopment of an existing apartment community. The following table summarizes our investments related to these developments and redevelopments at September 30, 2019 (dollars in millions):

	Location	Apartment Homes Approved for Redevelopment or Development	Estimated Net Redevelopment Investment	Inception -to-Date Net Investment	Expected Stabilized Occupancy	Expected NOI Stabilization
707 Leahy	Redwood City, CA	110	$23.7	$6.6	3Q 2020	4Q 2021
Elm Creek Townhomes	Elmhurst, IL	58	35.1	12.2	2Q 2021	3Q 2022
Flamingo Point	Miami Beach, FL	886	280.0	57.9	4Q 2022	1Q 2024
The Fremont	Denver, CO (MSA)	253	87.0	49.4	3Q 2021	4Q 2022
Parc Mosaic	Boulder, CO	226	123.4	114.0	4Q 2020	1Q 2022
Total		1,533	$549.2	$240.1

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

During the nine months ended September 30, 2019, we invested $168.2 million in redevelopment and development. We continued:

•	phased redevelopment activities at Bay Parc in Miami;
•	the full redevelopment of the North Tower at Flamingo Point in Miami Beach, Florida, and 707 Leahy in Redwood City, CA; and
•	the ground-up construction at Parc Mosaic in Boulder, Colorado, The Fremont on the Anschutz Medical Campus in Aurora, Colorado, and Elm Creek Townhomes in Elmhurst, Illinois.

At Parc Mosaic, we delivered the first building in August and, as of September 30, had leased 91% of its apartment homes. In late October, we completed construction of the second building and had leased more than half of its apartment homes. The remaining buildings are on schedule to be delivered by year end.

At 707 Leahy, we are on schedule to deliver the first building in the first quarter 2020, and preleasing is underway.

At Flamingo Point, we began the full renovation of the North Tower and are on schedule to complete construction on the entryway, retail, and amenities by year end.

During the nine months ended September 30, 2019, we leased 176 apartment homes at redevelopment communities. As of September 30, 2019, our exposure to lease-up at active redevelopment and development communities was approximately 894 apartment homes, or less than 3% of our portfolio.

Financing Activities

For the nine months ended September 30, 2019, net cash used in financing activities of $242.1 million was attributed to the items discussed below.

Net repayments on our revolving credit facility of $160.4 million primarily relate to the timing of apartment community acquisitions and dispositions and of property debt financing activities.

Principal payments on property loans during the period totaled $390.3 million, consisting of scheduled principal amortization of $58.0 million and repayments of $332.3 million.

Proceeds from non-recourse property debt borrowings during the period consisted of the closing of nine fixed-rate, amortizing, non-recourse property loans totaling $668.0 million.

Redemption of Preferred Stock of $125.0 million represents the cash paid upon redemption of our Class A Perpetual Preferred Stock during the nine months ended September 30, 2019.

Net cash used in financing activities also includes $202.9 million of payments to equity holders, as further detailed in the table below.

Equity and Partners’ Capital Transactions

The following table presents the Aimco Operating Partnership’s distribution activity (including distributions paid to Aimco) during the nine months ended September 30, 2019 (in thousands):

Cash distributions paid by the Aimco Operating Partnership to preferred unitholders (1)	$9,047
Cash distributions paid by the Aimco Operating Partnership to common unitholders (2)	193,530
Cash distributions paid to holders of noncontrolling interests in consolidate real estate partnerships	309
Total cash distributions paid by the Aimco Operating Partnership	$202,886

(1)	$3.2 million represented distributions to Aimco, and $5.8 million represented distributions paid to holders of OP Units.
(2)	$183.3 million represented distributions to Aimco, and $10.2 million represented distributions paid to holders of OP Units.

The following table presents Aimco’s dividends paid to Aimco stockholders and OP Unit holders during the nine months ended September 30, 2019 (in thousands):

Cash distributions paid to holders of OP Units	$16,011
Cash distributions paid to holders of noncontrolling interests in consolidated real estate partnerships	309
Cash dividends paid by Aimco to preferred stockholders	3,247
Cash dividends paid by Aimco to common stockholders	183,319
Total cash dividends and distributions paid by Aimco	$202,886

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

Changes in Internal Control Over Financial Reporting

There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.	Risk Factors

As of the date of this report, there have been no material changes from the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Aimco

(a) Unregistered Sales of Equity Securities. From time to time during the three months ended September 30, 2019, we issued shares of Common Stock in exchange for common OP Units tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Aimco Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit. During the three months ended September 30, 2019, approximately 57,000 shares of Common Stock were issued in exchange for common OP Units in these transactions. All of the foregoing issuances were made in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its common equity securities during the three months ended September 30, 2019. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of September 30, 2019, Aimco was authorized to repurchase approximately 10.6 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

The Aimco Operating Partnership

(a) Unregistered Sales of Equity Securities. The Aimco Operating Partnership did not issue any unregistered OP Units during the three months ended September 30, 2019.

(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, limited partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the three months ended September 30, 2019, approximately 57,000 common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases, or redemptions in exchange for cash, of the Aimco Operating Partnership’s equity securities for the three months ended September 30, 2019.

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2019 - July 31, 2019	8,249	$50.77	N/A	N/A
August 1, 2019 - August 31, 2019	4,624	$50.78	N/A	N/A
September 1, 2019 - September 30, 2019	3,419	$50.75	N/A	N/A
Total	16,292	$50.77

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

101

The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.
*	Management contract or compensatory plan or arrangement

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

Date: November 4, 2019