Form 10-K
period 2019-12-31
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2020-02-24
CIK 922864, 926660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-13232 (Apartment Investment and Management Company)

Commission file number 0-24497 (AIMCO Properties, L.P.)

Apartment Investment and Management Company

AIMCO Properties, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Apartment Investment and Management Company)	84-1259577
Delaware (AIMCO Properties, L.P.)	84-1275621
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4582 South Ulster Street, Suite 1700 Denver, Colorado	80237 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (303) 757-8101

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock (Apartment Investment and Management Company)	AIV	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None (Apartment Investment and Management Company)

Partnership Common Units (AIMCO Properties, L.P.)

(title of each class)

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Apartment Investment and Management Company:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

AIMCO Properties, L.P.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common stock of Apartment Investment and Management Company held by non-affiliates of Apartment Investment and Management Company was approximately $7.4 billion based upon the closing price of $50.12 on June 30, 2019.

As of February 21, 2020, there were 148,930,402 shares of Class A Common Stock outstanding.

Documents Incorporated by Reference

Portions of Apartment Investment and Management Company’s definitive proxy statement to be issued in conjunction with Apartment Investment and Management Company’s annual meeting of stockholders to be held April 28, 2020, are incorporated by reference into Part III of this Annual Report.

EXPLANATORY NOTE

This filing combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2019, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean collectively Aimco, the Aimco Operating Partnership, and their consolidated entities.

Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of December 31, 2019, owned a 94.0% ownership interest in the common partnership units of the Aimco Operating Partnership. The remaining 6.0% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.

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

Equity, partners’ capital, and noncontrolling interests are the main areas of difference between the consolidated financial statements of Aimco and those of the Aimco Operating Partnership. Interests in the Aimco Operating Partnership held by entities other than Aimco, which we refer to as OP Units, are classified within partners’ capital in the Aimco Operating Partnership’s financial statements and as noncontrolling interests in Aimco’s financial statements.

To help investors understand the differences between Aimco and the Aimco Operating Partnership, this report provides separate consolidated financial statements for Aimco and the Aimco Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of each entity’s stockholders’ equity or partners’ capital, and earnings per share or earnings per unit, as applicable; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity.

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO PROPERTIES, L.P.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2019

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding: our ability to maintain current or meet projected occupancy, rental rate and property operating results; the effect of acquisitions, dispositions, redevelopments, and developments; our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our redevelopment and development investments; expectations regarding sales of our apartment communities and the use of proceeds thereof; and our ability to comply with debt covenants, including financial coverage ratios.

Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation:

•

Real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location, and quality of competitive new housing supply; the timing of acquisitions, dispositions, redevelopments, and developments; and changes in operating costs, including energy costs;

•

Financing risks, including the availability and cost of capital markets’ financing; the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; and the risk that our earnings may not be sufficient to maintain compliance with debt covenants;

•	Insurance risks, including the cost of insurance, natural disasters, and severe weather such as hurricanes; and
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

As used herein and except as the context otherwise requires, “we,” “our,” and “us” refer to Apartment Investment and Management Company (which we refer to as Aimco), AIMCO Properties, L.P. (which we refer to as the Aimco Operating Partnership) and their consolidated entities, collectively.

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

PART I

ITEM 1. BUSINESS

The Company

Aimco is a Maryland corporation incorporated on January 10, 1994. Aimco is a self-administered and self-managed real estate investment trust, or REIT, focused on the ownership, management, redevelopment, and some development of quality apartment communities located in several of the largest markets in the United States. Those markets include: Atlanta; the San Francisco Bay Area; Boston; Chicago; Denver; Greater New York City; Greater Washington, D.C.; Los Angeles; Miami/Dade County; Philadelphia; San Diego; and Seattle.

Aimco, through its wholly owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership, a Delaware limited partnership formed on May 16, 1994. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership.

Please refer to Note 13 to the consolidated financial statements in Item 8 for discussion regarding our segments.

Business Overview

Our business activities are defined by a commitment to our core values of integrity, respect, collaboration, performance, and a focus on our customers. These values and our corporate mission, “to consistently provide quality apartment homes in a respectful environment delivered by a team of people who care,” shape our culture. In all of our interactions with residents, team members, business partners, lenders, and equity holders, we aim to be the best owner and operator of apartment communities and an outstanding corporate citizen.

Our principal financial objective is to provide predictable and attractive returns to our equity holders. We measure our long- term total return using Economic Income, defined as Net Asset Value, or NAV, growth plus dividends. NAV is used by many investors because the value of company assets can be readily estimated, even for non-earning assets such as land or properties under development. NAV has the advantage of incorporating the investment decisions of thousands of real estate investors, enhancing comparability among companies that have differences in their accounting and avoiding disparity that can result from application of GAAP to investment properties and various ownership structures. Over the past five years as of December 31, 2019, we have generated Economic Income at a compounded annual return of 10%. Some investors focus on multiples of Adjusted Funds From Operations, or AFFO, and Funds From Operations as defined by Nareit, or Nareit FFO. Our disclosure of AFFO, a measure of current return, complements our focus on Economic Income. We also use Pro forma Funds From Operations, or Pro forma FFO, as a secondary measure of operational performance.

Our business plan to achieve our principal financial objective is to:

•

operate our portfolio of desirable apartment homes with a high level of focus on customer selection and customer satisfaction and in an efficient manner that produces predictable and growing Free Cash Flow, or FCF;

•

improve our portfolio of apartment communities, which is diversified both by geography and price point, by selling communities with lower projected FCF internal rates of return and investing the proceeds from such sales through capital enhancements, redevelopment, some development, and acquisitions with greater land value, higher expected rent growth, and projected FCF internal rates of return in excess of those expected from the communities sold;

•

use low levels of financial leverage primarily in the form of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination that reduces our refunding and re-pricing risk and provides a hedge against increases in interest rates; and

•	focus intentionally on a collaborative and productive culture based on respect for others and personal responsibility.

The results from the execution of our business plan are discussed in the Executive Overview in Item 7.

Our business is organized around five areas of strategic focus: operational excellence; redevelopment and development; portfolio management; balance sheet; and team and culture.

Operational Excellence

We own and operate a portfolio of apartment communities, diversified by both geography and price point. As of December 31, 2019, our portfolio included 124 apartment communities with 32,839 apartment homes in which we held an average ownership of approximately 99%, and approximately 80% of the value of our portfolio, measured by gross asset value (the estimated fair value of our communities), was attributable to Same Store communities.

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

We seek to improve our property operations by: employing service-oriented, well-trained team members; taking advantage of advances in technology; increasing automation; centralizing operational tasks where efficient to do so; standardizing business processes, operational measurements, and internal reporting; and enhancing financial controls over field operations. We focus on the following areas:

•

Customer Satisfaction. Our operating culture is focused on our residents and providing them with a high level of service in a clean, safe, and respectful living environment. We regularly monitor and evaluate our performance by providing customers with numerous opportunities to grade our work. In 2019, we received 75,000 customer grades averaging 4.3 on a five-point scale. We use this customer feedback as a daily management tool. We also publish these customer evaluations online as important and credible information for prospective customers. We have automated certain aspects of our on-site operations to enable current and future residents to interact with us using methods that are efficient and effective for them, such as making online requests for service work, and executing leases and lease renewals. In addition, we emphasize the quality of our on-site team members through recruiting, training, and retention programs, which, with continuous and real-time customer feedback, contributes to improved customer service. We believe that greater customer satisfaction leads to higher resident retention and increased occupancy rates, which in turn leads to increased revenue and reduced costs.

•

Resident Selection and Retention. In our apartment communities, we believe that one’s neighbors are a meaningful part of the customer experience, together with the location of the community and the physical quality of the apartment homes. Part of our property operations strategy is to focus on attracting and retaining stable, credit-worthy residents who are also good neighbors and are likely to live with us longer. We have explicit criteria for resident selection, which we apply to new and renewal leases, including creditworthiness and behavior in accordance with our apartment community standards and our written “Good Neighbor Commitment.” Our focus on resident selection and retention led to 43% of our apartment homes turning over, an improvement (reduction) of approximately 150 basis points from 2018.

•

Revenue Management and Ancillary Services. We have a centralized revenue management system that leverages people, processes, and technology to work in partnership with our local property management teams to develop rental rate pricing. We seek to increase FCF, which we define as net operating income less Capital Replacements, by optimizing the balance between rental and occupancy rates, as well as taking into consideration costs such as preparing an apartment home for a new resident. We are focused on careful measurements of on-site operations, as we believe that timely and accurate collection of apartment community performance and resident profile data allows us to maximize FCF through better property management and leasing decisions. We seek to maximize profit by performing timely data analysis of new and renewal pricing for each apartment home, thereby enabling us to adjust rents quickly in response to changes in supply and demand and minimize vacancy time. We also generate incremental revenue by providing or facilitating the provision of services to our residents, including, at certain apartment communities, telecommunications services, parking options, package lockers, and storage space rental.

•

Controlling Expenses. Innovation is the foundation of our cost control efforts. Innovative activities we have undertaken include: moving administrative tasks to our shared service center, which reduces costs and allows site teams to focus on sales and service; taking advantage of economies of scale at the corporate level through electronic procurement, which reduces complexity and increases purchasing volume discounts; focusing on life cycle costs by investing in more durable, longer-lived materials, which reduce turn times and costs; and leveraging technology through such items as smart home capabilities, website design, and package lockers, which meet today’s customer preference for self-service. Additionally, our efforts to maximize resident retention through our resident selection process described above has resulted in reduced turn costs. These and other innovations contributed to a growth rate in controllable operating expense, which we define as property expenses less taxes, insurance, and utility expenses, compounding for the past 12 years at an annual rate of negative 0.2%.

•

Improving and Maintaining Apartment Community Quality. We believe that the physical condition and amenities of our apartment communities are important factors in our ability to maintain and increase rental rates. We invest in the maintenance and improvement of our communities primarily through: Capital Replacements, which are capital additions made to replace the portion of an apartment community consumed during our ownership; Capital Improvements, which extend the useful life of a community from its condition at our date of purchase; Capital Enhancements, which may include kitchen and bath remodeling, energy conservation projects, and investments in longer-lived materials as described above, all of which are generally lesser in scope than is a redevelopment and do not significantly disrupt property operations; and Initial Capital Expenditures, which are capital additions contemplated in the underwriting of an acquired asset. During 2019, we invested $1,109 per apartment home in Capital Replacements, $374 per apartment home in Capital Improvements, and $2,686 per apartment home in Capital Enhancements. We also invested a total of $22.9 million in Initial Capital Expenditures, which were planned as part of our initial investment in communities acquired in 2019 and 2018.

Redevelopment and Development

Our second line of business is the redevelopment and some development of apartment communities. Through redevelopment activities, we expect to create value by repositioning apartment communities within our portfolio. We undertake ground-up development when warranted by risk-adjusted investment returns, either directly or in connection with the redevelopment of an existing apartment community. When warranted, we rely on the expertise and credit of a third-party developer familiar with the local market to limit our exposure to construction risk. Over the past five years, we have spent approximately $1.0 billion on redevelopment and development, targeting FCF internal rates of return of approximately 9% to 11% on these investments.

We undertake a range of redevelopments, including: those in which buildings or exteriors are renovated without the need to vacate a significant percentage of apartment homes, or short-cycle redevelopments; those in which significant renovation of apartment homes may be accomplished upon lease expiration and turnover; and those in which an entire building or community is vacated, or long-cycle redevelopments. We often execute redevelopment using a phased approach, in which we renovate an apartment community in stages. Redevelopment work may include seeking entitlements from local governments, which enhance the value of our existing portfolio by increasing density; that is, the right to add apartment homes to a site.

We invest to earn risk-adjusted returns in excess of those expected from the communities sold in paired trades to fund the redevelopment or development. Of these two activities, we generally favor redevelopment because it permits adjustment to the scope and timing of spending to align with changing market conditions and customer preferences.

Portfolio Management

Our portfolio management strategy involves the allocation of investment capital to enhance rent growth and increase long-term capital values through portfolio design, emphasizing land value as well as location and submarket. We target geographic diversification in our portfolio in order to reduce the volatility of our rental revenue and to reduce the risk of undue concentration in any particular market. Similarly, we seek price point diversification by owning apartment communities that offer apartment homes at rents below those asked by competitive new building supply.

Our portfolio of apartment communities is diversified across “A,” “B,” and “C+” price points, averaging “B/B+” in quality and is also diversified across several of the largest markets in the United States. Please refer to the Executive Overview section in Item 7 for a description of our portfolio quality ratings. As of December 31, 2019, our portfolio was allocated about one-half to “A” rated properties, and about one-half to “B” and “C+” rated properties.

As part of our portfolio strategy, we seek to sell up to 10% of our portfolio annually and to reinvest the proceeds from such sales in accretive uses such as capital enhancements, redevelopments, some developments, and selective acquisitions with projected FCF internal rates of return higher than expected from the communities being sold. Through this disciplined approach to capital recycling, we increase the quality and expected growth rate of our portfolio.

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

Our leverage includes our share of long-term, non-recourse, property debt encumbering apartment communities, outstanding borrowings under our revolving credit facility, outstanding preferred equity, and redeemable noncontrolling interests in a consolidated real estate partnership.

We target a ratio of Proportionate Debt and Preferred Equity to adjusted earnings before interest, taxes, depreciation, and amortization for real estate, or Adjusted EBITDAre, as defined by Nareit, below 7.0x and we target a ratio of Adjusted EBITDAre to Adjusted Interest Expense and Preferred Dividends greater than 2.5x.

Our ratios as of December 31, 2019, were 7.6x and 3.5x, respectively. We delayed approximately $300 million of sales originally planned for fourth quarter 2019 and January 2020, which increased Proportionate Debt to Adjusted EBITDAre and Proportionate Debt and Preferred Equity to Adjusted EBITDAre by 0.3x as of December 31, 2019. We expect a gradual decline in leverage to EBITDAre ratios throughout 2020, reaching approximately 6.4x and 6.5x, respectively, at year end. In future years, we expect earnings growth from completed redevelopments will increase EBITDAre and further reduce our leverage ratios.

Please refer to the Leverage Ratios subsection to the Non-GAAP Measures section in Item 7 for additional information regarding our leverage ratios.

Our liquidity consists of cash balances and available capacity on our revolving credit facility. As of December 31, 2019, we had cash and restricted cash of $177.7 million and had capacity to borrow $517.8 million under our revolving credit facility.

We manage our financial flexibility by maintaining an investment grade rating and holding apartment communities that are unencumbered by property debt. As of December 31, 2019, we held unencumbered communities with an estimated fair market value of approximately $2.4 billion.

Please refer to the Executive Overview and Liquidity and Capital Resources sections in Item 7 for additional information regarding our balance sheet and liquidity.

Team and Culture

Our team and culture are keys to our success. Our intentional focus on a collaborative and productive culture based on respect for others and personal responsibility is reinforced by a preference for promotion from within. We focus on succession planning and talent development to produce a strong, stable team that is the enduring foundation of our success. We offer benefits reinforcing our value of caring for each other, including paid time for parental leave, paid time annually to volunteer in local communities, college scholarships for the children of team members, an emergency fund to help team members in crisis, financial support for our team members who are becoming United States citizens, and a bonus structure at all levels of the organization. We also pay full compensation and benefits for team members who are actively deployed by the United States military. Out of hundreds of participating companies in 2019, Aimco was one of only seven recognized as a “Top Workplace” in Colorado for each of the past seven years. Aimco was also recognized as a Top Workplace in the Bay Area in 2019. Also in 2019, Aimco was the only real estate company to receive a BEST award from the Association for Talent Development in recognition of our company-wide success in talent development, marking our second consecutive year receiving this award.

Competition

In attracting and retaining residents to occupy our apartment communities we compete with numerous other housing providers. Our apartment communities compete directly with other rental apartments, as well as condominiums and single-family homes that are available for rent or purchase in the markets in which our apartment communities are located. Principal factors of competition include rent or price charged, attractiveness of the location and apartment community, and the quality and breadth of services. The number of competitive apartment communities relative to demand in a particular area has a material effect on our ability to lease apartment homes at our apartment communities and on the rents we charge. In certain markets, there exists an oversupply of newly-constructed apartment homes, single-family homes, and condominiums relative to consumer demand, which affects the pricing and occupancy of our rental apartments.

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

Certain of Aimco’s operations, or a portion thereof, including property management and risk management are conducted through taxable REIT subsidiaries, each of which we refer to as a TRS. A TRS is a subsidiary C-corporation that has not elected REIT status and, as such, is subject to United States federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents and investment partners that cannot be offered directly by a REIT. We also use TRS entities to hold investments in certain apartment communities.

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

Regulation

General

Apartment communities and their owners are subject to various laws, ordinances, and regulations, including those related to real estate broker licensing and regulations relating to recreational facilities such as swimming pools, activity centers, and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on communities or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction, and safety requirements, may result in significant unanticipated expenditures, which would adversely affect our net income and cash flows from operating activities. In addition, existing rent control laws, as well as future enactment of rent control or rent stabilization laws, or other laws regulating multifamily housing, may reduce rental revenue or increase operating costs in particular markets.

Environmental

Various federal, state, and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present at an apartment community. These materials may include lead-based paint, asbestos, polychlorinated biphenyls, and petroleum-based fuels. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the release or presence of such materials. In connection with the ownership, operation, and management of apartment communities, we could potentially be liable for environmental liabilities or costs associated with our current communities, communities we acquire or manage in the future, or communities we previously owned or operated in the past. These and other risks related to environmental matters are described in more detail in Item 1A. Risk Factors.

Corporate Responsibility

At Aimco, corporate responsibility is an important part of our business. As with all other aspects of our business, our corporate responsibility program focuses on continuous improvement, to the benefit of our stockholders, our residents, our team members, our communities, and the environment. Highlights of our corporate responsibility program can be found in our proxy statement for Aimco’s 2020 annual meeting of stockholders and is incorporated herein by reference.

Insurance

Our primary lines of insurance coverage are property, general liability, and workers’ compensation. We believe that our insurance coverages adequately insure our apartment communities against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, terrorism, and other perils, and adequately insure us against other risk. Our coverage includes deductibles, retentions, and limits that are customary in the industry. We have established loss prevention, loss mitigation, claims handling, and litigation management procedures to manage our exposure.

Employees

As of December 31, 2019, we had approximately 950 team members, of whom about 600 were at the apartment community level performing on-site functions or at our shared service center performing tasks that have been centralized there, with the balance managing corporate and area functions, including investment and debt transactions, legal, finance and accounting, information systems, human resources, and other support functions. As of December 31, 2019, unions represented approximately 50 of our team members. We have never experienced a work stoppage and believe we maintain satisfactory relations with our team members.

Available Information

Our combined Annual Report on Form 10-K, our combined Quarterly Reports on Form 10-Q, Current Reports on Form 8-K filed by Aimco or the Aimco Operating Partnership, and any amendments to any of those reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through Aimco’s website at www.aimco.com. The information contained on Aimco’s website is not incorporated into this Annual Report.

ITEM 1A. RISK FACTORS

The risk factors noted in this section, and other factors noted throughout this Annual Report, describe certain risks and uncertainties that could cause our actual results to differ materially from those contained in any forward-looking statement.

Risks Related to Our Real Estate Investments and Our Operations

Redevelopment, development, and construction risks could affect our profitability.

We are currently redeveloping and developing certain of our apartment communities. During 2020, we expect to invest $250 million to $300 million in redevelopment and development activities. Redevelopment and development are subject to numerous risks, including the following:

•

we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third-party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

•	we may incur costs that exceed our original estimates due to increased material, labor, or other costs, such as litigation;
•	we may be unable to complete construction and lease-up of an apartment community on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;
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

Failure to generate sufficient net operating income may adversely affect our liquidity, limit our ability to fund necessary capital expenditures, or adversely affect our ability to pay dividends or distributions.

Our ability to fund necessary capital expenditures on our communities depends on, among other things, our ability to generate net operating income in excess of required debt payments. If we are unable to fund capital expenditures on our communities, we may not be able to preserve the competitiveness of our communities, which could adversely affect their net operating income and long-term value.

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

Our apartment communities compete for residents with other housing alternatives, including other rental apartments and condominiums, and, to a lesser degree, single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing, as well as household formation and job creation in a particular area, could adversely affect our ability to lease apartment homes and to increase or maintain rental rates.

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

The selective acquisition of apartment communities is a component of our strategy. However, we may not be able to complete transactions successfully in the future. Although we seek to acquire apartment communities when such acquisitions increase our FCF internal rates of return and are accretive to NAV, such transactions may fail to perform in accordance with our expectations. In particular, following acquisition, the value and operational performance of an apartment community may be diminished if obsolescence or neighborhood changes occur before we are able to redevelop or sell the apartment community. This could have an adverse effect on our financial condition or results of operations.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various federal, state, and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present in the land or buildings of an apartment community. Potentially hazardous materials may include polychlorinated biphenyls, petroleum-based fuels, lead-based paint, or asbestos, among other materials. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions, damages to natural resources and for potential fines or penalties in connection with such damage or with respect to the improper management of hazardous materials. Moreover, private plaintiffs may potentially make claims for investigation and remediation costs they incur or personal injury, disease, disability, or other infirmities related to the alleged presence of hazardous materials at an apartment community. In addition to potential environmental liabilities or costs associated with our current apartment communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future, or apartment communities we no longer own or operate.

Laws benefiting disabled persons may result in our incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain federal requirements related to access and use by disabled persons. The Fair Housing Amendments Act of 1988, or FHAA, requires apartment communities first occupied after March 13, 1991, to comply with design and construction requirements for disabled access. For those apartment communities receiving federal funds, the Rehabilitation Act of 1973 also has requirements regarding disabled access. These and other federal, state, and local laws may require structural modifications to our apartment communities or changes in policy/practice, or affect renovations of the communities. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that our apartment communities are substantially in compliance with present requirements, we may incur unanticipated expenses to comply with the ADA, the FHAA, and the Rehabilitation Act of 1973 in connection with the ongoing operation or redevelopment of our apartment communities.

Moisture infiltration and resulting mold remediation may be costly.

Although we are proactively engaged in managing moisture intrusion and preventing the presence of mold at our apartment communities, it is not unusual for periodic moisture intrusion to cause mold in isolated locations within an apartment community. We have implemented policies, procedures, and training, and include a detailed moisture intrusion and mold assessment during acquisition due diligence. We believe these measures will manage mold exposure at our apartment communities and will minimize the effects that mold may have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. We have only limited insurance coverage for property damage claims arising from the presence of mold and for personal injury claims related to mold exposure.

Although we are insured for certain risks, the cost of insurance, increased claims activity, or losses resulting from casualty events may affect our operating results and financial condition.

We are insured for a portion of our consolidated apartment communities’ exposure to casualty losses resulting from fire, earthquake, hurricane, tornado, flood, and other perils, which insurance is subject to deductibles and self-insurance retention. We recognize casualty losses or gains based on the net book value of the affected apartment community and the amount of any related insurance proceeds. In many instances, the actual cost to repair or replace the apartment community may exceed its net book value and any insurance proceeds. We recognize the uninsured portion of losses as casualty losses in the periods in which they are incurred. In addition, we are self-insured for a portion of our exposure to third-party claims related to our employee health insurance plans, workers’ compensation coverage, and general liability exposure. With respect to our exposure to claims of third parties, we establish reserves at levels that reflect our known and estimated losses. The ultimate cost of losses and the impact of unforeseen events may vary materially from recorded reserves, and variances may adversely affect our operating results and financial condition. We purchase insurance to reduce our exposure to losses and limit our financial losses on large individual risks. The availability and cost of insurance are determined by market conditions outside our control. No assurance can be made that we will be able to obtain and maintain insurance at the same levels and on the same terms as we do today. If we are not able to obtain or maintain insurance in amounts we consider appropriate for our business, or if the cost of obtaining such insurance increases materially, we may have to retain a larger portion of the potential loss associated with our exposures to risks.

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

Our business and operations would suffer in the event of significant disruptions or cyber attacks of our information technology systems or our failure to comply with laws, rules and regulations related to privacy and data protection.

Information technology, communication networks, and related systems are essential to the operation of our business. We use these systems to manage our resident and vendor relationships, internal communications, accounting and record-keeping systems, and many other key aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks, which also depend on the strength of our procedures and the effectiveness of our internal controls. Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber attacks.

Despite system redundancy, risk transfer, insurance, indemnification, the implementation of security measures, required employee awareness training, and the existence of a disaster recovery plan for our internal information technology systems, our systems and systems maintained by third party vendors with which we do business are vulnerable to damage from any number of sources. We face risks associated with energy blackouts, natural disasters, terrorism, war, telecommunication failures, and cyber attacks and intrusions, such as computer viruses, malware, attachments to e-mails, intrusion, and unauthorized access, including from persons inside our organization or from persons outside our organization with access to our systems. We may also incur additional costs to remedy damages caused by such disruptions. Although we make efforts to maintain the security and integrity of our systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information (which may be confidential, proprietary, and/or commercially sensitive in nature), and a loss of confidence in our security measures, which could harm our business.

We also are subject to laws, rules, and regulations in the United States, such as the California Consumer Protection Act, or CCPA (which will become effective on January 1, 2020), relating to the collection, use, and security of employee and other data. Evolving compliance and operational requirements under the CCPA and the privacy laws of other jurisdictions in which we operate impose significant costs that are likely to increase over time. Our failure to comply with laws, rules, and regulations related to privacy and data protection could harm our business or reputation.

Risks Related to Our Indebtedness and Financing

Our existing and future debt financing could result in foreclosure of our apartment communities, prevent us from making distributions on our equity, or otherwise adversely affect our liquidity.

We are subject to the risk that our cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we fail to make required payments of principal and interest on our non-recourse debt, our lenders could foreclose on the apartment communities and other collateral securing such debt, which would result in the loss to us of income and asset value. As of December 31, 2019, the majority of our apartment communities were encumbered by debt. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our communities or pay distributions required to be paid in order to maintain Aimco’s qualification as a REIT.

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

As of December 31, 2019, we had approximately $445.1 million of variable-rate indebtedness outstanding. We estimate that an increase or decrease in 30-day LIBOR of 100 basis points with constant credit risk spreads would increase or reduce interest expense by approximately $4.5 million on an annual basis.

As of December 31, 2019, we had approximately $177.7 million in cash and cash equivalents and restricted cash, a portion of which bear interest at variable rates indexed to LIBOR-based rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate indebtedness discussed above.

The potential phasing out of LIBOR after 2021 may affect our financial results.

In July 2017, the Financial Conduct Authority, which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In 2018, the Alternative Reference Rates Committee identified the Secured Overnight Financing Rate, or SOFR, as the alternative to LIBOR. Whether or not SOFR attains market traction as a LIBOR replacement remains a question, and the future of LIBOR at this time is uncertain. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. Due to the broad use of LIBOR as a reference rate, all financial market participants, including us, are impacted by the risks associated with this transition. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results, and cash flows.

Covenant restrictions may limit our ability to make payments to our investors.

Some of our debt and other securities contain covenants that restrict our ability to make distributions or other payments to our investors unless certain financial tests or other criteria are satisfied. Our revolving credit agreement provides, among other things, that we may not make distributions to our investors during any four consecutive fiscal quarters in an aggregate amount greater than 95% of our Nareit FFO for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain Aimco’s REIT status. Our outstanding preferred units prohibit the payment of dividends on our Common Stock or common partnership units if we fail to pay the dividends to which the holders of the preferred units are entitled.

Risks Related to Aimco’s Corporate Structure

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

Aimco’s charter limits ownership of Common Stock by any single stockholder (applying certain “beneficial ownership” rules under the federal securities laws) to 8.7% (or up to 12.0% upon a waiver from Aimco’s Board of Directors) of outstanding shares of Common Stock, or 15% in the case of certain pension trusts, registered investment companies and Mr. Considine (or up to 20.0% for such pension trusts or registered investment companies upon a waiver from Aimco’s Board of Directors). Aimco’s charter also limits ownership of Aimco’s Common Stock and preferred stock by any single stockholder to 8.7% of the value of the outstanding Common Stock and preferred stock, or 15% in the case of certain pension trusts, registered investment companies, and Mr. Considine. The charter also prohibits anyone from buying shares of Aimco’s capital stock if the purchase would result in Aimco losing its REIT status. This could happen if a transaction results in fewer than 100 persons owning all of Aimco’s shares of capital stock or results in five or fewer persons (applying certain attribution rules of the Code) owning 50% or more of the value of all of Aimco’s shares of capital stock. If anyone acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs:

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

The 8.7% and other ownership limits discussed above may have the effect of delaying or precluding acquisition by a third-party of control of Aimco without the consent of Aimco’s Board of Directors. Aimco’s charter authorizes its Board of Directors to issue up to 510,587,500 shares of capital stock. As of December 31, 2019, 500,787,260 shares were classified as Common Stock, of which 148,885,197 were outstanding, and 9,800,240 shares were classified as preferred stock of which no shares were outstanding. Under Aimco’s charter, its Board of Directors has the authority to classify and reclassify any of Aimco’s unissued shares of capital stock into shares of capital stock with such preferences, conversion or other rights, voting power restrictions, limitations as to dividends, qualifications, or terms or conditions of redemptions as the Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of Aimco, where there is a difference of opinion between the Aimco Board of Directors and others as to what is in Aimco’s stockholders’ best interests.

The Maryland General Corporation Law may limit the ability of a third-party to acquire control of Aimco.

As a Maryland corporation, Aimco is subject to various Maryland laws that may have the effect of discouraging offers to acquire Aimco and increasing the difficulty of consummating any such offers, where there is a difference of opinion between the Aimco Board of Directors and others as to what is in Aimco’s stockholders’ best interests. The Maryland General Corporation Law, specifically the Maryland Business Combination Act, restricts mergers and other business combination transactions between Aimco and any person who acquires, directly or indirectly, beneficial ownership of shares of Aimco’s stock representing 10% or more of the voting power without Aimco’s Board of Directors’ prior approval. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66-2/3% of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price. The Maryland General Corporation Law, specifically the Maryland Control Share Acquisition Act, provides generally that a person who acquires shares of Aimco’s capital stock representing 10% or more of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote. Additionally, the Maryland General Corporation Law provides, among other things, that the Board of Directors has broad discretion in adopting stockholders’ rights plans and has the sole power to fix the record date, time, and place for special meetings of the stockholders. To date, Aimco has not adopted a stockholders’ rights plan. In addition, the Maryland General Corporation Law provides that a corporation that:

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

Risks Related to Tax Laws and Regulations

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

We believe that Aimco operates, and has since its taxable year ended December 31, 1994, operated, in a manner that enables it to meet the requirements for qualification as a REIT for United States federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Moreover, even a technical or inadvertent mistake could jeopardize our REIT status. Aimco’s continued qualification as a REIT will depend on its satisfaction of certain asset, income, investment, organizational, distribution, stockholder ownership, and other requirements on a continuing basis. Aimco’s ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Aimco’s compliance with the REIT annual income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for United States federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the Internal Revenue Service, or the IRS, will not contend that our interests in subsidiaries or other issuers constitutes a violation of the REIT requirements. Moreover, future economic, market, legal, tax, or other considerations may cause Aimco to fail to qualify as a REIT, or Aimco’s Board of Directors may determine to revoke its REIT status.

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

C-corporations are generally required to pay United States federal income tax on earnings. After tax earnings are then available for stockholder dividends. The maximum United States federal tax rate applicable to income from “qualified dividends” payable to United States stockholders that are individuals, trusts, and estates is currently 20%, plus the 3.8% investment tax surcharge. While dividends payable by REITs are generally not eligible for the qualified dividend reduced rates, stockholders that are individuals, trusts, or estates may deduct 20% of the aggregate amount of ordinary dividends from REITs. This deduction is available for taxable years beginning after December 31, 2017, and before January 1, 2026, and will generally cause the maximum tax rate for ordinary dividends from REITs to be 29.6%, plus the 3.8% investment tax surcharge. The more favorable tax rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts, and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporates that pay dividends, which could adversely affect the value of the shares of REITs, including Aimco Common Stock.

Complying with the REIT requirements may cause Aimco to forgo otherwise attractive business opportunities.

To qualify as a REIT for United States federal income tax purposes, Aimco must continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts distributed to Aimco stockholders, and the ownership of Aimco stock. As a result of these tests, Aimco may be required to make distributions to stockholders at disadvantageous times or when Aimco does not have funds readily available for distribution, forgo otherwise attractive investment opportunities, liquidate assets in adverse market conditions, or contribute assets to a TRS that is subject to regular corporate federal income tax.

Changes to United States federal income tax laws could materially and adversely affect Aimco and Aimco’s stockholders.

The present United States federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the United States federal income tax treatment of an investment in Aimco Common Stock. The United States federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS, and the United States Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. We cannot predict how changes in the tax laws might affect Aimco or Aimco’s stockholders. Revisions in federal tax laws and interpretations thereof could significantly and negatively affect Aimco’s ability to qualify as a REIT and the tax considerations relevant to an investment in Aimco Common Stock, or could cause Aimco to change its investments and commitments.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Additional information about our consolidated real estate, including property debt, is contained in “Schedule III - Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K.

Our portfolio is diversified by both price point and geography and consists of market rate apartment communities in which we own a substantial interest. Our portfolio includes garden style, mid-rise, and high-rise apartment communities located in 17 states and the District of Columbia. Our portfolio strategy seeks predictable rent growth from a portfolio of apartment communities diversified among some of the largest markets in the United States, and that is diversified across “A,” “B,” and “C+” price points, averaging “B/B+” in quality. As of December 31, 2019, our portfolio consisted of roughly one-half “A” quality communities and one-half “B” and “C+” quality communities. Please refer to the Executive Overview section in Item 7 for a description of our portfolio quality ratings. The following table sets forth information on the apartment communities in our portfolio as of December 31, 2019:

	Number of Apartment Communities	Number of Apartment Homes	Average Economic Ownership	Average Quality Rating (1)
Atlanta	4	505	100%	A
Bay Area	12	2,632	100%	B
Boston	15	4,689	100%	C+
Chicago	7	1,671	100%	B
Denver	8	2,151	98%	B
Greater New York	18	1,039	100%	B
Greater Washington, D.C.	12	5,457	100%	C+
Los Angeles	13	4,347	100%	A
Miami	5	2,448	100%	A
Philadelphia	9	2,748	97%	A
San Diego	12	2,423	97%	B
Seattle	2	239	100%	B
Other markets	7	2,490	99%	B
Total portfolio (2)	124	32,839	99%	B/B+
(1)	Average quality rating is based on REIS market data as of September 30, 2019.
(2)	Total portfolio represents the number of apartment communities we owned an equity interest in. Of our total portfolio, we consolidate 120 apartment communities with 32,697 apartment homes.

Our consolidated apartment communities contained, on average, 272 apartment homes, with the largest community containing 2,113 apartment homes. These apartment communities offer residents a range of amenities, including resort pools with cabanas, grills, clubhouses, spas, fitness centers, package lockers, dog parks, and large open spaces. Many of the apartment homes offer features such as granite countertops, wood flooring, stainless steel appliances, fireplaces, spacious closets, washer and dryer connections, balconies, and patios.

The majority of our consolidated apartment communities are encumbered by property debt. As of December 31, 2019, apartment communities in our portfolio were encumbered by, in aggregate, $4.3 billion of property debt with a weighted-average interest rate of 3.89% and a weighted-average maturity of 7.5 years. The apartment communities collateralizing this non-recourse property debt have an estimated aggregate fair value of $10.9 billion. As of December 31, 2019, we held unencumbered apartment communities with an estimated fair value of approximately $2.4 billion.

On July 2, 2019, we acquired a 95% interest in 1001 Brickell Bay Drive, a 1.8-acre waterfront parcel in Miami, Florida, currently improved with an office building. 1001 Brickell Bay Drive is excluded from our apartment communities table above.

ITEM 3. LEGAL PROCEEDINGS

As further discussed in Note 6 to the consolidated financial statements in Item 8, we are engaged in discussions with regulatory agencies regarding environmental matters at two apartment communities we, or other entities, previously owned. Although the outcome of these matters is uncertain, we do not expect the resolution to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Aimco

Aimco’s Common Stock has been listed and traded on the NYSE under the symbol “AIV” since July 22, 1994.

On February 21, 2020, there were 148,930,402 shares of Common Stock outstanding, held by 815 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Unregistered Sales of Equity Securities

From time to time, Aimco may issue shares of Common Stock in exchange for OP Units, defined under The Aimco Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each common OP Unit. Please refer to Note 8 to the consolidated financial statements in Item 8 for further discussion of such exchanges. Aimco may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended December 31, 2019, Aimco did not issue any shares of Common Stock in exchange for OP Units or limited partnership interests in consolidated real estate partnerships.

Repurchases of Equity Securities

There were no repurchases by Aimco of its common equity securities during the three months ended December 31, 2019. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding Common Stock. As of December 31, 2019, Aimco was authorized to repurchase approximately 10.6 million shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

The Aimco Operating Partnership

Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as partnership preferred units, or preferred OP Units. There is no public market for the Aimco Operating Partnership’s common partnership units, including common OP Units, and we have no intention of listing the common partnership units on any securities exchange. In addition, the Aimco Operating Partnership’s Partnership Agreement restricts the transferability of common partnership units, including common OP Units.

On February 21, 2020, there were 159,442,294 common partnership units and equivalents outstanding (148,930,402 of which were held by Aimco) that were held by 2,394 unitholders of record.

Unregistered Sales of Equity Securities

The Aimco Operating Partnership did not issue any unregistered OP units during the three months ended December 31, 2019.

Repurchases of Equity Securities

The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than Aimco have the right to redeem their common OP Units for cash or, at our election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). No common OP Units or preferred OP Units held by Limited Partners were redeemed for shares of Aimco Common Stock during the three months ended December 31, 2019.

The following table summarizes the Aimco Operating Partnership’s repurchases, or redemptions in exchange for cash, of common OP Units for the three months ended December 31, 2019:

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2019	13,676	$51.46	N/A	N/A
November 1 - November 30, 2019	9,575	54.32	N/A	N/A
December 1 - December 31, 2019	5,484	53.62	N/A	N/A
Total	28,735	$52.83

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

Stockholders receiving such dividend and any future dividend payable in cash and shares of Aimco Common Stock will be required to include the full amount of such dividends as ordinary income to the extent of Aimco’s current and accumulated earnings and profits, as determined for United States federal income tax purposes for the year of such dividends, and may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. With respect to certain non-United States stockholders, Aimco may be required to withhold United States tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in Common Stock.

The Board of Directors of the Aimco Operating Partnership’s general partner determines and declares distributions on OP Units. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of December 31, 2019, owned a 94.0% ownership interest in the common partnership units of the Aimco Operating Partnership. The Aimco Operating Partnership holds all of Aimco’s assets and manages the daily operations of Aimco’s business. The distributions paid by the Aimco Operating Partnership to Aimco are used by Aimco to fund the dividends paid to its stockholders. Accordingly, the per share dividends Aimco pays to its stockholders generally equal the per unit distributions paid by the Aimco Operating Partnership to holders of its common partnership units.

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

Performance Graph

The following graph compares cumulative total returns for Aimco’s Common Stock, the MSCI US REIT Index, the Nareit Equity Apartment Index, and the Standard & Poor’s 500 Total Return Index, or S&P 500 Index. The MSCI US REIT Index is published by Morgan Stanley Capital International Inc., a provider of equity indices. The Nareit Equity Apartment Index is published by The National Association of Real Estate Investment Trusts, or Nareit, a representative of real estate investment trusts and publicly traded real estate companies with interests in United States real estate and capital markets. The MSCI US REIT Index reflects total shareholder return for a broad range of REITs and the Nareit Equity Apartment Index provides a more direct multifamily peer comparison of total shareholder return. The indices are weighted for all companies that fit the definitional criteria of the particular index and are calculated to exclude companies as they are acquired and to add companies to the index calculation as they become publicly traded companies. All companies that fit the definitional criteria and existed at the point in time presented are included in the index calculations. The graph assumes the investment of $100 in Aimco’s Common Stock and in each index on December 31, 2014, and that all dividends paid have been reinvested. The historical information set forth below is not necessarily indicative of future performance.

	For the years ended December 31,
Index (1)	2014	2015	2016	2017	2018	2019
Aimco	100.00	111.15	130.36	129.48	134.83	163.89
MSCI US REIT Index	100.00	102.52	111.34	116.98	111.64	140.48
Nareit Equity Apartment Index	100.00	116.45	119.78	124.24	128.83	162.74
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86

(1)	Source: S&P Global Market Intelligence © 2020

The Performance Graph will not be deemed to be incorporated by reference into any filing by Aimco under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Aimco specifically incorporates the same by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is based on audited historical financial statements of Aimco and the Aimco Operating Partnership, unless otherwise noted. This information should be read in conjunction with such financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein or in previous filings with the Securities and Exchange Commission.

(dollar amounts in thousands, except per share data)	Years Ended December 31,
	2019	2018 (1)	2017	2016	2015
OPERATING DATA:
Total revenues	$914,294	$972,410	$1,005,437	$995,854	$981,310
Net income	508,027	716,603	347,079	483,273	271,983
Net income attributable to Aimco/the Aimco Operating Partnership per common share/unit – diluted (2)	$3.15	$4.34	$2.02	$2.75	$1.56

BALANCE SHEET INFORMATION:
Total assets	$6,828,739	$6,190,004	$6,079,040	$6,232,818	$6,118,681
Total indebtedness	4,505,590	4,075,665	3,861,770	3,648,206	3,599,648
Non-recourse property debt of partnerships served by Asset Management business	—	—	227,141	236,426	249,493

OTHER INFORMATION:
Cash dividends/distributions declared per common share/unit	$1.56	$1.52	$1.44	$1.32	$1.18
(1)	In July 2018, we sold our Asset Management business and our four affordable apartment communities located in the Hunters Point area of San Francisco.
(2)

On February 20, 2019, we completed a reverse stock split whereby every 1.03119 Aimco common share and Aimco Operating Partnership common partnership unit was combined into one Aimco common share and Aimco Operating Partnership common partnership unit, respectively. We have revised the outstanding share and unit counts, presentation of share and unit activity, and earnings per share and unit, as if the reverse split occurred on December 31, 2014.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are focused on the ownership, management, redevelopment, and some development of quality apartment communities located in several of the largest markets in the United States.

Our principal financial objective is to provide predictable and attractive returns to our equity holders. We measure our long-term total return using Economic Income, defined as NAV growth plus dividends. NAV is used by many investors because the value of company assets can be readily estimated, even for non-earning assets such as land or properties under development. NAV has the advantage of incorporating the investment decisions of thousands of real estate investors, enhancing comparability among companies that have differences in their accounting, avoiding disparity that can result from application of GAAP to investment properties and various ownership structures. Some investors focus on multiples of AFFO and Nareit FFO. Our disclosure of AFFO, a measure of current return, complements our focus on Economic Income. We also use Pro forma FFO as a secondary measure of operational performance. Over the last five years as of December 31, 2019, our Economic Income grew at a compounded annual return of 10%, comprised of a 6.9% compounded annual growth in NAV per share and $7.08 in cash dividends per share paid over the period. In 2019, AFFO per share grew $0.04, to $2.20 per share.

Year-over-year as of December 31, 2019, our NAV per share increased by about 3.9%, which, with our cash dividend, provided Economic Income of 6.8%.

Financial Highlights

Net income attributable to common stockholders per common share, on a dilutive basis, decreased by $1.19 during the year ended December 31, 2019 compared to 2018, primarily due to lower gains from dispositions.

We sold our Asset Management business in July 2018, accepting near-term earnings dilution as the price of an increased long-term growth rate. In 2019, we overcame these earnings headwinds and Pro forma FFO per share increased by $0.05, or 2.0%, for the year ended December 31, 2019 compared to 2018. For the three months ended December 31, 2019 compared to 2018, the first comparative period without the Asset Management business, our Pro forma FFO and AFFO per share increased 5% and 12%, respectively.

The year-over-year increase in Pro Forma FFO was due primarily to contribution from Same Store property net operating income growth of 4.3%, driven by a 3.8% increase in revenue, partially offset by a 2.4% increase in expenses. The increase in Same Store net operating income was offset partially by earnings dilution from the sale of the Asset Management business and lower tax benefit. AFFO per share also increased by $0.04, or 1.9%, for the year ended December 31, 2019 compared to 2018 due to the $0.05 increase in Pro forma FFO per share, partially offset by a $0.01 per share increase in capital replacement spending.

Our business is organized around five areas of strategic focus: operational excellence; redevelopment and development; portfolio management; balance sheet; and team and culture. The results from the execution of our business plan in 2019 are further described in the sections that follow.

Operational Excellence

We own and operate a portfolio of apartment communities, diversified by both geography and price point. As of December 31, 2019, our portfolio included 124 apartment communities with 32,839 apartment homes in which we held an average ownership of approximately 99%, and approximately 80% of the value of our portfolio, measured by gross asset value (the estimated fair value of our communities), was attributable to Same Store communities.

Our property operations team produced solid results for our portfolio for the year ended December 31, 2019. Same Store highlights include:

•	Average daily occupancy of 97.1%, 60 basis points higher than the year ended 2018;
•	Net operating income increased 4.3% with a 73.7% net operating income margin, 40 basis points higher than the margin for the year ended 2018; and
•	Rent increases on renewals and new leases averaged 4.9% and 1.9%, respectively, for a weighted-average increase of 3.4%, 40 basis points higher than the year ended 2018.

Our focus on efficient operations through productivity initiatives such as centralization of administrative tasks, optimization of economies of scale at the corporate level, increased automation, and investment in more durable, longer-lived materials has helped us control operating expenses. These and other innovations contributed to limiting growth in Same Store controllable operating expense, defined as property expenses less taxes, insurance, and utility expenses, compounding for the past 12 years at an annual rate of negative 0.2%. Our 2019 controllable operating expenses were flat compared to 2018.

Redevelopment and Development

Our second line of business is the redevelopment and some development of apartment communities. Through redevelopment activities, we expect to create value by repositioning communities within our portfolio. We undertake ground-up development when warranted by risk-adjusted investment returns, either directly or in connection with the redevelopment of an existing community. When warranted, we rely on the expertise and credit of a third-party developer familiar with the local market to limit our exposure to construction risk. Over the past five years, we have spent approximately $1.0 billion on redevelopment and development, targeting FCF internal rates of return of approximately 9% to 11% on these investments.

We invest to earn risk-adjusted returns in excess of those expected from the apartment communities sold in paired trades to fund the redevelopment or development. Of these two activities, we generally favor redevelopment because it permits adjustment to the scope and timing of spending to align with changing market conditions and customer preferences.

During the year ended December 31, 2019, we invested $229.8 million in redevelopment and development, an increase of approximately 30% compared to 2018. We continued redevelopment activities at Bay Parc and the ground-up construction at Parc Mosaic and The Fremont on the Anschutz Medical Campus. We also began the redevelopment of the North Tower at Flamingo Point and 707 Leahy, and ground-up construction at Eldridge Townhomes adjacent to our Elm Creek apartment community.

The following table summarizes our significant redevelopment and development communities (dollars in millions):

	Location	Apartment Homes Approved for Redevelopment	Apartment Homes Completed	Percentage of Completed Homes Leased	Estimated Net Redevelopment Investment	Expected Initial Occupancy
Short-cycle redevelopments:
Bay Parc	Miami, FL	105	60	97%	$28.3	N/A
Long-cycle redevelopments:
707 Leahy (1)	Redwood City, CA	110	—	—%	23.7	1Q 2020
Eldridge (formerly Elm Creek) Townhomes	Elmhurst, IL	58	—	—%	35.1	2Q 2020
Flamingo Point (2)	Miami Beach, FL	886	—	—%	280.0	3Q 2021
The Fremont	Denver, CO (MSA)	253	—	—%	87.0	3Q 2020
Parc Mosaic (3)	Boulder, CO	226	185	59%	123.4	3Q 2019
Total		1,638	245		$577.5
(1)

At 707 Leahy, we completed construction on the first building, containing 12 apartment homes, in January. Construction on the remaining homes is on schedule to be complete during the three months ending June 30, 2020.

(2)	At Flamingo Point, we completed construction on the entryway, retail, and amenities during the three months ended December 31, 2019, and continued the full renovation of the North Tower.
(3)

At Parc Mosaic, we completed three buildings in 2019, the first in August, the second in October, and the third in late December. As of December 31, 2019, the first two buildings were 81% leased and in January, we welcomed the first residents of the third building. The fourth, and final, building was delayed slightly and is now expected to be finished during the three months ending March 31, 2020. Notwithstanding this delay, we expect to achieve stabilized occupancy during the three months ending December 31, 2020, consistent with prior projections.

As of December 31, 2019, our total estimated net investment at redevelopment and development communities is $577.5 million, with a projected weighted-average net operating income yield on these investments of 5.3%, assuming untrended rents. As of December 31, 2019, $309.2 million of this total has been funded. The remaining estimated net investment of $268.3 million on these communities is expected to be funded in 2020 and future years, on a leverage-neutral basis, with proceeds from sales of apartment communities with lower forecasted FCF internal rates of return.

When possible, we prefer redevelopments that can be completed one apartment home at a time, when that home is vacated and available for renovation, or one floor at a time, thereby limiting the number of down homes and lease-up risk. We currently have six short-cycle projects, including Bay Parc, ongoing in our portfolio. During the year ended December 31, 2019, we completed 150 apartment homes, with another 21 homes under construction as of December 31, 2019.

During the year ended December 31, 2019, we leased 251 redeveloped or newly developed apartment homes. As of December 31, 2019, our exposure to lease-up at active redevelopment and developments was 866 apartment homes, or less than 3% of our homes.

Please refer to the Redevelopment and Development subsection to the Liquidity and Capital Resources section for additional information regarding our redevelopment and development investment during the year ended December 31, 2019.

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

The following table summarizes information about our portfolio relative to the market for the three months ended December 31, 2019:

Average revenue per Aimco apartment home (1)	$2,272
Portfolio average rents as a percentage of local market average rents	113%
Percentage A (4Q 2019 average revenue per Aimco apartment home $2,943)	54%
Percentage B (4Q 2019 average revenue per Aimco apartment home $2,006)	29%
Percentage C+ (4Q 2019 average revenue per Aimco apartment home $1,782)	17%
(1)	Represents average monthly rental and other property revenues (excluding resident reimbursement of utility cost) divided by the number of occupied apartment homes as of the end of the period.

Our average revenue per apartment home was $2,272 for the three months ended December 31, 2019, representing an increase of 7% compared to the same period in 2018, and a 7.2% compounded annual growth rate over the past five years. This increase is due to growth in Same Store revenue as well as our acquisition activities, lease-up of redevelopment and acquisition communities, and the sale of communities with average monthly revenues per apartment home lower than those of the retained portfolio.

During the year ended December 31, 2019, we reallocated capital from slower-growth markets such as Chicago and reinvested the proceeds in higher-growth markets such as Miami, Denver, and Boston.

As part of our portfolio strategy, we seek to sell up to 10% of our portfolio annually and to reinvest the proceeds from such sales in accretive uses such as capital enhancements, redevelopments, some developments, and selective acquisitions with projected FCF internal rates of return higher than expected from the communities being sold. Through this disciplined approach to capital recycling, we increase the quality and expected growth rate of our portfolio.

As we execute our portfolio strategy, we expect to increase average revenue per Aimco apartment home at a rate greater than market rent growth, increase FCF margins, and maintain sufficient geographic and price point diversification to limit volatility and concentration risk.

Acquisitions

We follow a disciplined paired trade policy in making investments. We evaluate potential acquisitions seeking FCF internal rates of returns higher than those of the communities being sold. We prefer well-located real estate where land is a significant percentage of total value and provides potential upside from development or redevelopment.

During the year ended December 31, 2019, we acquired three properties: One Ardmore in Ardmore, Pennsylvania; Prism (50 Rogers), a community under construction in Cambridge, Massachusetts; and 1001 Brickell Bay Drive in Miami, Florida. Together, these acquisitions have an expected weighted-average FCF internal rate of return of 9%, approximately 300 basis points better than expected from the properties being sold, or to be sold, in paired trades to fund the acquisitions.

Mezzanine Investment

On November 26, 2019, we made a five-year, $275.0 million mezzanine loan at a 10% annual rate to the partnership owning Parkmerced Apartments. The loan is secured by a second-priority deed of trust. We simultaneously received a ten-year option to acquire a 30% interest in the partnership at an exercise price of $1.0 million, increased by 30% of future capital spending to progress development and redevelopment of Parkmerced Apartments.

Parkmerced Apartments is a 152-acre site in the southwest corner of San Francisco, currently improved with 3,221 apartment homes completed shortly before and after World War II. These apartment homes are subject to City of San Francisco rent control. The development of the site is governed by a development agreement that allows for 8,900 total residential units, with the new units exempt from City of San Francisco rent control. The partnership, which is the borrower and in which we have the option to acquire 30% ownership, owns 3,165 of the existing rent-controlled apartment homes, which excludes apartment homes transferred as part of an earlier phase of development to which we are not a party, as well as the vested right to develop 4,093 of the new market-rate homes.

The mezzanine loan provides us with current income with minimal expected downside risk. The option is expected to provide us with an opportunity to participate in substantial value creation from the vested development rights.

Dispositions

During the year ended December 31, 2019, we sold 12 apartment communities, generating net proceeds of $619.4 million used to fund acquisitions, redevelopment, development, the repurchase of Aimco shares in the fourth quarter of 2018, and other capital investments. We delayed approximately $300 million of planned fourth quarter 2019 and January 2020 sales. While this delay temporarily increased leverage, we expect a better execution as the transaction market remains deep, liquid, and attractively priced.

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

Our leverage includes our share of long-term, non-recourse property debt encumbering apartment communities, outstanding borrowings on the revolving credit facility, outstanding preferred equity and redeemable noncontrolling interests in a consolidated real estate partnership. Please refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

Our target leverage ratios are Proportionate Debt and Preferred Equity to Adjusted EBITDAre below 7.0x and Adjusted EBITDAre to Adjusted Interest Expense and Preferred Dividends greater than 2.5x. Our leverage ratios for the three months ended December 31, 2019, are presented below:

Proportionate Debt to Adjusted EBITDAre	7.4x
Proportionate Debt and Preferred Equity to Adjusted EBITDAre	7.6x
Adjusted EBITDAre to Adjusted Interest Expense	3.7x
Adjusted EBITDAre to Adjusted Interest Expense and Preferred Dividends	3.5x

We calculate Adjusted EBITDAre and Adjusted Interest Expense used in our leverage ratios based on the most recent three month amounts, annualized. The sales delay mentioned above increased Proportionate Debt to Adjusted EBITDAre and Proportionate Debt and Preferred Equity to Adjusted EBITDAre by 0.3x as of December 31, 2019. We expect a gradual decline in leverage to EBITDAre ratios throughout 2020, reaching approximately 6.4x and 6.5x, respectively, at year end. In future years, we expect earnings growth from completed redevelopments will increase EBITDAre and further reduce our leverage ratios.

Please refer to the Leverage Ratios subsection of the Non-GAAP Measures section for further information about the calculation of our leverage ratios.

Refinancing Activity

During the year ended December 31, 2019, we financed $772.6 million of new non-recourse, fixed-rate property debt. These loans have a weighted-average interest rate of 3.32%, a weighted-average term to maturity of 11.4 years, and contributed an approximately 29 basis point decrease in our annual cost of leverage compared to 2018.

Liquidity

Our liquidity consists of cash balances and available capacity on our revolving credit facility. As of December 31, 2019, we had cash and restricted cash of $177.7 million and had the capacity to borrow up to $517.8 million on our revolving credit facility, after consideration of $7.2 million letters of credit backed by the facility. We use our credit facility primarily for working capital and other short-term purposes and to secure letters of credit.

We manage our financial flexibility by maintaining an investment grade rating and holding apartment communities that are unencumbered by property debt. As of December 31, 2019, we held unencumbered apartment communities with an estimated fair market value of approximately $2.4 billion.

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

Equity Capital Activities

On February 3, 2019, Aimco’s Board of Directors declared a special dividend on the common stock that consisted of $67.1 million in cash and 4.5 million shares of Common Stock. The special dividend also included the regular quarterly cash dividend of $0.39 per share. Simultaneously, Aimco’s Board of Directors authorized a reverse stock split, effective on February 20, 2019, in which every 1.03119 Aimco common share was combined into one Aimco common share, which was effective at the close of business on February 20, 2019. Taken together, the total number of shares outstanding after the stock dividend and reverse split was unchanged from the number of shares outstanding immediately prior to the two actions. Please refer to Notes 7 and 8 to the consolidated financial statements in Item 8 for further information regarding these transactions and the corresponding impact to the Aimco Operating Partnership’s common unitholders.

On January 28, 2020, our Board of Directors declared a quarterly cash dividend of $0.41 per share of Common Stock, representing an increase of 5% compared to the regular quarterly dividends paid in 2019. This amount is payable on February 28, 2020, to stockholders of record on February 14, 2020.

Team and Culture

Our team and culture are keys to our success. Our intentional focus on a collaborative and productive culture based on respect for others and personal responsibility is reinforced by a preference for promotion from within. We focus on succession planning and talent development to produce a strong, stable team that is the enduring foundation of our success. We offer benefits reinforcing our value of caring for each other, including paid time for parental leave, paid time annually to volunteer in local communities, college scholarships for the children of team members, an emergency fund to help team members in crisis, financial support for our team members who are becoming United States citizens, and a bonus structure at all levels of the organization. We also pay full compensation and benefits for team members who are actively deployed by the United States military. Out of hundreds of participating companies in 2019, Aimco was one of only seven recognized as a “Top Workplace” in Colorado for each of the past seven years. Aimco was also recognized as a Top Workplace in the Bay Area in 2019. Also in 2019, Aimco was the only real estate company to receive a BEST award from the Association for Talent Development in recognition of our company-wide success in talent development, marking our second consecutive year receiving this award.

Results of Operations

Because our operating results depend primarily on income from our apartment communities, the supply of and demand for apartments influences our operating results. Additionally, the level of expenses required to operate and maintain our apartment communities and the pace and price at which we redevelop, acquire, and dispose of our apartment communities affect our operating results.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying consolidated financial statements in Item 8.

Year Ended December 31, 2019, Compared to December 31, 2018

Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership decreased by $192.1 million and $200.5 million, respectively, for the year ended December 31, 2019 compared to 2018, as described more fully below.

Property Operations

We have four segments: Same Store, Redevelopment and Development, Acquisition, and Other Real Estate. Our Same Store segment includes communities that have reached a stabilized level of operations as of the beginning of a two-year comparable period and maintained it throughout the current and comparable prior year, and are not expected to be sold within 12 months. Our Redevelopment and Development segment includes communities that are currently under construction that have not achieved a stabilized level of operations, and those that have been completed in recent years that have not achieved and maintained stabilized operations for both the current and comparable prior year. Our Acquisition segment includes those communities that we have acquired since the beginning of a two-year comparable period. Our Other Real Estate segment primarily includes apartment communities that are subject to limitations on rent increases, apartment communities that we expect to sell within 12 months but do not yet meet the criteria to be classified as held for sale, certain retail spaces, and 1001 Brickell Bay Drive.

As of December 31, 2019, our Same Store segment included 91 apartment communities with 26,649 apartment homes.

From December 31, 2018 to December 31, 2019, on a net basis, our Same Store segment decreased by two apartment communities and increased by 744 apartment homes. These changes consisted of:

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

•

the addition of one apartment community with 246 apartment homes, previously classified in the Other Real Estate segment, which maintained stabilized operations for the entirety of the periods presented following a casualty event;

•

the addition of one apartment community with 72 apartment homes that we separated into a newly branded stand-alone community from an existing community that was previously classified in the Redevelopment and Development segment, resulting in an increase of one community with no change in the total number of apartment homes;

•	the reduction of two apartment communities with 153 apartment homes for which we commenced redevelopment during the period and were reclassified to the Redevelopment and Development segment;
•	the reduction of one apartment community with 78 apartment homes that we expect to sell within 12 months that is now classified in the Other Real Estate segment; and
•	the reduction of 10 apartment communities with 2,814 apartment homes that were sold as of December 31, 2019.

As of December 31, 2019: our Redevelopment and Development segment included seven apartment communities with 3,143 apartment homes; our Acquisition segment included seven apartment communities with 1,590 apartment homes; and our Other Real Estate segment included 15 apartment communities with 1,315 apartment homes and one office building.

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

We do not include offsite costs associated with property management, casualty losses, or the results of apartment communities sold or held for sale, reported in consolidated amounts, in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below.

Please refer to Note 13 to the consolidated financial statements in Item 8 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues attributable to real estate and property operating expenses attributable to real estate.

Proportionate Property Net Operating Income

The results of our segments for the years ended December 31, 2019 and 2018, as presented below, are based on the apartment community classifications as of December 31, 2019.

	Year Ended December 31,
(in thousands)	2019	2018	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Same Store	$691,379	$665,835	$25,544	3.8%
Redevelopment and Development	75,522	76,687	(1,165)	(1.5%)
Acquisition	42,038	27,923	14,115	50.5%
Other Real Estate	45,105	37,647	7,458	19.8%
Total	854,044	808,092	45,952	5.7%
Property operating expenses, net of utility reimbursements:
Same Store	181,802	177,466	4,336	2.4%
Redevelopment and Development	27,919	27,836	83	0.3%
Acquisition	11,715	7,689	4,026	52.4%
Other Real Estate	17,717	14,910	2,807	18.8%
Total	239,153	227,901	11,252	4.9%
Proportionate property net operating income:
Same Store	509,577	488,369	21,208	4.3%
Redevelopment and Development	47,603	48,851	(1,248)	(2.6%)
Acquisition	30,323	20,234	10,089	49.9%
Other Real Estate	27,388	22,737	4,651	20.5%
Total	$614,891	$580,191	$34,700	6.0%

For the year ended December 31, 2019, compared to 2018, our Same Store proportionate property net operating income increased by $21.2 million, or 4.3%. This increase was attributable primarily to a $25.5 million, or 3.8%, increase in rental and other property revenues due to higher average revenues of $69 per apartment home comprised of increases in rental rates and a 60 basis point increase in average daily occupancy. Renewal rents increased by 4.9% and new lease rents increased by 1.9%, resulting in a weighted-average increase of 3.4%. The increase in Same Store rental and other property revenues was offset partially by a $4.3 million, or 2.4%, increase in property operating expenses due primarily to higher real estate taxes. Controllable operating expenses, which exclude utility costs, real estate taxes, and insurance, were flat for the year ended December 31, 2019, compared to 2018.

Redevelopment and Development proportionate property net operating income decreased by $1.2 million, or 2.6%, for the year ended December 31, 2019, compared to 2018. This decrease was attributable primarily to de-leasing at Flamingo Point and 707 Leahy in preparation for redevelopment, offset partially by increased occupancy driven by the lease-up of Park Towne Place.

Acquisition proportionate property net operating income increased by $10.1 million, or 49.9%, for the year ended December 31, 2019, compared to 2018. This increase was attributable primarily to the 2019 acquisition of One Ardmore and a full period of operating activity at the four Philadelphia communities acquired in 2018, compared to eight months of operations during the year ended December 31, 2018.

Other Real Estate proportionate property net operating income increased by $4.7 million, or 20.5%, for the year ended December 31, 2019, compared to 2018 due primarily to the acquisition of 1001 Brickell Bay Drive in 2019.

Year Ended December 31, 2018, Compared to December 31, 2017

Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership increased by $350.5 million and $370.4 million, respectively, for the year ended December 31, 2018, as compared to 2017, as described more fully below.

Proportionate Property Net Operating Income

As of December 31, 2018, excluding apartment communities sold during 2019: our Same Store segment consisted of 83 Same Store apartment communities with 23,091 apartment homes; our Redevelopment and Development segment included 13 apartment communities with 6,294 apartment homes; our Acquisition segment included seven apartment communities with 1,943 apartment homes; and our Other Real Estate segment included 15 apartment communities with 1,483 apartment homes.

The results of our segments for the years ended December 31, 2018 and 2017, as presented below, are based on the apartment community classifications as of December 31, 2018, and exclude amounts related to apartment communities sold during 2019. Based on the nature of our apartment community classifications, there is no comparison of the years ended December 31, 2018 and 2017. The results of operations for these communities are reflected in the table below.

	Year Ended December 31,
(in thousands)	2018	2017	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Same Store	$534,389	$517,429	$16,960	3.3%
Redevelopment and Development	182,662	160,045	22,617	14.1%
Acquisition	48,474	17,475	30,999	177.4%
Other Real Estate	42,567	41,226	1,341	3.3%
Total	808,092	736,175	71,917	9.8%
Property operating expenses, net of utility reimbursements:
Same Store	138,187	133,517	4,670	3.5%
Redevelopment and Development	60,277	56,475	3,802	6.7%
Acquisition	14,031	7,040	6,991	99.3%
Other Real Estate	15,406	14,727	679	4.6%
Total	227,901	211,759	16,142	7.6%
Proportionate property net operating income:
Same Store	396,202	383,912	12,290	3.2%
Redevelopment and Development	122,385	103,570	18,815	18.2%
Acquisition	34,443	10,435	24,008	230.1%
Other Real Estate	27,161	26,499	662	2.5%
Total	$580,191	$524,416	$55,775	10.6%

For the year ended December 31, 2018, compared to 2017, Same Store proportionate property net operating income increased by $12.3 million, or 3.2%. This increase was attributable primarily to a $17.0 million, or 3.3%, increase in rental and other property revenues due to higher average revenues of $53 per apartment home comprised of increases in rental rates and a 60 basis point increase in average daily occupancy. Renewal rents increased by 4.9% and new lease rents increased by 1.9%, resulting in a weighted-average increase of 3.4%. The increase in Same Store and other property revenues was offset partially by a $4.7 million, or 3.5%, increase in property operating expenses due primarily to increases in real estate taxes and repairs and maintenance costs. During the year ended December 31, 2018, compared to 2017, controllable operating expenses increased by $1.0 million, or 1.5%.

Redevelopment and Development proportionate property net operating income increased by $18.8 million, or 18.2%, for the year ended December 31, 2018, compared to 2017 due to leasing activities at communities, offset partially by decreases due to apartment homes taken out of service for redevelopment.

Acquisition proportionate property net operating income increased by $24.0 million, or 230.1%, for the year ended December 31, 2018, compared to 2017 due to the 2018 acquisitions of Bent Tree Apartments, Avery Row, and four apartment communities in Philadelphia.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include offsite costs associated with property management, casualty losses, and the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance.

For the years ended December 31, 2019, 2018, and 2017, casualty losses totaled $9.0 million, $4.0 million, and $8.2 million, respectively. Casualty losses during the year ended December 31, 2019, included one major claim due to storm-related flooding at our One Canal apartment community and several other claims due to fire damage. Casualty losses for the year ended December 31, 2018, included several claims due primarily to storm and fire damage, offset partially by recovery from insurance carriers for insured losses in excess of policy limits. Casualty losses were elevated during the year ended December 31, 2017, due primarily to hurricane damage.

For the years ended December 31, 2019, 2018, and 2017, apartment communities that were sold or classified as held for sale generated net operating income of $16.6 million, $54.6 million, and $91.1 million, respectively.

Asset Management Results

For the year ended December 31, 2019, there was no net operating income attributable to the Asset Management business, which we sold in July 2018.

For the years ended December 31, 2018 and 2017, net operating income attributable to the Asset Management business was $28.9 million and $51.8 million, respectively.

Depreciation and Amortization

For the year ended December 31, 2019, compared to 2018 and the year ended December 31, 2018, compared to 2017, depreciation and amortization expense increased by $2.4 million and $11.6 million, respectively, due primarily to apartment communities acquired in 2019 and 2018 and renovated apartment homes placed in service after their completion. This increase was offset partially by decreases in depreciation associated with apartment communities sold and with communities owned by partnerships served by our Asset Management business, which we sold in 2018.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2019, were relatively flat compared to the year ended December 31, 2018.

For the year ended December 31, 2018, compared to 2017, general and administrative expenses increased $2.6 million, due primarily to higher variable incentive compensation cost.

Other Expenses, Net

Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses, and certain non-recurring items.

For the year ended December 31, 2019, compared to 2018, other expenses, net, increased by $15.3 million, related primarily to the resolution of our litigation against Airbnb in 2018 and an increase in rent expense associated with our ground leases.

For the year ended December 31, 2018, compared to 2017, other expenses, net, decreased by $7.4 million, due primarily to the resolution of our litigation against Airbnb and settlement of litigation related to the challenge to the title of the La Jolla Cove property, which we acquired in 2014.

Provision for Real Estate Impairment Loss

We recognized no provisions for impairment losses during the years ended December 31, 2019 or 2018.

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

Interest Income

Interest income for the year ended December 31, 2019, was relatively flat compared to the year ended December 31, 2018.

For the year ended December 31, 2018, compared to 2017, interest income increased $2.6 million, due primarily to interest earned on the seller financing notes received as consideration in the sale of the La Jolla Cove property.

Interest Expense

For the year ended December 31, 2019, compared to 2018, interest expense, which includes the amortization of debt issuance costs, decreased by $31.8 million due primarily to lower interest on property-level debt following refinancing and debt payoff activity, including the 2018 repayment of our term loan, a decrease in property-level debt attributable to sold communities and an increase in capitalized interest attributable to redevelopment and development communities. This decrease was offset partially by interest on property-level debt assumed in connection with our acquisitions and a $9.9 million decrease in prepayment penalties.

For the year ended December 31, 2018, compared to 2017, interest expense increased by $6.0 million. The increase was due primarily to debt prepayment penalties of $14.9 million incurred in connection with 2018 refinancing of property-level debt that was scheduled to mature in 2019, 2020, and 2021, offset partially by a decrease in mortgage interest expense for communities sold and the sale of the Asset Management business in July 2018, and lower corporate-level interest.

Gain on Dispositions of Real Estate and the Asset Management Business

The table below summarizes dispositions of apartment communities from our portfolio during the years ended December 31, 2019, 2018, and 2017 (dollars in millions):

	Year Ended December 31,
	2019	2018 (1)	2017
Number of apartment communities sold	12	4	5
Gross proceeds	$696.2	$242.3	$397.0
Net proceeds (2)	$619.4	$235.7	$385.3
Gain on dispositions	$503.2	$175.2	$297.9
(1)	During the year ended December 31, 2018, we sold for $590 million our Asset Management business and our four Hunters Point communities, which are excluded from the table above.
(2)	Net proceeds are after repayment of debt, if any, net working capital settlements, payment of transaction costs, and debt prepayment penalties, if applicable.

The apartment communities sold from our portfolio during 2019, 2018, and 2017 were primarily located outside of our primary markets or in lower-rated locations within our primary markets and had average revenues per apartment home significantly below those of our retained portfolio.

Income from Unconsolidated Real Estate Partnerships

Income from unconsolidated real estate partnerships for the year ended December 31, 2019, was relatively flat compared to the year ended December 31, 2018.

For the year ended December 31, 2018, compared to 2017, income from unconsolidated real estate partnerships decreased by $7.6 million, due primarily to the derecognition of the final NAPICO property in 2017, which resulted in a gain.

Income Tax Benefit

Certain of our operations, including property management and risk management, are conducted through taxable REIT subsidiaries, or TRS entities. Additionally, some of our apartment communities and 1001 Brickell Bay Drive are owned through TRS entities.

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

For the year ended December 31, 2019, compared to 2018, income tax benefit decreased $9.9 million. The decrease is due primarily to lower tax benefit recognized in connection with the intercompany transfer of assets and release of a valuation allowance in 2018 related to sale of our Asset Management business, as well as lower tax benefit from historic tax credits. This decrease is offset partially by a lower tax provision on gains on dispositions.

For the year ended December 31, 2018, compared to 2017, income tax benefit decreased by $17.8 million. The decrease is due primarily to the reversal of a $19.3 million net tax benefit we recognized as a result of the December 2017 tax reform legislation in 2017 and higher tax expense related to gains on sale of real estate for communities held through TRS entities.

Non-GAAP Measures

Various key financial indicators we use in managing our business and in evaluating our financial condition and operating performance are non-GAAP measures. Key non-GAAP measures we use are defined and described below, and for those non-GAAP measures used or disclosed within this annual report, we provide reconciliations of the non-GAAP measures to the most comparable financial measure computed in accordance with GAAP.

Free Cash Flow, as calculated for our retained portfolio, represents an apartment community’s property net operating income, less spending for Capital Replacements, which represents our estimation of the capital additions made to replace capital assets consumed during our ownership period (further discussed under the Nareit Funds From Operations, Pro forma Funds From Operations, and Adjusted Funds From Operations heading). FCF margin as calculated for apartment communities sold represents the sold apartment community’s net operating income less $1,200 per apartment home of assumed annual capital replacement spending, as a percentage of the apartment community’s rental and other property revenues. Capital replacement spending represents a measure of capital asset usage during the period; therefore, we believe that FCF is useful to investors as a supplemental measure of apartment community performance because it takes into consideration costs incurred during the period to replace capital assets that have been consumed during our ownership.

Economic Income

Economic Income represents stockholder value creation as measured by the change in estimated NAV per share plus cash dividends per share. We believe Economic Income is important to investors as it represents a measure of the total return we have earned for our stockholders. NAV, as used in our calculation of Economic Income, is a non-GAAP measure and represents the estimated fair value of assets net of liabilities attributable to Aimco’s common stockholders and the Aimco Operating Partnership’s common unitholders on a diluted basis. We believe NAV is considered useful by some investors in real estate companies because the value of company assets can be readily estimated, even for non-earning assets such as land or properties under development. NAV has the advantage of incorporating the investment decisions of thousands of real estate investors. We believe it enhances comparability among companies that have differences in their accounting. Although, NAV is not identical to liquidation value in that some costs and benefits are disregarded, it is often considered a floor with upside for value ascribed to the operating platform. NAV also provides an objective basis for the perceived quality and predictability of future cash flows as well as their expected growth as these are factors considered by real estate investors.

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

We report NAV on a semiannual basis, as of the end of the first and third quarters. Economic Income for 2019 was calculated using the change in NAV per share between September 30, 2018 and 2019. NAV will fluctuate over time. This NAV information should not be relied upon as representative of the amount a stockholder could expect to receive in a liquidation event, now or in the future. Certain assets are excluded as are certain liabilities, such as taxes and transaction costs associated with a liquidation. In addition, NAV is based on management’s subjective judgments, assumptions and opinions as of the date of determination. We assume no obligation to revise or update NAV to reflect subsequent or future events or circumstances. Our NAV estimate is subject to a variety of risks and uncertainties, many of which are beyond our control, including, without limitation, those described in Item 1A. Risk Factors.

Economic Income does not represent the change in stockholder’s equity in accordance with GAAP. Additionally, NAV does not represent stockholder’s equity in accordance with GAAP and should not be considered an alternative to Aimco’s total equity, which we believe is the most directly comparable GAAP measure. A reconciliation of NAV to Aimco’s total equity, as of September 30, 2019, is provided below (in millions, except per share data):

Total equity	$1,786
Fair value adjustment for portfolio
Consolidated real estate, at depreciated cost	(6,051)
Fair value of real estate (1)
Stabilized portfolio fair value (2)	11,592
Non-stabilized portfolio fair value (3)	1,706
Fair value adjustment for non-recourse property debt
Non-recourse property debt, net	4,255
Fair value of non-recourse property debt (4)	(4,329)
Adjustments to present other tangible assets, liabilities and preferred equity at fair value (5)	91
Estimated NAV	$9,050
Total shares, units and dilutive share equivalents (6)	157
Estimated NAV per weighted-average common share and unit – diluted	$58

(1)

We compute NAV by estimating the value of our communities, using methods we believe are appropriate based on the characteristics of the communities. For purposes of estimating NAV, real estate at fair value disclosed above includes wholly owned apartment communities and 1001 Brickell Bay Drive, plus our proportionate share of communities held by non-wholly owned entities (both consolidated and unconsolidated). A reconciliation of our consolidated apartment communities to those communities included in total real estate at fair value in the table above is as follows:

Consolidated apartment communities as of September 30, 2019	128
Plus: Unconsolidated apartment communities	4
Apartment communities in total real estate at fair value for NAV	132

For valuation purposes at September 30, 2019, we segregated these 132 properties into the following categories: stabilized portfolio and non-stabilized portfolio.

(2)

As of September 30, 2019, our stabilized portfolio includes 121 communities that had reached stabilized operations and were not expected to be sold within 12 months. We value this portfolio using a direct capitalization rate method based on the annualized proportionate property net operating income, for the three months ended September 30, 2019, less a 2% management fee. Market property management fees range between 2.0% and 3.0% with larger, higher quality portfolios at the lower end of that range. The weighted-average estimated capitalization rate as applied to the annualized proportionate property net operating income was 4.9%, which we calculate on a property-by-property basis, based primarily on information published by a third party. Community characteristics that we use to determine comparable market capitalization rates include: the market in which the community is located; infill or suburban location within the market; property quality grade; and whether the community is stabilized or value-add. We used this valuation method for approximately 87% of real estate fair value at September 30, 2019.

(3)

The non-stabilized portfolio includes three communities under development and four communities under redevelopment as of September 30, 2019. We valued these communities by discounting projected future cash flows. Key assumptions used to estimate the value of these communities include: revenues, which are based on in-place rents, projected submarket rent growth to community stabilization based on projections published by third parties and adjusted for the impacts of redevelopment; expenses, which are based on estimated operating costs adjusted for inflation and a management fee equal to 2% of projected revenue; estimated remaining costs to complete construction; and a terminal value based on current market capitalization rates plus five basis points per year from September 30, 2019, to community stabilization. Discount rates applied to estimated future cash flows of these communities ranged between 5.10% and 6.30%, depending on construction and lease-up progress as of September 30, 2019. We used this valuation method for approximately 11% of the real estate fair value at September 30, 2019. The non-stabilized portfolio also included three recently acquired apartment communities, 1001 Brickell Bay Drive, and certain land investments valued at our cost plus incremental investment subsequent to acquisition. We used this valuation method for approximately 2% of real estate fair value at September 30, 2019. Our calculation of NAV does not include such future values as air rights, the potential for increased density, nor the potential for completion of future phases of redevelopments.

(4)

We calculate the fair value of indebtedness related to real estate as the carrying value of our non-recourse property debt adjusted for the mark-to-market asset on our fixed-rate property debt as of September 30, 2019, plus the outstanding balance on the revolving credit facility, which approximates its fair value as of September 30, 2019. The fair value of debt takes into account the duration of the existing property debt, as well as the quality of property pledged as its security, its loan to value ratio, and debt service coverage. For purposes of estimating NAV, the fair value of debt includes our proportionate share of debt related to non-wholly owned entities (both consolidated and unconsolidated).

(5)

Other tangible assets consist of cash, restricted cash, accounts receivable, and other assets for which we reasonably expect to receive cash through the normal course of operations or another future event. Other tangible liabilities consist of accounts payable, accrued liabilities, and other tangible liabilities we reasonably expect to settle in cash through the normal course of operations or another future event. Other tangible assets and liabilities were generally valued at their carrying amounts and reduced by the noncontrolling interests’ portion of these amounts and exclude intangible assets and liabilities reflected on our consolidated balance sheet. For purposes of this NAV calculation, we have assigned no realizable value to right of use assets, goodwill, or other intangible assets. We also exclude deferred income and right of use related lease liabilities from the NAV calculation. We exclude from this NAV calculation deferred income, which includes below market lease liabilities, recognized in accordance with GAAP in connection with the purchase of the related apartment communities, and cash received in prior periods and required to be deferred under GAAP. We also adjust other tangible liabilities to reflect removal of the deferred tax liability associated with 1001 Brickell Bay Drive, which is not expected to be paid during our ownership of the property. We include the value of our deferred tax asset, as the value of the asset is expected to be realized in the normal course of business.

(6)

Total shares, units, and dilutive share equivalents represents Common Stock, OP Units, participating unvested restricted shares, and the dilutive effect of common stock equivalents outstanding as of September 30, 2019.

Nareit Funds From Operations, Pro forma Funds From Operations, and Adjusted Funds From Operations

Nareit FFO is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers, or other personal property. Nareit defines FFO as net income computed in accordance with GAAP, excluding: depreciation and amortization related to real estate; gains and losses from sales and impairment of depreciable assets and land used in our primary business; and income taxes directly associated with a gain or loss on the sale of real estate, and including our share of the FFO of unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine Nareit

FFO. We calculate Nareit FFO attributable to Aimco common stockholders (diluted) by subtracting dividends on preferred stock and amounts allocated from Nareit FFO to participating securities.

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

•

Straight-line rent: in 2018, we assumed a 99-year ground lease with scheduled rent increases. Due to the terms of the lease, GAAP rent expense will exceed cash rent payments until 2076. We include the cash rent payments for this ground lease in Pro forma FFO but exclude the incremental straight-line non-cash rent expense. We include the rent expense for this lease in other expenses, net, in our consolidated statements of operations.

•

Preferred equity redemption-related amounts: on May 16, 2019, we redeemed our Class A Perpetual Preferred Stock. We excluded the redemption-related costs from Pro forma FFO because we believe these costs are not representative of operating performance.

•

Casualty losses: in 2019, we incurred casualty losses due to storm-related flooding in downtown Boston that caused damage to our One Canal apartment community. We excluded these costs from Pro forma FFO because of the unusual nature of the weather event that caused the loss.

•

Severance and restructuring costs: in 2019, we incurred severance and restructuring costs in connection with the closure and relocation of administrative functions from our Greenville and Indianapolis offices to our Denver office. We excluded such costs from Pro forma FFO because we believe these costs are not representative of operating performance.

In computing 2018 Pro forma FFO, we made the following adjustments to Nareit FFO:

•

Prepayment penalties: in 2018, we addressed approximately half of our property loans maturing in 2019, 2020, and 2021. In connection with this activity, we incurred debt extinguishment costs, which we have excluded from Pro forma FFO because we believe these costs are not representative of operating performance.

•

Severance and restructuring costs: in connection with the sale of our Asset Management business in 2018, we incurred severance and restructuring costs. We excluded such costs from Pro forma FFO because we believe these costs are not representative of operating performance.

•

Litigation: during 2018, we were engaged in litigation with Airbnb, which was resolved in December 2018. Due to the unpredictable nature of these proceedings, we excluded from Pro Forma FFO related amounts recognized, net of income tax effect. We include these costs in other expenses, net, in our consolidated statements of operations.

•

Tax benefit due to valuation allowance release: due to the sale of the Asset Management business in 2018, we determined that a valuation allowance was no longer necessary. We excluded the effect of the establishment of the valuation allowance from Pro forma FFO and, as such, excluded the benefit from its release.

•

Change in lease accounting: effective January 1, 2019, we adopted accounting guidance that changed how we recognize costs incurred to obtain resident leases. For comparability of Pro forma FFO between periods, we have recast 2018 as if the new standard was effective as of January 1, 2018. AFFO is unchanged by the new standard.

•

Tax provision related to tax reform legislation: in connection with the Tax Cuts and Jobs Act signed into law in December 2017, we recognized income tax benefit in 2017 and adjusted the estimated impact of tax reform upon the conclusion of our analysis of the effects during 2018. We excluded such amounts from Pro forma FFO as we believe these costs are not representative of operating performance.

AFFO represents Pro forma FFO reduced by Capital Replacements, which represent our estimation of the actual capital additions made to replace capital assets consumed during our ownership period. When we make capital additions at an apartment community, we evaluate whether the additions extend the useful life of an asset as compared to its condition at the time we purchased the apartment community. We classify as Capital Improvements those capital additions that meet this criterion, and we classify as Capital Replacements those that do not. AFFO is a key financial indicator we use to evaluate our short-term operational performance and is one of the factors that we use to determine the amounts of our dividend payments.

Nareit FFO, Pro forma FFO, and AFFO should not be considered alternatives to net income determined in accordance with GAAP, as indications of our performance. Although we use these non-GAAP measures for comparability in assessing our performance compared to other REITs, not all REITs compute these same measures and those who do may not compute them in the same manner. Additionally, computation of AFFO is subject to our definition of Capital Replacement spending. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs.

For the years ended December 31, 2019 and 2018, Aimco’s Nareit FFO, Pro forma FFO, and AFFO are calculated as follows (in thousands, except per share data):

	2019	2018
Net income attributable to Aimco common stockholders (1)	$466,144	$656,597
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	370,746	368,961
Gain on dispositions and other, net of noncontrolling partners’ interest	(503,168)	(669,450)
Income tax adjustments related to gain on dispositions and other tax-related items (2)	10,107	27,310
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	6,448	14,063
Amounts allocable to participating securities	163	402
Nareit FFO attributable to Aimco common stockholders	$350,440	$397,883
Adjustments, all net of common noncontrolling interests in Aimco Operating Partnership, participating securities and tax effect:
Prepayment penalties, net	6,367	14,089
Straight-line rent	4,472	—
Preferred equity redemption-related amounts	3,864	—
Casualty losses	2,913	—
Severance and restructuring costs	2,499	1,282
Litigation, net	147	(8,558)
Tax benefit due to valuation allowance release	—	(19,349)
Change in lease accounting	—	(2,922)
Tax provision (benefit) related to tax reform legislation	—	273
Pro forma FFO attributable to Aimco common stockholders	$370,702	$382,698
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(43,837)	(45,560)
AFFO attributable to Aimco common stockholders	$326,865	$337,138

Total share and dilutive share equivalents used to calculate Net income and Nareit FFO per share (3)	147,944	151,334
Adjustment to weight reverse stock split (4)	621	4,719
Pro forma shares and dilutive share equivalents used to calculate Pro forma FFO and AFFO per share	148,565	156,053

Net income attributable to Aimco per common share – diluted	$3.15	$4.34
Nareit FFO per share – diluted	$2.37	$2.63
Pro Forma FFO per share – diluted	$2.50	$2.45
AFFO per share – diluted	$2.20	$2.16
(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP (please refer to Note 11 to the consolidated financial statements in Item 8).
(2)

For the year ended December 31, 2019, income taxes related to gain on dispositions and other items primarily included tax on the gain on sale of apartment communities. For the year ended December 31, 2018, income taxes related to gain on dispositions and other items includes tax on the gain on the sale of the Asset Management business, as well as tax on the gain on the sale of apartment communities during the year ended December 31, 2018.

(3)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP.
(4)

During the three months ended March 31, 2019, we completed a reverse stock split and a special dividend paid primarily in stock. For stock splits, GAAP requires the restatement of weighted-average shares as if the reverse stock split occurred at the beginning of the period presented; while shares issued in the special dividend are included in weighted-average shares outstanding from the date issued. To minimize confusion and facilitate comparison of period-over-period Pro forma FFO and AFFO, we calculated pro forma weighted-average shares for the years ended December 31, 2019 and 2018, based on the effective date of the reverse stock split and ex-dividend date for the shares issued in the special dividend, thereby eliminating the per-share impact of the GAAP treatment to Aimco's reported Pro forma FFO and AFFO.

Please refer to the Results of Operations section for discussion of our Pro forma FFO and AFFO results for 2019, as compared to 2018.

The Aimco Operating Partnership does not separately compute or report Nareit FFO, Pro forma FFO, or AFFO. However, based on Aimco’s method for allocation of such amounts to noncontrolling interests in the Aimco Operating Partnership, as well as limited differences between the amounts of net income attributable to Aimco’s common stockholders and the Aimco Operating Partnership’s unit holders during the periods presented, Nareit FFO, Pro forma FFO, and AFFO amounts on a per unit basis for the Aimco Operating Partnership would be expected to be substantially the same as the corresponding per share amounts for Aimco.

Leverage Ratios

As discussed under the Balance Sheet heading, our leverage strategy targets the ratio of Proportionate Debt and Preferred Equity to Adjusted EBITDAre to be below 7.0x and the ratio of Adjusted EBITDAre to Adjusted Interest Expense and Preferred Dividends to be greater than 2.5x. We believe these ratios, which are based in part on non-GAAP financial information, are commonly used by investors and analysts to assess the relative financial risk associated with companies within the same industry, and they are believed to be similar to measures used by rating agencies to assess entity credit quality.

Proportionate Debt, as used in our leverage ratios, is a non-GAAP measure and includes our share of the long-term, non-recourse property debt and outstanding borrowings under our revolving credit facility. Proportionate Debt excludes unamortized debt issuance costs because these amounts represent cash expended in earlier periods and do not reduce our contractual obligations. We reduce our recorded debt by the amounts of cash and restricted cash on-hand, which are primarily restricted under the terms of our property debt agreements, assuming these amounts would be used to reduce our outstanding leverage. We further reduce our recorded debt by the value of our investment in a securitization trust that holds certain of our property debt, as our payments of principal and interest associated with such property debt will ultimately repay our investments in the trust.

We believe Proportionate Debt is useful to investors as it is a measure of our net exposure to debt obligations. Proportionate Debt, as used in our leverage ratios, is calculated as set forth in the table below.

Preferred Equity, as used in our leverage ratios, represents the redemption amounts for the Aimco Operating Partnership’s preferred OP Units. Preferred Equity, although perpetual in nature, is another component of our overall leverage.

The reconciliation of total indebtedness to Proportionate Debt and Preferred Equity, as used in our leverage ratios as of December 31, 2019, is as follows (in thousands):

December 31, 2019
Total indebtedness	$4,505,590
Adjustments:
Debt issuance costs related to non-recourse property debt	20,749
Proportionate share adjustments related to debt obligations of consolidated and unconsolidated partnerships	(7,722)
Cash and restricted cash	(177,702)
Proportionate share adjustments related to cash and restricted cash held by consolidated and unconsolidated partnerships	1,107
Securitization trust investment and other	(94,251)
Proportionate Debt	$4,247,771
Preferred Equity	97,064
Redeemable noncontrolling interests in consolidated real estate partnership	4,716
Proportionate Debt and Preferred Equity	$4,349,551

We calculated Adjusted EBITDAre used in our leverage ratios based on the most recent three month amounts, annualized. EBITDAre and Adjusted EBITDAre are non-GAAP measures, which we believe are useful to investors, creditors, and rating agencies as a supplemental measure of our ability to incur and service debt because they are recognized measures of performance by the real estate industry and allow for comparison of our credit strength to different companies. EBITDAre and Adjusted EBITDAre should not be considered alternatives to net income (loss) as determined in accordance with GAAP as indicators of liquidity. There can be no assurance that our method of calculating EBITDAre and Adjusted EBITDAre is comparable with that of other real estate investment trusts. Nareit defines EBITDAre as net income computed in accordance with GAAP, before interest expense, income taxes, depreciation, and amortization expense, further adjusted for:

•	gains and losses on the dispositions of depreciated property;
•	impairment write-downs of depreciated property;
•	impairment write-downs of investments in unconsolidated partnerships caused by a decrease in the value of the depreciated property in such partnerships; and

•	adjustments to reflect Aimco’s share of EBITDAre of investments in unconsolidated entities.

We define Adjusted EBITDAre as EBITDAre adjusted to exclude the effect of the following items for the reasons set forth below:

•

net income attributable to noncontrolling interests in consolidated real estate partnerships and EBITDAre adjustments attributable to noncontrolling interests, to allow investors to compare a measure of our earnings before the effects of our capital structure and indebtedness with that of other companies in the real estate industry;

•

the amount of interest income related to our investment in the subordinated tranches in a securitization trust holding primarily Aimco property debt, as we view our interest cost on this debt to be net of any interest income received from the investment; and

•

the amount by which GAAP rent expense exceeds cash rents for a long-term ground lease for which expense exceeds cash payments until 2076. The excess of GAAP rent expense over the cash payments for this lease does not reflect a current obligation that affects our ability to service debt.

EBITDAre is defined by Nareit and provides for an additional performance measure independent of capital structure for greater comparability between real estate investment trusts. The reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three months ended December 31, 2019, as used in our leverage ratios, is as follows (in thousands):

Three Months Ended
December 31, 2019
Net income	$142,766
Adjustments:
Interest expense	45,846
Income tax benefit	(1,193)
Depreciation and amortization	97,144
Gain on dispositions of real estate	(146,239)
Adjustment related to EBITDAre of unconsolidated partnerships	211
EBITDAre	$138,535
Net income attributable to noncontrolling interests in Aimco Operating Partnership	(84)
EBITDAre adjustments attributable to noncontrolling interests	(615)
Interest income received on securitization investment	(2,127)
Straight-line rent	657
Severance and restructuring costs (1)	800
Casualty losses (2)	2,913
Pro forma adjustment, net (3)	2,656
Adjusted EBITDAre	$142,735
Annualized Adjusted EBITDAre	$570,940
(1)

In 2019, we incurred severance and restructuring costs in connection with office closures and relocation of administrative functions from our Greenville and Indianapolis offices to our Denver office. We excluded such costs from Adjusted EBITDAre because we believe these costs are not representative of operating performance.

(2)

We incurred casualty losses due to storm-related flooding in downtown Boston that caused damage to our One Canal apartment community. We excluded such costs from Adjusted EBITDAre because of the unusual nature of the weather event that caused the loss.

(3)

We calculated Adjusted EBITDAre on a pro forma basis to reflect the dispositions of four apartment communities during the period and the Parkmerced mezzanine loan investment, including related transaction costs, as if the transactions had closed on October 1, 2019.

We calculate Adjusted Interest Expense, as used in our leverage ratios, based on the most recent three months, annualized. Adjusted Interest Expense is a non-GAAP measure that we believe is meaningful for investors and analysts as it presents our share of current recurring interest requirements associated with leverage. Adjusted Interest Expense represents our proportionate share of interest expense on non-recourse property debt and interest expense on our revolving credit facility borrowings. We exclude from our calculation of Adjusted Interest Expense:

•	debt prepayment penalties, which are items that, from time to time, affect our interest expense, but are not representative of our scheduled interest obligations; and
•

the income we receive on our investment in the securitization trust that holds certain of our property debt, as this income is being generated indirectly from interest we pay with respect to property debt held by the trust.

Preferred Dividends represents the distributions paid on the Aimco Operating Partnership’s preferred OP Units. We add Preferred Dividends to Adjusted Interest Expense for a more complete picture of the interest and dividend requirements of our leverage.

The reconciliation of interest expense to Adjusted Interest Expense and Preferred Dividends for the three months ended December 31, 2019, as used in our leverage ratios, is as follows (in thousands):

Three Months Ended
December 31, 2019
Interest expense	$45,846
Adjustments:
Proportionate share adjustments related to interest of consolidated and unconsolidated partnerships	(77)
Debt prepayment penalties and other non-interest items	(5,034)
Interest income earned on securitization trust investment	(2,127)
Adjusted Interest Expense	$38,608
Preferred dividends	1,908
Adjusted Interest Expense and Preferred Dividends	$40,516
Annualized Adjusted Interest Expense	$154,432
Annualized Adjusted Interest Expense and Preferred Dividends	$162,064

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from operations. Additional sources are proceeds from dispositions of apartment communities, proceeds from refinancing existing property debt, borrowings under new property debt, borrowings under our revolving credit facility, and proceeds from equity offerings.

As of December 31, 2019, our primary sources of liquidity were as follows:

•	$142.9 million in cash and cash equivalents;
•

$34.8 million of restricted cash, which consists primarily of escrows related to resident security deposits and reserves and escrows held by lenders for capital additions, property taxes, and insurance; and

•	$517.8 million of available capacity to borrow under our revolving credit facility after consideration of $7.2 million of letters of credit backed by the facility.

Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding property debt, capital expenditures, dividends paid to stockholders, distributions paid to noncontrolling interest partners, and acquisitions of apartment communities. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from apartment community sales and refinancings. We may use our revolving credit facility for working capital and other short-term purposes, such as funding investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities, redevelopment spending, and apartment community acquisitions, through primarily non-recourse, long-term borrowings, the issuance of equity securities (including OP Units), the sale of apartment communities, and cash generated from operations.

As of December 31, 2019, we also held unencumbered apartment communities with an estimated fair market value of approximately $2.4 billion.

Leverage and Capital Resources

The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Currently, interest rates are low compared to historical levels and many lenders are active in the market. However, any adverse changes in the lending environment could negatively affect our liquidity. We believe we have mitigated much of this exposure by reducing our short and intermediate term maturity risk through refinancing such loans with long-dated, fixed-rate property debt. However, if property financing options become unavailable for our future debt needs, we may consider alternative sources of liquidity, such as reductions in capital spending or proceeds from apartment community dispositions.

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

As of December 31, 2019, approximately 91.8% of our leverage consisted of property-level, non-recourse, long-dated, amortizing debt. Approximately 96.0% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates, and inflation. The weighted-average remaining term to maturity of our property-level debt was 7.5 years. On average, 7.4% of our unpaid principal balances will mature each year from 2020 through 2022.

During 2019, we financed $772.6 million of new non-recourse, fixed-rate property debt. These loans have a weighted-average interest rate of 3.32%, a weighted-average remaining term to maturity of 11.4 years, and contributed to an approximately 29 basis point decrease in our annual cost of leverage compared to 2018.

While our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt, we also have a revolving credit facility with a syndicate of financial institutions. As of December 31, 2019, we had $275.0 million of outstanding borrowings under our revolving credit facility, which represented 6.0% of our total leverage.

As of December 31, 2019, our outstanding preferred OP units represented approximately 2.1% of our total leverage. Preferred OP units are redeemable at the holder’s option; however, for illustrative purposes, we compute the weighted-average maturity of our total leverage assuming a 10-year maturity on the units.

The combination of non-recourse property-level debt, borrowings under our revolving credit facility, preferred OP units, and redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. The weighted-average remaining term to maturity for our total leverage described above was 7.3 years as of December 31, 2019.

Under the revolving credit facility, we have agreed to maintain a Fixed Charge Coverage ratio of 1.40x, as well as other covenants customary for similar revolving credit arrangements. For the year ended December 31, 2019, our Fixed Charge Coverage ratio was 2.06x, compared to ratio of 2.05x for the year ended December 31, 2018. We expect to remain in compliance with this covenant during the next 12 months.

We like the discipline of financing our investments in real estate through the use of fixed-rate, amortizing, non-recourse property debt, as the amortization gradually reduces our leverage and reduces our refunding risk, and the fixed-rate provides a hedge against increases in interest rates, and the non-recourse feature avoids entity risk.

Changes in Cash, Cash Equivalents and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows in Item 8 of this report.

Operating Activities

For the year ended December 31, 2019, our net cash provided by operating activities was $374.5 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the year ended December 31, 2019, decreased by $21.9 million compared to 2018, due to lower net operating income associated with communities sold and the Asset Management business sold in 2018, offset partially by improved operating results of our Same Store communities and increased contribution from our Acquisition and Other Real Estate communities.

Investing Activities

For the year ended December 31, 2019, net cash used in investing activities of $205.4 million consisted primarily of the cash payment for the mezzanine loan and related transaction costs, the acquisitions of 1001 Brickell Bay Drive, One Ardmore, and Prism, and capital expenditures, offset partially by proceeds from the disposition of 12 apartment communities.

Capital additions for our segments totaled $396.0 million, $329.3 million, and $310.5 million during the years ended December 31, 2019, 2018, and 2017, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.

We categorize capital spending for communities in our portfolio broadly into seven primary categories:

•

capital replacements, which do not increase the useful life of an asset from its original purchase condition. Capital replacements represent capital additions made to replace the portion of our investment in acquired apartment communities consumed during our period of ownership;

•	capital improvements, which represent capital additions made to replace the portion of acquired apartment communities consumed prior to our period of ownership;
•

capital enhancements, which may include kitchen and bath remodeling, energy conservation projects, and investments in more durable, longer-lived materials designed to reduce costs, all of which differ from redevelopment additions in that they are generally lesser in scope and do not significantly disrupt property operations;

•	initial capital expenditures, which represent capital additions contemplated in the underwriting of our recently acquired communities;
•

redevelopment additions, which represent capital additions intended to enhance the value of the apartment community through the ability to generate higher average rental rates, and may include costs related to entitlement, which enhance the value of a community through increased density, and costs related to renovation of exteriors, common areas, or apartment homes;

•	development additions, which represent construction and related capitalized costs associated with the ground-up development of apartment communities; and
•	casualty capital additions, which represent capitalized costs incurred in connection with the restoration of an apartment community after a casualty event.

We exclude the amounts of capital spending related to commercial spaces and to apartment communities sold or classified as held for sale at the end of the period from the foregoing measures. We have also excluded from these measures indirect capitalized costs, which are not yet allocated to communities with capital additions, and their related capital spending categories.

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flows for the years ended December 31, 2019, 2018, and 2017, are presented below (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Capital replacements	$36,245	$33,613	$30,714
Capital improvements	12,240	13,722	16,392
Capital enhancements	87,824	95,595	86,405
Redevelopment	110,996	112,630	154,724
Development	118,781	61,185	14,249
Initial capital expenditures	22,913	6,406	—
Casualty	7,017	6,118	7,974
Total capital additions	$396,016	$329,269	$310,458
Plus: additions related to commercial spaces	5,559	1,245	1,428
Plus: additions related to apartment communities sold or held for sale and Asset Management business	3,321	18,203	42,343
Consolidated capital additions	$404,896	$348,717	$354,229
Plus: net change in accrued capital spending	(11,435)	(8,228)	3,875
Capital expenditures per consolidated statement of cash flows	$393,461	$340,489	$358,104

For the years ended December 31, 2019, 2018, and 2017, we capitalized $11.8 million, $7.6 million, and $7.6 million of interest costs, respectively, and $37.8 million, $36.8 million, and $36.0 million of other direct and indirect costs, respectively.

Redevelopment and Development

As of December 31, 2019, our total estimated net investment in approved and active redevelopment and development is $577.5 million, with a projected weighted-average net operating income yield on these investments of 5.3%, assuming untrended rents. Of this total, we have funded $309.2 million as of December 31, 2019. We expect to fund the remaining estimated net investment of $268.3 million on these communities in 2020 and future years, on a leverage-neutral basis, with proceeds from sales of apartment communities with lower forecasted FCF internal rates of return.

We execute redevelopments using a range of approaches. We prefer to limit risk by executing redevelopments using a short-cycle approach, in which we renovate an apartment community in stages. Shorter cycles provide us the flexibility to maintain current earnings while aligning the timing of the completed apartment homes with market demand. We currently have six short-cycle projects, including Bay Parc, ongoing in our portfolio. During 2019, we completed 150 apartment homes, with another 21 homes under construction as of December 31, 2019.

When short-cycle redevelopments are not possible, we may engage in redevelopment activities where an entire building or community is vacated. Additionally, we undertake some ground-up development when warranted by risk-adjusted investment returns, either directly or in connection with the redevelopment of an existing apartment community. The following table summarizes our investments related to these long-cycle developments and redevelopments as of December 31, 2019 (dollars in millions):

	Location	Apartment Homes Approved for Redevelopment or Development	Estimated Net Redevelopment Investment (1)	Inception-to- Date Net Investment	Expected Stabilized Occupancy (2)	Expected NOI Stabilization (3)
707 Leahy	Redwood City, CA	110	$23.7	$10.7	3Q 2020	4Q 2021
Eldridge (formerly Elm Creek) Townhomes	Elmhurst, IL	58	35.1	15.8	2Q 2021	3Q 2022
Flamingo Point	Miami Beach, FL	886	280.0	74.4	4Q 2022	1Q 2024
The Fremont	Denver, CO (MSA)	253	87.0	61.4	3Q 2021	4Q 2022
Parc Mosaic	Boulder, CO	226	123.4	122.3	4Q 2020	1Q 2022
Total		1,533	$549.2	$284.6
(1)	Estimated net redevelopment investment represents the total actual or estimated investment, net of tax and other credits earned as a direct result of our redevelopment or development of the community.
(2)	Expected stabilized occupancy represents the period in which we expect to achieve stabilized occupancy, generally greater than 90%.
(3)

Expected net operating income, NOI, stabilization represents the period in which we expect the communities to achieve stabilized rents and operating costs, generally five quarters after occupancy stabilization.

During the year ended December 31, 2019, we invested $229.8 million in redevelopment and development. Further details regarding our redevelopment and development activities, including apartment communities constructed and delivered during the year ended December 31, 2019, is discussed in the Executive Overview section above.

We expect our total development and redevelopment spending to range from $250 million to $300 million for the year ending December 31, 2020.

Financing Activities

For the year ended December 31, 2019, our net cash used in financing activities of $64.0 million was attributed to the items discussed below.

Net borrowings on our revolving credit facility of $114.6 million primarily relate to the timing of short-term working capital needs.

Principal payments on property loans during the period totaled $520.0 million, consisting of scheduled principal amortization of $79.7 million and repayments of $440.3 million.

Proceeds from non-recourse property debt borrowings during the period consisted of the closing of 10 fixed-rate, amortizing, non-recourse property loans totaling $774.6 million.

Repurchases of Preferred Stock of $125.0 million represents the cash paid upon redemption of our Class A Perpetual Preferred Stock during the 2019.

Net cash used in financing activities also includes $266.2 million of payments to equity holders, as further detailed in the table below.

Equity and Partners’ Capital Transactions

The following table presents the Aimco Operating Partnership’s distribution activity (including distributions paid to Aimco) during the year ended December 31, 2019 (in thousands):

Cash distributions paid by the Aimco Operating Partnership to preferred unitholders (1)	$10,954
Cash distributions paid by the Aimco Operating Partnership to common unitholders (2)	254,687
Cash distributions paid to holders of noncontrolling interests in consolidated real estate partnerships	513
Total cash distributions paid by the Aimco Operating Partnership	$266,154
(1)	$3.2 million represented distributions to Aimco, and $7.7 million represented distributions paid to holders of OP Units.
(2)	$241.3 million represented distributions to Aimco, and $13.4 million represented distributions paid to holders of OP Units.

The following table presents Aimco’s dividend activity during the year ended December 31, 2019 (in thousands):

Cash distributions paid to holders of OP Units	$21,107
Cash distributions paid to holders of noncontrolling interests in consolidated real estate partnerships	513
Cash dividends paid by Aimco to preferred stockholders	3,246
Cash dividends paid by Aimco to common stockholders	241,288
Total cash dividends and distributions paid by Aimco	$266,154

Contractual Obligations

This table summarizes information contained elsewhere in this Annual Report on Form 10-K regarding payments due under contractual obligations and commitments as of December 31, 2019 (in thousands):

	Total	Less than One Year (2020)	2-3 Years (2021-2022)	4-5 Years (2023-2024)	More than Five Years (2025 and Thereafter)
Non-recourse property debt (1)	$4,251,339	$171,107	$1,021,270	$673,661	$2,385,301
Revolving credit facility borrowings (2)	275,000	—	275,000	—	—
Interest related to debt (3)	1,021,589	174,275	269,600	200,503	377,211
Operating lease obligations (4)	452,042	5,156	10,196	8,755	427,935
Construction obligations (5)	254,462	187,546	66,916	—	—
Total	$6,254,432	$538,084	$1,642,982	$882,919	$3,190,447
(1)	Includes scheduled principal amortization and maturity payments.
(2)

Includes outstanding borrowings on our revolving credit facility assuming repayment at the contractual maturity date. Our revolving credit facility is subject to an annual commitment fee (0.25% of aggregate commitments), which is not included in the amounts above.

(3)

Includes interest related to both fixed-rate and variable-rate non-recourse property debt, and our variable-rate revolving credit facility borrowings. Interest related to variable-rate debt is estimated based on the rate effective as of December 31, 2019. Please refer to Note 5 to the consolidated financial statements in Item 8 for a description of average interest rates associated with our debt.

(4)	Operating lease obligations include both ground and office leases. Our ground leases expire in years ranging from 2070 to 2117.
(5)

Represents estimated obligations pursuant to construction contracts related to our redevelopment, development and other capital spending. Please refer to Note 6 to the consolidated financial statements in Item 8 for additional information regarding these obligations.

In addition to the amounts presented in the table above, as of December 31, 2019, we had $97.1 million (liquidation value) of redeemable preferred OP Units of the Aimco Operating Partnership outstanding with annual distribution yields ranging from 1.92% to 8.75%. The distributions that accrue on the redeemable preferred OP Units are cumulative and are paid quarterly.

Additionally, we may enter into commitments to purchase goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.

Future Capital Needs

In addition to the items set forth in “Contractual Obligations” above, we expect to fund any future acquisitions, redevelopment, development, and other capital spending principally with proceeds from apartment community sales, short-term borrowings, debt and equity financing, and operating cash flows. Our near-term business plan does not contemplate the issuance of equity.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Capitalized Costs

We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopments and developments, other tangible apartment community improvements, and replacements of existing community components. Included in these capitalized costs are payroll costs associated with time spent by employees in connection with the planning, execution, and control of all capital addition activities at the community level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital addition activities. We also capitalize interest, property taxes, and insurance during periods in which redevelopments and developments are in progress. We commence capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, at the point in time when activities necessary to get communities ready for their intended use begin. These activities include when communities or apartment homes are undergoing physical construction, as well as when homes are held vacant in advance of planned construction, provided that other activities such as permitting, planning, and design are in progress. We cease the capitalization of costs when the communities or components thereof are substantially complete and ready for their intended use, which is typically when construction has been completed and homes are available for occupancy. We charge costs including ordinary repairs, maintenance and resident turnover costs to property operating expense, as incurred. Please refer to the Investing Activities subsection to the Liquidity and Capital Resources section for a summary of costs capitalized during the periods presented.

Impairment of Long-Lived Assets

Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an apartment community may not be recoverable, we make an assessment of its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the community. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community.

As part of our portfolio strategy, we seek to sell up to 10% of our portfolio annually and to reinvest the proceeds from such sales in accretive uses such as capital enhancements, redevelopments, occasional developments, and selective acquisitions with projected FCF internal rates of return higher than expected from the communities being sold. As we execute this strategy, we evaluate alternatives to sell or reduce our interest in apartment communities that do not align with our long-term investment strategy, although there is no assurance that we will sell or reduce our investment in such communities during the desired time frame. For any communities that are sold or meet the criteria to be classified as held for sale during the next 12 months, the reduction in the estimated holding period for these communities may result in impairment losses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our chief market risks are refunding risk, that is the availability of property debt or other cash sources to refund maturing property debt, and repricing risk, that is the possibility of increases in base interest rates and credit risk spreads. We use predominantly long-dated, fixed-rate, amortizing, non-recourse property debt in order to avoid the refunding and repricing risks of short-term borrowings. We use short-term debt financing and working capital primarily to fund short-term uses and generally expect to refinance such borrowings with cash from operating activities, proceeds from apartment community sales, long-term debt, or equity financings. We make limited use of derivative financial instruments and we do not use them for trading or other speculative purposes.

Market Risk Associated with Loans Secured by Our Portfolio

As of December 31, 2019, on a consolidated basis, we had approximately $170.1 million of variable-rate property-level debt outstanding and $275.0 million of variable-rate borrowings under our revolving credit facility. We estimate that a change in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce or increase interest expense by approximately $4.5 million on an annual basis.

As of December 31, 2019, we had approximately $177.7 million in cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may offset somewhat a change in rates on our variable-rate debt discussed above.

We estimate the fair value of debt instruments as described in Note 12 to the consolidated financial statements in Item 8. The estimated fair value of total indebtedness, including our revolving credit facility, was approximately $4.6 billion as of December 31, 2019, inclusive of a $47.3 million mark-to-market liability. The mark-to-market liability as of December 31, 2018 was approximately $43.8 million.

If market rates for consolidated fixed-rate debt in our portfolio were higher by 100 basis points with constant credit risk spreads, the estimated fair value of consolidated debt discussed above would decrease from $4.6 billion in the aggregate to $4.4 billion. If market rates for consolidated debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of consolidated fixed-rate debt would increase from $4.6 billion in the aggregate to $4.8 billion.

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

Management assessed the effectiveness of Aimco’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

Based on their assessment, management concluded that, as of December 31, 2019, Aimco’s internal control over financial reporting is effective.

Aimco’s independent registered public accounting firm has issued an attestation report on Aimco’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Apartment Investment and Management Company

Opinion on Internal Control over Financial Reporting

We have audited Apartment Investment and Management Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Apartment Investment and Management Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated February 24, 2020 expressed an unqualified opinion thereon.

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

February 24, 2020

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

Management assessed the effectiveness of the Aimco Operating Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

Based on their assessment, management concluded that, as of December 31, 2019, the Aimco Operating Partnership’s internal control over financial reporting is effective.

The Aimco Operating Partnership’s independent registered public accounting firm has issued an attestation report on the Aimco Operating Partnership’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of

AIMCO Properties, L.P.

Opinion on Internal Control over Financial Reporting

We have audited AIMCO Properties, L.P.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, AIMCO Properties, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated February 24, 2020 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

Denver, Colorado

February 24, 2020

ITEM 9B. OTHER INFORMATION

Reclassification of Unissued Preferred Stock

On February 24, 2020, pursuant to Maryland law and our Charter, our Board of Directors reclassified into Common Stock, all of the authorized and unissued shares of each of the following classes of preferred stock: Class Z Cumulative Preferred Stock, Class A Cumulative Preferred Stock, and Series A Community Reinvestment Act Preferred Stock. The reclassification increases the number of authorized shares classified as Common Stock by 9,800,240 shares, from 500,787,260 shares immediately prior to the reclassification to 510,587,500 shares immediately after the reclassification. The reclassification does not impact any of our issued and outstanding shares of preferred stock.

Restatement of Charter

On February 24, 2020, pursuant to Maryland law and our Charter, we restated our Charter to reflect the reclassification of the preferred stock and the currently operative provisions of the Charter. A copy of the Charter as restated is attached to this Annual Report on Form 10-K as Exhibit 3.1.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each member of the Board of Directors of Aimco also is a director of the general partner of the Aimco Operating Partnership. The officers of Aimco are also the officers of the general partner of the Aimco Operating Partnership and hold the same titles. The information required by this item for both Aimco and the Aimco Operating Partnership is presented jointly under the captions “Board of Directors and Executive Officers,” “Corporate Governance Matters - Code of Ethics,” “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters - Meetings and Committees: Nominating and Corporate Governance Committee,” “Corporate Governance Matters - Meetings and Committees: Audit Committee” and “Corporate Governance Matters - Meetings and Committees: Audit Committee Financial Expert” in the proxy statement for Aimco’s 2020 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is presented under the captions “Compensation Discussion & Analysis,” “Compensation and Human Resources Committee Report to Stockholders,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2019,” “Outstanding Equity Awards at Fiscal Year-End 2019,” “Option Exercises and Stock Vested in 2019,” “Potential Payments Upon Termination or Change in Control” and “Corporate Governance Matters - Director Compensation” in the proxy statement for Aimco’s 2020 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, for both Aimco and the Aimco Operating Partnership, is presented under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for Aimco’s 2020 annual meeting of stockholders and is incorporated herein by reference. In addition, as of February 21, 2020, Aimco, through its consolidated subsidiaries, held 93.4% of the Aimco Operating Partnership’s common partnership units outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is presented under the caption “Certain Relationships and Related Transactions” and “Corporate Governance Matters - Independence of Directors” in the proxy statement for Aimco’s 2020 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is presented under the caption “Principal Accountant Fees and Services” in the proxy statement for Aimco’s 2020 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.
(a)(2)	The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.
(a)(3)	The Exhibit Index is incorporated herein by reference.

INDEX TO EXHIBITS (1) (2)

EXHIBIT NO.	DESCRIPTION

3.1	Charter – Articles of Restatement

3.2	Amended and Restated Bylaws (Exhibit 3.1 to Aimco’s Current Report on Form 8-K dated January 26, 2016, is incorporated herein by this reference)

4.1	Description of Aimco’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1

Fifth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 29, 1994, as amended and restated as of April 8, 2019 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K dated April 5, 2019, is incorporated herein by this reference)

10.2

Second Amended and Restated Senior Secured Credit Agreement, dated as of June 30, 2017, among Aimco, the Aimco Operating Partnership, AIMCO/Bethesda Holdings, Inc., the lenders party thereto, KeyBank N.A., as administrative agent, swing line lender and a letter of credit issuer (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated June 30, 2017, is incorporated herein by this reference)

10.3

Master Indemnification Agreement, dated December 3, 2001, by and among Aimco, the Aimco Operating Partnership., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.4

Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Aimco, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.5

Employment Contract renewed on December 19, 2019, by and between the Aimco Operating Partnership and Terry Considine (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 21, 2017, is incorporated herein by this reference)*

10.6	Aimco Severance Policy (Exhibit 99.1 to Aimco’s Current Report on Form 8-K dated February 22, 2018, is incorporated herein by reference)*

10.7

2007 Stock Award and Incentive Plan (Appendix A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007 is incorporated herein by this reference)*

10.8	Form of Restricted Stock Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*

10.9	Form of Non-Qualified Stock Option Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*

10.10	2007 Employee Stock Purchase Plan (Appendix B to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007, is incorporated herein by this reference)*

10.11

Aimco 2015 Stock Award and Incentive Plan (as amended and restated January 31, 2017) (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated January 31, 2017, is incorporated herein by this reference)*

10.12

Aimco Second Amended and Restated 2015 Stock Award and Incentive Plan (as amended and restated effective February 22, 2018) (Exhibit A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 8, 2018, is incorporated herein by reference)*

10.13

Form of Performance Restricted Stock Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.24 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by this reference)*

10.14

Form of Restricted Stock Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.25 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by this reference)*

10.15

Form of Non-Qualified Stock Option Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by this reference)*

10.16	Form of LTIP Unit Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated January 31, 2017, is incorporated herein by this reference)*

10.17

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

10.19

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

101

The following materials from Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity and consolidated statements of partners’ capital; (v) consolidated statements of cash flows; (vi) notes to the consolidated financial statements; and (vii) financial statement schedule (3)

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

APARTMENT INVESTMENT AND
MANAGEMENT COMPANY

By:	/s/ TERRY CONSIDINE
Terry Considine
Chairman of the Board and Chief Executive Officer
Date:	February 24, 2020

AIMCO PROPERTIES, L.P.

By:	AIMCO-GP, Inc., its General Partner

By:	/s/ TERRY CONSIDINE
Terry Considine
Chairman of the Board and Chief Executive Officer
Date:	February 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO PROPERTIES, L.P.
By: AIMCO-GP, Inc., its General Partner

/s/ TERRY CONSIDINE	Chairman of the Board and	February 24, 2020
Terry Considine	Chief Executive Officer (principal executive officer)

/s/ PAUL BELDIN	Executive Vice President and	February 24, 2020
Paul Beldin	Chief Financial Officer (principal financial officer)

/s/ THOMAS L. KELTNER	Director	February 24, 2020
Thomas L. Keltner

/s/ J. LANDIS MARTIN	Director	February 24, 2020
J. Landis Martin

/s/ ROBERT A. MILLER	Director	February 24, 2020
Robert A. Miller

/s/ KATHLEEN M. NELSON	Director	February 24, 2020
Kathleen M. Nelson

/s/ ANN SPERLING	Director	February 24, 2020
Ann Sperling

/s/ MICHAEL A. STEIN	Director	February 24, 2020

Michael A. Stein

/s/ NINA A. TRAN	Director	February 24, 2020
Nina A. Tran

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO PROPERTIES, L.P.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Apartment Investment and Management Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 10 to the consolidated financial statements, the Company changed its accounting for the income tax consequences of intercompany transfers of assets effective January 1, 2017.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Acquisitions of Real Estate
Description of the Matter

During 2019 the Company acquired real estate for total consideration of $242 million, (including assumption of liabilities). As more fully described in Note 2 and summarized in Note 3 to the consolidated financial statements, the total consideration for these asset acquisitions was allocated to land, buildings and improvements, intangible assets, and intangible liabilities, based upon their relative fair values.

Auditing management’s accounting for acquisitions involves a higher degree of judgment due to the subjective nature of the assumptions that are inherent in the determination of the relative fair values of the assets acquired and liabilities assumed.  The significant assumptions used to estimate the fair value of these acquired tangible and intangible assets includes market comparable prices for similar land parcels, estimated replacement costs for buildings and improvements, market rental rates, and assumptions regarding the time it would take to lease commercial space assuming it were vacant at acquisition.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for acquisitions of real estate and the allocation of consideration on a relative fair value basis. This included testing controls over management’s identification of the assets acquired and liabilities assumed and evaluating the methods and significant assumptions used by the Company and its valuation specialists, where applicable, to develop such estimates.

To test the significant assumptions discussed above, our audit procedures included, among others, comparing the significant assumptions to observable market data and published industry resources. For example, we compared management’s land value assumptions and estimated building replacement costs to observable market transactions for similar properties.  For lease intangibles we compared management’s assumptions regarding market rental rates and the amount of time if would take to lease a commercial space if the building were vacant at acquisition to published market data for comparable leases. Our internal valuation specialists assisted with the identification of observable market data used in evaluating the aforementioned assumptions.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1994.

Denver, Colorado

February 24, 2020

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2019 and 2018

(In thousands, except share data)

	2019	2018
ASSETS
Buildings and improvements	$6,868,543	$6,552,065
Land	1,869,048	1,756,525
Total real estate	8,737,591	8,308,590
Accumulated depreciation	(2,718,284)	(2,585,115)
Net real estate	6,019,307	5,723,475
Cash and cash equivalents	142,902	36,858
Restricted cash	34,800	35,737
Mezzanine investment	280,258	—
Other assets	351,472	351,541
Assets held for sale	—	42,393
Total assets	$6,828,739	$6,190,004

LIABILITIES AND EQUITY
Non-recourse property debt, net	$4,230,590	$3,915,305
Revolving credit facility borrowings	275,000	160,360
Total indebtedness	4,505,590	4,075,665
Accrued liabilities and other	360,574	226,230
Liabilities related to assets held for sale	—	23,177
Total liabilities	4,866,164	4,325,072
Preferred noncontrolling interests in Aimco Operating Partnership (Note 8)	97,064	101,291
Redeemable noncontrolling interests in consolidated real estate partnership	4,716	—
Commitments and contingencies (Note 6)
Equity:
Perpetual preferred stock (Note 7)	—	125,000
Common Stock, $0.01 par value, 500,787,260 shares authorized, 148,885,197 and 144,623,034 shares issued/outstanding at December 31, 2019 and 2018, respectively	1,489	1,446
Additional paid-in capital	3,497,367	3,515,686
Accumulated other comprehensive income	4,195	4,794
Distributions in excess of earnings	(1,722,402)	(1,947,507)
Total Aimco equity	1,780,649	1,699,419
Noncontrolling interests in consolidated real estate partnerships	(3,296)	(2,967)
Common noncontrolling interests in Aimco Operating Partnership	83,442	67,189
Total equity	1,860,795	1,763,641
Total liabilities and equity	$6,828,739	$6,190,004

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2019, 2018, and 2017

(In thousands, except per share data)

	2019	2018	2017
REVENUES:
Rental and other property revenues attributable to real estate	$914,294	$922,593	$918,148
Asset Management business rental and tax credit revenues	—	49,817	87,289
Total revenues	914,294	972,410	1,005,437
OPERATING EXPENSES:
Property operating expenses attributable to real estate	311,221	307,901	319,126
Property operating expenses of partnerships served by Asset Management business	—	20,921	35,458
Depreciation and amortization	380,171	377,786	366,184
General and administrative expenses	47,037	46,268	43,657
Other expenses, net	19,092	3,778	11,148
Provision for real estate impairment loss	—	—	35,881
Total operating expenses	757,521	756,654	811,454

Interest income	11,424	10,914	8,332
Interest expense	(168,807)	(200,634)	(194,615)
Gain on dispositions of real estate and the Asset Management business	503,168	677,463	300,849
Mezzanine investment income, net	1,531	—	—
Income from unconsolidated real estate partnerships	803	77	7,694
Income before income tax benefit	504,892	703,576	316,243
Income tax benefit (Note 10)	3,135	13,027	30,836
Net income	508,027	716,603	347,079
Noncontrolling interests:
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(187)	(8,220)	(9,084)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(7,708)	(7,739)	(7,764)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(26,049)	(34,417)	(14,457)
Net income attributable to noncontrolling interests	(33,944)	(50,376)	(31,305)
Net income attributable to Aimco	474,083	666,227	315,774
Net income attributable to Aimco preferred stockholders	(7,335)	(8,593)	(8,594)
Net income attributable to participating securities	(604)	(1,037)	(319)
Net income attributable to Aimco common stockholders	$466,144	$656,597	$306,861

Net income attributable to Aimco per common share – basic	$3.16	$4.34	$2.02
Net income attributable to Aimco per common share – diluted	$3.15	$4.34	$2.02

Weighted-average common shares outstanding – basic	147,718	151,152	151,595
Weighted-average common shares outstanding – diluted	147,944	151,334	152,060

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2019, 2018, and 2017

(In thousands)

	2019	2018	2017
Net income	$508,027	$716,603	$347,079
Other comprehensive (loss) gain:
Unrealized (losses) gains on available for sale debt securities	(637)	(131)	1,507
Realized and unrealized losses on interest rate swaps	—	—	(173)
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	—	1,391	1,480
Other comprehensive (loss) gain	(637)	1,260	2,814
Comprehensive income	507,390	717,863	349,893
Comprehensive income attributable to noncontrolling interests	(33,906)	(50,445)	(31,527)
Comprehensive income attributable to Aimco	$473,484	$667,418	$318,366

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2019, 2018, and 2017

(In thousands)

	Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid- in Capital	Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnerships	Total Equity
Balances at December 31, 2016	5,000	$125,000	152,143	$1,521	$4,051,770	$1,011	$(2,385,399)	$1,793,903	$151,121	$(58)	$1,944,966
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	(11,882)	(11,882)
Amortization of share-based compensation cost	—	—	17	—	8,638	—	—	8,638	—	613	9,251
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	3,401	—	3,401
Effect of changes in ownership for consolidated entities	—	—	—	—	(160,586)	—	—	(160,586)	(157,056)	4,867	(312,775)
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	(62,682)	(62,682)	—	(3,028)	(65,710)
Change in accumulated other comprehensive income	—	—	—	—	—	2,592	—	2,592	101	121	2,814
Net income	—	—	—	—	—	—	315,774	315,774	9,084	14,457	339,315
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8,367)	(10,765)	(19,132)
Common Stock dividends	—	—	—	—	—	—	(226,172)	(226,172)	—	—	(226,172)
Preferred Stock dividends	—	—	—	—	—	—	(8,594)	(8,594)	—	—	(8,594)
Other, net	—	—	275	3	268	—	—	271	—	—	271
Balances at December 31, 2017	5,000	125,000	152,435	1,524	3,900,090	3,603	(2,367,073)	1,663,144	(1,716)	(5,675)	1,655,753
Repurchases of Common Stock	—	—	(7,970)	(80)	(373,513)	—	—	(373,593)	—	—	(373,593)
Issuance of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	50,151	50,151
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	(9,639)	(9,639)
Amortization of share-based compensation cost	—	—	21	—	8,074	—	—	8,074	—	1,691	9,765
Effect of changes in ownership for consolidated entities	—	—	—	—	(19,115)	—	—	(19,115)	—	9,014	(10,101)
Change in accumulated other comprehensive income	—	—	—	—	—	1,191	—	1,191	—	69	1,260
Net income	—	—	—	—	—	—	666,227	666,227	8,220	34,417	708,864
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(9,471)	(12,839)	(22,310)
Common Stock dividends	—	—	—	—	—	—	(238,067)	(238,067)	—	—	(238,067)
Preferred Stock dividends	—	—	—	—	—	—	(8,594)	(8,594)	—	—	(8,594)
Other, net	—	—	137	2	150	—	—	152	—	—	152
Balances at December 31, 2018	5,000	125,000	144,623	1,446	3,515,686	4,794	(1,947,507)	1,699,419	(2,967)	67,189	1,763,641
Repurchases of Common Stock	—	—	(461)	(5)	(20,677)	—	—	(20,682)	—	—	(20,682)
Redemption of Preferred Stock	(5,000)	(125,000)	—	—	4,089	—	(4,089)	(125,000)	—	—	(125,000)
Issuance of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	3,034	3,034
Redemption of Aimco Operating Partnership units	—	—	127	2	6,242	—	—	6,244	—	(12,710)	(6,466)
Amortization of share-based compensation cost	—	—	22	—	5,924	—	—	5,924	—	3,184	9,108
Effect of changes in ownership of consolidated entities	—	—	—	—	(13,243)	—	—	(13,243)	3,422	9,821	—
Purchase of noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	—	—	(3,844)	—	(3,844)
Change in accumulated other comprehensive income	—	—	—	—	—	(599)	—	(599)	—	(38)	(637)
Net income	—	—	—	—	—	—	474,083	474,083	382	26,049	500,514
Common Stock dividends	—	—	—	—	—	—	(241,643)	(241,643)	—	—	(241,643)
Common Stock issued to Common Stockholders in special dividend	—	—	4,492	45	(786)	—	—	(741)	—	—	(741)
Preferred Stock dividends	—	—	—	—	—	—	(3,246)	(3,246)	—	—	(3,246)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(308)	(13,087)	(13,395)
Other, net	—	—	82	1	132	—	—	133	19	—	152
Balances at December 31, 2019	—	$—	148,885	$1,489	$3,497,367	$4,195	$(1,722,402)	$1,780,649	$(3,296)	$83,442	$1,860,795

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019, 2018, and 2017

(In thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$508,027	$716,603	$347,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	380,171	377,786	366,184
Provision for real estate impairment loss	—	—	35,881
Gain on dispositions of real estate and the Asset Management business	(503,168)	(677,463)	(300,849)
Income tax benefit	(3,135)	(13,027)	(30,836)
Share-based compensation expense	8,146	8,550	7,877
Amortization of debt issuance costs and other	7,629	9,023	5,666
Other, net	25	1,065	(7,694)
Changes in operating assets and operating liabilities:
Accounts receivable and other assets	(26,021)	(27,830)	(15,841)
Accounts payable, accrued liabilities and other	2,798	1,681	(15,395)
Total adjustments	(133,555)	(320,215)	44,993
Net cash provided by operating activities	374,472	396,388	392,072
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(138,311)	(242,297)	(20,372)
Capital expenditures	(393,461)	(340,489)	(358,104)
Proceeds from dispositions of real estate and the Asset Management Business	628,771	708,848	401,983
Payment for mezzanine investment and related transaction costs	(277,627)	—	—
Purchases of corporate assets	(17,584)	(7,718)	(8,899)
Proceeds from repayments on notes receivable	147	5,010	430
Other investing activities	(7,348)	(1,508)	(2,019)
Net cash (used in) provided by investing activities	(205,413)	121,846	13,019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	774,623	1,228,027	312,434
Principal repayments on non-recourse property debt	(520,027)	(976,087)	(409,167)
(Repayment of) proceeds from term loan	—	(250,000)	250,000
Net borrowings on revolving credit facility	114,640	93,200	49,230
Payment of debt issuance costs	(4,861)	(11,961)	(4,751)
Payment of debt extinguishment costs	(4,491)	(14,241)	(399)
Repurchases of Common Stock	(20,682)	(373,593)	—
Repurchases of Preferred Stock	(125,000)	—	—
Payment of dividends to holders of Preferred Stock	(3,246)	(8,594)	(8,594)
Payment of dividends to holders of Common Stock	(241,288)	(237,504)	(225,377)
Payment of distributions to noncontrolling interests	(21,620)	(29,196)	(26,799)
Redemptions of noncontrolling interests in the Aimco Operating Partnership	(10,694)	(9,885)	(13,546)
Contribution from noncontrolling interests in consolidated real estate partnerships	4,911	—	—
Purchases of noncontrolling interests in consolidated real estate partnerships	(3,780)	(3,579)	(314,269)
Other financing activities	(2,437)	5,233	(2,462)
Net cash used in financing activities	(63,952)	(588,180)	(393,700)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	105,107	(69,946)	11,391
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	72,595	142,541	131,150
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$177,702	$72,595	$142,541

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019, 2018, and 2017

(In thousands)

	2019	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$160,961	$199,996	$196,438
Cash paid for income taxes	12,238	11,522	7,401
Non-cash transactions associated with the acquisition or disposition of real estate:
Non-recourse property debt assumed in connection with the acquisition of real estate	97,565	208,885	—
Deferred tax liability assumed in connection with the acquisition of real estate	148,809	—	—
Issuance of common OP Units in connection with acquisition of real estate	3,034	50,151	—
Non-recourse property debt assumed by buyer in connection with the disposition of the Asset Management business	—	227,708	—
Other non-cash transactions:
Recognition of right of use lease assets	54,626	—	—
Recognition of lease liabilities	59,251	—	—
Accrued capital expenditures (at end of period)	54,358	40,185	31,719
Accrued dividends on TSR restricted stock and LTIP awards (at end of period) (Note 9)	1,420	1,266	1,720

See notes to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of

AIMCO Properties, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AIMCO Properties, L.P. (the Partnership) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 10 to the consolidated financial statements, the Partnership changed its accounting for the income tax consequences of intercompany transfers of assets effective January 1, 2017.

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

Denver, Colorado

February 24, 2020

AIMCO PROPERTIES, L.P.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2019 and 2018

(In thousands)

	2019	2018
ASSETS
Buildings and improvements	$6,868,543	$6,552,065
Land	1,869,048	1,756,525
Total real estate	8,737,591	8,308,590
Accumulated depreciation	(2,718,284)	(2,585,115)
Net real estate	6,019,307	5,723,475
Cash and cash equivalents	142,902	36,858
Restricted cash	34,800	35,737
Mezzanine investment	280,258	—
Other assets	351,472	351,541
Assets held for sale	—	42,393
Total assets	$6,828,739	$6,190,004

LIABILITIES AND EQUITY
Non-recourse property debt, net	$4,230,590	$3,915,305
Revolving credit facility borrowings	275,000	160,360
Total indebtedness	4,505,590	4,075,665
Accrued liabilities and other	360,574	226,230
Liabilities related to assets held for sale	—	23,177
Total liabilities	4,866,164	4,325,072
Redeemable preferred units (Note 8)	97,064	101,291
Redeemable noncontrolling interests in consolidated real estate partnership	4,716	—
Commitments and contingencies (Note 6)
Partners’ capital:
Preferred units (Note 7)	—	125,000
General Partner and Special Limited Partner	1,780,649	1,574,419
Limited Partners	83,442	67,189
Partners’ capital attributable to the Aimco Operating Partnership	1,864,091	1,766,608
Noncontrolling interests in consolidated real estate partnerships	(3,296)	(2,967)
Total partners’ capital	1,860,795	1,763,641
Total liabilities and partners’ capital	$6,828,739	$6,190,004

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2019, 2018, and 2017

(In thousands, except per unit data)

	2019	2018	2017
REVENUES:
Rental and other property revenues attributable to real estate	$914,294	$922,593	$918,148
Asset Management business rental and tax credit revenues	—	49,817	87,289
Total revenues	914,294	972,410	1,005,437
OPERATING EXPENSES:
Property operating expenses attributable to real estate	311,221	307,901	319,126
Property operating expenses of partnerships served by Asset Management business	—	20,921	35,458
Depreciation and amortization	380,171	377,786	366,184
General and administrative expenses	47,037	46,268	43,657
Other expenses, net	19,092	3,778	11,148
Provision for real estate impairment loss	—	—	35,881
Total operating expenses	757,521	756,654	811,454

Interest income	11,424	10,914	8,332
Interest expense	(168,807)	(200,634)	(194,615)
Gain on dispositions of real estate and the Asset Management business	503,168	677,463	300,849
Mezzanine investment income, net	1,531	—	—
Income from unconsolidated real estate partnerships	803	77	7,694
Income before income tax benefit	504,892	703,576	316,243
Income tax benefit (Note 10)	3,135	13,027	30,836
Net income	508,027	716,603	347,079
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(187)	(8,220)	(9,084)
Net income attributable to the Aimco Operating Partnership	507,840	708,383	337,995
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(15,043)	(16,332)	(16,358)
Net income attributable to participating securities	(620)	(1,177)	(337)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$492,177	$690,874	$321,300

Net income attributable to the Aimco Operating Partnership per common unit – basic	$3.16	$4.35	$2.02
Net income attributable to the Aimco Operating Partnership per common unit – diluted	$3.15	$4.34	$2.02

Weighted-average common units outstanding – basic	155,882	158,890	158,793
Weighted-average common units outstanding – diluted	156,217	159,073	159,257
See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2019, 2018, and 2017

(In thousands)

	2019	2018	2017
Net income	$508,027	$716,603	$347,079
Other comprehensive (loss) gain:
Unrealized (losses) gains on available for sale debt securities	(637)	(131)	1,507
Realized and unrealized losses on interest rate swaps	—	—	(173)
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	—	1,391	1,480
Other comprehensive (loss) gain	(637)	1,260	2,814
Comprehensive income	507,390	717,863	349,893
Comprehensive income attributable to noncontrolling interests	(187)	(8,220)	(9,185)
Comprehensive income attributable to the Aimco Operating Partnership	$507,203	$709,643	$340,708

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Years Ended December 31, 2019, 2018, and 2017

(In thousands)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2016	$125,000	$1,668,903	$(58)	$1,793,845	$151,121	$1,944,966
Redemption of partnership units held by non-Aimco partners	—	—	(11,882)	(11,882)	—	(11,882)
Amortization of Aimco share-based compensation cost	—	8,638	613	9,251	—	9,251
Contributions from noncontrolling interests	—	—	—	—	3,401	3,401
Effect of changes in ownership for consolidated entities	—	(160,586)	4,867	(155,719)	(157,056)	(312,775)
Cumulative effect of a change in accounting principle	—	(62,682)	(3,028)	(65,710)	—	(65,710)
Change in accumulated other comprehensive income	—	2,592	121	2,713	101	2,814
Net income	—	315,774	14,457	330,231	9,084	339,315
Distributions to noncontrolling interests	—	—	—	—	(8,367)	(8,367)
Distributions to common unitholders	—	(226,172)	(10,765)	(236,937)	—	(236,937)
Distributions to preferred unitholders	—	(8,594)	—	(8,594)	—	(8,594)
Other, net	—	271	—	271	—	271
Balances at December 31, 2017	125,000	1,538,144	(5,675)	1,657,469	(1,716)	1,655,753
Repurchases of common partnership units	—	(373,593)	—	(373,593)	—	(373,593)
Issuance of common partnership units	—	—	50,151	50,151	—	50,151
Redemption of partnership units held by non-Aimco partners	—	—	(9,639)	(9,639)	—	(9,639)
Amortization of Aimco share-based compensation cost	—	8,074	1,691	9,765	—	9,765
Effect of changes in ownership for consolidated entities	—	(19,115)	9,014	(10,101)	—	(10,101)
Change in accumulated other comprehensive income	—	1,191	69	1,260	—	1,260
Net income	—	666,227	34,417	700,644	8,220	708,864
Distributions to noncontrolling interests	—	—	(12,839)	(12,839)	(9,471)	(22,310)
Distributions to common unitholders	—	(238,067)	—	(238,067)	—	(238,067)
Distributions to preferred unitholders	—	(8,594)	—	(8,594)	—	(8,594)
Other, net	—	152	—	152	—	152
Balances at December 31, 2018	125,000	1,574,419	67,189	1,766,608	(2,967)	1,763,641
Repurchases of common partnership units held by Aimco	—	(20,682)	—	(20,682)	—	(20,682)
Redemption of preferred units held by Aimco	(125,000)	—	—	(125,000)	—	(125,000)
Issuance of Aimco Operating Partnership units	—	—	3,034	3,034	—	3,034
Redemption of Aimco Operating Partnership Units	—	6,244	(12,710)	(6,466)	—	(6,466)
Amortization of share-based compensation cost	—	5,924	3,184	9,108	—	9,108
Effect of changes in ownership of consolidated entities	—	(13,243)	9,821	(3,422)	3,422	—
Purchase of noncontrolling interest in consolidated real estate partnerships	—	—	—	—	(3,844)	(3,844)
Change in accumulated other comprehensive income	—	(599)	(38)	(637)	—	(637)
Net income	—	474,083	26,049	500,132	382	500,514
Distributions to common unitholders	—	(241,643)	—	(241,643)	—	(241,643)
Common partnership units issued to common unitholders in special distribution	—	(741)	—	(741)	—	(741)
Distributions to preferred unitholders	—	(3,246)	—	(3,246)	—	(3,246)
Distributions to noncontrolling interests	—	—	(13,087)	(13,087)	(308)	(13,395)
Other, net	—	133	—	133	19	152
Balances at December 31, 2019	$—	$1,780,649	$83,442	$1,864,091	$(3,296)	$1,860,795

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019, 2018, and 2017

(In thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$508,027	$716,603	$347,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	380,171	377,786	366,184
Provision for real estate impairment loss	—	—	35,881
Gain on dispositions of real estate and the Asset Management business	(503,168)	(677,463)	(300,849)
Income tax benefit	(3,135)	(13,027)	(30,836)
Share-based compensation expense	8,146	8,550	7,877
Amortization of debt issuance costs and other	7,629	9,023	5,666
Other, net	25	1,065	(7,694)
Changes in operating assets and operating liabilities:
Accounts receivable and other assets	(26,021)	(27,830)	(15,841)
Accounts payable, accrued liabilities and other	2,798	1,681	(15,395)
Total adjustments	(133,555)	(320,215)	44,993
Net cash provided by operating activities	374,472	396,388	392,072
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(138,311)	(242,297)	(20,372)
Capital expenditures	(393,461)	(340,489)	(358,104)
Proceeds from dispositions of real estate and the Asset Management Business	628,771	708,848	401,983
Payment for mezzanine investment and related transaction costs	(277,627)	—	—
Purchases of corporate assets	(17,584)	(7,718)	(8,899)
Proceeds from repayments on notes receivable	147	5,010	430
Other investing activities	(7,348)	(1,508)	(2,019)
Net cash (used in) provided by investing activities	(205,413)	121,846	13,019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	774,623	1,228,027	312,434
Principal repayments on non-recourse property debt	(520,027)	(976,087)	(409,167)
(Repayment of) proceeds from term loan	—	(250,000)	250,000
Net borrowings on revolving credit facility	114,640	93,200	49,230
Payment of debt issuance costs	(4,861)	(11,961)	(4,751)
Payment of debt extinguishment costs	(4,491)	(14,241)	(399)
Repurchases of common partnership units held by General Partner and Special Limited Partner	(20,682)	(373,593)	—
Redemption of preferred units from Aimco	(125,000)	—	—
Payment of distributions to preferred units	(10,954)	(16,334)	(16,358)
Payment of distributions General Partner and Special Limited Partner	(241,288)	(237,504)	(225,377)
Payment of distributions to Limited Partners	(13,399)	(11,987)	(10,668)
Payment of distributions to noncontrolling interests	(513)	(9,469)	(8,367)
Redemption of common and preferred units	(10,694)	(9,885)	(13,546)
Contribution from noncontrolling interests in consolidated real estate partnerships	4,911	—	—
Purchases of noncontrolling interests in consolidated real estate partnerships	(3,780)	(3,579)	(314,269)
Other financing activities	(2,437)	5,233	(2,462)
Net cash used in financing activities	(63,952)	(588,180)	(393,700)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	105,107	(69,946)	11,391
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	72,595	142,541	131,150
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$177,702	$72,595	$142,541

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019, 2018, and 2017

(In thousands)

	2019	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$160,961	$199,996	$196,438
Cash paid for income taxes	12,238	11,522	7,401
Non-cash transactions associated with the acquisition or disposition of real estate:
Non-recourse property debt assumed in connection with the acquisition of real estate	97,565	208,885	—
Deferred tax liability assumed in connection with the acquisition of real estate	148,809	—	—
Issuance of common OP Units in connection with acquisition of real estate	3,034	50,151	—
Non-recourse property debt assumed by buyer in connection with the disposition of the Asset Management business	—	227,708	—
Other non-cash transactions:
Recognition of right of use lease assets	54,626	—	—
Recognition of lease liabilities	59,251	—	—
Accrued capital expenditures (at end of period)	54,358	40,185	31,719
Accrued dividends on TSR restricted stock and LTIP awards (at end of period) (Note 9)	1,420	1,266	1,720

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO PROPERTIES, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, holds a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as preferred partnership units, which we refer to as preferred OP Units. As of December 31, 2019, after elimination of units held by consolidated subsidiaries, the Aimco Operating Partnership had 158,419,051 common OP Units outstanding. As of December 31, 2019, Aimco owned 148,885,197, or 94.0%, of the common OP Units of the Aimco Operating Partnership and Aimco had an equal number of shares of its Class A Common Stock outstanding, which we refer to as Common Stock.

Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.

We own and operate a portfolio of apartment communities, diversified by both geography and price point, in 17 states and the District of Columbia. As of December 31, 2019, our portfolio included 124 apartment communities with 32,839 apartment homes in which we held an average ownership of approximately 99%. We consolidated 120 of these apartment communities with 32,697 apartment homes.

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

We consolidate a variable interest entity, or VIE, in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of December 31, 2019 and 2018, Aimco consolidated six and nine VIEs, respectively, including the Aimco Operating Partnership.

As used herein, and except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a partner in a limited partnership or a member of a limited liability company.

Noncontrolling Interests in the Aimco Operating Partnership

Noncontrolling interests in Aimco Operating Partnership consist of common OP Units and preferred OP Units and are reflected in Aimco’s accompanying consolidated balance sheets as noncontrolling interests in Aimco Operating Partnership. Holders of preferred OP Units participate in the Aimco Operating Partnership’s income or loss only to the extent of their preferred distributions. Within Aimco’s consolidated financial statements, after provision for preferred OP Unit distributions, the Aimco Operating Partnership’s income or loss is allocated to the holders of common OP Units based on the weighted-average number of common OP Units (including those held by Aimco) outstanding during the period. During the years ended December 31, 2019, 2018, and 2017, the holders of common OP Units had a weighted-average ownership interest in the Aimco Operating Partnership of 6.0%, 4.9%, and 4.5%, respectively. Please refer to Note 8 for further information regarding the items comprising noncontrolling interests in the Aimco Operating Partnership. Substantially all of the assets and liabilities of Aimco are those of the Aimco Operating Partnership.

Noncontrolling Interests in Consolidated Real Estate Partnerships

We generally report the unaffiliated partners’ interests in the net assets of our consolidated real estate partnerships as noncontrolling interests in consolidated real estate partnerships within consolidated equity and partners’ capital. If a real estate partnership includes redemption rights that are not within Aimco and the Aimco Operating Partnership’s control, the noncontrolling interest is included as temporary equity or temporary capital. If the redemption right is not currently redeemable but probable of being redeemable in the future, changes in redemption value are recognized each quarter with the change in value being reflected in additional paid-in-capital.

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

Changes in our ownership interest in consolidated real estate partnerships generally consist of our purchase of an additional interest in or the sale of our entire interest in a consolidated real estate partnership. The effect on our equity and partners’ capital of our purchase of additional interests in consolidated real estate partnerships during the years ended December 31, 2019, 2018, and 2017, is shown in our consolidated statements of equity and partners’ capital. The effect on our equity and partners’ capital of sales of consolidated real estate or sales of our entire interest in consolidated real estate partnerships is reflected in our consolidated financial statements as gains or losses on dispositions of real estate and accordingly the effect on our equity and partners’ capital is reflected within the amount of net income allocated to us and to noncontrolling interests. Upon our deconsolidation of a real estate partnership following the sale of our partnership interests or liquidation of the partnership following sale of the related apartment community, we derecognize any remaining noncontrolling interest of the associated partnership previously recorded in our consolidated balance sheets.

Investments in Unconsolidated Real Estate Partnerships

We own general and limited partner interests in partnerships that either directly, or through interests in other real estate partnerships, own apartment communities. We generally account for investments in real estate partnerships that we do not consolidate under the equity method. Under the equity method, we recognize our share of the earnings or losses of the entity for the periods presented, inclusive of our share of any impairments and disposition gains or losses recognized by and related to such entities, and we present such amounts within income from unconsolidated real estate partnerships in our consolidated statements of operations.

The excess of our cost of the acquired partnership interests over our share of the partners’ equity or deficit is generally ascribed to the fair values of land and buildings owned by the partnerships. We amortize the excess cost ascribed to the buildings over the related estimated useful lives. Such amortization is recorded as an adjustment of the amounts of earnings or losses we recognize from such unconsolidated real estate partnerships.

We may also originate loans for real estate acquisitions or developments where we either expect, or have the opportunity, to participate in the residual profits from such projects. When the risks and rewards of these arrangements are similar to an equity investor or joint venture partner, we account for these arrangements as real estate investments using the equity method of accounting. We recognize as income changes in our share of net assets, adjusted for any basis differential, in mezzanine investment income, net, in our consolidated statements of operations.

Real Estate

Acquisitions

Upon the acquisition of real estate, we determine whether the purchase qualifies as an asset acquisition or, less frequently, meets the definition of an acquisition of a business. We generally recognize the acquisition of apartment communities or interests in partnerships that own communities at our cost, including the related transaction costs, as asset acquisitions.

We allocate the cost of apartment communities acquired based on the relative fair value of the assets acquired and liabilities assumed. The fair value of these assets and liabilities is determined using valuation techniques that rely on Level 2 and Level 3 inputs within the fair value framework. We determine the fair value of tangible assets, such as land, buildings, furniture, fixtures and equipment using valuation techniques that consider comparable market transactions, replacement costs and other available information. We determine the fair value of identified intangible assets or liabilities, which typically relate to in-place leases, using valuation techniques that consider the terms of the in-place leases, current market data for comparable leases and our experience in leasing similar communities.

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

Capital Additions

We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopments, developments, other tangible apartment community improvements, and replacements of existing apartment community components. Included in these capitalized costs are payroll costs associated with time spent by employees in connection with capital additions activities at the apartment community level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital additions activities. We also capitalize interest, property taxes, and insurance during periods in which construction projects are in progress. We begin capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, upon commencement of activities necessary to ready apartment communities for their intended use. These activities include when apartment communities or apartment homes are undergoing physical construction, as well as when homes are held vacant in advance of planned construction, provided that other activities such as permitting, planning and design are in progress. We cease the capitalization of costs when the apartment communities are substantially complete and ready for their intended use, which is typically when construction has been substantially completed and apartment homes are available for occupancy. Costs, including ordinary repairs, maintenance, and resident turnover costs, are charged to property operating expense as incurred.

For the years ended December 31, 2019, 2018, and 2017, we capitalized to buildings and improvements $11.8 million, $7.6 million, and $7.6 million of interest costs, respectively, and $37.8 million, $36.8 million, and $36.0 million of other direct and indirect costs, respectively.

Gain or Loss on Dispositions

Gain or loss on real estate dispositions are recognized when we no longer hold a controlling financial interest in the real estate and sufficient consideration has been received. Upon disposition, the related assets and liabilities are derecognized, and the gain or loss on disposition is recognized as the difference between the carrying amount of those assets and liabilities and the value of consideration received.

Impairment

Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an apartment community may not be recoverable, we assess its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the community. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community. As a result of our analysis, we did not recognize an impairment of our real estate and other long-lived assets to be held and used during the year ended December 31, 2019 and December 31, 2018. During the year ended December 31, 2017 we recognized an impairment related to our La Jolla Cove property, which we sold in 2018.

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

Restricted Cash

Restricted cash includes capital replacement reserves, completion repair reserves, bond sinking fund amounts, real estate tax and insurance escrow accounts held by lenders and resident security deposits.

Other Assets

As of December 31, 2019 and 2018, other assets was comprised of the following amounts (in thousands):

	2019	2018
Investments in securitization trust that holds Aimco property debt	$94,251	$83,587
Right of use lease assets	61,911	—
Goodwill and other intangible assets, net	56,905	43,424
Notes receivable, net	41,300	39,254
Software, equipment and leasehold improvements	25,750	18,309
Accounts receivable, net	20,949	16,376
Prepaid expenses, real estate taxes and insurance	12,767	25,657
Investments in unconsolidated real estate partnerships	12,759	12,650
Deferred tax asset, net (Note 10)	—	67,060
Deferred costs, deposits and other	24,880	45,224
Total other assets	$351,472	$351,541

Investments in Securitization Trust that holds Aimco Property Debt

We hold investments in a securitization trust that primarily holds certain of our property debt. These investments were initially recognized at their purchase price and the discount to the face value is being accreted into interest income over the expected term of the securities. We have designated these investments as available for sale, or AFS, debt securities and we measure these investments at fair value with changes in their fair value, other than the changes attributed to the accretion described above, recognized as an adjustment of accumulated other comprehensive income or loss within equity and partners’ capital. Please refer to Note 12 for further information regarding these debt securities.

Goodwill and Other Intangible Assets, net

As of December 31, 2019 and 2018, other assets included goodwill associated with our reportable segments of $37.8 million. We perform an annual impairment test of goodwill by evaluating qualitative factors to determine the likelihood that goodwill may be impaired. As a result of the qualitative analysis, we do not believe our goodwill is impaired as of the date of our annual test.

Deferred Costs

We defer, as debt issuance costs, lender fees and other direct costs incurred in obtaining new financing and amortize the amounts over the terms of the related loan agreements. In connection with the modification of existing financing arrangements, we defer lender fees and amortize these costs and any unamortized debt issuance costs over the term of the modified loan agreement. Debt issuance costs associated with our revolving credit facility are included in other assets in our consolidated balance sheets. Debt issuance costs associated with non-recourse property debt are presented as a direct deduction from the related liabilities in our consolidated balance sheets. When financing arrangements are repaid or otherwise extinguished prior to maturity, unamortized debt issuance costs are written off, additionally, any lender fees or other costs incurred in connection with the extinguishment are recognized as expense. Amortization and write-off of debt issuance costs and other extinguishment costs are included in interest expense in our consolidated statements of operations.

We defer leasing costs incremental to a lease that we would not have incurred if the contract had not been obtained. Amortization of these costs is included in depreciation and amortization.

Revenue from Leases

We are a lessor primarily for residential leases. We also own approximately 1.1 million square feet of commercial space across our portfolio.

In 2019 we adopted ASC 842, Leases. The adoption of the standard did not affect the accounting for leases in our position as lessor, except for how we recognize costs incurred to obtain residential leases. Please refer to the Accounting Pronouncements Adopted in the Current Year heading below for further information about this standard.

Our operating leases with residents may also provide that the resident reimburse us for certain costs, primarily the resident’s share of utilities expenses, incurred by the apartment community. These reimbursements represent revenue attributable to nonlease components for which the timing and pattern of recognition is the same as the revenue for the lease components. We adopted the practical expedient that allows us to account for the lease and nonlease components as a single component. Reimbursement and related expense are presented on a gross basis in our consolidated statements of operations, with the reimbursement included in rental and other property revenues attributable to real estate in our consolidated statements of operations. We recognize rental revenue attributed to lease components, net of any concessions, on a straight-line basis over the term of the lease.

Asset Management Business

Prior to the July 2018 sale of our Asset Management business, we provided asset management and other services to certain consolidated partnerships owning apartment communities that qualify for low-income housing tax credits and are structured to provide for the pass-through of tax credits and tax deductions to their partners. We consolidated those low-income housing tax credit partnerships in which we were the sole general partner and decision maker of the partnerships. We recognized income from asset management and other services when the related fees were earned and realized or realizable.

Depreciation and Amortization

Depreciation for all tangible assets is calculated using the straight-line method over their estimated useful lives. Acquired buildings and improvements are depreciated over a useful life based on the age, condition, and other physical characteristics of the asset. Furniture, fixtures, and equipment are generally depreciated over five years.

We depreciate capitalized costs using the straight-line method over the estimated useful life of the related improvement, which is generally 5, 15, or 30 years. We also capitalize payroll and other indirect costs incurred in connection with preparing an asset for its intended used. These costs include corporate-level costs that clearly relate to the capital addition activities, which we allocate to the applicable assets. All capitalized payroll costs and indirect costs are allocated to capital additions proportionately based on direct costs and depreciated over the estimated useful lives of such capital additions.

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

Certain homogeneous items that are purchased in bulk on a recurring basis, such as appliances, are depreciated using group methods that reflect the average estimated useful life of the items in each group. Except in the case of apartment community casualties, where the net book value of the lost asset is written off in the determination of casualty gains or losses, we generally do not recognize any loss in connection with the replacement of an existing apartment community component because normal replacements are considered in determining the estimated useful lives used in connection with our composite and group depreciation methods.

Insurance

We believe our insurance coverages insure our apartment communities adequately against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, and other perils. In addition, we have third-party insurance coverage (after self-insured retentions) that defray the costs of large workers’ compensation, health, and general liability exposures. We accrue losses based upon our estimates of the aggregate liability for uninsured losses incurred using certain actuarial assumptions followed in the insurance industry and based on our experience.

Share-Based Compensation

We issue various forms of share-based compensation, including stock options and restricted stock awards with service conditions and/or market conditions. We recognize share-based employee compensation based on the fair value on the grant date and recognize compensation cost over the awards’ requisite service periods. We reduce compensation cost related to forfeited awards in the period of forfeiture. Please refer to Note 9 for further discussion of our share-based compensation.

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

Even if Aimco qualifies as a REIT, it may be subject to United States federal income and excise taxes in various situations, such as on undistributed income. Aimco also will be required to pay a 100% tax on any net income on non-arm’s length transactions between it and a TRS (described below) and on any net income from sales of apartment communities that were held for sale in the ordinary course. The state and local tax laws may not conform to the United States federal income tax treatment, and Aimco may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business. Any taxes imposed on us reduce our operating cash flow and net income.

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

For our TRS entities, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for United States federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine, based on available evidence, that it is more likely than not that the assets will not be realized. We recognize the tax consequences associated with intercompany transfers between the Aimco Operating Partnership and TRS entities when such transactions occur. Please refer to Note 10 for further information about our income taxes.

Earnings per Share and Unit

Aimco and the Aimco Operating Partnership calculate earnings per share and unit based on the weighted-average number of shares of Common Stock or common partnership units, participating securities, common stock or common unit equivalents and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership considers both common partnership units and equivalents, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit computations. Please refer to Note 11 for further information regarding earnings per share and unit computations.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Reclassifications and Revisions

On February 20, 2019, Aimco and the Aimco Operating Partnership effected a reverse split of Common Stock and common partnership units, respectively, at a ratio of one share or unit for every 1.03119 shares or units outstanding on the date of effectiveness. The accounting guidance for recapitalization events requires that we revise Aimco’s equity and the Aimco Operating Partnership’s partners’ capital as if the reverse split had occurred at the beginning of the earliest period presented. As such, we have revised the outstanding share and unit counts, presentation of share and unit activity, and earnings per share and unit, as if the reverse split had occurred on December 31, 2016.

Accounting Pronouncements Adopted in the Current Year

Effective January 1, 2019, we adopted ASC 842 issued by the Financial Accounting Standards Board, or FASB. We elected to adopt the new standard using practical expedients that do not require a look back to expired or existing contracts for embedded leases, allow us to retain the classification of existing leases, and allow us to retain the previous accounting for the initial direct costs of existing leases. As both a lessee and a lessor, we also elected to use the practical expedient that allows us to combine revenue attributable to nonlease components with associated lease components where the timing and pattern of transfer of the components are the same. Under the new standard, a contract is or contains a lease when it provides the right to control the use of an asset for a period of time in exchange for consideration.

Lessor accounting remains largely unchanged other than how we recognize costs incurred to obtain leases. Under ASC 842, we defer leasing costs incremental to a lease that we would not have incurred if the contract had not been obtained. As a result of the practical expedient related to the combination of revenue from nonlease and lease components described above, we will combine rent payments with payments for other services we provide to our residents, including residents’ reimbursement of utility expenses. We have adopted the standard using the optional transition method that allows for prior reporting periods to remain as originally presented. Please refer to Note 4.

In 2018, the Securities Exchange Commission, or SEC, amended its rules to eliminate, modify, or integrate into other SEC requirements certain disclosure rules. The amendments are intended to simplify compliance without significantly changing the total mix of information provided to investors. The amendments created a requirement to report dividends per share or unit and changes in equity in interim periods on a comparative basis for both quarter-to-date and year-to-date periods presented.

Recent Accounting Pronouncements

In 2016, the FASB issued ASC 326, Financial Instruments-Credit Losses, which changes the method and timing of the recognition of credit losses on financial assets. The standard will require us to estimate and record credit losses over the life of a financial instrument, including receivables, at its inception. Our notes receivable and AFS debt securities are subject to the new standard. For AFS debt securities, the new standard would require us to estimate a credit loss if the fair value of the instruments are less than their carrying value of the instruments. This credit loss standard is required to be applied using a modified-retrospective approach and requires a cumulative-effect adjustment to retained earnings be recorded as of the date of adoption. We adopted the new standard on January 1, 2020. The adoption of the standard is not expected to have a material impact on our financial position or results of operations.

Note 3 — Significant Transactions

Parkmerced Mezzanine Investment

On November 26, 2019, we loaned $275 million to the partnership that owns Parkmerced Apartments. The loan accrues interest at 10% per annum with a five-year term and the right to extend for a second five-year term. Along with our mezzanine loan, we received a ten-year option to acquire a 30% interest in the partnership at a $1.0 million exercise price, increased by 30% of future capital spending to progress development and redevelopment of the partnership’s apartment homes. The existence of the option provides us with the opportunity to participate in residual profits of the partnership and in accordance with the acquisition, development, and construction guidance within ASC 310, Receivables, we account for this transaction under the equity method. Our investment balance, which represents our maximum exposure, is reflected in mezzanine investment in our consolidated balance sheets. Parkmerced Apartments is a 152-acre site in southwest San Francisco, currently improved with 3,221 rent-control apartment homes and the vested right to develop 4,093 new market-rate homes.

Acquisitions

During the year ended December 31, 2019, we acquired a 95% interest in 1001 Brickell Bay Drive, a 1.8-acre waterfront parcel in Miami, Florida, currently improved with an office building. The remaining 5% is held by an outside partner and is redeemable at the holder’s option for cash during a three-month exercise period, which begins on July 2, 2022. As the redemption of this put is not within Aimco and the Aimco Operating Partnership’s control, the noncontrolling interest is reflected in temporary equity in Aimco’s consolidated balance sheets and within temporary capital in the Aimco Operating Partnership’s consolidated balance sheets.

We also acquired One Ardmore, an apartment community located in Ardmore, Pennsylvania, a suburb of Philadelphia, and Prism, an apartment community under development in Cambridge, Massachusetts. Summarized information regarding these acquisitions is set forth in the table below (in thousands):

Purchase price	$229,711
Capitalized transaction costs	4,057
Noncontrolling interests in consolidated real estate partnership	8,250
Total consideration (1)	$242,018
Consideration allocated to building and improvements	218,752
Consideration allocated to land	162,094
Consideration allocated to intangible assets	16,500
Consideration allocated to intangible liabilities	(6,519)
Deferred tax liability assumed (2)	(148,809)
Total consideration	$242,018
(1)

Total consideration includes $97.6 million of debt assumed and issuance of 59,761 common OP Units. In accordance with GAAP, the common OP Units were valued at $50.77 per unit, the Aimco Common Stock closing price on the purchase date.

(2)

The deferred tax liability of $148.8 million resulted from the corporate structure used to complete the acquisition of 1001 Brickell Bay Drive and is due to the difference between the purchase price determined in accordance with GAAP and the tax basis of the property.

Dispositions of Apartment Communities

During the years ended December 31, 2019, 2018, and 2017, we sold apartment communities as summarized below (dollars in thousands):
	2019	2018	2017
Number of apartment communities sold	12	4	5
Number of apartment homes sold	3,596	1,334	2,291
Gain on dispositions of real estate (1)	$503,168	$175,213	$297,730
(1)	During the year ended December 31, 2019, gain on dispositions of real estate includes the expiration of indemnification liabilities related to the sale of our Asset Management business.

The apartment communities sold were predominantly located outside of our primary markets or in lower-rated locations within our primary markets and had average revenues per apartment home significantly below those of our retained portfolio.

During the year ended December 31, 2018, we also sold for $590.0 million our Asset Management business and our four affordable apartment communities located in the Hunters Point area of San Francisco. The sale resulted in a gain of $500.3 million and net cash proceeds of $512.2 million, after payment of transaction costs and repayment of property-level debt. Additionally, we sold our interest in the entities owning the La Jolla Cove property. We provided seller financing with a stated value of $48.6 million and received net cash proceeds of approximately $5.0 million.

In addition to the apartment communities we sold during the current period, from time to time we may be marketing for sale certain communities that are inconsistent with our long-term investment strategy. At the end of each reporting period we evaluate whether such communities meet the criteria to be classified as held for sale. As of December 31, 2019, no communities were classified as held for sale.

Note 4 — Leases

Lessor Arrangements

The majority of payments we receive for our residential and commercial leases are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements. Our total lease income was comprised of the following amounts for all operating leases for the year ended December 31, 2019 (in thousands):

Fixed lease income	$855,326
Variable lease income	56,424
Total lease income	$911,750

In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. Future minimum annual rental payments we will receive under commercial leases, excluding such extension options, are as follows as of December 31, 2019 (in thousands):

2020	$26,770
2021	23,277
2022	19,766
2023	15,853
2024	13,512
Thereafter	52,040
Total	$151,218

Generally, our residential leases do not provide extension options and, as of December 31, 2019, have an average remaining term of 8.8 months.

Lessee Arrangements

Beginning in 2019, we recognize right of use assets and related lease liabilities, which are included in other assets and accrued liabilities and other, respectively, in our consolidated balance sheets. We estimated the value of the lease liabilities using a discount rate equivalent to the rate we would pay on a secured borrowing with similar terms to the lease. On October 1, 2019, we revised our estimate of the incremental borrowing rate, which resulted in a reduction of our right of use assets and related lease liabilities for ground leases. The adjustment recorded to our right of use assets and lease liabilities did not impact our consolidated statements of operations.

Substantially all of the payments under our ground and office leases are fixed. We exclude options to extend the lease in our minimum lease terms unless the option is reasonably certain to be exercised. Our total lease cost for ground and office leases for the years ended December 31, 2019, 2018, and 2017 was $10.7 million, $5.1 million, and $4.8 million, respectively.

As of December 31, 2019, the ground and office leases have weighted-average remaining terms of 74.0 years and 8.4 years, respectively, and weighted-average discount rates of 6.55% and 3.22%, respectively. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in accrued liabilities and other in our consolidated balance sheets, are as follows (in thousands):

Operating Lease Future Minimum Rent
2020	$5,156
2021	5,143
2022	5,053
2023	4,363
2024	4,392
Thereafter	427,935
Total	$452,042
Less: Discount	(394,735)
Total lease liability	$57,307

Of the total lease liability as of December 31, 2019, $43.7 million of the balance relates to our ground leases, with the remainder relating to our office leases.

Note 5 — Non-Recourse Property Debt and Credit Agreement

Non-Recourse Property Debt

We finance apartment communities in our portfolio primarily using property-level, non-recourse, long-dated, fixed-rate, amortizing debt. The following table summarizes non-recourse property debt related to assets classified as held for use as of December 31, 2019 and 2018 (dollars in thousands):

	Latest Maturity Date	Interest Rate Range	Weighted-Average Interest Rate	2019	2018
Fixed-rate property debt	January 1, 2055	2.73% to 6.79%	3.93%	$4,081,221	$3,676,882
Variable-rate property debt	July 13, 2033	2.51% to 3.00%	2.88%	170,118	260,118
Debt issuance costs, net of accumulated amortization				(20,749)	(21,695)
Non-recourse property debt, net				$4,230,590	$3,915,305

Principal and interest on fixed-rate debt are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. As of December 31, 2019, our fixed-rate property debt was secured by 78 apartment communities that had an aggregate net book value of $4.3 billion.

Principal and interest on variable-rate debt are generally payable in semi-annual installments with balloon payments due at maturity. As of December 31, 2019, our variable-rate property debt was secured by seven apartment communities that had an aggregate net book value of $105.7 million.

These non-recourse property debt instruments contain covenants common to the type of borrowing, and as of December 31, 2019, we were in compliance with all such covenants.

As of December 31, 2019, the scheduled principal amortization and maturity payments for the non-recourse property debt were as follows (in thousands):

	Amortization	Maturities	Total
2020	$92,177	$78,930	$171,107
2021 (1)	83,427	598,263	681,690
2022	78,909	260,671	339,580
2023	71,332	249,251	320,583
2024	67,561	285,517	353,078
Thereafter	391,512	1,993,789	2,385,301
Total	$784,918	$3,466,421	$4,251,339
(1)	Pursuant to the terms of our loan agreements, we may prepay in 2020 $246.5 million of loans maturing in 2021, without penalty.

Revolving Credit Facility

We have a revolving credit facility with a syndicate of financial institutions. Our revolving credit facility provides for $800.0 million of revolving loan commitments. As of December 31, 2019 and 2018, we had $275.0 million and $160.4 million, respectively, of outstanding borrowings under our revolving credit facility. The interest rate on our outstanding borrowings was 3.00% and 3.93% as of December 31, 2019 and 2018, respectively. As of December 31, 2019, after outstanding borrowings and $7.2 million of undrawn letters of credit backed by the Credit Agreement, our available borrowing capacity was $517.8 million.

Borrowings against the revolving loan commitments bear interest at a rate set forth on a pricing grid, which rate varies based on our credit rating as assigned by specified rating agencies (LIBOR plus 1.20%, or, at our option, a base rate plus 0.20% as of December 31, 2019). The revolving credit facility matures on January 22, 2022. The revolving credit facility provides that we may make distributions to our investors during any four consecutive quarters in an aggregate amount that does not exceed the greater of 95% of our funds from operations, as defined by Nareit, for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain Aimco’s REIT status.

Note 6 — Commitments and Contingencies

Commitments

In connection with our redevelopment, development, and other capital improvement activities, we have entered into various construction-related contracts and we have made commitments to complete redevelopment and development of certain apartment communities, pursuant to financing or other arrangements. As of December 31, 2019, our commitments related to active redevelopments and developments totaled approximately $254.5 million, most of which we expect to incur during the next 12 months.

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

We are engaged in discussions with the Environmental Protection Agency, or EPA, regarding contaminated groundwater near an Indiana apartment community that has not been owned by us since 2008. The contamination allegedly derives from a dry cleaner that operated on our former property, prior to our ownership. We undertook a voluntary remediation of the dry cleaner contamination under state oversight. In 2016, EPA listed our former community and a number of residential communities in the vicinity on the National Priorities List, or NPL (i.e., as a Superfund site). In May 2018, we prevailed on our federal judicial appeal vacating the Superfund listing. We continue to work with EPA to identify options for clean-up of the site outside the Superfund program. Although the outcome of these processes are uncertain, we do not expect their resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

We also have a contingent liability related to a property in Lake Tahoe, California, regarding environmental contamination from the historic operation of a dry cleaner. An entity owned by us was the former general partner of a now-dissolved partnership that previously owned a site that was a laundromat with a self-service dry-cleaning machine. That entity and the current property owner have been remediating the site since 2009, under the oversight of the Lahontan Regional Water Quality Control Board, or Lahontan. In May 2017, Lahontan issued a final cleanup and abatement order that names four potentially-responsible parties, acknowledges that there may be additional responsible parties, and requires the named parties to perform additional groundwater investigation and corrective actions with respect to onsite and offsite contamination. We are appealing the final order while simultaneously complying with it. Although the outcome of this process is uncertain, we do not expect its resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of December 31, 2019, are immaterial to our consolidated financial condition, results of operations and cash flows.

Note 7 — Aimco Equity

Preferred Stock

During the year ended December 31, 2019, Aimco redeemed all of the outstanding shares of its 6.88% Class A Cumulative Preferred Stock. Aimco’s Class A Preferred Stock had a $0.01 per share par value, was senior to Aimco’s Common Stock, had a liquidation preference per share of $25.00.

In connection with the redemption of Aimco preferred stock, the Aimco Operating Partnership redeemed from Aimco a number of Preferred Partnership Units equal to the number of shares redeemed by Aimco.

Common Stock

During the years ended December 31, 2019, 2018, and 2017, Aimco declared dividends per common share of $1.56, $1.52 and $1.44, respectively.

On February 3, 2019, Aimco’s Board of Directors authorized a reverse stock split, in which every 1.03119 Aimco common share was combined into one Aimco common share, effective at the close of business on February 20, 2019. On the same date, the Board of Directors also declared a special dividend on the Aimco Common Stock that consisted of $67.1 million in cash, 4.5 million shares of Aimco Common Stock, and $0.4 million of cash paid in lieu of issuing fractional units. We paid the special dividend on March 22, 2019, to stockholders of record as of February 22, 2019. The special dividend amount included the regular quarterly cash dividend of $0.39 per share.

Stockholders had the opportunity to elect to receive the special dividend in the form of all cash or all stock, subject to proration if either option was oversubscribed. Aimco’s Board of Directors also authorized a reverse stock split intended to neutralize the dilutive impact of the stock issued in the special dividend. As a result, the total number of shares outstanding after the stock dividend and reverse split was unchanged from the number of shares outstanding immediately prior to the two actions. All equity and earnings per share data, including the number of shares outstanding, have been retroactively adjusted to reflect the reverse stock split for all periods presented in this Annual Report on Form 10-K.

Change to our charter

On February 24, 2020, pursuant to Maryland law and our charter, our Board of Directors reclassified into Common Stock, all of the authorized and unissued shares of each of the following classes of preferred stock: Class Z Cumulative Preferred Stock, Class A Cumulative Preferred Stock, and Series A Community Reinvestment Act Preferred Stock. The reclassification increases the number of authorized shares classified as Common Stock by 9,800,240 shares, from 500,787,260 shares immediately prior to the reclassification to 510,587,500 shares immediately after the reclassification. The reclassification does not impact any of our issued and outstanding shares of preferred stock.

Registration Statements

Aimco and the Aimco Operating Partnership have a shelf registration statement that provides for the issuance of equity and debt securities by Aimco and debt securities by the Aimco Operating Partnership.

Note 8 —Partners’ Capital

Redeemable Preferred OP Units

The Aimco Operating Partnership has outstanding various classes of redeemable preferred OP Units. As of December 31, 2019 and 2018, the Aimco Operating Partnership had the following classes of preferred OP Units (stated at their redemption values, in thousands, except unit and per unit data):

	Distributions per Annum		Units Issued and Outstanding		Redemption Values
Class of Preferred Units	Percent	Per Unit	2019	2018	2019	2018
Class One	8.75%	$8.00	90,000	90,000	$8,229	$8,229
Class Two	1.92%	$0.48	11,122	14,240	278	356
Class Three	7.88%	$1.97	1,338,524	1,338,524	33,463	33,463
Class Four	8.00%	$2.00	644,954	644,954	16,124	16,124
Class Six	8.50%	$2.13	773,693	773,693	19,342	19,342
Class Seven	7.87%	$1.97	26,150	27,960	654	699
Class Nine	6.00%	$1.50	78,956	243,112	1,974	6,078
Class Ten	6.00%	$1.50	680,000	680,000	17,000	17,000
Total			3,643,399	3,812,483	$97,064	$101,291

Each class of preferred OP Units is currently redeemable at the holders’ option. The Aimco Operating Partnership, at its sole discretion, may settle such redemption requests in cash or cause Aimco to issue shares of its Common Stock with a value equal to the redemption price. In the event the Aimco Operating Partnership requires Aimco to issue shares of Common Stock to settle a redemption request, the Aimco Operating Partnership would issue to Aimco a corresponding number of common OP Units. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Subject to certain conditions, the Class Four and Class Six preferred OP Units may be converted into common OP Units.

These redeemable units are classified within temporary equity in Aimco’s consolidated balance sheets and within temporary capital in the Aimco Operating Partnership’s consolidated balance sheets.

During the years ended December 31, 2019, 2018, and 2017, approximately 169,000, 10,000 and 67,000 preferred OP Units, respectively, were redeemed in exchange for cash, and no preferred OP Units were redeemed in exchange for shares of Aimco Common Stock or common OP Units.

The following table presents a reconciliation of the Aimco Operating Partnership’s preferred OP Units during the year ended December 31, 2019 (in thousands):

2019
Balance at January 1	$101,291
Preferred distributions	(7,708)
Redemption of preferred units	(4,227)
Net income	7,708
Balance at December 31	$97,064

Aimco Operating Partnership Partners’ Capital

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

During the years ended December 31, 2019, 2018, and 2017, approximately 129,000, 224,000 and 268,000 common OP Units, respectively, were redeemed in exchange for cash. During the year ended December 31, 2019, 127,000 common OP Units were redeemed in exchange for shares of Common Stock. No common OP Units were redeemed in exchange for Aimco Common Stock during the years ended December 31, 2018 and 2017.

The holders of the common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock. During the years ended December 31, 2019, 2018, and 2017, the Aimco Operating Partnership declared distributions per common unit of $1.56, $1.52 and $1.44, respectively.

On February 3, 2019, the Board of Directors of the Aimco Operating Partnership’s general partner authorized a reverse unit split and special distribution in the same form and with the same timing as the reverse stock split and special dividend discussed in Note 7 above. The special distribution to the holders of Aimco Operating Partnership common partnership units that consisted of $72.7 million in cash, 4.8 million common partnership units and $0.4 million of cash paid in lieu of issuing fractional units. Total common partnership units outstanding prior to and following both transactions was unchanged.

Note 9 — Share-Based Compensation

We have a stock award and incentive program to attract and retain officers and independent directors. As of December 31, 2019, approximately 3.9 million shares were available for issuance under our Amended and Restated 2015 Stock Award and Incentive Plan, or the 2015 Plan. The total number of shares available for issuance under this plan may increase due to any forfeiture, cancellation, exchange, surrender, termination or expiration of an award outstanding under our 2007 Stock Award and Incentive Plan. Awards under the 2015 Plan may be in the form of incentive stock options, non-qualified stock options and restricted stock, or other types of awards as authorized under the plan.

Our plans are administered by the Compensation and Human Resources Committee of Aimco’s Board of Directors. In the case of stock options, the exercise price of the options granted may not be less than the fair market value of a share of Common Stock at the date of grant.

Total compensation cost recognized for share-based awards was as follows for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	2019	2018	2017
Share-based compensation expense (1)	$8,146	$8,550	$7,877
Capitalized share-based compensation (2)	962	1,215	1,374
Total share-based compensation (3)	$9,108	$9,765	$9,251

(1)	Amounts are recorded in general and administrative expenses on the consolidated statements of operations.
(2)	Amounts are recorded in building and improvements on the consolidated balance sheets.
(3)

Amounts are recorded in additional paid-in capital and common noncontrolling interests in the Aimco Operating Partnership on the Aimco consolidated balance sheets, and in general partner and special limited partner and limited partners on the Aimco Operating Partnership consolidated balance sheets.

As of December 31, 2019, total unvested compensation cost not yet recognized was $10.3 million. We expect to recognize this compensation over a weighted-average period of approximately 1.6 years.

We grant stock options and restricted stock awards that are subject to time-based vesting and require continuous employment, typically over a period of four years from the grant date, and we refer to these awards as Time-Based Stock Options and Time-Based Restricted Stock, respectively. We also grant stock options, restricted stock awards, and two forms of long-term incentive partnership units, or LTIP units, that vest conditioned on Aimco’s total shareholder return, or TSR, relative to the NAREIT Equity Apartment Index (60% weighting) and the MSCI US REIT Index (40% weighting) over a forward-looking performance period of three years. We refer to these awards as TSR Stock Options, TSR Restricted Stock, TSR LTIP I units, and TSR LTIP II units. Vested LTIP II units may be converted at the holders’ option to LTIP Units for a strike price over a term of 10 years. Earned TSR-based awards, if any, will vest 50% on each of the third anniversary and fourth anniversary of the grant date, based on continued employment. Our Time-Based Stock Options and TSR Stock Options expire generally 10 years from the date of grant.

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

We had Time-Based Stock Options, Time-Based Restricted Stock, TSR Stock Options, TSR Restricted Stock, TSR LTIP I units and TSR LTIP II units outstanding as of December 31, 2019.

Stock Options

The following table summarizes activity for our outstanding stock options, for the years ended December 31, 2019, 2018, and 2017 (options in thousands):

	2019		2018		2017
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of year	646	$40.12	648	$40.08	675	$29.55
Granted	—	—	—	—	184	44.07
Exercised	(5)	8.92	(2)	28.33	(211)	9.90
Forfeited	—	—	—	—	—	—
Outstanding at end of year	641	$40.30	646	$40.12	648	$40.08
Exercisable at end of year	458	$38.78	186	$38.18	128	$37.59

The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option. As of December 31, 2019, stock options outstanding had an aggregate intrinsic value of $7.3 million and a weighted-average remaining contractual term of 6 years. Stock options exercisable as of December 31, 2019, had an aggregate intrinsic value of $5.9 million and a weighted-average remaining contractual term of 5.5 years. The intrinsic value of stock options exercised during the years ended December 31, 2019, 2018, and 2017, was $0.1 million, $0.0 million and $7.1 million, respectively.

During 2017, we granted TSR Stock Options. The weighted-average grant date fair value of stock options granted during the year ended 2017 was $11.39 per option.

Time-Based Restricted Stock Awards

The following table summarizes activity for Time-Based Restricted Stock awards for the years ended December 31, 2019, 2018, and 2017 (shares in thousands):

	2019		2018		2017
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	121	$40.82	155	$37.63	241	$33.61
Granted	48	47.71	49	40.01	44	44.07
Vested	(75)	42.76	(83)	34.42	(130)	32.35
Forfeited	(2)	38.80	—	—	—	—
Unvested at end of year	92	$42.86	121	$40.82	155	$37.63

The aggregate fair value of Time-Based Restricted Stock awards and TSR Restricted Stock awards that vested during the years ended December 31, 2019, 2018, and 2017 was $13.7 million, $8.4 million and $6.0 million, respectively.

TSR Restricted Stock Awards

The following table summarizes activity for TSR Restricted Stock awards for the years ended December 31, 2019, 2018, and 2017 (shares in thousands):

	2019		2018		2017
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	171	$41.65	246	$40.70	208	$39.66
Granted (1)	39	54.73	44	41.71	38	46.39
Change in awards (2)	216	39.67	—	—	—	—
Vested	(213)	39.67	(119)	39.72	—	—
Unvested at end of year	213	$43.99	171	$41.65	246	$40.70

(1)	Based on target performance payout.
(2)	Represents the change in the number of restricted stock awards earned at the end of the measurement period.

TSR LTIP I Units

The following table summarizes activity for TSR LTIP I units for the years ended December 31, 2019, 2018, and 2017 (units in thousands):

	2019		2018		2017
	Number of Units	Weighted-Average Grant-Date Fair Value	Number of Units	Weighted-Average Grant-Date Fair Value	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	93	$43.78	45	$46.21	—	$—
Granted	6	55.17	48	41.48	45	46.21
Unvested at end of year	99	$44.38	93	$43.78	45	$46.21

TSR LTIP II Units

The following table summarizes activity for TSR LTIP II units for the years ended December 31, 2019 and 2018 (units in thousands):

	2019		2018
	Number of Units	Weighted-Average Grant-Date Fair Value	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	243	$8.29	—	$—
Granted	356	12.03	243	8.29
Unvested at end of year	599	$10.51	243	$8.29

Determination of Grant-Date Fair Value of Awards

We estimated the fair value of TSR-based awards granted in 2019, 2018, and 2017 using a Monte Carlo model with the assumptions set forth in the table below.

The risk-free interest rate reflects the annualized yield of a zero coupon United States Treasury security with a term equal to the expected term of the awards. The expected dividend yield reflects expectations regarding cash dividend amounts per share paid on Aimco’s Common Stock during the expected term of the awards. Expected volatility reflects an average of the historical volatility of Aimco’s Common Stock during the historical period commensurate with the expected term of the award that ended on the date of grant, and the implied volatility is calculated from observed call option contracts closest to the expected term. The derived vesting period of TSR Restricted Stock and TSR LTIP I units was determined based on the graded vesting terms. The expected term of the TSR-options and TSR LTIP II units was based on historical exercises and post-vesting terminations. The valuation assumptions for the 2019, 2018, and 2017 grants were as follows:

	2019	2018	2017
Grant date market value of a common share	$49.24	$40.95	$44.07
Risk-free interest rate	2.59% - 2.66%	2.32% - 2.68%	1.57% - 2.22%
Dividend yield	3.09%	3.52%	3.27%
Expected volatility	19.08% - 19.24%	17.64% - 18.02%	21.33% - 23.00%
Derived vesting period of TSR Restricted Stock and TSR LTIP I units	3.4 years	3.4 years	3.4 years
Weighted average expected term of TSR Stock Options and LTIP II units	5.8 years	5.6 years	5.8 years

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

Note 10 — Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of the TRS entities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax liabilities:
Real estate and real estate partnership basis differences	$126,269	$12,058
Deferred tax assets:
Tax credit carryforwards	$53,776	$67,530
Net operating, capital and other loss carryforwards	6,147	7,022
Accruals and expenses	6,138	7,432
Management contracts and other	1,379	2,064
Total deferred tax assets	67,440	84,048
Valuation allowance	(4,766)	(4,930)
Net deferred tax (liabilities) assets	$(63,595)	$67,060

As of December 31, 2019, deferred tax liabilities, net, were presented in accrued liabilities and other in our consolidated balance sheets. As of December 31, 2018, deferred tax assets, net, were presented in other assets in our consolidated balance sheets.

During the year ended December 31, 2019, we recognized a $148.8 million deferred tax liability in connection with the acquisition of 1001 Brickell Bay Drive, as discussed in Note 3.

As of December 31, 2019, we had federal and state net operating loss carryforwards, or NOLs, for which the deferred tax asset was approximately $6.1 million, before a valuation allowance of $4.8 million. The NOLs expire in years 2020 to 2038. Subject to certain separate return limitations, we may use these NOLs to offset a portion of state taxable income generated by our TRS entities. As of December 31, 2019, we also had low-income housing and rehabilitation tax credit carryforwards and corresponding deferred tax assets of approximately $53.8 million for income tax purposes that expire in years 2035 to 2039.

A reconciliation of the beginning and ending balance of our unrecognized tax benefits is presented below (in thousands):

	2019	2018	2017
Balance at January 1	$2,618	$2,476	$2,286
Additions based on tax position taken in current year	2,758	—	—
Additions based on tax positions related to prior years	226	142	190
Reductions as a result of a lapse of the applicable statutes	(522)	—	—
Balance at December 31	$5,080	$2,618	$2,476

Because the statute of limitations has not yet elapsed, our United States federal income tax returns for the year ended December 31, 2014, and subsequent years and certain of our State income tax returns for the year ended December 31, 2014, and subsequent years are currently subject to examination by the IRS or other taxing authorities. If recognized, the unrecognized benefit would affect the effective rate.

In 2014, the IRS initiated an audit of the Aimco Operating Partnership’s 2011 and 2012 tax years. This audit was concluded during the year ended December 31, 2019, with no material effect on our tax benefits, financial condition or results of operations.

Our policy is to include any interest and penalties related to income taxes within the income tax line item in our consolidated statements of operations.

In accordance with the accounting requirements for stock-based compensation, we may recognize tax benefits in connection with the exercise of stock options by employees of our TRS entities and the vesting of restricted stock awards. We recognize the tax effects related to stock-based compensation through earnings in the period the compensation was recognized.

Significant components of the income tax benefit or expense are as follows and are classified within income tax benefit in our consolidated statements of operations for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	2019	2018	2017
Current:
Federal	$6,115	$11,269	$(938)
State	8,982	10,537	525
Total current	15,097	21,806	(413)
Deferred:
Federal	(12,891)	(29,243)	(10,908)
State	(5,341)	(5,590)	(3,621)
Revaluation of deferred taxes due to change in tax rate	—	—	(15,894)
Total deferred	(18,232)	(34,833)	(30,423)
Total benefit	$(3,135)	$(13,027)	$(30,836)

Consolidated income or loss subject to tax consists of pretax income or loss of our TRS entities and income and gains retained by the REIT. For the years ended December 31, 2019, 2018, and 2017, we had consolidated net loss subject to tax of $21.2 million, net income subject to tax of $158.6 million, and net loss subject to tax of $55.6 million, respectively. Net loss subject to tax for the year ended December 31, 2019 included a $7.7 million net loss of a foreign subsidiary.

The reconciliation of income tax attributable to operations computed at the United States statutory rate to income tax benefit is shown below (dollars in thousands):

	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
Tax (benefit) provision at United States statutory rates on consolidated income or loss subject to tax	$(4,442)	21.0%	$33,296	21.0%	$(19,459)	35.0%
United States branch profits tax on losses of a foreign subsidiary	(1,813)	8.6%	—	—%	—	—%
State income tax expense, net of federal tax (benefit) expense	3,935	(18.6%)	12,252	7.7%	(1,769)	3.2%
Establishment of deferred tax asset related to partnership basis difference (1)	—	—%	—	—%	(3,501)	6.3%
Effect of permanent differences	(138)	0.7%	302	0.2%	(1,629)	2.9%
Tax effect of intercompany transactions (2)	—	—%	(33,250)	(21.0%)	—	—%
Tax credits	(667)	3.2%	(6,897)	(4.4%)	(9,607)	17.3%
Tax reform revaluation (3)	—	—%	288	0.2%	(15,894)	28.6%
(Decrease) increase in valuation allowance (4)	(164)	0.8%	(20,434)	(12.9%)	21,023	(37.8%)
Other	154	(0.7%)	1,416	0.9%	—	—%
Total income tax benefit	$(3,135)	15.0%	$(13,027)	(8.3%)	$(30,836)	55.5%
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

(4)

2019 includes a $0.2 million release of a valuation allowance for expired state NOL carryforwards. 2017 includes a $15.4 million valuation allowance against the deferred tax assets associated with rehabilitation tax credits due to the lower federal tax rate under the 2017 Act. This valuation allowance was reversed in 2018 as a result of the sale of our Asset Management business.

Income taxes paid totaled approximately $12.2 million, $11.5 million and $7.4 million in the years ended December 31, 2019, 2018, and 2017, respectively.

For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, capital gains, qualified dividends and unrecaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2019, 2018, and 2017, dividends per share held for the entire year were estimated to be taxable as follows:

	2019		2018		2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.66	20.7%	$0.51	33.4%	$0.75	51.5%
Capital gains	1.29	40.4%	0.93	61.2%	0.51	35.7%
Qualified dividends	0.66	20.7%	—	—%	0.02	1.6%
Unrecaptured Section 1250 gain	0.58	18.2%	0.08	5.4%	0.16	11.2%
Total	$3.19	100.0%	$1.52	100.0%	$1.44	100.0%

Note 11 — Earnings per Share and per Unit

Aimco and the Aimco Operating Partnership calculate basic earnings per common share and basic earnings per common unit based on the weighted-average number of shares of Common Stock and common partnership units outstanding. We calculate diluted earnings per share and diluted earnings per unit taking into consideration dilutive common stock and common partnership unit equivalents and dilutive convertible securities outstanding during the period.

Our common stock and common partnership unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. These equivalents also include unvested TSR Restricted Stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and common partnership units outstanding equal to the number of the shares that vest. Common partnership unit equivalents also include unvested long-term incentive partnership units. We include in the denominator securities with dilutive effect in calculating diluted earnings per share and per unit during these periods.

Our Time-Based Restricted Stock awards receive non-forfeitable dividends similar to shares of Common Stock and common partnership units prior to vesting, and our TSR LTIP I units and TSR LTIP II units receive non-forfeitable distributions based on specified percentages of the distributions paid to common partnership units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the years ended December 31, 2019, 2018, and 2017 are as follows (in thousands, except per share and per unit data):

	2019	2018	2017
Earnings per share
Numerator:
Basic and dilutive net income attributable to Aimco common stockholders	$466,144	$656,597	$306,861

Denominator - shares:
Basic weighted-average Common Stock outstanding	147,718	151,152	151,595
Dilutive share equivalents outstanding	226	182	465
Dilutive weighted-average Common Stock outstanding	147,944	151,334	152,060

Earnings per share – basic	$3.16	$4.34	$2.02
Earnings per share – dilutive	$3.15	$4.34	$2.02

Non-dilutive share equivalents outstanding	—	269	184

Earnings per unit
Numerator:
Basic and dilutive net income attributable to the Aimco Operating Partnership's common unitholders	$492,177	$690,874	$321,300

Denominator - units
Basic weighted-average common partnership units outstanding	155,882	158,890	158,793
Dilutive partnership unit equivalents outstanding	335	183	464
Dilutive weighted-average common partnership units outstanding	156,217	159,073	159,257

Earnings per unit – basic	$3.16	$4.35	$2.02
Earnings per unit – dilutive	$3.15	$4.34	$2.02

Non-dilutive partnership unit equivalents outstanding	—	269	184

As discussed in Note 7, the Aimco Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The Aimco Operating Partnership may redeem these units for cash, or at its option, shares of Common Stock. As of December 31, 2019, these preferred OP Units were potentially redeemable for approximately 1.9 million shares of Common Stock (based on the period end market price), or cash. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations for the periods presented above, and we expect to exclude them in future periods.

Note 12 — Fair Value Measurements

Recurring Fair Value Measurements

We measure at fair value on a recurring basis our investment in the securitization trust that holds certain of our property debt, which we classify as AFS debt securities. These investments are presented within other assets in the consolidated balance sheets.  We hold several positions in the securitization trust that pay interest currently and we also hold the first loss position in the securitization trust, which accrues interest over the term of the investment. These investments were acquired at a discount to face value and we are accreting the discount to the $100.9 million face value of the investments through interest income using the effective interest method over the remaining expected term of the investments, which as of December 31, 2019, was approximately 1.6 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $90.0 million and $83.6 million at December 31, 2019 and 2018, respectively.

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

The following table summarizes fair value for our AFS debt securities as of December 31, 2019 and 2018 (in thousands):

	As of December 31,
	2019				2018
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
AFS debt securities	$94,251	$—	$94,251	$—	$88,457	$—	$88,457	$—

Non-Recurring Fair Value Measurements

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, accounts receivables and payables approximated their fair value as of December 31, 2019 and 2018, due to their relatively short-term nature and high probability of realization. The carrying amounts of notes receivable and the revolving credit facility approximated their estimated fair value as of December 31, 2019. We estimate the fair value of our non-recourse property debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered apartment communities within our portfolio. We classify the fair value of our non-recourse property debt within Level 2 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate its fair value.

The following table summarizes carrying value and fair value of our non-recourse property debt as of December 31, 2019 and 2018 (in thousands):

	As of December 31,
	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$4,251,339	$4,298,630	$3,937,000	$3,893,171

Note 13 — Business Segments

In 2019, as a result of the 2018 sale of the Asset Management business, we revised the information regularly reviewed by our chief executive officer, who is our chief operating decision maker, to assess our operating performance. We have determined we have four segments: Same Store, Redevelopment and Development, Acquisition, and Other Real Estate.

Our Same Store segment includes communities that have reached a stabilized level of operations as of the beginning of a two-year comparable period and maintained it throughout the current and comparable prior year, and are not expected to be sold within 12 months. Our Redevelopment and Development segment includes apartment communities that are currently under construction that have not achieved a stabilized level of operations, and those that have been completed in recent years that have not achieved and maintained stabilized operations for both the current and comparable prior year. Our Acquisition segment includes communities that we have acquired since the beginning of a two-year comparable period. Our Other Real Estate segment primarily includes communities that are subject to limitations on rent increases, communities that we expect to sell within 12 months but do not yet meet the criteria to be classified as held for sale, certain retail spaces and 1001 Brickell Bay Drive.

Our chief operating decision maker uses proportionate property net operating income to assess the operating performance of our apartment communities. Proportionate property net operating income is defined as our share of rental and other property revenues, excluding utility costs reimbursed by residents, less our share of property operating expenses, net of utility reimbursements, for consolidated communities. In our consolidated statements of operations, utility reimbursements are included in rental and other property revenues attributable to real estate, in accordance with GAAP.

As of December 31, 2019, our Same Store segment included 91 consolidated apartment communities with 26,649 apartment homes; our Redevelopment and Development segment included seven consolidated communities with 3,143 homes; our Acquisition segment included seven consolidated communities with 1,590 homes; and our Other Real Estate segment included 15 consolidated communities with 1,315 homes and one office building.

The following tables present the revenues, proportionate property net operating income and income before income tax benefit of our segments on a proportionate basis and excluding our proportionate share of four apartment communities with 142 apartment homes that we neither manage nor consolidate, and amounts related to communities sold as of December 31, 2019 for the years ended December 31, 2019, 2018, and 2017 (in thousands):
	Same Store	Redevelopment and Development	Acquisition	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year ended December 31, 2019:
Total revenues	$691,379	$75,522	$42,038	$45,105	$33,450	$26,800	$914,294
Property operating expenses attributable to real estate	181,802	27,919	11,715	17,717	31,140	40,928	311,221
Other operating expenses not allocated to segments (3)	—	—	—	—	—	446,300	446,300
Total operating expenses	181,802	27,919	11,715	17,717	31,140	487,228	757,521
Proportionate property net operating income	509,577	47,603	30,323	27,388	2,310	(460,428)	156,773
Other items included in income before income tax benefit (4)	—	—	—	—	—	348,119	348,119
Income before income tax benefit	$509,577	$47,603	$30,323	$27,388	$2,310	$(112,309)	$504,892

	Same Store	Redevelopment and Development	Acquisition	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year ended December 31, 2018:
Total revenues	$665,835	$76,687	$27,923	$37,647	$31,442	$132,876	$972,410
Property operating expenses attributable to real estate	177,466	27,836	7,689	14,910	29,323	50,677	307,901
Other operating expenses not allocated to segments (3)	—	—	—	—	—	448,753	448,753
Total operating expenses	177,466	27,836	7,689	14,910	29,323	499,430	756,654
Proportionate property net operating income	488,369	48,851	20,234	22,737	2,119	(366,554)	215,756
Other items included in income before income tax benefit (4)	—	—	—	—	—	487,820	487,820
Income before income tax benefit	$488,369	$48,851	$20,234	$22,737	$2,119	$121,266	$703,576

	Same Store	Redevelopment and Development	Acquisition	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year ended December 31, 2017:
Total revenues	$626,311	$72,995	$—	$36,869	$39,776	$229,486	$1,005,437
Property operating expenses attributable to real estate	171,167	26,471	—	14,121	29,782	77,585	319,126
Other operating expenses not allocated to segments (3)	—	—	—	—	—	492,328	492,328
Total operating expenses	171,167	26,471	—	14,121	29,782	569,913	811,454
Proportionate property net operating income	455,144	46,524	—	22,748	9,994	(340,427)	193,983
Other items included in income before income tax benefit (4)	—	—	—	—	—	122,260	122,260
Income before income tax benefit	$455,144	$46,524	$—	$22,748	$9,994	$(218,167)	$316,243
(1)

Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the results of consolidated apartment communities in our segments, which are included in the related consolidated amounts, but excluded from proportionate property net operating income for our segment evaluation. Also includes the reclassification of utility reimbursements from revenues to property operating expenses for the purpose of evaluating segment results. Utility reimbursements are included in rental and other property revenues attributable to real estate in our consolidated statements of operations prepared in accordance with GAAP.

(2)

Includes the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any, and the operating results of communities owned by consolidated partnerships served by our Asset Management business prior to its sale in July 2018. Corporate and Amounts Not Allocated to Segments also includes property management expenses and casualty gains and losses, which are included in consolidated property operating expenses and are not part of our segment performance measure.

(3)

Other operating expenses not allocated to segments consists of property operating expenses of partnerships served by our Asset Management business prior to its sale in July 2018, depreciation and amortization, general and administrative expenses and other operating expenses including provision for real estate impairment loss, which are not included in our measure of segment performance.

(4)	Other items included in income before income tax benefit primarily consists of gain on dispositions of real estate and the Asset Management business and interest expense.

The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):
	December 31, 2019	December 31, 2018
Same Store	$3,982,586	$4,068,880
Redevelopment and Development	946,390	792,126
Acquisition	623,037	507,190
Other Real Estate	647,725	327,092
Corporate and other assets (1)	629,001	494,716
Total consolidated assets	$6,828,739	$6,190,004
(1)

Includes the assets not allocated to our segments, primarily corporate assets, assets of apartment communities which were sold or classified as held for sale as of December 31, 2019, and the Asset Management business.

For the years ended December 31, 2019, 2018, and 2017, capital additions related to our segments were as follows (in thousands):
	2019	2018	2017
Same Store	$153,944	$171,869	$215,130
Redevelopment and Development	194,498	138,103	84,712
Acquisition	33,122	14,228	—
Other Real Estate	20,011	6,314	12,044
Total capital additions	$401,575	$330,514	$311,886

Note 14 — Unaudited Summarized Consolidated Quarterly Information

Aimco

Aimco’s summarized unaudited consolidated quarterly information for the years ended December 31, 2019 and 2018, is provided below (in thousands, except per share amounts):
	Quarter
2019	First	Second	Third	Fourth
Total revenues	$230,235	$224,200	$229,827	$230,032
Net income	291,295	69,996	3,970	142,766
Net income attributable to Aimco common stockholders	271,568	59,234	2,003	133,339
Net income attributable to Aimco common stockholders per common share – basic	$1.88	$0.40	$0.01	$0.90
Net income attributable to Aimco common stockholders per common share – diluted	$1.88	$0.40	$0.01	$0.90

	Quarter
2018	First	Second	Third	Fourth
Total revenues	$247,720	$250,187	$242,481	$232,022
Net income	95,690	7,156	603,917	9,840
Net income attributable to Aimco common stockholders	81,525	2,817	567,029	5,226
Net income attributable to Aimco common stockholders per common share – basic	$0.54	$0.02	$3.73	$0.04
Net income attributable to Aimco common stockholders per common share – diluted	$0.54	$0.02	$3.73	$0.04

The Aimco Operating Partnership

The Aimco Operating Partnership’s summarized unaudited consolidated quarterly information for the years ended December 31, 2019 and 2018, is provided below (in thousands, except per unit amounts):

	Quarter
2019	First	Second	Third	Fourth
Total revenues	$230,235	$224,200	$229,827	$230,032
Net income	291,295	69,996	3,970	142,766
Net income attributable to the Partnership’s common unitholders	286,639	62,817	2,138	140,583
Net income attributable to the Partnership’s common unitholders per common unit – basic	$1.88	$0.40	$0.01	$0.90
Net income attributable to the Partnership’s common unitholders per common unit – diluted	$1.88	$0.40	$0.01	$0.90

	Quarter
2018	First	Second	Third	Fourth
Total revenues	$247,720	$250,187	$242,481	$232,022
Net income	95,690	7,156	603,917	9,840
Net income attributable to the Partnership’s common unitholders	85,274	2,949	597,100	5,551
Net income attributable to the Partnership’s common unitholders per common unit – basic	$0.54	$0.02	$3.73	$0.04
Net income attributable to the Partnership’s common unitholders per common unit – diluted	$0.54	$0.02	$3.72	$0.04

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO PROPERTIES, L.P.

SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2019

(In Thousands Except Apartment Home Data)

								(2)	As of December 31, 2019
		(1)				Initial Cost		Cost Capitalized				(4)
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost	(5)
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances
Same Store Sales:
100 Forest Place	High Rise	Dec 1997	Oak Park, IL	1987	234	$2,664	$18,815	$11,145	$2,664	$29,960	$32,624	$(16,676)	$15,948	$34,453
118-122 West 23rd Street	High Rise	Jun 2012	New York, NY	1987	42	14,985	23,459	6,914	14,985	30,373	45,358	(10,461)	34,897	16,999
1045 on the Park Apartment Homes	Mid Rise	Jul 2013	Atlanta, GA	2012	30	2,793	6,662	819	2,793	7,481	10,274	(1,739)	8,535	—
1582 First Avenue	High Rise	Mar 2005	New York, NY	1900	17	4,281	752	518	4,281	1,270	5,551	(650)	4,901	2,226
21 Fitzsimons	Mid Rise	Aug 2014	Aurora, CO	2008	600	12,864	104,720	27,677	12,864	132,397	145,261	(26,098)	119,163	89,413
2200 Grace	Mid Rise	Dec 1999	Lombard, IL	1971	72	642	7,788	294	642	8,082	8,724	(4,549)	4,175	7,448
2900 on First Apartments	Mid Rise	Oct 2008	Seattle, WA	1989	135	19,070	17,518	34,356	19,070	51,874	70,944	(29,578)	41,366	13,594
306 East 89th Street	High Rise	Jul 2004	New York, NY	1930	20	2,680	1,006	1,099	2,680	2,105	4,785	(1,046)	3,739	1,816
322-324 East 61st Street	High Rise	Mar 2005	New York, NY	1900	40	6,372	2,224	1,598	6,372	3,822	10,194	(2,009)	8,185	3,339
3400 Avenue of the Arts	Mid Rise	Mar 2002	Costa Mesa, CA	1987	770	57,241	65,506	88,112	57,241	153,618	210,859	(92,205)	118,654	142,476
452 East 78th Street	High Rise	Jan 2004	New York, NY	1900	12	1,982	608	600	1,982	1,208	3,190	(548)	2,642	—
510 East 88th Street	High Rise	Jan 2004	New York, NY	1900	20	3,163	1,002	653	3,163	1,655	4,818	(726)	4,092	—
514-516 East 88th Street	High Rise	Mar 2005	New York, NY	1900	36	6,282	2,168	1,617	6,282	3,785	10,067	(1,868)	8,199	3,620
Axiom	Mid Rise	Apr 2015	Cambridge, MA	2015	115	—	63,612	2,665	—	66,277	66,277	(11,504)	54,773	32,253
Bank Lofts	High Rise	Apr 2001	Denver, CO	1920	125	3,525	9,045	5,797	3,525	14,842	18,367	(8,109)	10,258	10,218
Bay Ridge at Nashua	Garden	Jan 2003	Nashua, NH	1984	412	3,262	40,713	17,995	3,262	58,708	61,970	(26,731)	35,239	50,638
Bayberry Hill Estates	Garden	Aug 2002	Framingham, MA	1971	424	19,944	35,945	25,151	19,944	61,096	81,040	(30,503)	50,537	44,197
Bluffs at Pacifica, The	Garden	Oct 2006	Pacifica, CA	1963	64	8,108	4,132	17,349	8,108	21,481	29,589	(11,400)	18,189	—
Boston Lofts	High Rise	Apr 2001	Denver, CO	1890	158	3,446	20,589	6,715	3,446	27,304	30,750	(14,706)	16,044	14,927
Boulder Creek	Garden	Jul 1994	Boulder, CO	1973	221	754	7,730	20,791	754	28,521	29,275	(20,708)	8,567	37,861
Broadcast Center	Garden	Mar 2002	Los Angeles, CA	1990	279	29,407	41,244	31,856	29,407	73,100	102,507	(32,455)	70,052	96,880
Broadway Lofts	High Rise	Sep 2012	San Diego, CA	1909	84	5,367	14,442	7,647	5,367	22,089	27,456	(6,031)	21,425	11,298
Burke Shire Commons	Garden	Mar 2001	Burke, VA	1986	360	4,867	23,617	19,855	4,867	43,472	48,339	(27,328)	21,011	56,855
Calhoun Beach Club	High Rise	Dec 1998	Minneapolis, MN	1928	332	11,708	73,334	65,713	11,708	139,047	150,755	(85,259)	65,496	—
Canyon Terrace	Garden	Mar 2002	Saugus, CA	1984	130	7,508	6,601	7,008	7,508	13,609	21,117	(7,711)	13,406	—
Cedar Rim	Garden	Apr 2000	Newcastle, WA	1980	104	761	5,218	13,873	761	19,091	19,852	(14,179)	5,673	—
Charlesbank Apartment Homes	Mid Rise	Sep 2013	Watertown, MA	2012	44	3,399	11,726	1,018	3,399	12,744	16,143	(2,931)	13,212	—
Chestnut Hall	High Rise	Oct 2006	Philadelphia, PA	1923	315	12,338	14,299	13,223	12,338	27,522	39,860	(13,266)	26,594	35,834
Creekside	Garden	Jan 2000	Denver, CO	1974	328	3,189	12,698	7,404	3,189	20,102	23,291	(13,579)	9,712	11,066
Crescent at West Hollywood, The	Mid Rise	Mar 2002	West Hollywood, CA	1985	130	15,765	10,215	8,281	15,765	18,496	34,261	(12,337)	21,924	39,336
Elm Creek	Mid Rise	Dec 1997	Elmhurst, IL	1987	400	5,910	30,830	32,788	5,910	63,618	69,528	(35,969)	33,559	50,296
Evanston Place	High Rise	Dec 1997	Evanston, IL	1990	190	3,232	25,546	16,703	3,232	42,249	45,481	(20,982)	24,499	—
Four Quarters Habitat	Garden	Jan 2006	Miami, FL	1976	336	2,379	17,199	32,991	2,379	50,190	52,569	(30,456)	22,113	50,716
Foxchase	Garden	Dec 1997	Alexandria, VA	1940	2,113	15,496	96,062	64,213	15,496	160,275	175,771	(92,368)	83,403	218,337
Georgetown	Garden	Aug 2002	Framingham, MA	1964	207	12,351	13,168	4,896	12,351	18,064	30,415	(9,068)	21,347	14,355
Georgetown II	Mid Rise	Aug 2002	Framingham, MA	1958	72	4,577	4,057	2,316	4,577	6,373	10,950	(3,871)	7,079	—
Hidden Cove	Garden	Jul 1998	Escondido, CA	1983	334	3,043	17,616	11,447	3,043	29,063	32,106	(17,321)	14,785	51,840
Hidden Cove II	Garden	Jul 2007	Escondido, CA	1986	118	12,849	6,530	5,439	12,849	11,969	24,818	(5,881)	18,937	20,160
Hillcreste	Garden	Mar 2002	Century City, CA	1989	315	35,862	47,216	15,706	35,862	62,922	98,784	(29,709)	69,075	61,930
Hillmeade	Garden	Nov 1994	Nashville, TN	1986	288	2,872	16,070	22,103	2,872	38,173	41,045	(22,434)	18,611	26,756
Horizons West Apartments	Mid Rise	Dec 2006	Pacifica, CA	1970	78	8,887	6,377	2,808	8,887	9,185	18,072	(4,155)	13,917	—
Hunt Club	Garden	Sep 2000	Gaithersburg, MD	1986	336	17,859	13,149	14,807	17,859	27,956	45,815	(17,241)	28,574	—
Hyde Park Tower	High Rise	Oct 2004	Chicago, IL	1990	155	4,731	14,927	16,765	4,731	31,692	36,423	(11,613)	24,810	12,301
Indian Oaks	Garden	Mar 2002	Simi Valley, CA	1986	254	24,523	15,801	12,124	24,523	27,925	52,448	(14,829)	37,619	26,944
Indigo	High Rise	Aug 2016	Redwood City, CA	2016	463	26,932	296,116	3,561	26,932	299,677	326,609	(35,408)	291,201	135,348
Island Club	Garden	Oct 2000	Oceanside, CA	1986	592	18,027	28,654	21,829	18,027	50,483	68,510	(32,842)	35,668	93,333
Latrobe	High Rise	Jan 2003	Washington, D.C.	1980	175	3,459	9,103	13,380	3,459	22,483	25,942	(13,313)	12,629	26,128
Laurel Crossing	Garden	Jan 2006	San Mateo, CA	1971	418	49,474	17,756	15,017	49,474	32,773	82,247	(17,078)	65,169	104,658
Lincoln Place (6)	Garden	Oct 2004	Venice, CA	1951	795	128,332	10,439	340,136	44,197	350,575	394,772	(143,166)	251,606	184,330
Malibu Canyon	Garden	Mar 2002	Calabasas, CA	1986	698	69,834	53,438	41,577	69,834	95,015	164,849	(51,078)	113,771	102,968
Mariners Cove	Garden	Mar 2002	San Diego, CA	1984	500	—	66,861	14,977	—	81,838	81,838	(42,171)	39,667	—
Meadow Creek	Garden	Jul 1994	Boulder, CO	1968	332	1,435	24,533	10,058	1,435	34,591	36,026	(21,082)	14,944	—
Merrill House	High Rise	Jan 2000	Falls Church, VA	1964	159	1,836	10,831	7,588	1,836	18,419	20,255	(10,923)	9,332	—
Monterey Grove	Garden	Jun 2008	San Jose, CA	1999	224	34,325	21,939	16,051	34,325	37,990	72,315	(13,236)	59,079	49,680
Ocean House on Prospect	Mid Rise	Apr 2013	La Jolla, CA	1970	53	12,528	18,805	15,336	12,528	34,141	46,669	(8,635)	38,034	12,281

								(2)	As of December 31, 2019
		(1)				Initial Cost		Cost Capitalized				(4)
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost	(5)
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances
One Canal	High Rise	Sep 2013	Boston, MA	2016	310	$—	$15,873	$178,772	$—	$194,645	$194,645	$(29,058)	$165,587	$108,491
Pacific Bay Vistas (6)	Garden	Mar 2001	San Bruno, CA	1987	308	28,694	62,460	40,698	23,354	103,158	126,512	(39,188)	87,324	104,664
Pacifica Park	Garden	Jul 2006	Pacifica, CA	1977	104	12,970	6,579	8,815	12,970	15,394	28,364	(7,517)	20,847	28,613
Palazzo at Park La Brea, The	Mid Rise	Feb 2004	Los Angeles, CA	2002	521	48,362	125,464	48,103	48,362	173,567	221,929	(87,785)	134,144	165,344
Palazzo East at Park La Brea, The	Mid Rise	Mar 2005	Los Angeles, CA	2005	611	72,578	136,503	28,065	72,578	164,568	237,146	(79,668)	157,478	192,083
Pathfinder Village	Garden	Jan 2006	Fremont, CA	1973	246	19,595	14,838	20,707	19,595	35,545	55,140	(17,480)	37,660	55,000
Peachtree Park	Garden	Jan 1996	Atlanta, GA	1969	303	4,684	11,713	14,244	4,684	25,957	30,641	(17,244)	13,397	27,316
Plantation Gardens	Garden	Oct 1999	Plantation, FL	1971	372	3,773	19,443	25,547	3,773	44,990	48,763	(28,766)	19,997	—
Preserve at Marin	Mid Rise	Aug 2011	Corte Madera, CA	1964	126	13,516	30,132	82,512	13,516	112,644	126,160	(32,015)	94,145	35,451
Ravensworth Towers	High Rise	Jun 2004	Annandale, VA	1974	219	3,455	17,157	4,575	3,455	21,732	25,187	(15,171)	10,016	19,870
River Club, The	Garden	Apr 2005	Edgewater, NJ	1998	266	30,579	30,638	8,468	30,579	39,106	69,685	(19,159)	50,526	59,070
Riverloft	High Rise	Oct 1999	Philadelphia, PA	1910	184	2,120	11,286	38,090	2,120	49,376	51,496	(25,765)	25,731	5,881
Rosewood	Garden	Mar 2002	Camarillo, CA	1976	152	12,430	8,060	6,983	12,430	15,043	27,473	(7,950)	19,523	—
Royal Crest Estates	Garden	Aug 2002	Warwick, RI	1972	492	22,433	24,095	6,736	22,433	30,831	53,264	(21,454)	31,810	—
Royal Crest Estates	Garden	Aug 2002	Nashua, NH	1970	902	68,230	45,562	16,865	68,230	62,427	130,657	(44,966)	85,691	70,299
Royal Crest Estates	Garden	Aug 2002	Marlborough, MA	1970	473	25,178	28,786	15,100	25,178	43,886	69,064	(29,314)	39,750	62,074
Royal Crest Estates	Garden	Aug 2002	North Andover, MA	1970	588	51,292	36,808	30,314	51,292	67,122	118,414	(39,455)	78,959	81,363
Saybrook Pointe	Garden	Dec 2014	San Jose, CA	1995	324	32,842	84,457	25,960	32,842	110,417	143,259	(19,010)	124,249	61,073
Shenandoah Crossing	Garden	Sep 2000	Fairfax, VA	1984	640	18,200	57,198	26,395	18,200	83,593	101,793	(62,964)	38,829	57,204
Springwoods at Lake Ridge	Garden	Jul 2002	Woodbridge, VA	1984	180	5,587	7,284	3,790	5,587	11,074	16,661	(5,064)	11,597	—
Sterling Apartment Homes, The	Garden	Oct 1999	Philadelphia, PA	1961	534	8,871	55,365	118,250	8,871	173,615	182,486	(91,452)	91,034	141,077
Stonecreek Club	Garden	Sep 2000	Germantown, MD	1984	240	13,593	9,347	8,450	13,593	17,797	31,390	(13,092)	18,298	—
Township At Highlands	Town Home	Nov 1996	Centennial, CO	1985	161	1,536	9,773	10,121	1,536	19,894	21,430	(13,167)	8,263	13,120
Vantage Pointe	Mid Rise	Aug 2002	Swampscott, MA	1987	96	4,748	10,089	2,661	4,748	12,750	17,498	(5,806)	11,692	—
Villa Del Sol	Garden	Mar 2002	Norwalk, CA	1972	120	7,476	4,861	5,050	7,476	9,911	17,387	(6,000)	11,387	10,338
Villas of Pasadena	Mid Rise	Jan 2006	Pasadena, CA	1973	92	9,693	6,818	4,696	9,693	11,514	21,207	(5,230)	15,977	—
Vivo	High Rise	Jun 2016	Cambridge, MA	2015	91	6,450	35,974	5,851	6,450	41,825	48,275	(11,588)	36,687	19,810
Waterford Village	Garden	Aug 2002	Bridgewater, MA	1971	588	29,110	28,101	11,636	29,110	39,737	68,847	(29,186)	39,661	34,464
Waterways Village	Garden	Jun 1997	Aventura, FL	1994	180	4,504	11,064	16,910	4,504	27,974	32,478	(13,996)	18,482	12,865
Waverly Apartments	Garden	Aug 2008	Brighton, MA	1970	103	7,920	11,347	6,844	7,920	18,191	26,111	(7,441)	18,670	11,245
Wexford Village	Garden	Aug 2002	Worcester, MA	1974	264	6,349	17,939	5,183	6,349	23,122	29,471	(14,281)	15,190	—
Willow Bend	Garden	May 1998	Rolling Meadows, IL	1969	328	2,717	15,437	20,130	2,717	35,567	38,284	(24,855)	13,429	32,489
Windrift	Garden	Mar 2001	Oceanside, CA	1987	404	24,960	17,590	22,254	24,960	39,844	64,804	(26,130)	38,674	72,646
Windsor Park	Garden	Mar 2001	Woodbridge, VA	1987	220	4,279	15,970	6,366	4,279	22,336	26,615	(14,287)	12,328	—
Yacht Club at Brickell	High Rise	Dec 2003	Miami, FL	1998	357	31,362	32,214	18,825	31,362	51,039	82,401	(19,678)	62,723	68,351
Yorktown Apartments	High Rise	Dec 1999	Lombard, IL	1971	292	2,413	10,374	53,236	2,413	63,610	66,023	(31,274)	34,749	30,167
Total Same Store Sales					26,649	$1,411,619	$2,597,010	$2,149,561	$1,322,144	$4,746,571	$6,068,715	$(2,188,175)	$3,880,540	$3,579,476

Redevelopment and Development:
236-238 East 88th Street	High Rise	Jan 2004	New York, NY	1900	42	$8,820	$2,914	$8,734	$8,820	$11,648	$20,468	$(2,088)	$18,380	$—
707 Leahy	Garden	Apr 2007	Redwood City, CA	1973	110	15,444	7,909	16,619	15,444	24,528	39,972	(6,731)	33,241	8,534
Bay Parc Plaza	High Rise	Sep 2004	Miami, FL	2000	474	22,680	41,847	38,851	22,680	80,698	103,378	(26,606)	76,772	76,631
Flamingo Point	High Rise	Sep 1997	Miami Beach, FL	1960	1,101	32,427	48,808	400,164	32,427	448,972	481,399	(188,572)	292,827	—
Parc Mosaic	Garden	Dec 2014	Boulder, CO	1970	226	15,300	—	107,179	15,300	107,179	122,479	(461)	122,018	—
Park Towne Place	High Rise	Apr 2000	Philadelphia, PA	1959	940	10,472	47,301	353,053	10,472	400,354	410,826	(152,223)	258,603	196,655
Villas at Park La Brea, The	Garden	Mar 2002	Los Angeles, CA	2002	250	8,630	48,871	19,251	8,630	68,122	76,752	(33,834)	42,918	51,097
Other (7)					—	9,598	—	82,830	9,598	82,830	92,428	(2)	92,426	—
Total Redevelopment and Development					3,143	$123,371	$197,650	$1,026,681	$123,371	$1,224,331	$1,347,702	$(410,517)	$937,185	$332,917

Acquisition:
777 South Broad Street	Mid Rise	May 2018	Philadelphia, PA	2010	146	$6,986	$67,512	$2,596	$6,986	$70,108	$77,094	$(4,115)	$72,979	$56,581
Avery Row	Mid Rise	Dec 2018	Arlington, VA	2013	67	8,165	21,348	1,812	8,165	23,160	31,325	(913)	30,412	—
Bent Tree Apartments	Garden	Feb 2018	Centreville, VA	1986	748	46,975	113,695	20,823	46,975	134,518	181,493	(9,679)	171,814	—
Locust on the Park	High Rise	May 2018	Philadelphia, PA	1911	152	5,292	53,823	4,228	5,292	58,051	63,343	(3,510)	59,833	34,891
One Ardmore	Mid Rise	Apr 2019	Ardmore, PA	2019	110	4,929	61,631	1,387	4,929	63,018	67,947	(1,560)	66,387	31,052
Southstar Lofts	High Rise	May 2018	Philadelphia, PA	2014	85	1,780	37,428	683	1,780	38,111	39,891	(2,235)	37,656	29,624
The Left Bank	Mid Rise	May 2018	Philadelphia, PA	1929	282	—	130,893	13,352	—	144,245	144,245	(8,092)	136,153	80,679
Other (7)					—	7,890	—	14,634	7,890	14,634	22,524	—	22,524	—
Total Acquisition					1,590	$82,017	$486,330	$59,515	$82,017	$545,845	$627,862	$(30,104)	$597,758	$232,827

								(2)	As of December 31, 2019
		(1)				Initial Cost		Cost Capitalized				(4)
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost	(5)
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances
Other Real Estate:
1001 Brickell	High Rise	Jul 2019	Miami, FL	1985	—	$149,519	$152,892	$5,228	$149,519	$158,120	$307,639	$(8,053)	$299,586	$—
173 E. 90th Street	High Rise	May 2004	New York, NY	1910	72	12,066	4,535	8,827	12,066	13,362	25,428	(4,667)	20,761	—
182-188 Columbus Avenue	Mid Rise	Feb 2007	New York, NY	1910	32	19,123	3,300	5,769	19,123	9,069	28,192	(4,603)	23,589	13,635
234 East 88th Street	Mid Rise	Jan 2014	New York, NY	1900	20	2,448	4,449	828	2,448	5,277	7,725	(1,418)	6,307	—
237-239 Ninth Avenue	High Rise	Mar 2005	New York, NY	1900	36	8,495	1,866	3,132	8,495	4,998	13,493	(3,166)	10,327	5,438
240 West 73rd Street	High Rise	Sep 2004	New York, NY	1900	200	68,109	12,140	14,048	68,109	26,188	94,297	(10,715)	83,582	—
311 & 313 East 73rd Street	Mid Rise	Mar 2003	New York, NY	1904	34	5,678	1,609	598	5,678	2,207	7,885	(1,625)	6,260	—
464-466 Amsterdam & 200-210 W. 83rd Street	Mid Rise	Feb 2007	New York, NY	1910	71	25,553	7,101	9,153	25,553	16,254	41,807	(6,396)	35,411	20,094
518 East 88th Street	Mid Rise	Jan 2014	New York, NY	1900	20	2,233	4,315	625	2,233	4,940	7,173	(1,388)	5,785	—
Columbus Avenue	Mid Rise	Sep 2003	New York, NY	1880	59	35,527	9,450	9,327	35,527	18,777	54,304	(12,118)	42,186	24,608
Heritage Park Escondido	Garden	Oct 2000	Escondido, CA	1986	196	1,055	7,565	2,945	1,055	10,510	11,565	(7,188)	4,377	5,867
Heritage Park Livermore	Garden	Oct 2000	Livermore, CA	1988	167	—	10,209	2,111	—	12,320	12,320	(8,576)	3,744	6,090
Heritage Village Anaheim	Garden	Oct 2000	Anaheim, CA	1986	196	1,832	8,541	2,332	1,832	10,873	12,705	(7,339)	5,366	7,124
Mezzo	High Rise	Mar 2015	Atlanta, GA	2008	94	4,292	34,178	1,817	4,292	35,995	40,287	(6,918)	33,369	22,970
St. George Villas	Garden	Jan 2006	St. George, SC	1984	40	107	1,025	419	107	1,444	1,551	(1,290)	261	293
Tremont	Mid Rise	Dec 2014	Atlanta, GA	2009	78	5,274	18,011	3,069	5,274	21,080	26,354	(4,028)	22,326	—
Other (7)					—	205	—	382	205	382	587	—	587	—
Total Other Real Estate					1,315	$341,516	$281,186	$70,610	$341,516	$351,796	$693,312	$(89,488)	$603,824	$106,119
Total Portfolio					32,697	$1,958,523	$3,562,176	$3,306,367	$1,869,048	$6,868,543	$8,737,591	$(2,718,284)	$6,019,307	$4,251,339
(1)	Date we acquired the apartment community or first consolidated the partnership that owns the community.
(2)	Includes costs capitalized since acquisition or date of initial consolidation of the community.
(3)	The aggregate cost of land and depreciable property for federal income tax purposes was approximately $3.8 billion as of December 31, 2019.
(4)	Depreciable life for buildings and improvements ranges from 5 to 30 years and is calculated on a straight-line basis.
(5)	Encumbrances are presented before reduction for debt issuance costs.
(6)	The current carrying value of the apartment community reflects an impairment loss recognized during prior periods.
(7)	Other includes apartment communities under development, land parcels, and certain non-residential properties held for future development.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO PROPERTIES, L.P.

SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Years Ended December 31, 2019, 2018, and 2017

(In Thousands)

	2019	2018	2017
Total real estate balance at beginning of year	$8,308,590	$8,478,877	$8,486,166
Additions during the year:
Acquisitions	383,557	501,009	16,687
Capital additions	404,896	348,727	354,229
Dispositions and other	(359,452)	(1,020,023)	(378,205)
Total real estate balance at end of year	$8,737,591	$8,308,590	$8,478,877

Accumulated depreciation balance at beginning of year	$2,585,115	$2,848,609	$2,730,758
Depreciation	358,661	354,208	344,960
Dispositions and other	(225,492)	(617,702)	(227,109)
Accumulated depreciation balance at end of year	$2,718,284	$2,585,115	$2,848,609