Form 10-Q
period 2020-03-31
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2020-05-11
CIK 922864, 926660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 1-13232 (Apartment Investment and Management Company)

Commission File Number: 0-24497 (AIMCO Properties, L.P.)

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

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock (Aimco Investment and Management Company)	AIV	New York Stock Exchange

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The number of shares of Apartment Investment and Management Company Class A Common Stock outstanding as of May 6, 2020: 148,864,145

EXPLANATORY NOTE

This filing combines the reports on Form 10-Q for the quarterly period ended March 31, 2020, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, the Aimco Operating Partnership, and their consolidated entities.

Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of the Aimco Operating Partnership. As of March 31, 2020, Aimco owned approximately 93.4% of the legal interest in the common partnership units of the Aimco Operating Partnership and 94.8% of the economic interest in the Aimco Operating Partnership. The remaining 6.6% legal interest and 5.2% economic interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.

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

Equity, partners’ capital, and noncontrolling interests are the main areas of difference between the condensed consolidated financial statements of Aimco and those of the Aimco Operating Partnership. Interests in the Aimco Operating Partnership held by entities other than Aimco, which we refer to as OP Units, are classified within partners’ capital in the Aimco Operating Partnership’s financial statements and as noncontrolling interests in Aimco’s financial statements.

To help investors understand the differences between Aimco and the Aimco Operating Partnership, this report provides: separate condensed consolidated financial statements for Aimco and the Aimco Operating Partnership; a single set of condensed consolidated notes to such financial statements that includes separate discussions of each entity’s earnings per share or earnings per unit, as applicable; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity, where appropriate.

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

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Buildings and improvements	$6,967,143	$6,868,543
Land	1,869,465	1,869,048
Total real estate	8,836,608	8,737,591
Accumulated depreciation	(2,810,949)	(2,718,284)
Net real estate	6,025,659	6,019,307
Cash and cash equivalents	340,883	142,902
Restricted cash	33,933	34,800
Mezzanine investment	286,472	280,258
Other assets	361,298	351,472
Total assets	$7,048,245	$6,828,739

LIABILITIES AND EQUITY
Non-recourse property debt, net	$4,208,687	$4,230,590
Revolving credit facility borrowings	593,845	275,000
Total indebtedness	4,802,532	4,505,590
Accrued liabilities and other	349,099	360,574
Total liabilities	5,151,631	4,866,164

Redeemable preferred OP Units	96,449	97,064
Redeemable noncontrolling interests in consolidated real estate partnership	4,617	4,716
Commitments and contingencies (Note 4)
Equity:
Common Stock, $0.01 par value, 510,587,500 shares authorized, 148,700,407 and 148,885,197 shares issued/outstanding at March 31, 2020 and December 31, 2019, respectively	1,487	1,489
Additional paid-in capital	3,488,611	3,497,367
Accumulated other comprehensive income	4,139	4,195
Distributions in excess of earnings	(1,776,782)	(1,722,402)
Total Aimco equity	1,717,455	1,780,649
Noncontrolling interests in consolidated real estate partnerships	(3,409)	(3,296)
Common noncontrolling interests in Aimco Operating Partnership	81,502	83,442
Total equity	1,795,548	1,860,795
Total liabilities and equity	$7,048,245	$6,828,739

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUES
Rental and other property revenues	$224,552	$230,235

OPERATING EXPENSES
Property operating expenses	75,480	78,959
Depreciation and amortization	100,476	93,565
General and administrative expenses	10,108	9,829
Investment management expenses	1,184	1,332
Other expenses, net	1,642	5,136
Total operating expenses	188,890	188,821

Interest income	4,523	2,726
Interest expense	(41,336)	(41,409)
(Loss) gain on dispositions of real estate	(34)	291,473
Mezzanine investment income, net	6,747	—
Income from unconsolidated real estate partnerships	182	72
Income before income tax benefit (expense)	5,744	294,276
Income tax benefit (expense)	3,233	(2,981)
Net income	8,977	291,295
Noncontrolling interests:
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(18)	(91)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,869)	(1,934)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(368)	(15,137)
Net income attributable to noncontrolling interests	(2,255)	(17,162)
Net income attributable to Aimco	6,722	274,133
Net income attributable to Aimco preferred stockholders	—	(2,148)
Net income attributable to participating securities	(43)	(417)
Net income attributable to Aimco common stockholders	$6,679	$271,568

Net income attributable to Aimco per common share – basic and diluted	$0.04	$1.88

Weighted average common shares outstanding – basic	148,518	144,232
Weighted average common shares outstanding – diluted	148,786	144,445

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$8,977	$291,295
Unrealized (losses) gains on available for sale debt securities	(60)	61
Comprehensive income	8,917	291,356
Comprehensive income attributable to noncontrolling interests	(2,251)	(17,166)
Comprehensive income attributable to Aimco	$6,666	$274,190

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2020 and 2019

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid- in Capital	Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2018	5,000	$125,000	144,623	$1,446	$3,515,686	$4,794	$(1,947,507)	$1,699,419	$(2,967)	$67,189	$1,763,641
Repurchases of Common Stock	—	—	(461)	(5)	(20,677)	—	—	(20,682)	—	—	(20,682)
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	(2,557)	(2,557)
Amortization of share-based compensation cost	—	—	22	—	2,442	—	—	2,442	—	796	3,238
Effect of changes in ownership for consolidated entities	—	—	—	—	(2,168)	—	—	(2,168)	—	2,168	—
Change in accumulated other comprehensive income	—	—	—	—	—	57	—	57	—	4	61
Net income	—	—	—	—	—	—	274,133	274,133	91	15,137	289,361
Common Stock dividends	—	—	—	—	—	—	(67,476)	(67,476)	—	—	(67,476)
Common Stock issued to Common Stockholders in special dividend	—	—	4,492	45	(45)	—	—	—	—	—	—
Preferred Stock dividends	—	—	—	—	—	—	(2,148)	(2,148)	—	—	(2,148)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,244)	(3,244)
Other, net	—	—	82	2	57	—	—	59	19	—	78
Balances at March 31, 2019	5,000	$125,000	148,758	$1,488	$3,495,295	$4,851	$(1,742,998)	$1,883,636	$(2,857)	$79,493	$1,960,272

Balances at December 31, 2019	—	$—	148,885	$1,489	$3,497,367	$4,195	$(1,722,402)	$1,780,649	$(3,296)	$83,442	$1,860,795
Repurchases of Common Stock	—	—	(234)	(2)	(10,002)	—	—	(10,004)	—	—	(10,004)
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	(969)	(969)
Amortization of share-based compensation cost	—	—	20	—	1,929	—	—	1,929	—	1,051	2,980
Effect of changes in ownership of consolidated entities	—	—	—	—	(769)	—	—	(769)	—	769	—
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	(277)	(277)	—	—	(277)
Change in accumulated other comprehensive income	—	—	—	—	—	(56)	—	(56)	—	(4)	(60)
Net income	—	—	—	—	—	—	6,722	6,722	118	368	7,208
Common Stock dividends	—	—	—	—	—	—	(60,825)	(60,825)	—	—	(60,825)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(73)	(3,155)	(3,228)
Other, net	—	—	29	—	86	—	—	86	(158)	—	(72)
Balances at March 31, 2020	—	$—	148,700	$1,487	$3,488,611	$4,139	$(1,776,782)	$1,717,455	$(3,409)	$81,502	$1,795,548

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,977	$291,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,476	93,565
Loss (gain) on dispositions of real estate	34	(291,473)
Income tax (benefit) expense	(3,233)	2,981
Other adjustments	3,157	3,201
Net changes in operating assets and operating liabilities	(31,995)	(17,952)
Net cash provided by operating activities	77,416	81,617
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(2,733)	(2,236)
Capital expenditures	(94,842)	(85,546)
Proceeds from dispositions of real estate	—	342,083
Purchases of corporate assets	(5,104)	(3,319)
Other investing activities	4,665	1,422
Net cash (used in) provided by investing activities	(98,014)	252,404
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on non-recourse property debt	(22,622)	(19,580)
Net borrowings on (repayments of) revolving credit facility	318,845	(90,360)
Repurchases of Common Stock	(10,004)	(20,682)
Payment of dividends to holders of Preferred Stock	—	(2,148)
Payment of dividends to holders of Common Stock	(61,116)	(67,405)
Payment of distributions to noncontrolling interests	(5,442)	(5,701)
Redemptions of noncontrolling interests in the Aimco Operating Partnership	(1,584)	(2,653)
Other financing activities	(365)	302
Net cash provided by (used in) financing activities	217,712	(208,227)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	197,114	125,794
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	177,702	72,595
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$374,816	$198,389

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Buildings and improvements	$6,967,143	$6,868,543
Land	1,869,465	1,869,048
Total real estate	8,836,608	8,737,591
Accumulated depreciation	(2,810,949)	(2,718,284)
Net real estate	6,025,659	6,019,307
Cash and cash equivalents	340,883	142,902
Restricted cash	33,933	34,800
Mezzanine investment	286,472	280,258
Other assets	361,298	351,472
Total assets	$7,048,245	$6,828,739

LIABILITIES AND EQUITY
Non-recourse property debt, net	$4,208,687	$4,230,590
Revolving credit facility borrowings	593,845	275,000
Total indebtedness	4,802,532	4,505,590
Accrued liabilities and other	349,099	360,574
Total liabilities	5,151,631	4,866,164

Redeemable preferred OP Units	96,449	97,064
Redeemable noncontrolling interests in consolidated real estate partnership	4,617	4,716
Commitments and contingencies (Note 4)
Partners’ capital:
General Partner and Special Limited Partner	1,717,455	1,780,649
Limited Partners	81,502	83,442
Partners’ capital attributable to the Aimco Operating Partnership	1,798,957	1,864,091
Noncontrolling interests in consolidated real estate partnerships	(3,409)	(3,296)
Total partners’ capital	1,795,548	1,860,795
Total liabilities and partners’ capital	$7,048,245	$6,828,739

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUES
Rental and other property revenues	$224,552	$230,235

OPERATING EXPENSES
Property operating expenses	75,480	78,959
Depreciation and amortization	100,476	93,565
General and administrative expenses	10,108	9,829
Investment management expenses	1,184	1,332
Other expenses, net	1,642	5,136
Total operating expenses	188,890	188,821

Interest income	4,523	2,726
Interest expense	(41,336)	(41,409)
(Loss) gain on dispositions of real estate	(34)	291,473
Mezzanine investment income, net	6,747	—
Income from unconsolidated real estate partnerships	182	72
Income before income tax benefit (expense)	5,744	294,276
Income tax benefit (expense)	3,233	(2,981)
Net income	8,977	291,295
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(18)	(91)
Net income attributable to the Aimco Operating Partnership	8,959	291,204
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(1,869)	(4,082)
Net income attributable to participating securities	(43)	(483)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$7,047	$286,639
Net income attributable to the Aimco Operating Partnership per common unit – basic and diluted	$0.04	$1.88

Weighted-average common units outstanding – basic	156,660	152,303
Weighted-average common units outstanding – diluted	157,003	152,632

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$8,977	$291,295
Unrealized (losses) gains on available for sale debt securities	(60)	61
Comprehensive income	8,917	291,356
Comprehensive income attributable to noncontrolling interests	(18)	(91)
Comprehensive income attributable to the Aimco Operating Partnership	$8,899	$291,265

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2020 and 2019

(In thousands)

(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2018	$125,000	$1,574,419	$67,189	$1,766,608	$(2,967)	$1,763,641
Repurchases of common partnership units	—	(20,682)	—	(20,682)	—	(20,682)
Redemption of Aimco Operating Partnership units	—	—	(2,557)	(2,557)	—	(2,557)
Amortization of share-based compensation cost	—	2,442	796	3,238	—	3,238
Effect of changes in ownership of consolidated entities	—	(2,168)	2,168	—	—	—
Change in accumulated other comprehensive income	—	57	4	61	—	61
Net income	—	274,133	15,137	289,270	91	289,361
Distributions to common unitholders	—	(67,476)	(3,244)	(70,720)	—	(70,720)
Distributions to preferred unitholders	—	(2,148)	—	(2,148)	—	(2,148)
Other, net	—	59	—	59	19	78
Balances at March 31, 2019	$125,000	$1,758,636	$79,493	$1,963,129	$(2,857)	$1,960,272

Balances at December 31, 2019	$—	$1,780,649	$83,442	$1,864,091	$(3,296)	$1,860,795
Repurchases of common partnership units	—	(10,004)	—	(10,004)	—	(10,004)
Redemption of Aimco Operating Partnership units	—	—	(969)	(969)	—	(969)
Amortization of share-based compensation cost	—	1,929	1,051	2,980	—	2,980
Effect of changes in ownership of consolidated entities	—	(769)	769	—	—	—
Cumulative effect of a change in accounting principle	—	(277)	—	(277)	—	(277)
Change in accumulated other comprehensive income	—	(56)	(4)	(60)	—	(60)
Net income	—	6,722	368	7,090	118	7,208
Distributions to common unitholders	—	(60,825)	(3,155)	(63,980)	—	(63,980)
Distributions to noncontrolling interests	—	—	—	—	(73)	(73)
Other, net	—	86	—	86	(158)	(72)
Balances at March 31, 2020	$—	$1,717,455	$81,502	$1,798,957	$(3,409)	$1,795,548

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,977	$291,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,476	93,565
Loss (gain) on dispositions of real estate	34	(291,473)
Income tax (benefit) expense	(3,233)	2,981
Other adjustments	3,157	3,201
Net changes in operating assets and operating liabilities	(31,995)	(17,952)
Net cash provided by operating activities	77,416	81,617
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(2,733)	(2,236)
Capital expenditures	(94,842)	(85,546)
Proceeds from dispositions of real estate	—	342,083
Purchases of corporate assets	(5,104)	(3,319)
Other investing activities	4,665	1,422
Net cash (used in) provided by investing activities	(98,014)	252,404
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on non-recourse property debt	(22,622)	(19,580)
Net borrowings on (repayments of) revolving credit facility	318,845	(90,360)
Repurchases of common partnership units held by General Partner and Special Limited Partner	(10,004)	(20,682)
Payment of distributions to General Partner and Special Limited Partner	(61,116)	(67,405)
Payment of distributions to Limited Partners	(3,492)	(3,767)
Payment of distributions to preferred OP Units	(1,869)	(4,082)
Payment of distributions to noncontrolling interests	(81)	—
Redemption of common and preferred OP Units	(1,584)	(2,653)
Other financing activities	(365)	302
Net cash provided by (used in) financing activities	217,712	(208,227)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	197,114	125,794
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	177,702	72,595
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$374,816	$198,389

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Note 1 — Organization

Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. Aimco is a self-administered and self-managed real estate investment trust, or REIT. AIMCO Properties, L.P., or the Aimco Operating Partnership, is a Delaware limited partnership formed on May 16, 1994, to conduct our business, which is focused on the ownership, management, redevelopment, and some development of quality apartment communities located in several of the largest markets in the United States.

Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, holds a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as preferred partnership units, which we refer to as preferred OP Units. As of March 31, 2020, after elimination of units held by consolidated subsidiaries, the Aimco Operating Partnership had 159,196,780 common OP Units outstanding. As of March 31, 2020, Aimco owned 148,700,407 of the common OP Units of the Aimco Operating Partnership and Aimco had an equal number of shares of its Class A Common Stock outstanding, which we refer to as Common Stock. Aimco’s ownership of the total common OP units outstanding represents a 93.4% legal interest in the Aimco Operating Partnership and a 94.8% economic interest.

Except as the context otherwise requires, “we,” “our,” and “us” refer to Aimco, the Aimco Operating Partnership, and their consolidated subsidiaries, collectively.

We own and operate a portfolio of apartment communities, diversified by both geography and price point, in 17 states and the District of Columbia. As of March 31, 2020, our portfolio included 124 apartment communities with 32,846 apartment homes in which we held an average ownership of approximately 99%. We consolidated 120 of these apartment communities with 32,704 apartment homes.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The condensed consolidated balance sheets of Aimco and the Aimco Operating Partnership at December 31, 2019, have been derived from their respective audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2019. Except where indicated, the footnotes refer to both Aimco and the Aimco Operating Partnership.

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

We consolidate a variable interest entity, or VIE, in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of March 31, 2020, and December 31, 2019, Aimco consolidated six VIEs, in addition to the Aimco Operating Partnership.

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

We have an interest in a partnership that owns Parkmerced Apartments, which meets the definition of a VIE. However, we are not the primary beneficiary and do not consolidate this partnership. We loaned $275 million to the partnership, which accrues interest at 10% per annum with a five-year term and the right to extend for a second five-year term. Our investment balance of $286.5 million, reflected in mezzanine investment in our condensed consolidated balance sheets, primarily consists of notes receivable and represents our maximum exposure to loss in this VIE.

Redeemable Preferred OP Units

As described in Note 5, the preferred OP Units may be redeemed at the holder’s option and are therefore presented within temporary equity in Aimco’s condensed consolidated balance sheets and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets. The following table presents a reconciliation of the Aimco Operating Partnership’s preferred OP Units from December 31, 2019, to March 31, 2020 (in thousands):

2020
Balance at December 31	$97,064
Preferred distributions	(1,869)
Redemption of preferred units	(615)
Net income	1,869
Balance at March 31	$96,449

The Aimco Operating Partnership has outstanding various classes of redeemable preferred OP Units. As of March 31, 2020, the Aimco Operating Partnership had 3,618,802 redeemable preferred OP Units issued and outstanding with a total redemption value of $96.4 million. Distributions per annum range from 1.92% to 8.75% per class and from $0.48 to $8.00 per unit.

Revenue from Leases

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements. For the three months ended March 31, 2020 and 2019, our total lease income was comprised of the following amounts for all operating leases (in thousands):

	2020	2019
Fixed lease income	$213,416	$215,581
Variable lease income	13,615	14,144
Total lease income	$227,031	$229,725

We monitor the collectability of unpaid rent obligations and due to the impact of COVID-19 and the resulting economic impact on our commercial tenants, we recognized a write-off of straight-line rent receivables and deferred leasing costs of $2.9 million and $2.2 million, respectively. The write-off of the straight-line rent receivables is not included in the fixed lease income in the table above.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Reclassifications and Revisions

For the 2020 presentation of our condensed consolidated statements of operations, we have added a caption for investment management expenses. We have reclassified certain items from property operating expenses, general and administrative expenses, and other expenses, net, in our 2019 presentation to conform to the current presentation.

Accounting Pronouncements Adopted in the Current Year

On January 1, 2020, we adopted ASC 326, Financial Instruments – Credit Losses, issued by the Financial Accounting Standards Board, or FASB, which changes the method and timing of the recognition of credit losses on financial assets. The standard requires us to estimate and record credit losses over the life of a financial instrument, including receivables, at its inception. Our notes receivable and investments in available for sale, or AFS, debt securities are subject to the new standard. For AFS debt securities, the new standard requires us to estimate a credit loss if the fair value of the instruments is less than the carrying value of the instruments.

We adopted the credit loss standard using the modified-retrospective approach. We recorded a cumulative-effect adjustment for the estimated credit loss associated with our notes receivable of $0.3 million in distributions in excess of earnings and partners’ capital in our condensed consolidated balance sheets as of January 1, 2020. As of the date of adoption, the fair value of our AFS debt securities exceeded their carrying value and no estimate of credit loss was required for these instruments.

Note 3 — Significant Transactions

Financing Activity

On April 20, 2020, we secured a $350.0 million term loan. The loan matures on April 20, 2021, includes a one-year extension option, and currently bears interest at a 30-day LIBOR plus 1.85%, with a 50-basis point LIBOR floor. Proceeds from the loan were used primarily to repay borrowings on our revolving credit facility.

Dispositions of Apartment Communities

During the three months ended March 31, 2020, no apartment communities were sold. During the three months ended March 31, 2019 we sold apartment communities as summarized below (dollars in thousands):

2019
Number of apartment communities sold	7
Number of apartment homes sold	2,206
Gain on dispositions of real estate	$291,473

The apartment communities sold were predominantly located outside of our primary markets or in lower-rated locations within our primary markets and had average revenues per apartment home significantly below those of our retained portfolio.

From time to time we may be marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period we evaluate whether such communities meet the criteria to be classified as held for sale. As of March 31, 2020, no apartment communities were classified as held for sale.

Note 4 — Commitments and Contingencies

Commitments

In connection with our redevelopment, development and other capital additions activities, we have entered into various construction-related contracts and we have made commitments to complete redevelopment and development of certain apartment communities, pursuant to financing or other arrangements. As of March 31, 2020, our commitments related to these capital activities totaled approximately $219.0 million, most of which we expect to incur during the next 12 months.

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

We are engaged in discussions with the Environmental Protection Agency, or EPA, regarding contaminated groundwater near an Indiana apartment community that has not been owned by us since 2008. The contamination allegedly derives from a dry cleaner that operated on our former property, prior to our ownership. We undertook a voluntary remediation of the dry cleaner contamination under state oversight. In 2016, EPA listed our former community and a number of residential communities in the vicinity on the National Priorities List, or NPL (i.e., as a Superfund site). In May 2018, we prevailed on our federal judicial appeal vacating the Superfund listing. We continue to work with EPA to formulate a scope of work and agreed order to finish clean up of the site outside the Superfund program. Although the outcome of these processes are uncertain, we do not expect their resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

We also have a contingent environmental liability related to a property in Lake Tahoe, California. An entity owned by us was the former general partner of a now-dissolved partnership that previously owned a site where a laundromat, with a self-service dry-cleaning machine, operated. That entity and the current property owner have been remediating the site since 2009, under the oversight of the Lahontan Regional Water Quality Control Board, or Lahontan. In May 2017, Lahontan issued a final cleanup and abatement order that names four potentially-responsible parties, acknowledges that there may be additional responsible parties, and requires the named parties to perform additional groundwater investigation and corrective actions with respect to onsite and offsite contamination. We are appealing the final order while simultaneously complying with it. Although the outcome of this process is uncertain, we do not expect its resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of March 31, 2020, are immaterial to our consolidated financial condition, results of operations and cash flows.

Note 5 — Earnings and Dividends per Share and Unit

Aimco and the Aimco Operating Partnership calculate basic earnings per common share and basic earnings per common unit based on the weighted average number of shares of Common Stock and common partnership units outstanding. We calculate diluted earnings per share and diluted earnings per unit taking into consideration dilutive common stock and common partnership unit equivalents and dilutive convertible securities outstanding during the period.

Our common stock and common partnership unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. These equivalents also include unvested total shareholder return, or TSR, restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and common partnership units outstanding equal to the number of shares that vest. Common partnership unit equivalents also include unvested long-term incentive partnership units. We include in the denominator securities with dilutive effect in calculating diluted earnings per share and per unit during these periods.

Our restricted stock awards that are subject to time-based vesting receive non-forfeitable dividends similar to shares of Common Stock and common partnership units prior to vesting, and our TSR long-term incentive partnership units receive non-forfeitable distributions based on specified percentages of the distributions paid to common partnership units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the three months ended March 31, 2020 and 2019 are as follows (in thousands, except per share and per unit data):

	Three Months Ended
	March 31, 2020	March 31, 2019
Earnings per share
Numerator:
Basic and dilutive net income attributable to Aimco common stockholders	$6,679	$271,568

Denominator - shares:
Basic weighted-average Common Stock outstanding	148,518	144,232
Dilutive share equivalents outstanding	268	213
Dilutive weighted-average Common Stock outstanding	148,786	144,445

Earnings per share – basic	$0.04	$1.88
Earnings per share – dilutive	$0.04	$1.88

Non-dilutive share equivalents outstanding	97	36

Earnings per unit
Numerator:
Basic and dilutive net income attributable to the Aimco Operating Partnership's common unitholders	$7,047	$286,639

Denominator - units
Basic weighted-average common partnership units outstanding	156,660	152,303
Dilutive partnership unit equivalents outstanding	343	329
Dilutive weighted-average common partnership units outstanding	157,003	152,632

Earnings per unit – basic	$0.04	$1.88
Earnings per unit – dilutive	$0.04	$1.88

Non-dilutive partnership unit equivalents outstanding	1,847	229

The Aimco Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The Aimco Operating Partnership may redeem these units for cash, or at its option, shares of Common Stock. As of March 31, 2020, these preferred OP Units were potentially redeemable for approximately 2.7 million shares of Common Stock (based on the period end market price), or cash. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations for the periods presented above, and we expect to exclude them in future periods.

During the three months ended March 31, 2020 and 2019, we paid $0.41 and $2.02, respectively, in dividends and distributions per share and per unit. The $2.02 paid during the three months ended March 31, 2019 represents the per share and per unit value of the special dividend and special distribution authorized by the Board of Directors in the first quarter of 2019. The special dividend consisted of $67.1 million in cash, 4.5 million shares of Common Stock and $0.4 million of cash paid in lieu of issuing fractional shares. The special distribution consisted of $72.7 million in cash, 4.8 million common partnership units and $0.4 million of cash paid in lieu of issuing fractional units.

In connection with the special dividend and distribution, the Board of Directors authorized a reverse stock split during the three months ended March 31, 2019. The reverse split combined every 1.03119 common shares and common partnership units into one common share or common partnership unit and was intended to neutralize the dilutive impact of the shares and units issued in the special dividend and distribution. As a result, the number of shares and units outstanding after the dividend/distribution and reverse split was unchanged from the number outstanding immediately prior to the two actions.

Note 6 — Fair Value Measurements

Recurring Fair Value Measurements

We measure at fair value on a recurring basis our investments in the securitization trust that holds certain of our property debt, which we classify as AFS debt securities. These investments are presented within other assets in the condensed consolidated balance sheets. We hold several positions in the securitization trust that pay interest currently and we also hold the first loss position in the securitization trust, which accrues interest over the term of the investment. These investments were acquired at a discount to face value and we are accreting the discount to the $100.9 million face value of the investments through interest income using the effective interest method over the remaining expected term of the investments, which as of March 31, 2020, was approximately 1.2 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $91.7 million and $90.0 million as of March 31, 2020, and December 31, 2019, respectively.

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

The following table summarizes fair value for our AFS debt securities (in thousands):

	As of March 31, 2020				As of December 31, 2019
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
AFS debt securities	$95,906	$—	$95,906	$—	$94,251	$—	$94,251	$—

Non-Recurring Fair Value Measurements

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their fair value as of March 31, 2020, and December 31, 2019, due to their relatively short-term nature and high probability of realization. The carrying amounts of notes receivable and the revolving credit facility approximated their estimated fair value as of March 31, 2020, and December 31, 2019. We estimate the fair value of our non-recourse property debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered apartment communities within our portfolio. We classify the fair value of our non-recourse property debt within Level 2 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate its fair value.

The following table summarizes carrying value and fair value for our non-recourse property debt (in thousands):

	As of March 31, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$4,228,440	$4,166,396	$4,251,339	$4,298,630

Note 7 — Business Segments

We have four segments: Same Store, Redevelopment and Development, Acquisition, and Other Real Estate.

Our Same Store segment includes communities that have reached a stabilized level of operations as of the beginning of a two-year comparable period and maintained it throughout the current and comparable prior year and are not expected to be sold within 12 months. Our Redevelopment and Development segment includes apartment communities that are currently under construction, and those that have been completed in recent years that have not achieved and maintained stabilized operations for both the current and comparable prior year. Our Acquisition segment includes communities that we have acquired since the beginning of a two-year comparable period. Our Other Real Estate segment primarily includes communities that are subject to limitations on rent increases, communities that we expect to sell within 12 months but do not yet meet the criteria to be classified as held for sale, communities that we expect to redevelop, and certain commercial spaces.

Our chief operating decision maker uses proportionate property net operating income to assess the operating performance of our communities. Proportionate property net operating income reflects our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements, for consolidated communities. In our condensed consolidated statements of operations, utility reimbursements are included in rental and other property revenues, in accordance with GAAP.

As of March 31, 2020, our Same Store segment included 95 consolidated apartment communities with 28,095 apartment homes; our Redevelopment and Development segment included six consolidated communities with 2,210 homes; our Acquisition segment included one consolidated community with 110 homes, and one consolidated community with 136 homes under construction; and our Other Real Estate segment included 18 communities with 2,289 homes and one office building.

The following tables present the rental and other property revenues, property operating expenses, proportionate property net operating income, and income before income tax benefit (expense) of our segments on a proportionate basis, excluding amounts related to sold communities and our proportionate share of four apartment communities with 142 apartment homes that we neither manage nor consolidate, for the three months ended March 31, 2020 and 2019 (in thousands):

	Same Store	Redevelopment and Development	Acquisition	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended March 31, 2020:
Rental and other property revenues	$187,956	$11,913	$884	$17,875	$8,812	$(2,888)	$224,552
Property operating expenses	48,782	4,687	401	6,174	8,175	7,261	75,480
Other operating expenses not allocated to segments (3)	—	—	—	—	—	113,410	113,410
Total operating expenses	48,782	4,687	401	6,174	8,175	120,671	188,890
Proportionate property net operating income (loss)	139,174	7,226	483	11,701	637	(123,559)	35,662
Other items included in income before income tax benefit (4)	—	—	—	—	—	(29,918)	(29,918)
Income before income tax benefit	$139,174	$7,226	$483	$11,701	$637	$(153,477)	$5,744

	Same Store	Redevelopment and Development	Acquisition	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended March 31, 2019:
Rental and other property revenues	$181,523	$14,012	$—	$14,113	$8,292	$12,295	$230,235
Property operating expenses	48,990	5,255	127	4,991	7,733	11,863	78,959
Other operating expenses not allocated to segments (3)	—	—	—	—	—	109,862	109,862
Total operating expenses	48,990	5,255	127	4,991	7,733	121,725	188,821
Proportionate property net operating income (loss)	132,533	8,757	(127)	9,122	559	(109,430)	41,414
Other items included in income before income tax expense (4)	—	—	—	—	—	252,862	252,862
Income before income tax expense	$132,533	$8,757	$(127)	$9,122	$559	$143,432	$294,276
(1)

Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the results of consolidated communities in our segments, which are included in the related consolidated amounts, but excluded from proportionate property net operating income for our segment evaluation. Also includes the reclassification of utility reimbursements from revenues to property operating expenses for the purpose of evaluating segment results. Utility reimbursements are included in rental and other property revenues in our condensed consolidated statements of operations prepared in accordance with GAAP.

(2)

Includes the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any. Also includes property management expenses and casualty gains and losses, which are included in consolidated property operating expenses and are not part of our segment performance measure. Write-off of straight-line rent receivables, which was recognized due to the impact of COVID-19 and the resulting economic impact on our commercial tenants, is included in consolidated rental and other property revenues. The write-off of straight-line rent is not included in our measurement of segment performance.

(3)

Includes depreciation and amortization, general and administrative expenses, and other operating expenses including provision for real estate impairment loss, which are not included in our measure of segment performance.

(4)	Includes gain (loss) on dispositions of real estate, mezzanine investment income, interest income, and interest expense.

The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	March 31, 2020	December 31, 2019
Same Store	$4,643,371	$4,679,211
Redevelopment and Development	731,811	694,188
Acquisition	102,217	89,405
Other Real Estate	733,138	736,934
Corporate and other assets (1)	837,708	629,001
Total consolidated assets	$7,048,245	$6,828,739
(1)	Includes the assets not allocated to our segments, primarily corporate assets and assets of sold apartment communities.

For the three months ended March 31, 2020 and 2019, capital additions related to our segments were as follows (in thousands):

	2020	2019
Same Store	$27,526	$35,379
Redevelopment and Development	44,596	36,458
Acquisition	15,343	76
Other Real Estate	6,419	3,477
Total capital additions	$93,884	$75,390

Note 8 – Subsequent Events

In December 2019, COVID-19 was first identified during an investigation into an outbreak in Wuhan, China. The World Health Organization declared COVID-19 to be a pandemic on March 11, 2020. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. Many states and local jurisdictions have reacted by instituting a wide variety of measures including states of emergency, mandatory quarantines, required business and school closures, implementing “shelter in place” orders, and restricting travel. In addition, many cities and states have enacted, or are considering enacting, protections for residents and commercial tenants, including government mandated rent delays, other abatement measures or concessions, and prohibitions on lease terminations or evictions for tenants. Many experts predict that the outbreak will trigger a period of material global economic slowdown or a global recession.

We will continue to monitor impairments of our real estate assets, impairment of our mezzanine loan investment, and estimates of bad debt on rental income. The unknown duration of the pandemic, any limitations that prevent us from enforcing our legal right, and the resulting economy are expected to likely result in increased bad debt and lower occupancy, negatively impacting our results. We will continue to monitor the collectability of all unpaid commercial rent obligations and may be required to make further write-offs in the future. Additionally, we will continue to monitor economic and market conditions and provide no assurance that a prolonged recession will not result in a non-cash impairment loss in the future.

On April 10, 2020, the FASB issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions, including deferrals or reductions of future lease payments. Consequently, in accordance with the Staff Q&A issued by the FASB, we may elect to not follow lease modification accounting for concessions related to the effects of the COVID-19 pandemic. We are currently working with tenants impacted by the COVID-19 pandemic and will continue to evaluate the accounting impact of future lease concessions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding: the impact of the COVID-19 pandemic, including on our ability to maintain current or meet projected occupancy, rental rate and property operating results; the effect of acquisitions, dispositions, redevelopments, and developments; our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our redevelopment and development investments; expectations regarding sales of our apartment communities and the use of proceeds thereof; the availability and cost of corporate debt; and our ability to comply with debt covenants, including financial coverage ratios.

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

•

Impact of the COVID-19 pandemic on our residents, commercial tenants, and operations, including as a result of government restrictions and the overall impact on the real estate industry and economy generally, and the ongoing, dynamic and uncertain nature and duration of the pandemic, all of which heightens the impact of the other risks and factors described below;

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

Readers should carefully review our financial statements and the notes thereto, as well as Item 1A. Risk Factors in Part II of this report, the section entitled “Risk Factors” described in Item 1A of Apartment Investment and Management Company’s and AIMCO Properties, L.P.’s combined Annual Report on Form 10-K for the year ended December 31, 2019, and the other documents we file from time to time with the Securities and Exchange Commission.

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

Our principal financial objective is to provide predictable and attractive returns to our equity holders. We measure our long-term total return using Economic Income, defined as changes in the per share Net Asset Value, or NAV, growth plus dividends. NAV is used by many investors because the value of company assets can be readily estimated, even for non-earning assets such as land or properties under development. NAV has the advantage of incorporating the investment decisions of thousands of real estate investors, enhancing comparability among companies that have differences in their accounting and avoiding disparity that can result from application of GAAP to investment properties and various ownership structures. NAV also provides real estate investors a basis for the perceived quality and predictability of future cash flows as well as their expected growth. Some investors focus on multiples of Adjusted Funds from Operations, or AFFO, and Funds from Operations as defined by the National Association of Real Estate Investment Trusts, or Nareit FFO. Our disclosure of AFFO, a measure of current return, complements our focus on Economic Income. We also use Pro forma FFO as a secondary measure of operational performance.

Our Economic Income is the result of performance in five key business areas:

•

increase revenue based on high levels of resident retention, through superior customer selection and satisfaction, coupled with innovation resulting in sustained cost control, to further improve net operating income margins;

•	create value and future earnings growth by the renovation and repositioning of apartment communities through short-cycle and long-cycle redevelopments;
•

own an apartment portfolio diversified by geography and price point with a focus on properties with high land value located in submarkets with outsized future growth prospects, and diversify the portfolio by maintaining allocation to both “income” properties (high quality properties with predictable, “low beta” AFFO returns, usually with B or C+ rents) where we expect appreciation of the substantial land value will create opportunities for “high alpha” value creation through profitable redevelopment;

•	primarily utilize safe property debt that is low-cost, long-dated, amortizing, and non-recourse, limiting entity and refunding risk while maintaining flexibility to sell or redevelop properties; and
•

emphasize an intentional culture that is collaborative and productive, based on respect for others and personal responsibility, strengthened by a preference for promotion from within and explicit talent development and succession planning to produce the strong, stable team that is the enduring foundation of our success.

Over our first 25 years as a public company, our Economic Income compounded at an annual rate of 14%.

COVID-19 Update

In December 2019, COVID-19 was first identified during an investigation into an outbreak in Wuhan, China. The World Health Organization declared COVID-19 a pandemic on March 11, 2020. The following is a summary of our response to the COVID-19 pandemic and a discussion of financial information for the three months ended March 31, 2020, and periods subsequent to March 31, 2020.

As the crisis approached, we made the health and safety of teammates our priority and we:

•

formed a cross-functional committee of approximately a dozen, from across the company, that met daily to re-design how work was done on site, to keep our team safe while continuing to lease apartments and fulfil service requests;

•	made it clear, and consistent with company policies providing flexibility, that any teammate who felt unsafe at work because of the virus was free to stay home, with pay and without penalty;
•	undertook to pay all costs related to COVID-19 testing and treatment;
•	committed to keep our team intact, without layoffs or pay cuts; and
•	continued, and increased, regular communications and transparency, providing a steady flow of written, oral, and video reports to the entire team.

Customer focus led us to make our properties safer by increasing cleaning, reducing opportunities for infection, and limiting in-person interactions with neighbors and site teams, and we:

•	searched out ways to support those sheltering at home and to meet the needs of the relatively few who reported positive for infection by COVID-19;
•

redeployed construction supervisors whose work had been paused to support property service teams, and redeployed dozens of our office workers to join our shared service center team to hold thousands of structured conversations with residents helping each plan his or her personal adjustment to the crisis, including offering financial advice, tips on job searches, help with errands, ideas about how to find a roommate, establishing payment plans where appropriate, and even, in a few difficult cases, providing money for groceries;

•	utilized our previous investment in technology and artificial intelligence to adapt to the new conditions of social distancing and sheltering at home; and
•

mindful of the sacrifice of healthcare providers who worked long hours and felt unable to go home without risking infection of their families, and as part of the Aimco Cares Good Neighbor program, provided free use of furnished apartments at 21 Fitzsimons on the Anschutz Medical Campus, Parc Mosaic near Boulder Community Health, and River Club near Newark University Hospital.

Our Board of Directors was fully informed and fully engaged, including two candidates for the board who were not formally elected until the end of April. During March and April, we delivered five management reports, made numerous calls, asked individual directors for specific assistance, and held four virtual board meetings.

Knowing the importance of financial liquidity and building on $650 million of cash and committed credit at the start of 2020, we drew down $300 million on our revolving credit facility, reduced expected 2020 capital spending by $150 million, or almost one-half, and undertook to increase available credit by another $720 million: a $350 million bank term loan and approximately $370 million in proceeds from property loans, of which half are closed or rate-locked and half closing over the next 30 days.

Preliminary 2nd Quarter Information

•	In April, our resident turnover reached an all-time low of 41.1%, down 270 basis points year over year.
•	Leasing pace, which initially dropped by half in mid-March, is recovering. In April, our leasing team provided more than 3,300 live, virtual tours to prospects generating more than 1,000 leases.
•	April average daily occupancy of 96.6% was down 40 basis points year over year, yet higher by 20 basis points from April 2018.
•	Pricing has remained solid with April blended lease rate increases of 4.2%, up 50 basis points year-over-year.
•

April residential revenue was approximately $69 million, of which we recognized 99%, after a 1% provision for bad debt. Of the 99% recognized, 96% was received in cash and 3% was accrued based on security deposits available for offset, and the FICO scores of the resident or his guarantor. Effective in April, we revised our estimation of residential bad debt to consider creditworthy residents and their guarantors who choose to withhold rent payments.

Our new methodology accelerated the estimate of collectability to month-end based on our assessment of the creditworthiness of the tenants and third-party guarantors, based on their FICO scores. Previously, we evaluated collectability of balances only after such balances were more than 30 days past due. Using the new methodology, April residential bad debt expense was approximately 1% of revenues, or $670k; an increase of $270k from what would have been the result using our former methodology.

We also reviewed the viability of our commercial tenants and the related accounting assets for straight-line rents and deferred broker commissions.

Approximately $2.5 million, or 3.5%, of our monthly revenue is derived from commercial tenants, about one-half office uses and one-half other commercial uses. In April, we collected 90% of amounts due from office tenants and 30% of rents from the other commercial users.

US GAAP requires revenue subject to long-term leases to be recognized in a ratable, or straight-line, manner over the life of the lease. In practice, this results in GAAP income in excess of cash receipts in the early years of a lease. Additionally, GAAP requires broker commissions paid for origination of the lease to be deferred and recognized over the life of the lease. Entering 2020, we had recognized $6.7 million of GAAP rental revenue in-excess of cash rent and had deferred $3.8 million of broker commissions. Based on the expected economic impact of COVID-19 and the recession at hand, we wrote off, in the first quarter, $2.9 million of its straight-line rent receivable and $2.2 million of deferred broker commissions related to leases to commercial tenants with retail, restaurant, and fitness uses. Monthly rent for these tenants is approximately $0.6 million and future rental revenue will be recognized on a cash basis.

The unknown duration of the pandemic, any limitations that prevent us from enforcing our legal right, and the resulting economy are expected to likely result in higher uncollected rents and lower expected occupancy, negatively impacting our results. Partially mitigating these negative factors is an expectation for higher customer retention and lowering turnover costs. Additionally, while no provision for real estate impairment was recognized during the first quarter, we continue to monitor economic and market conditions and provide no assurance that a prolonged recession will not result in a non-cash impairment loss in the future.

Redevelopment and Development

When the current crisis became apparent, we paused all of our short-cycle redevelopment and capital enhancement activities. Together with other projects that had been slated to start later this year, we reduced expected 2020 capital spending by 45%, or $150 million.

We are continuing construction of five long-cycle redevelopments and developments currently underway. These five apartment communities have an estimated remaining cost to complete of approximately $212 million; approximately $140 million of which is expected to be spent in 2020. Three are expected to be completed in 2020 and two are expected to be completed in 2021. When stabilized, these communities are expected to contribute approximately $30 million of additional net operating income.

Liquidity and Leverage

Today, we have $1 billion of liquidity: summing cash on hand; availability under our revolving credit facility; and excess proceeds on rate-locked debt closing in the next few weeks. This liquidity will increase by an additional $200 million, as in-process property loans close over the next 30 days.

In total, we are placing $688 million of new property debt, generating incremental proceeds of $367 million. We have closed or rate-locked $326 million of the new property loans. These loans have a weighted-average term to maturity of 8.3 years and a weighted-average interest rate of 2.9%, lowering our overall borrowing costs by five basis points. When these financings, and the property loans currently in process, are completed, we will have no loan maturities in 2020 and will have reduced 2021 to 2024 maturities by $229 million; resulting in average annual maturities of $265 million for the four years 2021 to 2024.

Our investment-grade balance sheet provides flexibility and liquidity. Leverage, as measured by leverage-to-EBITDAre, remains above targeted levels. We expect to reduce leverage to targeted levels through increased EBITDAre from the lease up of the five properties under construction and from property sales.

In early May, we sold an apartment community located in Annandale, Virginia at a price of $58.9 million, equal to its estimated gross asset value at December 31, 2019.

Results for the Three Months Ended March 31, 2020

The results from the execution of our business plan during the three months ended March 31, 2020, are further described below.

Operations

We own and operate a portfolio of apartment communities, diversified by both geography and price point. As of March 31, 2020, our portfolio included 124 apartment communities with 32,846 apartment homes in which we held an average ownership of approximately 99%.

Our property operations team produced solid results for our portfolio for the three months ended March 31, 2020. Same Store highlights include:

•	Average daily occupancy of 97.6%, 60 basis points higher than the three months ended March 31, 2019;
•	Net operating income increased 5.0% with a 74.0% net operating income margin, 100 basis points higher than the margin for the three months ended March 31, 2019; and

•	Rent increases on renewals and new leases averaged 5.8% and 1.7%, respectively, for a weighted-average increase of 3.6%, 50 basis points higher than the three months ended March 31, 2019.

Our focus on efficient operations through productivity initiatives such as centralization of administrative tasks, optimization of economies of scale at the corporate level, and increased automation has helped us control operating expenses. These and other innovations contributed to a growth rate in Same Store controllable operating expense, which we define as property expenses less taxes, insurance, and utility expenses, compounding for the 12 years ended December 31, 2019, at an annual rate of negative 0.2%. During the three months ended March 31, 2020, Same Store controllable operating expenses decreased 3.5% compared to the three months ended March 31, 2019.

Redevelopment and Development

Our second line of business is the redevelopment and some development of apartment communities. Through redevelopment activities, we expect to create value by repositioning communities within our portfolio. We undertake ground-up development when warranted by risk-adjusted investment returns, either directly or in connection with the redevelopment of an existing apartment community. When warranted, we rely on the expertise and credit of a third-party developer familiar with the local market to limit our exposure to construction risk. We invest to earn risk-adjusted returns in excess of those expected from the apartment communities sold in “paired trades” to fund the redevelopment or development. Of these two activities, we generally favor redevelopment because it permits adjustment of the scope and timing of spending to align with changing market conditions and customer preferences.

We execute redevelopments using a range of approaches. We prefer to limit risk by executing redevelopments using a short-cycle approach, in which we renovate an apartment community in stages. These short-cycle redevelopments can be completed one apartment home at a time, when that home is vacated and available for renovation, or one floor at a time, thereby limiting the number of down homes and lease-up risk. As a result, short-cycle redevelopments provide us the flexibility to maintain current earnings while aligning the timing of the completed apartment homes with market demand. When short-cycle redevelopments are not possible, we may engage in redevelopment activities where an entire building or community is vacated. We refer to these as long-cycle redevelopments. We undertake some ground-up development when warranted by risk-adjusted investment returns. Redevelopment work may include seeking entitlements from local governments, which enhance the value of our existing portfolio by increasing density; that is, the right to add apartment homes to a site.

During the three months ended March 31, 2020, we invested $67.4 million in redevelopment and development. In March, as mentioned above, we paused investment in our short-cycle redevelopment projects and delayed the start of new projects. We intend to continue five long-cycle redevelopment and development projects already under construction, including the full redevelopment of the North Tower at Flamingo Point and 707 Leahy, ground-up construction at The Fremont on the Anschutz Medical Campus, Eldridge Townhomes adjacent to our Elm Creek apartment community, and Prism in Cambridge, Massachusetts. Our estimated cost to complete these projects is $212.2 million, an amount equal to 1.5% of our estimated gross asset value and readily funded from our liquidity.

The following table summarizes our significant redevelopment and development communities as of March 31, 2020 (dollars in millions):

	Location	Homes Approved for Redevelopment	Homes Completed	Homes Leased	Total Planned Investment (1)	Investment to Date	Expected Initial Occupancy (2)	Expected NOI Stabilization (3)
Short-cycle redevelopments:
Bay Parc	Miami, FL	75	75	70	$26.3	$26.3	N/A	N/A
Long-cycle redevelopments:
707 Leahy (4)	Redwood City, CA	110	12	19	25.0	16.1	1Q 2020	2Q 2022
Eldridge Townhomes	Elmhurst, IL	58	—	12	35.1	24.1	2Q 2020	4Q 2022
Flamingo Point	Miami Beach, FL	385	18	12	224.9	90.2	4Q 2021	2Q 2024
The Fremont	Denver, CO (MSA)	253	—	16	87.0	69.8	3Q 2020	1Q 2023
Parc Mosaic (5)	Boulder, CO	226	226	157	124.6	123.4	3Q 2019	1Q 2022
Prism (6)	Cambridge, MA	136	—	2	73.2	32.8	1Q 2021	3Q 2023
Total		1,243	331	288	$596.1	$382.7
(1)	Represents the total actual or estimated investment, net of tax and other credits earned as a direct result of our redevelopment or development of the community.
(2)

Delivery timing and stabilization is subject to change and are based on the best estimate at this time. Temporary local restrictions halting construction activity and extended ‘‘shelter-in-place’ orders, related to COVID-19 or otherwise, may delay project completion and impact the timing of stabilization. Any additional delays may also result in increased costs.

(3)	Represents the period in which we expect the communities to achieve stabilized rents and operating costs, generally five quarters after occupancy stabilization.

(4)

In March 2020, complying with local COVID-19 related restrictions, construction activities were halted temporarily at 707 Leahy. On May 4, 2020, restrictions were eased, and construction activities resumed. Completion of construction, previously expected during the second quarter of 2020, is now expected during the third quarter of 2020.

(5)	During the three months ended March 31, 2020, we substantially completed construction at Parc Mosaic. As of March 31, 2020, we had leased 69% of the apartment homes at rents exceeding underwriting.
(6)

In July 2019, we announced the acquisition of an under-development apartment community, now called Prism. The City of Cambridge has halted all construction. Assuming the current ban is lifted by early summer, completion of this 136-apartment home property is expected in the first quarter of 2021.

As of March 31, 2020, our total estimated net investment at redevelopment and development communities is $596.1 million, of which we have funded $382.7 million. We expect to fund the remaining estimated net investment of $213.4 million on these communities in 2020 and future years, on a leverage-neutral basis, with proceeds from sales of apartment communities with lower forecasted FCF internal rates of return.

During the three months ended March 31, 2020, we leased 73 redeveloped or newly developed apartment homes. As of March 31, 2020, our exposure to lease-up at long-cycle redevelopment and development communities was 892 apartment homes; 70 homes where construction is complete, 347 homes expected to be delivered during the remainder of 2020, and 475 homes expected to be delivered in 2021.

Portfolio Management and Capital Allocation

Our portfolio of apartment communities is diversified across “A,” “B,” and “C+” price points, averaging “B/B+” in quality, and is also diversified across several of the largest markets in the United States. We measure the quality of apartment communities in our portfolio based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance data and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of local market average; as “B” quality apartment communities those earning rents between 90% and 125% of local market average; as “C+” quality apartment communities those earning rents greater than $1,100 per month, but lower than 90% of local market average; and as “C” quality apartment communities those earning rents less than $1,100 per month and lower than 90% of local market average. We classify as “B/B+” quality a portfolio that on average earns rents between 100% and 125% of local market average rents. Although some companies and analysts within the multifamily real estate industry use apartment community quality ratings of “A,” “B,” and “C,” some of which are tied to local market rent averages, the metrics used to classify apartment community quality as well as the period for which local market rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multifamily real estate industry.

The following table summarizes information about our portfolio relative to the market for the three months ended March 31, 2020:

Average revenue per Aimco apartment home (1)	$2,280
Portfolio average rents as a percentage of local market average rents	112%
Percentage A (1Q 2020 average revenue per Aimco apartment home $2,988)	53%
Percentage B (1Q 2020 average revenue per Aimco apartment home $2,010)	30%
Percentage C+ (1Q 2020 average revenue per Aimco apartment home $1,769)	17%
(1)	Represents average monthly rental and other property revenues (excluding resident reimbursement of utility cost) divided by the number of occupied apartment homes as of the end of the period.

Our average revenue per apartment home was $2,280 for the three months ended March 31, 2020, representing an increase of 5% compared to the same period in 2019. This increase is due primarily to growth in Same Store revenue, lease-up of redeveloped apartment homes, and the sale of communities with average monthly revenues per apartment home lower than those of the retained portfolio.

We follow a disciplined paired trade policy in making investments. As part of our portfolio strategy, we seek to sell up to 10% of our portfolio annually and to reinvest the proceeds from such sales in accretive uses such as capital enhancements, redevelopments, some developments, and selective acquisitions with projected FCF internal rates of return higher than expected from the communities being sold. We prefer well-located real estate where land is a significant percentage of total value and provides potential upside from development or redevelopment. Through this disciplined approach to capital recycling, we increase the quality and expected growth rate of our portfolio.

As we execute our portfolio strategy, we expect to increase average revenue per Aimco apartment home at a rate greater than market rent growth, increase FCF margins, and maintain sufficient geographic and price point diversification to limit volatility and concentration risk.

During the three months ended March 31, 2020, we made no acquisitions or dispositions.

Balance Sheet

Leverage

Our leverage strategy seeks to increase financial returns by using leverage with appropriate caution. We limit risk through our balance sheet structure, employing low leverage, primarily non-recourse and long-dated property debt; build financial flexibility by maintaining ample unused and available credit; holding properties with substantial value unencumbered by property debt; maintaining an investment grade rating; and using partners’ capital when it enhances financial returns or reduces investment risk.

Our leverage includes our share of long-term, non-recourse property debt encumbering apartment communities, outstanding borrowings on the revolving credit facility, and other leverage. Please refer to the Liquidity and Capital Resources section for additional information regarding our leverage. Other leverage includes mezzanine equity instruments, including preferred OP Units and redeemable noncontrolling interests in consolidated real estate partnership.

Our target leverage ratios are Net Leverage to Adjusted EBITDAre below 7.0x and Adjusted EBITDAre to Adjusted Interest Expense and Preferred Distributions greater than 2.5x. We calculate Adjusted EBITDAre and Adjusted Interest Expense used in our leverage ratios based on the most recent three-month amounts, annualized. Our leverage ratios for the three months March 31, 2020, are presented below:

Proportionate Debt to Adjusted EBITDAre	7.5x
Net Leverage to Adjusted EBITDAre	7.7x
Adjusted EBITDAre to Adjusted Interest Expense	3.7x
Adjusted EBITDAre to Adjusted Interest Expense and Preferred Distributions	3.6x

Our leverage is expected to be reduced to target levels through the lease up of the five properties under construction and through property sales.

Under our revolving credit facility, we have agreed to maintain a fixed charge coverage ratio of 1.40x, as well as other covenants customary for similar revolving credit arrangements. For the trailing twelve months ended March 31, 2020, our fixed charge coverage ratio was 2.08x. We expect to remain in compliance with these covenants.

Please refer to the Leverage Ratios subsection of the Non-GAAP Measures section for further information about the calculation of our leverage ratios.

Liquidity

Our liquidity consists of cash and restricted cash balances and available capacity on our revolving credit facility.

In April 2020, we secured a $350.0 million term loan. The loan has a one-year term, with a one-year extension option. The loan bears interest at 185 basis points above 30-day LIBOR, with a 50-basis point LIBOR floor. Proceeds from the loan were primarily used to repay borrowings on our $800.0 million revolving credit facility, increasing our availability to $473.6 million as of April 30, 2020.

Additionally, as of May 1, 2020, we had closed or rate-locked $326.2 million of fixed-rate property debt financing with a weighted-average term to maturity of 8.3 years and a weighted-average interest rate of 2.9%. We have an additional $200.0 million of in-process property loans that we expect to close over the next 30 days.

After these financing activities, our total liquidity is expected to be approximately $1.2 billion.

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

Equity Capital Activities

During the three months ended March 31, 2020, we repurchased 0.2 million shares of Common Stock for $10.0 million, at a weighted-average price of $42.79 per share, approximately a 27% discount to our estimated NAV per share.

On April 28, 2020, our Board of Directors declared a quarterly cash dividend of $0.41 per share of Common Stock, an increase of 5% compared to the regular quarterly dividends paid in 2019. This amount is payable on May 29, 2020, to stockholders of record on May 15, 2020.

Team and Culture

Our team and culture are keys to our success. Our intentional focus on a collaborative and productive culture based on respect for others and personal responsibility is reinforced by a preference for promotion from within. We focus on succession planning and talent development to produce a strong, stable team that is the enduring foundation of our success. We offer benefits reinforcing our value of caring for each other, including paid time for parental leave, paid time annually to volunteer in local communities, college scholarships for the children of team members, an emergency fund to help team members in crisis, financial support for our team members who are becoming United States citizens, and a bonus structure at all levels of the organization. We also pay full compensation and benefits for team members who are actively deployed by the United States military. Out of hundreds of participating companies in 2019, we were one of only seven recognized as a “Top Workplace” in Colorado for each of the past seven years. We were also recognized as a Top Workplace in the Bay Area in 2019. Also in 2019, we were the only real estate company to receive a BEST award from the Association for Talent Development in recognition of our company-wide success in talent development, marking our second consecutive year receiving this award.

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

Financial Highlights

Net income attributable to common stockholders per common share, on a dilutive basis, decreased by $1.84 during the three months ended March 31, 2020, compared to 2019, due primarily to lower gains from dispositions.

AFFO per share increased $0.05 for the three months ended March 31, 2020, compared to 2019, due primarily to a $0.05 increase in Same Store property net operating income.

Detailed Results of Operations for the Three Months Ended March 31, 2020, Compared to March 31, 2019

Net income decreased by $282.3 million during the three months ended March 31, 2020, compared to 2019, as described more fully below.

Property Operations

We have four segments: Same Store, Redevelopment and Development, Acquisition, and Other Real Estate. Our Same Store segment includes communities that have reached a stabilized level of operations as of the beginning of a two-year comparable period and maintained it throughout the current and comparable prior year and are not expected to be sold within 12 months. Our Redevelopment and Development segment includes communities that are currently under construction, and those that have been completed in recent years that have not achieved and maintained stabilized operations for both the current and comparable prior year. Our Acquisition segment includes those communities that we have acquired since the beginning of a two-year comparable period. Our Other Real Estate segment primarily includes apartment communities that are subject to limitations on rent increases, communities that we expect to sell within 12 months but do not yet meet the criteria to be classified as held for sale, communities that we expect to redevelop, and certain commercial spaces.

As of March 31, 2020, our Same Store segment included 95 apartment communities with 28,095 apartment homes.

From December 31, 2019 to March 31, 2020, on a net basis, our Same Store segment increased by four apartment communities and 1,446 apartment homes. These changes consisted of:

•	the addition of one redeveloped apartment community with 940 apartment homes that was classified as Same Store upon maintaining stabilized operation for the entirety of the periods presented;
•	the addition of six acquired apartment communities with 1,480 apartment homes that were classified as Same Store because we have now owned them for the entirety of both periods presented; and
•	the reduction of three apartment communities with 974 apartment homes that we have classified in Other Real Estate, as we are planning to redevelop these communities.

As of March 31, 2020: our Redevelopment and Development segment included six apartment communities with 2,210 apartment homes; our Acquisition segment included one apartment community with 110 apartment homes and one apartment community with 136 homes under construction; and our Other Real Estate segment included 18 apartment communities with 2,289 apartment homes and one office building.

We use proportionate property net operating income to assess the operating performance of our communities. Proportionate property net operating income reflects our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements, for consolidated communities. Accordingly, the results of operations of our segments discussed below are presented on a proportionate basis and exclude the results of four apartment communities with 142 apartment homes that we do not consolidate.

We do not include offsite costs associated with property management, casualty gains or losses, or the results of apartment communities sold or held for sale, reported in consolidated amounts, in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below.

Please refer to Note 7 to the condensed consolidated financial statements in Item 1 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

Proportionate Property Net Operating Income

The results of our segments for the three months ended March 31, 2020 and 2019, as presented below, are based on segment classifications as of March 31, 2020.

	Three Months Ended March 31,
(in thousands)	2020	2019	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Same Store	$187,956	$181,523	$6,433	3.5%
Redevelopment and Development	11,913	14,012	(2,099)	(15.0%)
Acquisition	884	—	884	nm
Other Real Estate	17,875	14,113	3,762	26.7%
Total	218,628	209,648	8,980	4.3%
Property operating expenses, net of utility reimbursements:
Same Store	48,782	48,990	(208)	(0.4%)
Redevelopment and Development	4,687	5,255	(568)	(10.8%)
Acquisition	401	127	274	215.7%
Other Real Estate	6,174	4,991	1,183	23.7%
Total	60,044	59,363	681	1.1%
Proportionate property net operating income:
Same Store	139,174	132,533	6,641	5.0%
Redevelopment and Development	7,226	8,757	(1,531)	(17.5%)
Acquisition	483	(127)	610	(480.3%)
Other Real Estate	11,701	9,122	2,579	28.3%
Total	$158,584	$150,285	$8,299	5.5%

For the three months ended March 31, 2020, compared to 2019, our Same Store proportionate property net operating income increased by $6.6 million, or 5.0%. This increase was attributable primarily to a $6.4 million, or 3.5%, increase in rental and other property revenues due to higher average revenues of $62 per apartment home comprised of increases in rental rates and a 60-basis point increase in average daily occupancy. Renewal rents in the first quarter increased by 5.8%, and new lease rents increased by 1.7%, resulting in a weighted-average increase of 3.6%. Same Store property operating expenses decreased $0.2 million, contributing to the proportionate property net operating income growth, driven primarily by a $0.8 million, or 3.5%, decrease in controllable operating expenses, which exclude utility costs, real estate taxes, and insurance.

Redevelopment and Development proportionate property net operating income decreased by $1.5 million, or 17.5%, for the three months ended March 31, 2020, compared to 2019. This decrease was attributable primarily to de-leasing at Flamingo Point and 707 Leahy in preparation for redevelopment, offset partially by increased occupancy driven by the lease-up at Parc Mosaic.

Other Real Estate proportionate property net operating income increased by $2.6 million, or 28.3%, for the three months ended March 31, 2020, compared to 2019, due primarily to the acquisition of 1001 Brickell Bay Drive in July 2019.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include offsite costs associated with property management, casualty losses, write-off of straight-line rent receivables, and the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance.

For the three months ended March 31, 2020, we recognized a write-off of straight-line rent receivables due to the impact of COVID-19 and the resulting economic impact on our commercial tenants. No similar write-off was recognized in 2019.

For the three months ended March 31, 2020, compared to 2019, net operating income decreased by $7.7 million due to the sale of apartment communities in 2019.

Depreciation and Amortization

For the three months ended March 31, 2020, compared to 2019, depreciation and amortization expense increased by $6.9 million, or 7.4%, due primarily to communities acquired in 2019 and apartment homes placed in service after completion of construction. This increase was offset partially by decreases in depreciation associated with apartment communities sold and assets fully depreciated in 2019.

Other Expenses, Net

Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses, ground lease rent expense, and certain non-recurring items.

For the three months ended March 31, 2020, compared to 2019, other expenses, net decreased by $3.5 million, or 68.0%, due primarily to a favorable incremental cash receipt in the first quarter of 2020 related to a previous settlement and lower ground lease expense.

Interest Income

Interest income for the three months ended March 31, 2020, compared to 2019, increased by $1.8 million, or 65.9%, due primarily to a gain recognized due to the early payoff of a seller financing note.

Gain on Dispositions of Real Estate

During the three months ended March 31, 2020, no apartment communities were sold. The table below summarizes dispositions of apartment communities from our portfolio during the three months ended March 31, 2019 (dollars in thousands):

2019
Number of apartment communities sold	7
Gross proceeds	$408,550
Net proceeds (1)	$340,218
Gain on dispositions	$291,473
(1)	Net proceeds are after repayment of debt, if any, net working capital settlements, payment of transaction costs, and debt prepayment penalties, if applicable.

The apartment communities sold from our portfolio during the three months ended March 31, 2019, were primarily located outside of our primary markets or in lower-rated locations within our primary markets and had average revenues per apartment home significantly below those of our retained portfolio.

Mezzanine Investment Income, Net

On November 26, 2019, we loaned $275 million to the partnership owning Parkmerced Apartments. During the three months ended March 31, 2020, we recognized $6.7 million of income in connection with the mezzanine loan, and we received cash payments of $0.6 million on the accrued interest.

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

For the three months ended March 31, 2020, we incurred income tax benefit of $3.2 million, compared to income tax provision of $3.0 million during the same period in 2019. The change is due primarily to income tax provision on the gain on dispositions of real estate in 2019, offset partially by decreased benefit due to lower net operating losses at communities held by TRS entities.

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

Our critical accounting policies are described in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the financial condition, results of operations, and cash flows for all periods presented.

Non-GAAP Measures

Certain key financial indicators we use in managing our business and in evaluating our financial condition and operating performance are non-GAAP measures. Key non-GAAP measures we use are defined and described below, and for those non-GAAP measures used or disclosed within this quarterly report, we provide reconciliations of the non-GAAP measures to the most comparable financial measure computed in accordance with GAAP.

We measure our long-term total return using Economic Income, which is a non-GAAP financial measure. Economic Income represents stockholder value creation as measured by the per share change in estimated NAV plus cash dividends. We believe Economic Income is important to investors as it represents a measure of total return earned by our stockholders. We report and reconcile Economic Income annually. Please refer to the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, for more information about Economic Income.

Free Cash Flow, as calculated for our retained portfolio, represents property net operating income, less spending for Capital Replacements, which represents our estimation of the capital additions made to replace capital assets consumed during our ownership period (further discussed under the Nareit Funds From Operations, Pro forma Funds From Operations, and Adjusted Funds From Operations heading and the Liquidity and Capital Resources heading). FCF margin as calculated for apartment communities sold represents the sold apartment community’s net operating income less $1,200 per apartment home of assumed annual capital replacement spending, as a percentage of the apartment community’s rental and other property revenues. Capital replacement spending represents a measure of capital asset usage during the period; therefore, we believe that FCF is useful to investors as a supplemental measure of apartment community performance because it takes into consideration costs incurred during the period to replace capital assets that have been consumed during our ownership.

Nareit Funds From Operations, Pro forma Funds From Operations, and Adjusted Funds From Operations

Nareit FFO is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers, or other personal property. Nareit defines FFO as net income computed in accordance with GAAP, excluding: depreciation and amortization related to real estate; gains and losses from sales and impairment of depreciable assets and land used in our primary business; and income taxes directly associated with a gain or loss on the sale of real estate, and including our share of the FFO of unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine Nareit FFO. We calculate Nareit FFO attributable to Aimco common stockholders (diluted) by subtracting amounts allocated from Nareit FFO to participating securities.

In addition to Nareit FFO, we compute Pro forma FFO and AFFO, which are also non-GAAP financial measures that we believe are helpful to investors in understanding our short-term performance. Pro forma FFO represents Nareit FFO attributable to Aimco common stockholders (diluted), excluding certain amounts that are unique or occur infrequently.

In computing 2020 Pro forma FFO, we made the following adjustment to Nareit FFO:

•

Straight-line rent: in 2018, we assumed a 99-year ground lease with scheduled rent increases. Due to the terms of the lease, GAAP rent expense will exceed cash rent payments until 2076. We include the cash rent payments for this ground lease in Pro forma FFO but exclude the incremental straight-line non-cash rent expense. We include the rent expense for this lease in other expenses, net, in our condensed consolidated statements of operations.

In computing 2019 Pro forma FFO, we made the following adjustments to Nareit FFO:

•	Straight-line rent: as described above.
•

Litigation: during 2018, we were engaged in litigation with Airbnb, which was resolved in December 2018. Due to the unpredictable nature of these proceedings, related amounts recognized are excluded from Pro forma FFO. These amounts are included in other expenses, net, in our condensed consolidated statements of operations.

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

For the three months ended March 31, 2020 and 2019, Aimco’s Nareit FFO, Pro forma FFO, and AFFO are calculated as follows (in thousands, except per share data):

	2020	2019
Net income attributable to Aimco common stockholders (1)	$6,679	$271,568
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	97,792	91,374
Loss (gain) on dispositions and other, net of noncontrolling partners’ interest	34	(291,473)
Income tax adjustments related to gain on dispositions and other tax-related items	226	6,526
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(5,096)	10,249
Amounts allocable to participating securities	(39)	316
Nareit FFO attributable to Aimco common stockholders	$99,596	$88,560
Adjustments, all net of common noncontrolling interests in Aimco Operating Partnership and participating securities:
Straight-line rent	635	2,307
Litigation, net	—	25
Pro forma FFO attributable to Aimco common stockholders	$100,231	$90,892
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(11,605)	(9,711)
AFFO attributable to Aimco common stockholders	$88,626	$81,181

Total share and dilutive share equivalents used to calculate Net income and Nareit FFO per share (2)	148,786	144,445
Adjustment to weight reverse stock split (3)	—	3,888
Pro forma shares and dilutive share equivalents used to calculate Pro forma FFO and AFFO per share	148,786	148,333

Net income attributable to Aimco per common share – diluted	$0.04	$1.88
Nareit FFO per share – diluted	$0.67	$0.61
Pro forma FFO per share – diluted	$0.67	$0.61
AFFO per share – diluted	$0.60	$0.55
(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP.
(2)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP.
(3)

During the three months ended March 31, 2019, we completed a reverse stock split and a special dividend paid primarily in stock. For stock splits, GAAP requires the restatement of weighted average shares as if the reverse stock split occurred at the beginning of the period presented; while shares issued in the special dividend are included in weighted average shares outstanding from the date issued. To minimize confusion and facilitate comparison of period-over-period Pro forma FFO and AFFO, we calculated pro forma weighted average shares for 2019 based on the effective date of the reverse stock split and ex-dividend date for the shares issued in the special dividend, thereby eliminating the per-share impact of the GAAP treatment to Aimco’s reported Pro forma FFO and AFFO.

Please refer to Financial Highlights above for discussion of the factors affecting our Pro forma FFO and AFFO growth for 2020, as compared to 2019.

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

Leverage Ratios

As discussed under the Balance Sheet heading, our leverage strategy targets the ratio of Net Leverage to Adjusted EBITDAre to be below 7.0x and the ratio of Adjusted EBITDAre to Adjusted Interest Expense and Preferred Distributions to be greater than 2.5x. We believe these ratios, which are based in part on non-GAAP financial information, are commonly used by investors and analysts to assess the relative financial risk associated with companies within the same industry, and they are believed to be similar to measures used by rating agencies to assess entity credit quality.

Proportionate Debt, as used in our leverage ratios, is a non-GAAP measure and includes our share of the long-term, non-recourse property debt, and outstanding borrowings under our revolving credit facility. Proportionate Debt excludes unamortized debt issuance costs because these amounts represent cash expended in earlier periods and do not reduce our contractual obligations. We reduce our recorded debt by the amounts of cash and restricted cash on-hand (which are primarily restricted under the terms of our property debt agreements), excluding tenant security deposits included in restricted cash, assuming the remaining amounts of cash and restricted cash would be used to reduce our outstanding leverage. We further reduce our recorded debt by the value of our investment in a securitization trust that holds certain of our property debt, as our payments of principal and interest associated with such property debt will ultimately repay our investments in the trust.

We believe Proportionate Debt is useful to investors as it is a measure of our net exposure to debt obligations. Proportionate Debt, as used in our leverage ratios, is calculated as set forth in the table below.

Preferred OP Units, as used in our leverage ratios, represents the redemption amount for the Aimco Operating Partnership’s preferred OP Units and, although perpetual in nature, is another component of our overall leverage.

The reconciliation of total indebtedness to Proportionate Debt and Net Leverage, as used in our leverage ratios as of March 31, 2020, is as follows (in thousands):

March 31, 2020
Total indebtedness	$4,802,532
Adjustments:
Debt issuance costs related to non-recourse property debt	19,753
Proportionate share adjustments related to debt obligations of consolidated and unconsolidated partnerships	(7,732)
Cash and restricted cash	(374,816)
Tenant security deposits included in restricted cash	14,432
Proportionate share adjustments related to cash and restricted cash held by consolidated and unconsolidated partnerships	1,071
Securitization trust investment and other	(95,906)
Proportionate Debt	$4,359,334
Preferred OP Units	96,449
Redeemable noncontrolling interests in consolidated real estate partnership	4,617
Net Leverage	$4,460,400

We calculated Adjusted EBITDAre used in our leverage ratios based on the most recent three-month amounts, annualized. EBITDAre and Adjusted EBITDAre are non-GAAP measures, which we believe are useful to investors, creditors, and rating agencies as a supplemental measure of our ability to incur and service debt because they are recognized measures of performance by the real estate industry and allow for comparison of our credit strength to different companies. EBITDAre and Adjusted EBITDAre should not be considered alternatives to net income (loss) as determined in accordance with GAAP as indicators of liquidity. There can be no assurance that our method of calculating EBITDAre and Adjusted EBITDAre is comparable with that of other real estate investment trusts. Nareit defines EBITDAre as net income computed in accordance with GAAP, before interest expense, income taxes, depreciation, and amortization expense, further adjusted for:

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

The reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2020, as used in our leverage ratios, is as follows (in thousands):

Three Months Ended
March 31, 2020
Net income	$8,977
Adjustments:
Interest expense	41,336
Income tax benefit	(3,233)
Depreciation and amortization	100,476
Loss on dispositions of real estate	34
Adjustment related to EBITDAre of unconsolidated partnerships	211
EBITDAre	$147,801
Net income attributable to noncontrolling interests in Aimco Operating Partnership	(18)
EBITDAre adjustments attributable to noncontrolling interests	(620)
Interest income received on securitization investment	(2,171)
Straight-line rent	635
Adjusted EBITDAre	$145,627
Annualized Adjusted EBITDAre	$582,508

We calculate Adjusted Interest Expense, as used in our leverage ratios, based on the most recent three-month amounts, annualized. Adjusted Interest Expense is a non-GAAP measure that we believe is meaningful for investors and analysts as it presents our share of current recurring interest requirements associated with leverage. Adjusted Interest Expense represents our proportionate share of interest expense on non-recourse property debt and interest expense on our revolving credit facility borrowings. We exclude from our calculation of Adjusted Interest Expense:

•	debt prepayment penalties, which are items that, from time to time, affect our interest expense, but are not representative of our scheduled interest obligations; and
•

the income we receive on our investment in the securitization trust that holds certain of our property debt, as this income is being generated indirectly from interest we pay with respect to property debt held by the trust.

Preferred Distributions represents the distributions paid on the Aimco Operating Partnership’s preferred OP Units. We add Preferred Distributions to Adjusted Interest Expense for a more complete picture of the interest and dividend requirements of our leverage.

The reconciliation of interest expense to Adjusted Interest Expense and Preferred Distributions for the three months ended March 31, 2020, as used in our leverage ratios, is as follows (in thousands):

Three Months Ended
March 31, 2020
Interest expense	$41,336
Adjustments:
Proportionate share adjustments related to interest of consolidated and unconsolidated partnerships	(68)
Interest income earned on securitization trust investment	(2,171)
Adjusted Interest Expense	$39,097
Preferred distributions	1,869
Adjusted Interest Expense and Preferred Distributions	$40,966
Annualized Adjusted Interest Expense	$156,388
Annualized Adjusted Interest Expense and Preferred Distributions	$163,864

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

As of March 31, 2020, our primary sources of liquidity were as follows:

•	$340.9 million in cash and cash equivalents;
•	$19.5 million of restricted cash, excluding amounts related to tenant security deposits, consists primarily of escrows held by lenders for capital additions, property taxes, and insurance; and
•	$198.7 million of available capacity to borrow under our revolving credit facility after consideration of $7.4 million of letters of credit backed by the facility.

In response to economic uncertainty caused by the COVID-19 pandemic, we have taken several measures to further increase liquidity, including the following:

•	Reduced expected 2020 capital spending by approximately $150 million, or almost half, by pausing investment in our short-cycle redevelopment projects and delaying the start of new projects; and
•

undertook to increase available credit by approximately $720 million, comprised of a $350 million term loan and approximately $370 million in proceeds from property loans, of which half are closed or rate-locked and half closing over the next 30 days.

Additional liquidity may also be provided through property debt financing at properties current unencumbered by debt. As of March 31, 2020, we also held unencumbered communities with an estimated fair market value in excess of $2 billion.

Uses for liquidity include normal operating activities, payments of principal and interest on outstanding property debt, capital expenditures, dividends paid to stockholders, distributions paid to noncontrolling interest partners, and acquisitions of apartment communities. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from apartment community sales and refinancings. We may use our revolving credit facility for working capital and other short-term purposes, such as funding investments on an interim basis. We expect to meet our long-term liquidity requirements including redevelopment spending, and apartment community acquisitions, through primarily non-recourse, long-term borrowings, the issuance of equity securities (including OP Units), the sale of apartment communities, and cash generated from operations. Additionally, we expect to meet our liquidity requirements associated with our debt maturities. Our revolving credit facility matures on January 22, 2022. The following table summarizes the payments due under our non-recourse property debt commitments, excluding debt issuance costs, as of March 31, 2020 (in thousands):

	Total	Less than One Year (2020)	2-3 Years (2021-2022)	4-5 Years (2023-2024)	More than Five Years (2025 and Thereafter)
Non-recourse property debt	$4,228,440	$148,329	$1,021,230	$673,617	$2,385,264

Leverage and Capital Resources

The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Currently, interest rates are low compared to historical levels. Recent events have increased volatility in interest rates, resulting in substantial movements, both up and down, in short periods of time. Capital is still available, but with fewer sources than in past periods. Any adverse changes in the lending environment could negatively affect our liquidity. We believe we have mitigated much of this exposure by reducing our short and intermediate term maturity risk through refinancing such loans with long-dated, fixed-rate property debt. However, if property financing options become unavailable for our future debt needs, we may consider alternative sources of liquidity, such as reductions in capital spending or proceeds from apartment community dispositions.

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

As of March 31, 2020, approximately 85.9% of our leverage consisted of property-level, non-recourse, long-dated, amortizing debt. Approximately 96.0% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates, and inflation. The weighted-average remaining term to maturity of our property-level debt was 7.3 years. On average, 8.1% of our unpaid principal balances will mature each year from 2021 through 2023.

While our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt, we also have a revolving credit facility with a syndicate of financial institutions. As of March 31, 2020, we had $593.8 million of outstanding borrowings under our revolving credit facility, which represented approximately 12.1% of our total leverage.

As of March 31, 2020, our outstanding preferred OP Units represented approximately 2.0% of our total leverage. Preferred OP Units are redeemable at the holder’s option; however, for illustrative purposes, we compute the weighted-average maturity of our total leverage assuming a 10-year maturity on the units.

The combination of non-recourse property-level debt, borrowings under our revolving credit facility, preferred OP Units, and redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. The weighted-average remaining term to maturity for our total leverage described above was 6.7 years as of March 31, 2020.

Under the revolving credit facility, we have agreed to maintain a Fixed Charge Coverage ratio of 1.40x, as well as other covenants customary for similar revolving credit arrangements. For the trailing 12-month period ended March 31, 2020, our Fixed Charge Coverage ratio was 2.08x, compared to a ratio of 2.05x for the trailing 12-month period ended March 31, 2019. Our Fixed Charge Coverage ratio for March 31, 2020. We expect to remain in compliance with this covenant during the next 12 months.

We like the discipline of financing our investments in real estate through the use of fixed-rate, amortizing, non-recourse property debt, as the amortization gradually reduces our leverage and reduces our refunding risk, and the fixed-rate provides a hedge against increases in interest rates, and the non-recourse feature avoids entity risk.

For information on additional financing activity subsequent to March 31, 2020, please refer to Liquidity above.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1 of this report.

Operating Activities

For the three months ended March 31, 2020, net cash provided by operating activities was $77.4 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the three months ended March 31, 2020, decreased by $4.2 million compared to 2019, due to lower net operating income associated with communities sold, offset partially by improved operating results of our Same Store communities and increased contribution from our Acquisition and Other Real Estate communities.

Investing Activities

For the three months ended March 31, 2020, our net cash used in investing activities of $98.0 million was attributed to the items discussed below.

Total capital additions at apartment communities totaled $92.4 million and $75.4 million during the three months ended March 31, 2020 and 2019, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.

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

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019, are presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Capital replacements	$8,347	$7,695
Capital improvements	1,755	2,286
Capital enhancements	10,363	15,736
Redevelopment	34,458	18,917
Development	32,917	26,211
Initial capital expenditures	2,002	2,705
Casualty	2,524	1,809
Total apartment community capital additions	$92,366	$75,359
Plus: additions related to commercial spaces	1,518	31
Plus: additions related to apartment communities sold or held for sale	—	2,263
Consolidated capital additions	$93,884	$77,653
Plus: net change in accrued capital spending	958	7,893
Capital expenditures per condensed consolidated statement of cash flows	$94,842	$85,546

For the three months ended March 31, 2020 and 2019, we capitalized $3.4 million and $2.1 million of interest costs, respectively, and $10.1 million and $8.9 million of other direct and indirect costs, respectively.

We invested $10.4 million in capital enhancements and $67.4 million in redevelopment and development during the three months ended March 31, 2020. Further details regarding our redevelopment and development activities, including apartment communities constructed and delivered during the three months ended March 31, 2020, is discussed in the Executive Overview section above.

Financing Activities

For the three months ended March 31, 2020, our net cash provided by financing activities of $217.7 million was attributed to the items discussed below:

Net borrowings on our revolving credit facility of $318.8 million were made to provide coverage of financial obligations.

Principal payments on property loans during the period totaled $22.6 million of scheduled principal amortization.

Aimco common share repurchases during the three months ended March 31, 2020 totaled $10.0 million.

Net cash provided by financing activities also includes $66.6 million of payments to equity holders, as further detailed in the tables below.

Equity and Partners’ Capital Transactions

The following table presents the Aimco Operating Partnership’s distribution activity (including distributions paid to Aimco) during the three months ended March 31, 2020 (in thousands):

Cash distributions paid by the Aimco Operating Partnership to preferred unitholders	$1,869
Cash distributions paid by the Aimco Operating Partnership to common unitholders (1)	64,608
Cash distributions paid to holders of noncontrolling interests in consolidated real estate partnerships	81
Total cash distributions paid by the Aimco Operating Partnership	$66,558
(1)	$61.1 million represented distributions to Aimco, and $3.5 million represented distributions paid to holders of OP Units.

The following table presents Aimco’s dividend and distribution activity during the three months ended March 31, 2020 (in thousands):

Cash distributions paid to holders of OP Units	$5,361
Cash distributions paid to holders of noncontrolling interests in consolidated real estate partnerships	81
Cash dividends paid by Aimco to common stockholders	61,116
Total cash dividends and distributions paid by Aimco	$66,558

Future Capital Needs

We expect to fund any future acquisitions, redevelopment, development, and other capital spending principally with proceeds from apartment community sales, short-term borrowings, debt and equity financing, and operating cash flows. Our near-term business plan does not contemplate the issuance of equity. We believe, based on the information available at this time, that we have sufficient cash on hand and access to additional sources of liquidity to meet our operational needs for 2020 and beyond.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, on a consolidated basis, we had approximately $170.1 million of variable-rate property-level debt outstanding and $593.8 million of outstanding borrowings under our revolving credit facility. We estimate that a change in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce or increase interest expense by approximately $7.6 million on an annual basis.

As of March 31, 2020, we had approximately $374.8 million of cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may offset somewhat a change in rates on our variable-rate debt discussed above.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this report, we are updating the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2019 to include the following risk factor. The risk factors as-filed remain unchanged.

Pandemics may affect our operating results and financial condition.

A local, regional, national or international outbreak of a contagious disease, such as COVID-19, could negatively impact our tenants and our operations. The World Health Organization declared COVID-19 to be a pandemic on March 11, 2020. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting a wide variety of measures including states of emergency, mandatory quarantines, required business and school closures, implementing “shelter in place” orders and restricting travel. In addition, many cities and states have enacted, or are considering enacting, protections for residents and commercial tenants, including government mandated rent delays or other abatement measures or concessions or prohibitions on lease terminations or evictions. Many experts predict that the outbreak will trigger a period of material global economic slowdown or a global recession.

Factors that have negatively impacted, or would negatively impact, our ability to successfully operate during the COVID-19 pandemic or another pandemic include:

•	our ability to collect rents on a timely basis or at all, without reductions or other concessions;
•	our ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;
•	fluctuations in regional and local economies, local real estate conditions and rental rates;
•	our ability to dispose communities at all or on terms favorable to us;
•	our ability to complete redevelopments and developments as planned; and
•	potential litigation relating to the COVID-19 pandemic.

Given the ongoing and dynamic nature of the circumstances surrounding the COVID-19 pandemic, it is difficult to predict how significant the impact of this outbreak will be on the global economy, our residents and commercial tenants, and our communities or for how long disruptions are likely to continue. The extent of such impact will depend on developments, which are highly uncertain, rapidly evolving and cannot be predicted, including the ability to contain the virus, the duration of measures implemented and the overall impact of these measures. Such developments, depending on their nature, duration, and intensity, could have a material adverse effect on our operating results and financial condition. The COVID-19 pandemic also may have the effect of heightening many of the other risks described in our combined Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Aimco

Unregistered Sales of Equity Securities

From time to time, Aimco may issue shares of Common Stock in exchange for OP Units, defined under The Aimco Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each common OP Unit. Aimco may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended March 31, 2020, Aimco did not issue any shares of Common Stock in exchange for OP Units or limited partnership interests in consolidated real estate partnerships.

Repurchases of Equity Securities

The following table summarizes Aimco’s share repurchases (in thousands, except for per share data) for the three months ended March 31, 2020.

Fiscal period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2020 ‒ January 31, 2020	—	$—	—	10,630
February 1, 2020 ‒ February 29, 2020	—	—	—	10,630
March 1, 2020 ‒ March 31, 2020	234	42.79	234	10,396
Total	234	$42.79	234
(1)

Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

The Aimco Operating Partnership

Unregistered Sales of Equity Securities

The Aimco Operating Partnership did not issue any unregistered OP units during the three months ended March 31, 2020.

Repurchases of Equity Securities

The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than Aimco have the right to redeem their common OP Units for cash or, at our election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended March 31, 2020, no common OP Units or preferred OP Units held by Limited Partners were redeemed in exchange for shares of Aimco Common Stock.

The following table summarizes the Aimco Operating Partnership’s repurchases, or redemptions in exchange for cash, of common OP Units (in thousands, except for per share data) for the three months ended March 31, 2020.

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit (1)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2020 ‒ January 31, 2020	1	$51.55	N/A	N/A
February 1, 2020 ‒ February 29, 2020	12	53.10	N/A	N/A
March 1, 2020 ‒ March 31, 2020	239	43.05	N/A	N/A
Total	252	$43.55
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

Dividend and Distribution Payments

As a REIT, Aimco is required to distribute annually to holders of its Common Stock at least 90% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. Our revolving credit facility includes customary covenants, including a restriction on dividends and distributions and other restricted payments, but permits dividends and distributions during any four consecutive fiscal quarters in an aggregate amount of up to 95% of Aimco’s Funds From Operations for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain Aimco’s REIT status and avoid the payment of federal income or excise tax. Aimco’s Board of Directors targets a dividend payout ratio between 65% and 70% of AFFO.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NO. (1)	DESCRIPTION

3.1	Charter – Articles of Restatement (Exhibit 3.1 to Aimco’s Annual Report on Form 10-K dated February 24, 2020, is incorporated herein by this reference)

3.2	Amended and Restated Bylaws (Exhibit 3.1 to Aimco’s Current Report on Form 8-K dated January 26, 2016, is incorporated herein by this reference)

4.1

Description of Aimco’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Exhibit 4.1 to Aimco’s Annual Report on Form 10-K dated February 24, 2020, is incorporated herein by this reference)

10.1

Fifth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 29, 1994, as amended and restated as of April 8, 2019 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K dated April 5, 2019, is incorporated herein by this reference)

10.2

Second Amendment to Second Amended and Restated Senior Secured Credit Agreement, dated as of April 20, 2020, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., certain subsidiary loan parties party thereto, the lenders party thereto and KeyBank National Association, as administrative agent (Exhibit 10.1 to Aimco’s Current Report on Form 8-K dated April 20, 2020, is incorporated herein by this reference)

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

32.2

Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – the Aimco Operating Partnership

101

The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: May 8, 2020