Form 10-Q
period 2020-06-30
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2020-08-05
CIK 922864, 926660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of Apartment Investment and Management Company Class A Common Stock outstanding as of July 31, 2020: 148,865,047

EXPLANATORY NOTE

This filing combines the reports on Form 10-Q for the quarterly period ended June 30, 2020, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, the Aimco Operating Partnership, and their consolidated entities.

Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of the Aimco Operating Partnership. As of June 30, 2020, Aimco owned approximately 93.5% of the legal interest in the common partnership units of the Aimco Operating Partnership and 94.9% of the economic interest in the Aimco Operating Partnership. The remaining 6.5% legal interest and 5.1% economic interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.

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

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Buildings and improvements	$6,928,584	$6,868,543
Land	1,866,009	1,869,048
Total real estate	8,794,593	8,737,591
Accumulated depreciation	(2,786,104)	(2,718,284)
Net real estate	6,008,489	6,019,307
Cash and cash equivalents	398,408	142,902
Restricted cash	44,100	34,800
Mezzanine investment	293,427	280,258
Other assets	376,723	351,472
Total assets	$7,121,147	$6,828,739

LIABILITIES AND EQUITY
Non-recourse property debt, net	$4,543,743	$4,230,590
Term loan, net	348,440	—
Revolving credit facility borrowings	—	275,000
Total indebtedness	4,892,183	4,505,590
Accrued liabilities and other	353,787	360,574
Total liabilities	5,245,970	4,866,164

Redeemable preferred OP Units	96,449	97,064
Redeemable noncontrolling interests in consolidated real estate partnership	4,492	4,716
Commitments and contingencies (Note 4)
Equity:
Common Stock, $0.01 par value, 510,587,500 shares authorized, 148,865,047 and 148,885,197 shares issued/outstanding at June 30, 2020 and December 31, 2019, respectively	1,489	1,489
Additional paid-in capital	3,491,277	3,497,367
Accumulated other comprehensive income	3,807	4,195
Distributions in excess of earnings	(1,798,561)	(1,722,402)
Total Aimco equity	1,698,012	1,780,649
Noncontrolling interests in consolidated real estate partnerships	(3,190)	(3,296)
Common noncontrolling interests in Aimco Operating Partnership	79,414	83,442
Total equity	1,774,236	1,860,795
Total liabilities and equity	$7,121,147	$6,828,739

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES
Rental and other property revenues	$218,808	$224,200	$443,360	$454,435

OPERATING EXPENSES
Property operating expenses	74,123	75,647	149,603	154,606
Depreciation and amortization	97,689	91,924	198,165	185,489
General and administrative expenses	9,696	11,498	19,804	21,327
Investment management expenses	1,121	1,406	2,305	2,738
Other expenses, net	4,239	3,621	5,881	8,757
Total operating expenses	186,868	184,096	375,758	372,917

Interest income	2,843	3,065	7,366	5,791
Interest expense	(48,802)	(39,541)	(90,138)	(80,950)
Gain on dispositions of real estate	47,238	64,310	47,204	355,783
Mezzanine investment income, net	6,936	—	13,683	—
Income from unconsolidated real estate partnerships	170	231	352	303
Income before income tax benefit (expense)	40,325	68,169	46,069	362,445
Income tax benefit (expense)	2,879	1,827	6,112	(1,154)
Net income	43,204	69,996	52,181	361,291
Noncontrolling interests:
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	17	(70)	(1)	(161)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,859)	(1,933)	(3,728)	(3,867)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(2,107)	(3,534)	(2,475)	(18,671)
Net income attributable to noncontrolling interests	(3,949)	(5,537)	(6,204)	(22,699)
Net income attributable to Aimco	39,255	64,459	45,977	338,592
Net income attributable to Aimco preferred stockholders	—	(5,187)	—	(7,335)
Net income attributable to participating securities	(43)	(38)	(86)	(455)
Net income attributable to Aimco common stockholders	$39,212	$59,234	$45,891	$330,802

Net income attributable to Aimco per common share – basic and diluted	$0.26	$0.40	$0.31	$2.25

Weighted average common shares outstanding – basic	148,535	148,367	148,527	146,994
Weighted average common shares outstanding – diluted	148,553	148,599	148,670	147,220

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$43,204	$69,996	$52,181	$361,291
Unrealized (losses) gains on available for sale debt securities	(355)	16	(415)	77
Comprehensive income	42,849	70,012	51,766	361,368
Comprehensive income attributable to noncontrolling interests	(3,926)	(5,538)	(6,177)	(22,704)
Comprehensive income attributable to Aimco	$38,923	$64,474	$45,589	$338,664

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended June 30, 2020 and 2019

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid- in Capital	Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at March 31, 2019	5,000	$125,000	148,758	$1,488	$3,495,295	$4,851	$(1,742,998)	$1,883,636	$(2,857)	$79,493	$1,960,272
Redemption of Preferred Stock	(5,000)	(125,000)	—	—	4,089	—	(4,089)	(125,000)	—	—	(125,000)
Issuance of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	3,034	3,034
Redemption of Aimco Operating Partnership units	—	—	70	1	3,422	—	—	3,423	—	(4,998)	(1,575)
Amortization of share-based compensation cost	—	—	—	—	1,190	—	—	1,190	—	796	1,986
Effect of changes in ownership for consolidated entities	—	—	—	—	(4,851)	—	—	(4,851)	1,042	3,809	—
Purchase of noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	—	—	(917)	—	(917)
Change in accumulated other comprehensive income	—	—	—	—	—	15	—	15	—	1	16
Net income	—	—	—	—	—	—	64,459	64,459	70	3,534	68,063
Common Stock dividends	—	—	—	—	—	—	(58,039)	(58,039)	—		(58,039)
Common Stock issued to Common Stockholders in special dividend	—	—	—	—	(516)	—	—	(516)	—	—	(516)
Preferred Stock dividends	—	—	—	—	—	—	(1,098)	(1,098)	—	—	(1,098)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(56)	(3,303)	(3,359)
Other, net	—	—	(1)	(1)	—	—	—	(1)	—	—	(1)
Balances at June 30, 2019	—	$—	148,827	$1,488	$3,498,629	$4,866	$(1,741,765)	$1,763,218	$(2,718)	$82,366	$1,842,866

Balances at March 31, 2020	—	$—	148,700	$1,487	$3,488,611	$4,139	$(1,776,782)	$1,717,455	$(3,409)	$81,502	$1,795,548
Redemption of Aimco Operating Partnership units	—	—	159	2	5,135	—	—	5,137	—	(5,423)	(286)
Amortization of share-based compensation cost	—	—	5	—	1,080	—	—	1,080	—	1,051	2,131
Effect of changes in ownership of consolidated entities	—	—	—	—	(3,579)	—	—	(3,579)	36	3,543	—
Change in accumulated other comprehensive income	—	—	—	—	—	(332)	—	(332)	—	(23)	(355)
Net income	—	—	—	—	—	—	39,255	39,255	107	2,107	41,469
Common Stock dividends	—	—	—	—	—	—	(61,034)	(61,034)	—	—	(61,034)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(35)	(3,343)	(3,378)
Other, net	—	—	1	—	30	—	—	30	111	—	141
Balances at June 30, 2020	—	$—	148,865	$1,489	$3,491,277	$3,807	$(1,798,561)	$1,698,012	$(3,190)	$79,414	$1,774,236

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2020 and 2019

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid- in Capital	Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2018	5,000	$125,000	144,623	$1,446	$3,515,686	$4,794	$(1,947,507)	$1,699,419	$(2,967)	$67,189	$1,763,641
Repurchases of Common Stock	—	—	(461)	(5)	(20,677)	—	—	(20,682)	—	—	(20,682)
Redemption of Preferred Stock	(5,000)	(125,000)	—	—	4,089	—	(4,089)	(125,000)	—	—	(125,000)
Issuance of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	3,034	3,034
Redemption of Aimco Operating Partnership units	—	—	70	1	3,422	—	—	3,423	—	(7,555)	(4,132)
Amortization of share-based compensation cost	—	—	22	—	3,632	—	—	3,632	—	1,592	5,224
Effect of changes in ownership for consolidated entities	—	—	—	—	(7,019)	—	—	(7,019)	1,042	5,977	—
Purchase of noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	—	—	(917)	—	(917)
Change in accumulated other comprehensive income	—	—	—	—	—	72	—	72	—	5	77
Net income	—	—	—	—	—	—	338,592	338,592	161	18,671	357,424
Common Stock dividends	—	—	—	—	—	—	(125,514)	(125,514)	—	—	(125,514)
Common Stock issued to Common Stockholders in special dividend	—	—	4,492	45	(561)	—	—	(516)	—	—	(516)
Preferred Stock dividends	—	—	—	—	—	—	(3,247)	(3,247)	—	—	(3,247)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(56)	(6,547)	(6,603)
Other, net	—	—	81	1	57	—	—	58	19	—	77
Balances at June 30, 2019	—	$—	148,827	$1,488	$3,498,629	$4,866	$(1,741,765)	$1,763,218	$(2,718)	$82,366	$1,842,866

Balances at December 31, 2019	—	$—	148,885	$1,489	$3,497,367	$4,195	$(1,722,402)	$1,780,649	$(3,296)	$83,442	$1,860,795
Repurchases of Common Stock	—	—	(234)	(2)	(10,002)	—	—	(10,004)	—	—	(10,004)
Redemption of Aimco Operating Partnership units	—	—	159	2	5,135	—	—	5,137	—	(6,392)	(1,255)
Amortization of share-based compensation cost	—	—	25	—	3,009	—	—	3,009	—	2,102	5,111
Effect of changes in ownership of consolidated entities	—	—	—	—	(4,348)	—	—	(4,348)	36	4,312	—
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	(277)	(277)	—	—	(277)
Change in accumulated other comprehensive income	—	—	—	—	—	(388)	—	(388)	—	(27)	(415)
Net income	—	—	—	—	—	—	45,977	45,977	225	2,475	48,677
Common Stock dividends	—	—	—	—	—	—	(121,859)	(121,859)	—	—	(121,859)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(108)	(6,498)	(6,606)
Other, net	—	—	30	—	116	—	—	116	(47)	—	69
Balances at June 30, 2020	—	$—	148,865	$1,489	$3,491,277	$3,807	$(1,798,561)	$1,698,012	$(3,190)	$79,414	$1,774,236

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,181	$361,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,165	185,489
Gain on dispositions of real estate	(47,204)	(355,783)
Income tax (benefit) expense	(6,112)	1,154
Other adjustments	7,411	6,443
Net changes in operating assets and operating liabilities	(20,084)	(28,555)
Net cash provided by operating activities	184,357	170,039
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(7,794)	(43,743)
Capital expenditures	(182,348)	(176,488)
Proceeds from dispositions of real estate	36,869	422,456
Purchases of corporate assets	(8,743)	(7,186)
Other investing activities	1,946	2,486
Net cash (used in) provided by investing activities	(160,070)	197,525
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	608,756	—
Principal repayments on non-recourse property debt	(274,347)	(207,790)
Proceeds from term loan	350,000	—
Net (repayments of) borrowings on revolving credit facility	(275,000)	134,600
Repurchases of Common Stock	(10,004)	(20,682)
Repurchases of Preferred Stock	—	(125,000)
Payment of dividends to holders of Common Stock	(122,058)	(125,350)
Payment of dividends to holders of Preferred Stock	—	(3,247)
Payment of distributions to noncontrolling interests	(10,639)	(10,937)
Redemptions of noncontrolling interests in the Aimco Operating Partnership	(1,870)	(4,244)
Purchases of noncontrolling interests in consolidated real estate partnerships	—	(917)
Other financing activities	(24,319)	(10,685)
Net cash provided by (used in) financing activities	240,519	(374,252)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	264,806	(6,688)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	177,702	72,595
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$442,508	$65,907

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Buildings and improvements	$6,928,584	$6,868,543
Land	1,866,009	1,869,048
Total real estate	8,794,593	8,737,591
Accumulated depreciation	(2,786,104)	(2,718,284)
Net real estate	6,008,489	6,019,307
Cash and cash equivalents	398,408	142,902
Restricted cash	44,100	34,800
Mezzanine investment	293,427	280,258
Other assets	376,723	351,472
Total assets	$7,121,147	$6,828,739

LIABILITIES AND EQUITY
Non-recourse property debt, net	$4,543,743	$4,230,590
Term loan, net	348,440	—
Revolving credit facility borrowings	—	275,000
Total indebtedness	4,892,183	4,505,590
Accrued liabilities and other	353,787	360,574
Total liabilities	5,245,970	4,866,164

Redeemable preferred OP Units	96,449	97,064
Redeemable noncontrolling interests in consolidated real estate partnership	4,492	4,716
Commitments and contingencies (Note 4)
Partners’ capital:
General Partner and Special Limited Partner	1,698,012	1,780,649
Limited Partners	79,414	83,442
Partners’ capital attributable to the Aimco Operating Partnership	1,777,426	1,864,091
Noncontrolling interests in consolidated real estate partnerships	(3,190)	(3,296)
Total partners’ capital	1,774,236	1,860,795
Total liabilities and partners’ capital	$7,121,147	$6,828,739

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES
Rental and other property revenues	$218,808	$224,200	$443,360	$454,435

OPERATING EXPENSES
Property operating expenses	74,123	75,647	149,603	154,606
Depreciation and amortization	97,689	91,924	198,165	185,489
General and administrative expenses	9,696	11,498	19,804	21,327
Investment management expenses	1,121	1,406	2,305	2,738
Other expenses, net	4,239	3,621	5,881	8,757
Total operating expenses	186,868	184,096	375,758	372,917

Interest income	2,843	3,065	7,366	5,791
Interest expense	(48,802)	(39,541)	(90,138)	(80,950)
Gain on dispositions of real estate	47,238	64,310	47,204	355,783
Mezzanine investment income, net	6,936	—	13,683	—
Income from unconsolidated real estate partnerships	170	231	352	303
Income before income tax benefit (expense)	40,325	68,169	46,069	362,445
Income tax benefit (expense)	2,879	1,827	6,112	(1,154)
Net income	43,204	69,996	52,181	361,291
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	17	(70)	(1)	(161)
Net income attributable to the Aimco Operating Partnership	43,221	69,926	52,180	361,130
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(1,859)	(7,120)	(3,728)	(11,202)
Net income attributable to participating securities	(43)	11	(86)	(472)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$41,319	$62,817	$48,366	$349,456
Net income attributable to the Aimco Operating Partnership per common unit – basic and diluted	$0.26	$0.40	$0.31	$2.25

Weighted-average common units outstanding – basic	156,509	156,637	156,584	155,158
Weighted-average common units outstanding – diluted	156,527	157,018	156,802	155,517

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$43,204	$69,996	$52,181	$361,291
Unrealized (losses) gains on available for sale debt securities	(355)	16	(415)	77
Comprehensive income	42,849	70,012	51,766	361,368
Comprehensive loss (income) attributable to noncontrolling interests	17	(70)	(1)	(161)
Comprehensive income attributable to the Aimco Operating Partnership	$42,866	$69,942	$51,765	$361,207

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended June 30, 2020 and 2019

(In thousands)

(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at March 31, 2019	$125,000	$1,758,636	$79,493	$1,963,129	$(2,857)	$1,960,272
Redemption of preferred units	(125,000)	—	—	(125,000)	—	(125,000)
Issuance of Aimco Operating Partnership units	—	—	3,034	3,034	—	3,034
Redemption of Aimco Operating Partnership units	—	3,423	(4,998)	(1,575)	—	(1,575)
Amortization of share-based compensation cost	—	1,190	796	1,986	—	1,986
Effect of changes in ownership of consolidated entities	—	(4,851)	3,809	(1,042)	1,042	—
Purchase of noncontrolling interest in consolidated real estate partnerships	—	—	—	—	(917)	(917)
Change in accumulated other comprehensive income	—	15	1	16	—	16
Net income	—	64,459	3,534	67,993	70	68,063
Distributions to common unitholders	—	(58,039)	(3,303)	(61,342)	—	(61,342)
Common partnership units issued to common unitholders in special distribution	—	(516)	—	(516)	—	(516)
Distributions to preferred unitholders	—	(1,098)	—	(1,098)	—	(1,098)
Distributions paid to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	(56)	(56)
Other, net	—	(1)	—	(1)	—	(1)
Balances at June 30, 2019	$—	$1,763,218	$82,366	$1,845,584	$(2,718)	$1,842,866

Balances at March 31, 2020	$—	$1,717,455	$81,502	$1,798,957	$(3,409)	$1,795,548
Redemption of Aimco Operating Partnership units	—	5,137	(5,423)	(286)	—	(286)
Amortization of share-based compensation cost	—	1,080	1,051	2,131	—	2,131
Effect of changes in ownership of consolidated entities	—	(3,579)	3,543	(36)	36	—
Change in accumulated other comprehensive income	—	(332)	(23)	(355)	—	(355)
Net income	—	39,255	2,107	41,362	107	41,469
Distributions to common unitholders	—	(61,034)	(3,343)	(64,377)	—	(64,377)
Distributions to noncontrolling interests	—	—	—	—	(35)	(35)
Other, net	—	30	—	30	111	141
Balances at June 30, 2020	$—	$1,698,012	$79,414	$1,777,426	$(3,190)	$1,774,236

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Six Months Ended June 30, 2020 and 2019

(In thousands)

(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2018	$125,000	$1,574,419	$67,189	$1,766,608	$(2,967)	$1,763,641
Repurchases of common partnership units	—	(20,682)	—	(20,682)	—	(20,682)
Redemption of preferred units	(125,000)	—	—	(125,000)	—	(125,000)
Issuance of Aimco Operating Partnership units	—	—	3,034	3,034	—	3,034
Redemption of Aimco Operating Partnership units	—	3,423	(7,555)	(4,132)	—	(4,132)
Amortization of share-based compensation cost	—	3,632	1,592	5,224	—	5,224
Effect of changes in ownership of consolidated entities	—	(7,019)	5,977	(1,042)	1,042	—
Purchase of noncontrolling interest in consolidated real estate partnerships	—	—	—	—	(917)	(917)
Change in accumulated other comprehensive income	—	72	5	77	—	77
Net income	—	338,592	18,671	357,263	161	357,424
Distributions to common unitholders	—	(125,514)	—	(125,514)	—	(125,514)
Common partnership units issued to common unitholders in special distribution	—	(516)	—	(516)	—	(516)
Distributions to preferred unitholders	—	(3,247)	—	(3,247)	—	(3,247)
Distributions paid to noncontrolling interests in consolidated real estate partnerships	—	—	(6,547)	(6,547)	(56)	(6,603)
Other, net	—	58	—	58	19	77
Balances at June 30, 2019	$—	$1,763,218	$82,366	$1,845,584	$(2,718)	$1,842,866

Balances at December 31, 2019	$—	$1,780,649	$83,442	$1,864,091	$(3,296)	$1,860,795
Repurchases of common partnership units	—	(10,004)	—	(10,004)	—	(10,004)
Redemption of Aimco Operating Partnership units	—	5,137	(6,392)	(1,255)	—	(1,255)
Amortization of share-based compensation cost	—	3,009	2,102	5,111	—	5,111
Effect of changes in ownership of consolidated entities	—	(4,348)	4,312	(36)	36	—
Cumulative effect of a change in accounting principle	—	(277)	—	(277)	—	(277)
Change in accumulated other comprehensive income	—	(388)	(27)	(415)	—	(415)
Net income	—	45,977	2,475	48,452	225	48,677
Distributions to common unitholders	—	(121,859)	(6,498)	(128,357)	—	(128,357)
Distributions to noncontrolling interests	—	—	—	—	(108)	(108)
Other, net	—	116	—	116	(47)	69
Balances at June 30, 2020	$—	$1,698,012	$79,414	$1,777,426	$(3,190)	$1,774,236

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,181	$361,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,165	185,489
Gain on dispositions of real estate	(47,204)	(355,783)
Income tax (benefit) expense	(6,112)	1,154
Other adjustments	7,411	6,443
Net changes in operating assets and operating liabilities	(20,084)	(28,555)
Net cash provided by operating activities	184,357	170,039
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(7,794)	(43,743)
Capital expenditures	(182,348)	(176,488)
Proceeds from dispositions of real estate	36,869	422,456
Purchases of corporate assets	(8,743)	(7,186)
Other investing activities	1,946	2,486
Net cash (used in) provided by investing activities	(160,070)	197,525
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	608,756	—
Principal repayments on non-recourse property debt	(274,347)	(207,790)
Proceeds from term loan	350,000	—
Net (repayments of) borrowings on revolving credit facility	(275,000)	134,600
Repurchases of common partnership units held by General Partner and Special Limited Partner	(10,004)	(20,682)
Redemption of preferred units from Aimco	—	(125,000)
Payment of distributions to General Partner and Special Limited Partner	(122,058)	(125,350)
Payment of distributions to Limited Partners	(6,793)	(7,014)
Payment of distributions to preferred OP Units	(3,728)	(7,114)
Payment of distributions to noncontrolling interests	(118)	(56)
Redemption of common and preferred OP Units	(1,870)	(4,244)
Purchases of noncontrolling interests in consolidated real estate partnerships	—	(917)
Other financing activities	(24,319)	(10,685)
Net cash provided by (used in) financing activities	240,519	(374,252)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	264,806	(6,688)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	177,702	72,595
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$442,508	$65,907

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, holds a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as preferred partnership units, which we refer to as preferred OP Units. As of June 30, 2020, after elimination of units held by consolidated subsidiaries, the Aimco Operating Partnership had 159,195,031 common OP Units outstanding. As of June 30, 2020, Aimco owned 148,865,047 of the common OP Units of the Aimco Operating Partnership and Aimco had an equal number of shares of its Class A Common Stock outstanding, which we refer to as Common Stock. Aimco’s ownership of the total common OP units outstanding represents a 93.5% legal interest in the Aimco Operating Partnership and a 94.9% economic interest.

Except as the context otherwise requires, “we,” “our,” and “us” refer to Aimco, the Aimco Operating Partnership, and their consolidated subsidiaries, collectively.

We own and operate a portfolio of apartment communities, diversified by both geography and price point, in 17 states and the District of Columbia. As of June 30, 2020, our portfolio included 125 apartment communities with 32,938 apartment homes in which we held an average ownership of approximately 99%. We consolidated 121 of these apartment communities with 32,796 apartment homes.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The condensed consolidated balance sheets of Aimco and the Aimco Operating Partnership as of December 31, 2019, have been derived from their respective audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2019. Except where indicated, the footnotes refer to both Aimco and the Aimco Operating Partnership.

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

We consolidate a variable interest entity, or VIE, in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of June 30, 2020, and December 31, 2019, Aimco consolidated five and six VIEs, respectively, in addition to the Aimco Operating Partnership.

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

We have an interest in a partnership that owns Parkmerced Apartments, which meets the definition of a VIE. However, we are not the primary beneficiary and do not consolidate this partnership. We loaned $275.0 million to the partnership, which accrues interest at 10% per annum with a five-year term and the right to extend for a second five-year term. Our investment balance of $293.4 million, reflected in mezzanine investment in our condensed consolidated balance sheets, consists primarily of notes receivable and represents our maximum exposure to loss in this VIE.

Redeemable Preferred OP Units

As described in Note 5, the preferred OP Units may be redeemed at the holder’s option and are therefore presented within temporary equity in Aimco’s condensed consolidated balance sheets and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets. The following table presents a reconciliation of the Aimco Operating Partnership’s preferred OP Units from December 31, 2019, to June 30, 2020 (in thousands):

Balance at December 31, 2019	$97,064
Preferred distributions	(3,728)
Redemption of preferred units	(615)
Net income	3,728
Balance at June 30, 2020	$96,449

The Aimco Operating Partnership has outstanding various classes of redeemable preferred OP Units. As of June 30, 2020, the Aimco Operating Partnership had 3,618,802 redeemable preferred OP Units issued and outstanding with a total redemption value of $96.4 million. Distributions per annum range from $0.48 to $8.00 per unit.

Revenue from Leases

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements. For the three and six months ended June 30, 2020 and 2019, our total lease income was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed lease income	$205,736	$209,890	$419,152	$425,471
Variable lease income	12,649	13,608	26,264	27,752
Straight-line rent write-off (1)	(19)	—	(2,927)	—
Total lease income	$218,366	$223,498	$442,489	$453,223
(1)

We monitor the collectability of all unpaid rent amounts. The onset of COVID-19 and the anticipated economic slowdown resulted in a $2.9 million write-off of accrued straight-line rent during the three months ended March 31, 2020. Additionally, we wrote-off the related deferred leasing costs of $2.2 million during the three months ended March 31, 2020. The write-offs of deferred leasing costs are recorded in depreciation and amortization in our condensed consolidated statements of operations.

In response to the economic effects of the COVID-19 pandemic, some jurisdictions where our communities are located, such as Los Angeles, Philadelphia, and New York City, have enacted protections for residents and commercial tenants, including government mandated rent deferrals, rent freezes, repayment extensions, fee abatement measures or concessions, and prohibitions on lease terminations or evictions for tenants. Some states and municipalities are also implementing rental assistance programs and encouraging landlord-tenant negotiations.

On April 10, 2020, the Financial Accounting Standards Board, or FASB, issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions, including deferrals or reductions of future lease payments.

Consequently, in accordance with the Staff Q&A issued by the FASB, we may elect to record rent relief when granted rather than over the remaining term of the lease. Our commercial tenants represent 3.1% of revenue for the three months ended June 30, 2020. For the three and six months ended June 30, 2020, we granted to commercial tenants $0.4 million in rent relief and elected to record this as a reduction of variable lease income in the table above.

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

Accounting Pronouncements Adopted in the Current Year

On January 1, 2020, we adopted ASC 326, Financial Instruments – Credit Losses, issued by the FASB which changes the method and timing of the recognition of credit losses on financial assets. The standard requires us to estimate and record credit losses over the life of a financial instrument, including receivables, at its inception. Our notes receivable and investments in available for sale, or AFS, debt securities are subject to the new standard. For AFS debt securities, the new standard requires us to estimate a credit loss if the fair value of the instruments is less than the carrying value of the instruments.

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

Dispositions of Apartment Communities

During the three and six months ended June 30, 2020, we sold one apartment community with 219 apartment homes for a gain on disposition of $47.2 million. The apartment community sold in 2020 was in a lower-rated location within our primary markets and had average revenues per apartment home significantly below those of our retained portfolio.

During the three months ended June 30, 2019, we sold one apartment community with 399 apartment homes for a gain on disposition of $64.3 million. During the six months ended June 30, 2019, we sold eight apartment communities with 2,605 apartment homes for a gain on dispositions of $355.8 million.

From time to time we may be marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period we evaluate whether such communities meet the criteria to be classified as held for sale. As of June 30, 2020, no apartment communities were classified as held for sale. Subsequent to June 30, 2020, we received a $5.0 million non-refundable deposit on a community to be sold for approximately $126 million later in 2020.

Note 4 — Commitments and Contingencies

Commitments

In connection with our redevelopment, development, and other capital additions activities, we have entered into various construction-related contracts and we have made commitments to complete redevelopment and development of certain apartment communities, pursuant to financing or other arrangements. As of June 30, 2020, our commitments related to these capital activities totaled approximately $179 million, most of which we expect to incur during the next 12 months.

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

Environmental

Various federal, state, and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present in the land or buildings of an apartment community. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions. Moreover, private plaintiffs may potentially make claims for investigation and remediation costs they incur or for personal injury, disease, disability, or other infirmities related to the alleged presence of hazardous materials. In addition to potential environmental liabilities or costs associated with our current apartment communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future, or apartment communities we no longer own or operate.

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

We also have a contingent environmental liability related to a property in Lake Tahoe, California. An entity owned by us was the former general partner of a now-dissolved partnership that previously owned a site where a laundromat, with a self-service dry-cleaning machine, operated. That entity and the current property owner have been remediating the site since 2009, under the oversight of the Lahontan Regional Water Quality Control Board, or Lahontan. In May 2017, Lahontan issued a final cleanup and abatement order that names four potentially-responsible parties, acknowledges that there may be additional responsible parties, and requires the named parties to perform additional groundwater investigation and corrective actions with respect to onsite and offsite contamination. We appealed the final order, and on June 1, 2020, the court vacated the Order against us. However, there are still civil suits pending related to this contingent liability. Although the outcome of this process is uncertain, we do not expect the resolution to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of June 30, 2020, are immaterial to our consolidated financial condition, results of operations, and cash flows.

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

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the three and six months ended June 30, 2020 and 2019, are as follows (in thousands, except per share and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings per share
Numerator:
Basic and dilutive net income attributable to Aimco common stockholders	$39,212	$59,234	$45,891	$330,802

Denominator – shares:
Basic weighted-average Common Stock outstanding	148,535	148,367	148,527	146,994
Dilutive share equivalents outstanding	18	232	143	226
Dilutive weighted-average Common Stock outstanding	148,553	148,599	148,670	147,220

Earnings per share – basic and diluted	$0.26	$0.40	$0.31	$2.25

Non-dilutive share equivalents outstanding	8,929	—	8,260	—

Earnings per unit
Numerator:
Basic and dilutive net income attributable to the Aimco Operating Partnership's common unitholders	$41,319	$62,817	$48,366	$349,456

Denominator – units
Basic weighted-average common partnership units outstanding	156,509	156,637	156,584	155,158
Dilutive partnership unit equivalents outstanding	18	381	218	359
Dilutive weighted-average common partnership units outstanding	156,527	157,018	156,802	155,517

Earnings per unit – basic and diluted	$0.26	$0.40	$0.31	$2.25

Non-dilutive partnership unit equivalents outstanding	2,081	—	1,214	—

The Aimco Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The Aimco Operating Partnership may redeem these units for cash, or at its option, shares of Common Stock. As of June 30, 2020, these preferred OP Units were potentially redeemable for approximately 2.6 million shares of Common Stock (based on the period end market price), or cash. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations for the periods presented above, and we expect to exclude them in future periods.

During the three and six months ended June 30, 2020, we paid $0.41 and $0.82, respectively, in dividends and distributions per share and per unit. During the three and six months ended June 30, 2019, we paid $0.39 and $2.41, respectively, in dividends and distributions per share and per unit. Of the $2.41 paid in dividends and distributions in 2019, $2.02 represents the per share and per unit value of the special dividend and special distribution authorized by the Board of Directors in the first quarter of 2019. The special dividend consisted of $67.1 million in cash, 4.5 million shares of Common Stock, and $0.4 million of cash paid in lieu of issuing fractional shares. The special distribution consisted of $72.7 million in cash, 4.8 million common partnership units, and $0.4 million of cash paid in lieu of issuing fractional units.

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

Note 6 — Fair Value Measurements

Recurring Fair Value Measurements

We measure at fair value on a recurring basis our investments in the securitization trust that holds certain of our property debt, which we classify as AFS debt securities. These investments are presented within other assets in the condensed consolidated balance sheets. We hold several positions in the securitization trust that pay interest currently and we also hold the first loss position in the securitization trust, which accrues interest over the term of the investment. These investments were acquired at a discount to face value and we are accreting the discount to the $100.9 million face value of the investments through interest income using the effective interest method over the remaining expected term of the investments, which as of June 30, 2020, was approximately 1.1 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $93.5 million and $90.0 million as of June 30, 2020, and December 31, 2019, respectively.

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

During the three months ended June 30, 2020, we paid an upfront premium of $12.1 million for the option to enter into an interest rate swap at a future date. This interest rate option, or swaption, provides partial protection against our refinancing interest rate risk and is intended to mitigate interest rate increases between now and 2024. We receive a cash settlement in the future if the prevailing interest rate is higher than the 1.68% strike price. The amount of future cash settlement is limited if the prevailing interest rate exceeds 2.78%. Alternatively, if interest rates were to decrease below the specified strike price, we would not receive a cash settlement.

We measure at fair value on a recurring basis our interest rate option, which is presented in other assets in our condensed consolidated balance sheets. Our interest rate option is classified within Level 2 of the GAAP fair value hierarchy, and we estimate its fair value using pricing models that rely on observable market information, including contractual terms, market prices, and interest rate yield curves. The fair value adjustment is included in earnings in other expense, net, in our condensed consolidated statements of operations. Changes in fair value are reflected as a non-cash transaction in adjustments to arrive at cash flows from operations, and the upfront premium is reflected in other financing in our condensed consolidated statements of cash flows.

The following table summarizes fair value for our AFS debt securities and our interest rate option (in thousands):

	As of June 30, 2020				As of December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
AFS debt securities	$97,311	$—	$97,311	$—	$94,251	$—	$94,251	$—
Interest rate option	$11,008	$—	$11,008	$—	$—	$—	$—	$—

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their fair value as of June 30, 2020, and December 31, 2019, due to their relatively short-term nature and high probability of realization. The carrying amounts of notes receivable, the term loan, and the revolving credit facility also approximated their estimated fair value as of June 30, 2020, and December 31, 2019. We estimate the fair value of our non-recourse property debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality, and loan to value ratios on similarly encumbered apartment communities within our portfolio. We classify the fair value of our non-recourse property debt within Level 2 of the GAAP fair value hierarchy based on the significance of certain of the unobservable inputs used to estimate its fair value.

The following table summarizes carrying value and fair value for our non-recourse property debt (in thousands):

	As of June 30, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$4,565,673	$4,656,612	$4,251,339	$4,298,630

Note 7 — Business Segments

We have three segments: (i) Same Store, (ii) Redevelopment and Development, and (iii) Acquisition and Other Real Estate.

Our Same Store segment includes communities that have reached a stabilized level of operations as of the beginning of a two-year comparable period and maintained it throughout the current and comparable prior year and are not expected to be sold within 12 months. Our Redevelopment and Development segment includes apartment communities that are currently under construction, and those that have been completed in recent years that have not achieved and maintained stabilized operations for both the current and comparable prior year. Our Acquisition and Other Real Estate segment includes: (i) communities that we have acquired since the beginning of a two-year comparable period; (ii) communities that are subject to limitations on rent increases; (iii) communities that we expect to sell within 12 months but do not yet meet the criteria to be classified as held for sale; (iv) communities that we expect to redevelop; and (v) certain commercial spaces.

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

As of June 30, 2020, our Same Store segment included 94 consolidated apartment communities with 27,876 apartment homes; our Redevelopment and Development segment included eight consolidated communities with 2,521 homes; and our Acquisition and Other Real Estate segment included 19 communities with 2,399 homes and one office building.

The following tables present the rental and other property revenues, property operating expenses, proportionate property net operating income, and income before income tax benefit (expense) of our segments on a proportionate basis, excluding amounts related to sold communities and our proportionate share of four apartment communities with 142 apartment homes that we neither manage nor consolidate, for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Same Store	Redevelopment and Development	Acquisition and Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended June 30, 2020:
Rental and other property revenues	$180,779	$11,589	$17,415	$8,519	$506	$218,808
Property operating expenses	48,720	4,912	6,485	7,931	6,075	74,123
Other operating expenses not allocated to segments (3)	—	—	—	—	112,745	112,745
Total operating expenses	48,720	4,912	6,485	7,931	118,820	186,868
Proportionate property net operating income (loss)	132,059	6,677	10,930	588	(118,314)	31,940
Other items included in income before income tax benefit (4)	—	—	—	—	8,385	8,385
Income before income tax benefit	$132,059	$6,677	$10,930	$588	$(109,929)	$40,325

	Same Store	Redevelopment and Development	Acquisition and Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended June 30, 2019:
Rental and other property revenues	$182,816	$12,695	$14,097	$7,905	$6,687	$224,200
Property operating expenses	48,893	4,990	5,431	7,378	8,955	75,647
Other operating expenses not allocated to segments (3)	—	—	—	—	108,449	108,449
Total operating expenses	48,893	4,990	5,431	7,378	117,404	184,096
Proportionate property net operating income (loss)	133,923	7,705	8,666	527	(110,717)	40,104
Other items included in income before income tax benefit (4)	—	—	—	—	28,065	28,065
Income before income tax benefit	$133,923	$7,705	$8,666	$527	$(82,652)	$68,169

	Same Store	Redevelopment and Development	Acquisition and Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Six months ended June 30, 2020:
Rental and other property revenues	$367,564	$23,502	$36,174	$17,215	$(1,095)	$443,360
Property operating expenses	97,154	9,599	13,061	15,989	13,800	149,603
Other operating expenses not allocated to segments (3)	—	—	—	—	226,155	226,155
Total operating expenses	97,154	9,599	13,061	15,989	239,955	375,758
Proportionate property net operating income (loss)	270,410	13,903	23,113	1,226	(241,050)	67,602
Other items included in income before income tax benefit (4)	—	—	—	—	(21,533)	(21,533)
Income before income tax benefit	$270,410	$13,903	$23,113	$1,226	$(262,583)	$46,069

	Same Store	Redevelopment and Development	Acquisition and Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Six months ended June 30, 2019:
Rental and other property revenues	$363,187	$26,708	$28,210	$16,068	$20,262	$454,435
Property operating expenses	97,519	10,245	10,547	14,983	21,312	154,606
Other operating expenses not allocated to segments (3)	—	—	—	—	218,311	218,311
Total operating expenses	97,519	10,245	10,547	14,983	239,623	372,917
Proportionate property net operating income (loss)	265,668	16,463	17,663	1,085	(219,361)	81,518
Other items included in income before income tax expense (4)	—	—	—	—	280,927	280,927
Income before income tax expense	$265,668	$16,463	$17,663	$1,085	$61,566	$362,445
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

(2)

Includes the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any. Also includes property management expenses and casualty gains and losses, which are included in consolidated property operating expenses and are not part of our segment performance measure. The write-off of straight-line rent receivables, recognized due to the impact of COVID-19 and the resulting economic impact on our commercial tenants, are included in consolidated rental and property revenues and are not included in our measurement of segment performance for the three and six months ended June 30, 2020.

(3)

Includes depreciation and amortization, general and administrative expenses, and other operating expenses, which may include provision for real estate impairment loss and write-offs of deferred leasing commissions, which are not included in our measure of segment performance.

(4)	Includes gain on dispositions of real estate, mezzanine investment income, interest income, and interest expense.

The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	June 30, 2020	December 31, 2019
Same Store	$4,592,960	$4,669,022
Redevelopment and Development	826,200	716,750
Acquisition and Other Real Estate	795,039	803,777
Corporate and other assets (1)	906,948	639,190
Total consolidated assets	$7,121,147	$6,828,739
(1)	Includes the assets not allocated to our segments, primarily corporate assets, our mezzanine investment, and assets of sold apartment communities.

For the six months ended June 30, 2020 and 2019, capital additions related to our segments were as follows (in thousands):

	2020	2019
Same Store	$51,608	$85,280
Redevelopment and Development	115,140	78,089
Acquisition and Other Real Estate	12,376	14,433
Total capital additions	$179,124	$177,802

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

Impacts of COVID-19 and Government Lockdown

The impact of the COVID-19 pandemic and Government Lockdown continued into the second quarter of 2020. As discussed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, we formed a cross-functional committee that meets weekly to adjust to the changing conditions in order to keep our team and our residents safe. We continued our commitment to employees by allowing flexible work arrangements, undertook to pay all costs associated with COVID-19 testing and treatment, kept our team intact without layoffs or pay cuts, and continued clear and frequent communication. Utilizing our previous investment in technology and artificial intelligence, paired with policies providing flexibility, our team continued to lease apartments and fulfill service requests in a safe environment for both the team and our residents.

We also implemented enhanced cleaning procedures and physical distancing measures during the second quarter.

Seeing residents as individuals, each impacted differently by the pandemic and lockdown, our teammates have undertaken to speak to every resident in need, to listen, and to help each solve his or her problems.

We also seek to assist the communities where our residents and employees live and work. Since March, we have provided free temporary furnished housing for healthcare providers at 21 Fitzsimons on the Anschutz Medical Campus, Parc Mosaic near Boulder Community Health, and River Club near Newark University Hospital.

During the three months ended June 30, 2020, we estimate that we incurred $8.0 million of incremental costs related to additional interest costs resulting from our increased liquidity; incremental bad debt expense; lower commercial revenue; local restrictions on our ability to charge late fees; and enhanced cleaning and safety procedures and other COVID-19 related items.

Since the outbreak of the COVID-19 pandemic and government lockdown, we have sold one community and entered into a contract to sell another, both at values greater than their respective gross asset value one year ago. We continue to monitor economic and market conditions and can provide no assurance that a prolonged recession will not result in lower property values and non-cash impairment losses.

As of June 30, 2020, we had $1.2 billion of cash and available credit, providing increased liquidity and financial flexibility.

Residential Rent Collection Update

In response to the economic effects of the COVID-19 pandemic and government lockdown, some jurisdictions where our communities are located, including Los Angeles, Philadelphia, and New York City, have enacted laws seeking to suspend contractual obligations of residents, including government-mandated deferrals, rent freezes, repayment extensions, fee abatement measures or concessions, and prohibitions on lease terminations or evictions for tenants. Some states and municipalities are also implementing rental assistance programs and encouraging landlord-tenant negotiations.

We measure residential rent collection as the amount of payments received as a percentage of all residential amounts billed. The table below represents the percentage of residential billed amounts for the three months ended June 30, 2020, and the month ended July 31, 2020.

	Three months ended	2020
	June 30, 2020	April	May	June	July
Payments received during the period	95.3%	95.6%	95.1%	95.0%	95.8%
Payments received after period close	1.9%	3.1%	1.7%	1.1%	n/a
Total payments received as of July 31, 2020	97.2%	98.7%	96.8%	96.1%	95.8%

During the three months ended June 30, 2020, we recognized 98.4% of all residential revenue, treating the balance of 1.6% as bad debt. Of the 98.4% of residential revenue recognized, we collected in cash all but 120 basis points. The amounts uncollected and not reserved as bad debt include balances collateralized by security deposits of approximately 70 basis points, or those considered collectable based on our review of individual customers’ credit of approximately 50 basis points, or $1.0 million.

In July, we recognized 98.4% of all residential revenue, treating the balance of 1.6% as bad debt. Of the 98.4% of residential revenue recognized, we collected 95.8% in cash, 30 basis points is collateralized by security deposits, and $1.6 million, or 2.3%, is expected to be collected in future periods, half of which is expected to be collected in August.

Results for the Three Months Ended June 30, 2020

The results from the execution of our business plan during the three months ended June 30, 2020, are further described below.

Operations

We own and operate a portfolio of apartment communities, diversified by both geography and price point. As of June 30, 2020, our portfolio included 125 apartment communities with 32,938 apartment homes in which we held an average ownership of approximately 99%.

Our property operations team, adapting to changing guidelines and regulations due to COVID-19, produced solid results for our portfolio for the three months ended June 30, 2020. Same Store highlights include:

•	Renewal rents increased 5.1%, whereas new lease rents decreased 2.4%, for a weighted-average increase of 1.8%;
•

Net operating income margin declined approximately 30 basis points year-over-year to 73.0% due to elevated bad debt expense and lower commercial revenue resulting from COVID-19 and the government lockdown, but increased approximately 40 basis points over the six months ended June 30, 2020, as compared to 2019; and

•	Average daily occupancy of 95.5%, a year-over-year decline of approximately 140 basis points due primarily to reduced demand resulting from COVID-19 and the government lockdown.

Our focus on efficient operations through productivity initiatives such as centralization of administrative tasks, optimization of economies of scale at the corporate level, and increased automation has helped us control operating expenses. These and other innovations contributed to a growth rate in Same Store controllable operating expense, which we define as property expenses less taxes, insurance, and utility expenses, compounding for the 12 years ended December 31, 2019, at an annual rate of negative 0.2%. During the three months ended June 30, 2020, Same Store controllable operating expenses decreased 6.3% compared to the three months ended June 30, 2019, due primarily to the timing of repairs, which were slowed during the lockdown.

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

During the three months ended June 30, 2020, we invested $62.3 million in redevelopment and development. We continued five long-cycle redevelopment and development projects already under construction, including the full redevelopment of the North Tower at Flamingo Point and 707 Leahy; and ground-up construction at The Fremont on the Anschutz Medical Campus; Eldridge Townhomes; and Prism. Our estimated cost to complete these projects is $151.0 million, an amount readily funded from our liquidity.

In the first quarter, we announced plans to pause our short-cycle redevelopments in response to COVID-19 and the government lockdown, and their potential economic ramifications. In June, with the economy beginning to reopen, we resumed short-cycle redevelopments at Bay Parc and the Center Tower at Flamingo Point. Our estimated cost to complete these projects is $13.4 million.

The following table summarizes our significant redevelopment and development communities as of June 30, 2020 (dollars in millions):

	Location	Homes Approved for Redevelopment	Homes Completed	Homes Leased	Total Planned Investment (1)	Investment to Date	Expected Initial Occupancy (2)	Expected NOI Stabilization (3)
Short-cycle redevelopments:
Bay Parc	Miami, FL	90	75	67	$27.7	$26.4	N/A	N/A
Flamingo Point Center Tower	Miami Beach, FL	58	18	13	16.0	3.9	N/A	N/A
Long-cycle redevelopments:
707 Leahy (4)	Redwood City, CA	110	12	41	25.0	21.7	1Q 2020	2Q 2022
Eldridge Townhomes (5)	Elmhurst, IL	58	18	29	35.1	31.0	2Q 2020	4Q 2022
Flamingo Point North Tower	Miami Beach, FL	366	—	—	171.0	64.4	4Q 2021	2Q 2024
The Fremont (6)	Denver, CO (MSA)	253	21	37	87.0	81.1	3Q 2020	1Q 2023
Parc Mosaic (7)	Boulder, CO	226	226	175	124.6	123.6	3Q 2019	1Q 2022
Prism (8)	Cambridge, MA	136	—	1	73.2	42.1	1Q 2021	3Q 2023
Total		1,297	370	363	$559.6	$394.2
(1)	Planned investment relates to the current phase of the redevelopment or development.
(2)

Delivery timing and stabilization is subject to change and are based on the best estimate at this time. Temporary local restrictions halting construction activity and extended ‘‘shelter-in-place” orders, related to COVID-19 or otherwise, may delay project completion and impact the timing of stabilization. Any additional delays may also result in increased costs.

(3)	Represents the period in which we expect the communities to achieve stabilized rents and operating costs, generally five quarters after occupancy stabilization.
(4)	In May 2020, construction resumed following a five-week county-mandated work stoppage. We have completed construction on 43 apartment homes and leased 77% of those completed.

(5)	As of July 31, 2020, 23 townhomes have been delivered and 91% of those have been leased. Construction is on track to deliver the remaining 35 townhomes by year end.
(6)	As of July 31, 2020, 86 apartment homes have been delivered and 49% have been leased. Completion is expected in the fourth quarter 2020.
(7)	Construction is substantially complete. As of July 31, 2020, we had leased 84% of the apartment homes at rents exceeding underwriting.
(8)

In June 2020, COVID-19 related construction bans by The City of Cambridge were lifted, allowing construction activities to resume. Completion of this community is expected in the first quarter of 2021.

As of June 30, 2020, our total estimated net investment at redevelopment and development communities is $559.6 million, of which we have funded $394.2 million. We expect to fund the remaining estimated net investment of $165.4 million on these communities in 2020 and future years, on a leverage-neutral basis, with proceeds from sales of apartment communities with lower forecasted free cash flow, or FCF, internal rates of return.

During the three months ended June 30, 2020, we leased 59 redeveloped or newly developed apartment homes. As of June 30, 2020, our exposure to lease-up at long-cycle redevelopment and development communities was 809 apartment homes; 44 homes where construction is complete, 289 homes expected to be delivered during the remainder of 2020, and 476 homes expected to be delivered in 2021.

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

The following table summarizes information about our portfolio relative to the market for the three months ended June 30, 2020:

Average revenue per Aimco apartment home (1)	$2,254
Portfolio average rents as a percentage of local market average rents	112%
Percentage A (average revenue per Aimco apartment home $2,942)	53%
Percentage B (average revenue per Aimco apartment home $1,987)	29%
Percentage C+ (average revenue per Aimco apartment home $1,758)	18%
(1)	Represents average monthly rental and other property revenues (excluding resident reimbursement of utility cost) divided by the number of occupied apartment homes as of the end of the period.

Our average monthly revenue per apartment home was $2,254 for the three months ended June 30, 2020, representing an increase of approximately 2% compared to the same period in 2019. This increase is due primarily to growth in Same Store rent, lease-up of redeveloped apartment homes, and the sale of communities with average monthly rent per apartment home lower than those of the retained portfolio, offset partially by lower average fees and other revenue per home.

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

Acquisitions

During the three months ended June 30, 2020, we made no acquisitions.

Dispositions

During the three months ended June 30, 2020, we sold one apartment community located in Annandale, Virginia with 219 homes at a price of $58.9 million, 3% better than its estimated gross asset value one year prior. Net sales proceeds from this transaction were $36.9 million.

In July, we accepted a non-refundable deposit on a community to be sold later in 2020, and agreed to sell this community at a price of approximately $126 million, 3% better than its estimated gross asset value as of December 31, 2019. Proceeds from this transaction are expected to be used to reduce leverage.

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

Our leverage includes our share of long-term, non-recourse property debt encumbering apartment communities, outstanding borrowings on the revolving credit facility, our term loan, and other leverage. Please refer to the Liquidity and Capital Resources section for additional information regarding our leverage. Other leverage includes mezzanine equity instruments, including preferred OP Units and redeemable noncontrolling interests in a consolidated real estate partnership.

Our target leverage ratios are Net Leverage to Adjusted EBITDAre below 7.0x and Adjusted EBITDAre to Adjusted Interest Expense and Preferred Distributions greater than 2.5x. We calculate Adjusted EBITDAre and Adjusted Interest Expense used in our leverage ratios based on the most recent three-month amounts, annualized. Our leverage ratios for the three months ended June 30, 2020, are presented below:

Proportionate Debt to Adjusted EBITDAre	7.9x
Net Leverage to Adjusted EBITDAre	8.1x
Adjusted EBITDAre to Adjusted Interest Expense	3.5x
Adjusted EBITDAre to Adjusted Interest Expense and Preferred Distributions	3.3x

Net Leverage to Adjusted EBITDAre increased by 0.4x from March 31, 2020, due primarily to a $6.1 million reduction in quarterly Adjusted EBITDAre primarily as a result of COVID-19 and the government lockdown.

We expect to meet our leverage target through a combination of property net operating income growth, including the $30 million of incremental net operating income we expect to receive from our long-cycle redevelopment communities now underway, and through approximately $350 million of property sales, including the previously mentioned under-contract community, expected to close in 2020. Depending upon the communities sold and the timing of sales, taxable gains may exceed our regular quarterly dividend. If so, our Board of Directors may declare a taxable stock dividend.

Under our revolving credit facility and term loan, we have agreed to maintain a fixed charge coverage ratio of 1.40x, as well as other covenants customary for similar revolving credit arrangements. For the trailing twelve months ended June 30, 2020, our fixed charge coverage ratio was 2.02x. We expect to remain in compliance with these covenants.

Please refer to the Leverage Ratios subsection of the Non-GAAP Measures section for further information about the calculation of our leverage ratios.

Liquidity

Our $1.2 billion liquidity consists of cash and restricted cash balances and available capacity on our revolving credit facility. As of June 30, 2020, we had cash and restricted cash, excluding amounts related to tenant security deposits, of $428.4 million and had the capacity to borrow up to $793.5 million on our revolving credit facility, after consideration of $6.5 million of letters of credit backed by the facility.

We manage our financial flexibility by maintaining an investment grade rating and holding apartment communities that are unencumbered by property debt. As of June 30, 2020, we held unencumbered communities with an estimated fair value of approximately $2.3 billion.

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

Financing Activity

During the three months ended June 30, 2020, we placed $608.8 million of new property debt, generating incremental proceeds of $370.6 million, and closed the refinancing of another $79.9 million in July 2020. The loans have a weighted-average term to maturity of 9.3 years and a weighted-average interest rate of 2.9%, lowering our weighted-average borrowing cost of leverage to 3.69%. We addressed all of our 2020 loan maturities and reduced 2021 to 2024 maturities by 18%, resulting in average annual maturities of $262 million remaining for the four years.

Also during the three months ended June 30, 2020, we secured a $350.0 million term loan. Proceeds from the loan were primarily used to repay borrowings on our $800.0 million revolving credit facility. Please refer to the Leverage and Capital Resources section for further information about the terms of our term loan.

Equity Capital Activities

On July 28, 2020, our Board of Directors declared a quarterly cash dividend of $0.41 per share of Common Stock, an increase of 5% compared to the regular quarterly dividends paid in 2019. This amount is payable on August 28, 2020, to stockholders of record on August 14, 2020.

Team and Culture

Our team and culture are keys to our success. Our intentional focus on a collaborative and productive culture based on respect for others and personal responsibility is reinforced by a preference for promotion from within. We focus on succession planning and talent development to produce a strong, stable team that is the enduring foundation of our success. We offer benefits reinforcing our value of caring for each other, including paid time for parental leave, paid time annually to volunteer in local communities, college scholarships for the children of team members, an emergency fund to help team members in crisis, financial support for our team members who are becoming United States citizens, and a bonus structure at all levels of the organization. We also pay full compensation and benefits for team members who are actively deployed by the United States military. Out of hundreds of participating companies in 2020, we were one of only six recognized as a “Top Workplace” in Colorado for each of the past eight years, and were one of only two real estate companies to receive a BEST award from the Association for Talent Development in recognition of our company-wide success in talent development, marking our third consecutive year receiving this award.

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

Financial Highlights

Net income attributable to common stockholders per common share, on a dilutive basis, decreased by $0.14 during the three months ended June 30, 2020, compared to 2019, due primarily to fewer gains from dispositions and more prepayment penalties incurred during second quarter refinancing activity undertaken to increase liquidity and to benefit from current interest rates.

Pro forma FFO per share increased $0.03 during the three months ended June 30, 2020, compared to 2019, due primarily to the contribution from communities in lease-up, the net contribution from the Parkmerced mezzanine loan, and lower general and administrative expenses; offset partially by impacts of the pandemic and government lockdown mentioned previously and by “drag”, or lower contribution, from Redevelopment communities under construction.

We have not excluded from Pro forma FFO and AFFO $8.0 million, or $0.05 per share, for the following COVID-19 related impacts: $2.6 million of net incremental interest expense primarily on our $350.0 million term loan, which we secured to increase liquidity; $2.5 million of incremental bad debt expense; $1.5 million of lower commercial revenue; $0.6 million of lower other income, resulting from local restrictions on our contractual right to charge late fees; and $0.8 million of other amounts resulting from COVID-19. Additionally, we have not excluded from Pro forma FFO and AFFO for the six months ended June 30, 2020, the write-off of $2.9 million of our straight-line rent receivables for certain commercial tenants for which collectability of future rent is uncertain and $2.2 million of deferred broker commissions related to the same commercial tenants.

AFFO per share increased $0.04 for the three months ended June 30, 2020, compared to 2019, due primarily to the $0.03 increase in Pro forma FFO per share and $0.01 due to lower capital replacement spending.

Detailed Results of Operations for the Three and Six Months Ended June 30, 2020, Compared to June 30, 2019

Net income decreased by $26.8 million and $309.1 million during the three and six months ended June 30, 2020, compared to 2019, respectively, as described more fully below.

Property Operations

We have three segments: (i) Same Store, (ii) Redevelopment and Development, and (iii) Acquisition and Other Real Estate. Our Same Store segment includes communities that have reached a stabilized level of operations as of the beginning of a two-year comparable period and maintained it throughout the current and comparable prior year and are not expected to be sold within 12 months. Our Redevelopment and Development segment includes communities that are currently under construction, and those that have been completed in recent years that have not achieved and maintained stabilized operations for both the current and comparable prior year. Our Acquisition and Other Real Estate segment includes: (i) communities that we have acquired since the beginning of a two-year comparable period; (ii) communities that are subject to limitations on rent increases; (iii) communities that we expect to sell within 12 months but do not yet meet the criteria to be classified as held for sale; (iv) communities that we expect to redevelop; and (v) certain commercial spaces.

As of June 30, 2020, our Same Store segment included 94 apartment communities with 27,876 apartment homes.

From December 31, 2019, to June 30, 2020, on a net basis, our Same Store segment increased by three apartment communities and 1,227 apartment homes. These changes consisted of:

•	the addition of one redeveloped apartment community with 940 apartment homes that was classified as Same Store upon maintaining stabilized operation for the entirety of the periods presented;
•	the addition of six acquired apartment communities with 1,480 apartment homes that were classified as Same Store because we have now owned them for the entirety of both periods presented;
•	the reduction of three apartment communities with 974 apartment homes that we have classified in Acquisition and Other Real Estate, as we are planning to redevelop these communities; and
•	the reduction of one apartment community with 219 apartment homes that was sold as of June 30, 2020.

As of June 30, 2020, our Redevelopment and Development segment included eight apartment communities with 2,521 apartment homes, and our Acquisition and Other Real Estate segment included 19 apartment communities with 2,399 apartment homes and one office building.

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

Proportionate Property Net Operating Income

The results of our segments for the three months ended June 30, 2020 and 2019, as presented below, are based on segment classifications as of June 30, 2020.

	Three Months Ended June 30,
(in thousands)	2020	2019	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Same Store	$180,779	$182,816	$(2,037)	(1.1%)
Redevelopment and Development	11,589	12,695	(1,106)	(8.7%)
Acquisition and Other Real Estate	17,415	14,097	3,318	23.5%
Total	209,783	209,608	175	0.1%
Property operating expenses, net of utility reimbursements:
Same Store	48,720	48,893	(173)	(0.4%)
Redevelopment and Development	4,912	4,990	(78)	(1.6%)
Acquisition and Other Real Estate	6,485	5,431	1,054	19.4%
Total	60,117	59,314	803	1.4%
Proportionate property net operating income:
Same Store	132,059	133,923	(1,864)	(1.4%)
Redevelopment and Development	6,677	7,705	(1,028)	(13.3%)
Acquisition and Other Real Estate	10,930	8,666	2,264	26.1%
Total	$149,666	$150,294	$(628)	(0.4%)

For the three months ended June 30, 2020, compared to 2019, our Same Store proportionate property net operating income decreased by $1.9 million, or 1.4%. This decrease was attributable primarily to a $2.0 million, or 1.1%, decrease in rental and other property revenues due to $2.1 million, or 120 basis point, increase in bad debt and $1.1 million, or 70 basis point, reduction in other rental income due to local restrictions on our contractual right to charge late fees, and an approximately 140-basis point decrease in average daily occupancy. This decrease was offset partially by a 250 basis point increase in average residential rents. Same Store property operating expenses decreased $0.2 million for the three months ended June 30, 2020, compared to 2019, due primarily to a $1.6, or 6.3%, decrease in controllable operating expenses, which exclude utility costs, real estate taxes, and insurance.

Redevelopment and Development proportionate property net operating income decreased by $1.0 million, or 13.3%, for the three months ended June 30, 2020, compared to 2019. This decrease was attributable primarily to de-leasing in 2019 at Flamingo Point and 707 Leahy in preparation for redevelopment, offset partially by increased occupancy driven by the lease-up at Parc Mosaic.

Acquisition and Other Real Estate proportionate property net operating income increased by $2.3 million, or 26.1%, for the three months ended June 30, 2020, compared to 2019, due to the lease-up of One Ardmore acquired in April 2019 and the acquisition of 1001 Brickell Bay Drive in July 2019, offset partially by a decrease in revenues related to commercial tenants due to the economic impacts of COVID-19 and the government lockdown.

The results of our segments for the six months ended June 30, 2020 and 2019, as presented below, are based on segment classifications as of June 30, 2020.

	Six Months Ended June 30,
(in thousands)	2020	2019	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Same Store	$367,564	$363,187	$4,377	1.2%
Redevelopment and Development	23,502	26,708	(3,206)	(12.0%)
Acquisition and Other Real Estate	36,174	28,210	7,964	28.2%
Total	427,240	418,105	9,135	2.2%
Property operating expenses, net of utility reimbursements:
Same Store	97,154	97,519	(365)	(0.4%)
Redevelopment and Development	9,599	10,245	(646)	(6.3%)
Acquisition and Other Real Estate	13,061	10,547	2,514	23.8%
Total	119,814	118,311	1,503	1.3%
Proportionate property net operating income:
Same Store	270,410	265,668	4,742	1.8%
Redevelopment and Development	13,903	16,463	(2,560)	(15.6%)
Acquisition and Other Real Estate	23,113	17,663	5,450	30.9%
Total	$307,426	$299,794	$7,632	2.5%

For the six months ended June 30, 2020, compared to 2019, our Same Store proportionate property net operating income increased by $4.7 million, or 1.8%. This increase was attributable primarily to a $4.4 million, or 1.2%, increase in rental and other property revenues due primarily to a 270 basis point increase in average residential rents, offset partially by a 60 basis point increase in bad debt and a 40 basis point reduction in other rental income due to local restrictions on our contractual right to charge late fees. Same Store property operating expenses decreased by $0.4 million, contributing to the proportionate property net operating income growth, driven by a $2.4 million, or 4.9%, decrease in controllable operating expenses, offset primarily by an increase in real estate taxes and insurance.

Redevelopment and Development proportionate property net operating income decreased by $2.6 million, or 15.6%, for the six months ended June 30, 2020, compared to 2019. This decrease was attributable primarily to de-leasing in 2019 at Flamingo Point and 707 Leahy in preparation for redevelopment, offset partially by increased occupancy driven by the lease-up at Parc Mosaic.

Acquisition and Other Real Estate proportionate property net operating income increased by $5.5 million, or 30.9%, for the six months ended June 30, 2020, compared to 2019, due to the lease-up of One Ardmore acquired in April 2019 and the acquisition of 1001 Brickell Bay Drive in July 2019, offset partially by a decrease in revenues related to commercial tenants due to the economic impacts of COVID-19 and government lockdown.

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

During the six months ended June 30, 2020, we recognized a $2.9 million write-off of straight-line rent receivables due to the impact of COVID-19 and government lockdown, and the resulting economic impact on our commercial tenants. No similar write-off was recognized in 2019.

Net operating income decreased for the three and six months ended June 30, 2020, compared to 2019, by $4.0 million and $11.7 million, respectively, due to the sale of apartment communities in 2020 and 2019.

Depreciation and Amortization

For the three and six months ended June 30, 2020, compared to 2019, depreciation and amortization expense increased by $5.8 million, or 6.3%, and $12.7 million, or 6.8%, respectively, due primarily to communities acquired in 2019, redeveloped apartment homes placed in service after completion of construction, and the write-off of deferred leasing costs. This increase was offset partially by decreases in depreciation associated with apartment communities sold and assets fully depreciated in 2020 and 2019.

General and Administrative Expenses

For the three and six months ended June 30, 2020, compared to 2019, general and administrative expenses decreased by $1.8 million, or 15.7%, and $1.5 million, or 7.1%, respectively, due primarily to a decrease in personnel costs.

Other Expenses, Net

Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses, ground lease rent expense, and certain non-recurring items.

For the three months ended June 30, 2020, compared to 2019, other expenses, net, were relatively flat.

For the six months ended June 30, 2020, compared to 2019, other expenses, net decreased by $2.9 million, or 32.8%, due primarily to a favorable incremental cash receipt in the first quarter of 2020 related to a previous settlement and lower ground lease expense, offset partially by unrealized losses on our interest rate derivative.

Interest Income

Interest income for the three months ended June 30, 2020, compared to 2019, was relatively flat.

Interest income for six months ended June 30, 2020, compared to 2019, increased $1.6 million, or 27.2%, due primarily to a gain recognized on the early payoff of a seller financing note.

Interest Expense

For the three months ended June 30, 2020, compared to 2019, interest expense increased by $9.3 million, or 23.4%, due primarily to refinancing activity and interest expense related to our term loan. As a result of our refinancing activity, we incurred prepayment penalties, offset partially by more favorable interest rates on refinanced fixed rate debt.

For the six months ended June 30, 2020, compared to 2019, interest expense increased by $9.2 million, or 11.4%, due primarily to refinancing activity and interest expense related to our term loan, offset partially by an increase in capitalized interest related to our active redevelopments and developments. As a result of our refinancing activity, we incurred prepayment penalties, offset partially by more favorable interest rates on refinanced fixed rate debt.

Gain on Dispositions of Real Estate

During the three and six months ended June 30, 2020, we sold one apartment community with 219 apartment homes for a gain on disposition of $47.2 million and net proceeds of $36.9 million.

During the three months ended June 30, 2019, we sold one apartment community with 399 apartment homes for a gain on disposition of $64.3 million and net proceeds of $78.1 million. During the six months ended June 30, 2019, we sold eight apartment communities with 2,605 apartment homes for a gain on dispositions of $355.8 million and net proceeds of $418.3 million.

The apartment community sold in 2020 was in a lower-rated location within our primary markets and had average revenues per apartment home significantly below those of our retained portfolio.

Mezzanine Investment Income, Net

On November 26, 2019, we loaned $275.0 million to the partnership owning Parkmerced Apartments. During the three and six months ended June 30, 2020, we recognized $6.9 million and $13.7 million, respectively, of income in connection with the mezzanine loan. For the six months ended June 30, 2020, we have received a cash payment of $0.6 million.

We have accrued all interest amounts due as required by GAAP. Our loan is secured by approximately $300 million of borrower equity junior to our loan. In the event we determine that a portion of the loan or accrued interest is not collectable, we will cease income recognition and, if appropriate, recognize an impairment.

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

For the three months ended June 30, 2020, we recognized income tax benefit of $2.9 million, compared to a $1.8 million benefit during the same period in 2019. The change is due primarily to income tax benefit associated with 1001 Brickell Bay Drive, offset partially by decreased benefit due to lower net operating losses at communities held by TRS entities.

For the six months ended June 30, 2020, we recognized income tax benefit of $6.1 million, compared to income tax provision of $1.2 million during the same period in 2019. The change is due primarily to income tax provision on the gain on dispositions of real estate in 2019 and an income tax benefit associated with 1001 Brickell Bay Drive, offset partially by decreased benefit due to lower net operating losses at communities held by TRS entities.

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

In computing 2020 Pro forma FFO, we made the following adjustments to Nareit FFO:

•

Prepayment penalties: as a result of debt refinancing activity, we incurred debt extinguishment costs. We excluded these costs from Pro forma FFO because we believe these costs are not representative of ongoing operating performance.

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

•

Severance costs, litigation, and other, net: during the three months ended June 30, 2020, we incurred an unrealized loss on a derivative agreement and incurred other non-recurring costs. We excluded the unrealized loss and other costs from Pro forma FFO because we believe they are not representative of current operating performance. The unrealized loss and costs are included in other expenses, net, on our condensed consolidated statements of operations.

In computing 2019 Pro forma FFO, we made the following adjustments to Nareit FFO:

•

Preferred equity redemption related costs: on May 16, 2019, we redeemed our Class A Preferred Perpetual Stock. We excluded the redemption-related costs from Pro forma FFO because we believe these costs are not representative of operating performance.

•	Straight-line rent: as described above.
•

Severance costs, litigation, and other, net: in 2019, we incurred severance and restructuring costs, and costs related to our litigation with Airbnb. We excluded these amounts from Pro forma FFO because we believe these costs are not representative of operating performance.

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

For the three and six months ended June 30, 2020 and 2019, Aimco’s Nareit FFO, Pro forma FFO, and AFFO are calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to Aimco common stockholders (1)	$39,212	$59,234	$45,891	$330,802
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	95,109	89,780	192,901	181,154
Gain on dispositions and other, net of noncontrolling partners’ interest	(47,238)	(64,310)	(47,204)	(355,783)
Income tax adjustments related to gain on dispositions and other tax-related items	152	210	378	6,736
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(2,446)	(1,356)	(7,542)	8,893
Amounts allocable to participating securities	(15)	(73)	(54)	243
Nareit FFO attributable to Aimco common stockholders	$84,774	$83,485	$184,370	$172,045
Adjustments, all net of common noncontrolling interests in Aimco Operating Partnership and participating securities:
Prepayment penalties	6,203	—	6,203	—
Straight-line rent	633	634	1,268	2,946
Preferred equity redemption related amounts	—	3,864	—	3,864
Severance costs, litigation, and other, net	1,731	595	1,731	620
Pro forma FFO attributable to Aimco common stockholders	$93,341	$88,578	$193,572	$179,475
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(11,403)	(13,134)	(23,008)	(22,845)
AFFO attributable to Aimco common stockholders	$81,938	$75,444	$170,564	$156,630

Total share and dilutive share equivalents used to calculate Net income and Nareit FFO per share (2)	148,553	148,599	148,670	147,220
Adjustment to weight reverse stock split (3)	—	—	—	1,242
Pro forma shares and dilutive share equivalents used to calculate Pro forma FFO and AFFO per share	148,553	148,599	148,670	148,462

Net income attributable to Aimco per common share – diluted	$0.26	$0.40	$0.31	$2.25
Nareit FFO per share – diluted	$0.57	$0.56	$1.24	$1.17
Pro forma FFO per share – diluted	$0.63	$0.60	$1.30	$1.21
AFFO per share – diluted	$0.55	$0.51	$1.15	$1.06
(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP.
(2)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP.
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

Proportionate Debt, as used in our leverage ratios, is a non-GAAP measure and includes our share of the long-term, non-recourse property debt, outstanding borrowings under our revolving credit facility, and our term loan. Proportionate Debt excludes unamortized debt issuance costs because these amounts represent cash expended in earlier periods and do not reduce our contractual obligations. We reduce our recorded debt by the amounts of cash and restricted cash on-hand (which are primarily restricted under the terms of our property debt agreements), excluding tenant security deposits included in restricted cash, assuming the remaining amounts of cash and restricted cash would be used to reduce our outstanding leverage. We further reduce our recorded debt by the value of our investment in a securitization trust that holds certain of our property debt, as our payments of principal and interest associated with such property debt will ultimately repay our investments in the trust.

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

The reconciliation of total indebtedness to Proportionate Debt and Net Leverage, as used in our leverage ratios as of June 30, 2020, is as follows (in thousands):

June 30, 2020
Total indebtedness	$4,892,183
Adjustments:
Debt issuance costs related to non-recourse property debt and term loan	23,490
Proportionate share adjustments related to debt obligations of consolidated and unconsolidated partnerships	(7,639)
Cash and restricted cash	(442,508)
Tenant security deposits included in restricted cash	14,074
Proportionate share adjustments related to cash and restricted cash held by consolidated and unconsolidated partnerships	874
Securitization trust investment and other	(97,311)
Proportionate Debt	$4,383,163
Preferred OP Units	96,449
Redeemable noncontrolling interests in consolidated real estate partnership	4,492
Net Leverage	$4,484,104

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

The reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three months ended June 30, 2020, as used in our leverage ratios, is as follows (in thousands):

Three Months Ended
June 30, 2020
Net income	$43,204
Adjustments:
Interest expense	48,802
Income tax benefit	(2,879)
Depreciation and amortization	97,689
Gain on dispositions of real estate	(47,238)
Adjustment related to EBITDAre of unconsolidated partnerships	212
EBITDAre	$139,790
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	17
EBITDAre adjustments attributable to noncontrolling interests	(513)
Interest income received on securitization investment	(2,216)
Non-cash straight-line rent	633
Pro forma adjustments, net (1)	1,491
Adjusted EBITDAre	$139,202
Annualized Adjusted EBITDAre	$556,808
(1)

Adjusted EBITDAre has been calculated on a pro forma basis to reflect the disposition of one apartment community during the period as if the transaction closed on April 1, 2020, as well as other items affecting quarterly results for which annualization would distort results.

We calculated Adjusted Interest Expense, as used in our leverage ratios, based on the most recent three-month amounts, annualized. Adjusted Interest Expense is a non-GAAP measure that we believe is meaningful for investors and analysts as it presents our share of current recurring interest requirements associated with leverage. Adjusted Interest Expense represents our proportionate share of interest expense on non-recourse property debt and interest expense on our revolving credit facility borrowings and term loan. We exclude from our calculation of Adjusted Interest Expense:

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

The reconciliation of interest expense to Adjusted Interest Expense and Preferred Distributions for the three months ended June 30, 2020, as used in our leverage ratios, is as follows (in thousands):

Three Months Ended
June 30, 2020
Interest expense	$48,802
Adjustments:
Proportionate share adjustments related to interest of consolidated and unconsolidated partnerships	(84)
Debt prepayment penalties	(6,537)
Interest income earned on securitization trust investment	(2,216)
Adjusted Interest Expense	$39,965
Preferred distributions	1,859
Adjusted Interest Expense and Preferred Distributions	$41,824
Annualized Adjusted Interest Expense	$159,860
Annualized Adjusted Interest Expense and Preferred Distributions	$167,296

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

As of June 30, 2020, our available liquidity was approximately $1.2 billion. We have commitments for, and expect to spend, $151 million on long-cycle redevelopment and development projects underway.

Our available liquidity consists of:

•	$398.4 million in cash and cash equivalents;
•	$30.0 million of restricted cash, excluding amounts related to tenant security deposits, consists primarily of escrows held by lenders for capital additions, property taxes, and insurance; and
•	$793.5 million of available capacity to borrow under our revolving credit facility after consideration of $6.5 million of letters of credit backed by the facility.

Additional liquidity may also be provided through property debt financing at properties unencumbered by debt. As of June 30, 2020, we held unencumbered communities with an estimated fair market value of approximately $2.3 billion.

Uses for liquidity include normal operating activities, payments of principal and interest on outstanding property debt, capital expenditures, dividends paid to stockholders, distributions paid to noncontrolling interest partners, and acquisitions of apartment communities. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from apartment community sales and refinancings. We may use our revolving credit facility for working capital and other short-term purposes, such as funding investments on an interim basis. We expect to meet our long-term liquidity requirements, including redevelopment spending and apartment community acquisitions, through primarily non-recourse, long-term borrowings, the issuance of equity securities (including OP Units), the sale of apartment communities, and cash generated from operations. Additionally, we expect to meet our liquidity requirements associated with our debt maturities. Our revolving credit facility matures on January 22, 2022, and our term loan matures on April 20, 2021, prior to consideration of its one-year extension option.

The following table summarizes the payments due under our non-recourse property debt commitments, excluding debt issuance costs, as of June 30, 2020 (in thousands):

	Total	Less than One Year (2020)	2-3 Years (2021-2022)	4-5 Years (2023-2024)	More than Five Years (2025 and Thereafter)
Non-recourse property debt	$4,565,673	$123,707	$873,971	$577,229	$2,990,766

During the six months ended June 30, 2020, we placed $608.8 million of new property debt and refinanced another $79.9 million in July. These financings generated incremental proceeds of $370.6 million.

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

As of June 30, 2020, approximately 91% of our leverage consisted of property-level, non-recourse, long-dated, amortizing debt. Approximately 99% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates, and inflation. The weighted-average remaining term to maturity of our property-level debt was 7.7 years. On average, 6.2% of our unpaid principal balances will mature each year from 2021 through 2023.

While our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt, we also have a credit facility with a syndicate of financial institutions. As of June 30, 2020, we had no outstanding borrowings under our revolving credit facility and had capacity to borrow up to $793.5 million after consideration of $6.5 million of letters of credit backed by the facility.

During the three months ended June 30, 2020, we amended our Second Amended and Restated Senior Secured Credit Agreement to include a $350.0 million term loan. The term loan represents approximately 7% of our total leverage, includes a one-year extension option, and bears interest at 30-day LIBOR plus 185-basis points with a 50-basis point LIBOR floor.

As of June 30, 2020, our outstanding preferred OP Units represented approximately 2% of our total leverage. Preferred OP Units are redeemable at the holder’s option; however, for illustrative purposes, we compute the weighted-average maturity of our total leverage assuming a 10-year maturity on the units.

The combination of non-recourse property-level debt, borrowings under our revolving credit facility, term loan, preferred OP Units, and redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. The weighted-average remaining term to maturity for our total leverage described above was 7.3 years as of June 30, 2020.

Under the revolving credit facility and term loan, we have agreed to maintain a Fixed Charge Coverage ratio of 1.40x, as well as other covenants customary for similar revolving credit arrangements. For the trailing 12-month period ended June 30, 2020, our Fixed Charge Coverage ratio was 2.02x. We expect to remain in compliance with this covenant during the next 12 months.

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

Operating Activities

For the six months ended June 30, 2020, net cash provided by operating activities was $184.4 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the six months ended June 30, 2020, increased by $14.3 million compared to 2019, due to higher contribution from our Same Store, Acquisition, and Other Real Estate communities, offset partially by lower net operating income associated with communities sold.

Investing Activities

For the six months ended June 30, 2020, our net cash used in investing activities of $160.1 million consisted primarily of capital expenditures, partially offset by proceeds from the disposition of one apartment community.

Total capital additions at apartment communities totaled $177.5 million and $177.7 million during the six months ended June 30, 2020 and 2019, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.

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

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, are presented below (in thousands):

	Six Months Ended June 30,
	2020	2019
Capital replacements	$18,521	$18,886
Capital improvements	4,648	6,100
Capital enhancements	16,683	41,057
Redevelopment	69,512	41,240
Development	60,198	55,611
Initial capital expenditures	2,203	11,052
Casualty	5,709	3,750
Total apartment community capital additions	$177,474	$177,696
Plus: additions related to commercial spaces	1,650	106
Plus: additions related to apartment communities sold or held for sale	49	3,550
Consolidated capital additions	$179,173	$181,352
Plus: net change in accrued capital spending	3,175	(4,864)
Capital expenditures per condensed consolidated statement of cash flows	$182,348	$176,488

For the six months ended June 30, 2020 and 2019, we capitalized $7.1 million and $4.5 million of interest costs, respectively, and $18.1 million and $17.6 million of other direct and indirect costs, respectively.

We invested $16.7 million in capital enhancements and $129.7 million in redevelopment and development during the six months ended June 30, 2020. Capital enhancement spend decreased $24.4 million for the six months ended June 30, 2020, compared to 2019, due primarily to the delay of certain capital projects in response to the potential economic impacts of COVID-19 and the government lockdown. The increase in redevelopment spending is driven by the full redevelopments of Flamingo Point North Tower and 707 Leahy. Further details regarding our redevelopment and development activities, including apartment communities constructed and delivered as of June 30, 2020, is discussed in the Executive Overview section above.

Financing Activities

For the six months ended June 30, 2020, our net cash provided by financing activities of $240.5 million was attributed to the items discussed below:

Proceeds from non-recourse property debt during the period consisted of the closing of nine fixed-rate, amortizing, non-recourse property loans totaling $608.8 million.

Principal payments on non-recourse property debt during the period totaled $274.3 million, consisting of $45.1 million of scheduled principal amortization and $229.2 million of repayments.

Proceeds of $350.0 million from the term loan that closed during the three months ended June 30, 2020.

Net repayments on our revolving credit facility of $275.0 million are due primarily to proceeds from our term loan and property debt financing activities.

Aimco common share repurchases during the six months ended June 30, 2020, totaled $10.0 million.

Net cash provided by financing activities also includes $132.7 million of payments to equity holders, as further detailed in the tables below.

Equity and Partners’ Capital Transactions

The following table presents the Aimco Operating Partnership’s distribution activity (including distributions paid to Aimco) during the six months ended June 30, 2020 (in thousands):

Cash distributions paid by the Aimco Operating Partnership to preferred unitholders	$3,728
Cash distributions paid by the Aimco Operating Partnership to common unitholders (1)	128,851
Cash distributions paid to holders of noncontrolling interests in consolidated real estate partnerships	118
Total cash distributions paid by the Aimco Operating Partnership	$132,697
(1)	$122.1 million represented distributions to Aimco, and $6.8 million represented distributions paid to holders of common OP Units.

The following table presents Aimco’s dividend and distribution activity during the six months ended June 30, 2020 (in thousands):

Cash distributions paid to holders of OP Units	$10,521
Cash distributions paid to holders of noncontrolling interests in consolidated real estate partnerships	118
Cash dividends paid by Aimco to common stockholders	122,058
Total cash dividends and distributions paid by Aimco	$132,697

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, on a consolidated basis, we had approximately $69.5 million of variable-rate property-level debt outstanding in addition to our $350.0 million term loan. We estimate that a change in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce or increase interest expense by approximately $4.2 million on an annual basis.

As of June 30, 2020, we had approximately $442.5 million of cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may offset somewhat a change in rates on our variable-rate debt discussed above.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this report, we are updating the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2019, to include the following risk factor. The risk factors as-filed remain unchanged.

Pandemics may affect our operating results and financial condition.

A local, regional, national or international outbreak of a contagious disease, such as COVID-19, could negatively impact our tenants and our operations. The World Health Organization declared COVID-19 to be a pandemic on March 11, 2020. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting a wide variety of measures including states of emergency, mandatory quarantines, required business and school closures, implementing “shelter in place” orders and restricting travel. In addition, many cities and states have enacted, or are considering enacting, exceptions to contractual obligations for residents and commercial tenants, including government mandated rent delays or other abatement measures or concessions or prohibitions on lease terminations or evictions. Many experts predict that the outbreak will trigger a period of material global economic slowdown or a global recession.

Factors that have negatively impacted, or would negatively impact, our operations or those of entities in which we hold a partial interest (including our interest in the partnership that owns Parkmerced Apartments), during the COVID-19 pandemic or another pandemic include:

•	our ability to collect rents on a timely basis or at all, without reductions or other concessions;
•	our ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;
•	fluctuations in regional and local economies, local real estate conditions and rental rates;
•	our ability to control incremental costs associated with COVID-19;
•	our ability to dispose communities at all or on terms favorable to us;
•	our ability to complete redevelopments and developments as planned; and
•	potential litigation relating to the COVID-19 pandemic.

Given the ongoing and dynamic nature of the circumstances surrounding the COVID-19 pandemic, it is difficult to predict how significant the impact of this outbreak will be on the global economy, our residents and commercial tenants, our communities, and the operations of entities in which we hold a partial interest (including our interest in the partnership that owns Parkmerced Apartments), or for how long disruptions are likely to continue. The extent of such impact will depend on developments, which are highly uncertain, rapidly evolving and cannot be predicted, including the ability to contain the virus, the duration of measures implemented and the overall impact of these measures. Such developments, depending on their nature, duration, and intensity, could have a material adverse effect on our operating results and financial condition. The COVID-19 pandemic also may have the effect of heightening many of the other risks described in our combined Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Aimco

Unregistered Sales of Equity Securities

From time to time, Aimco may issue shares of Common Stock in exchange for OP Units, defined under The Aimco Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each common OP Unit. Aimco may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended June 30, 2020, Aimco issued 158,938 shares of Common Stock in exchange for OP Units in these transactions.

Repurchases of Equity Securities

There were no repurchases by Aimco of its common equity securities during the three months ended June 30, 2020. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding Common Stock. As of June 30, 2020, Aimco was authorized to repurchase approximately 10.4 million shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

The Aimco Operating Partnership

Unregistered Sales of Equity Securities

The Aimco Operating Partnership did not issue any unregistered OP units during the three months ended June 30, 2020.

Repurchases of Equity Securities

The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than Aimco have the right to redeem their common OP Units for cash or, at our election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended June 30, 2020, approximately 158,938 common OP Units were redeemed in exchange for shares of Common Stock.

The following table summarizes the Aimco Operating Partnership’s repurchases, or redemptions in exchange for cash, of common OP Units for the three months ended June 30, 2020.

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2020 ‒ April 30, 2020	24	$43.59	N/A	N/A
May 1, 2020 ‒ May 31, 2020	7,407	36.52	N/A	N/A
June 1, 2020 ‒ June 30, 2020	19	38.56	N/A	N/A
Total	7,450	$36.55
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

Dividend and Distribution Payments

As a REIT, Aimco is required to distribute annually to holders of its Common Stock at least 90% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. Our revolving credit facility includes customary covenants, including a restriction on dividends and distributions and other restricted payments, but permits dividends and distributions during any four consecutive fiscal quarters in an aggregate amount of up to 95% of Aimco’s FFO for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain Aimco’s REIT status and avoid the payment of federal income or excise tax. Aimco’s Board of Directors targets a dividend payout ratio between 65% and 70% of AFFO.

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

The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity and partners’ capital; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

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

Date: August 4, 2020