Form 10-Q
period 2020-09-30
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2020-11-02
CIK 922864, 926660

ure

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of Apartment Investment and Management Company Class A Common Stock outstanding as of October 28, 2020: 148,865,947

EXPLANATORY NOTE

This filing combines the reports on Form 10-Q for the quarterly period ended September 30, 2020, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, the Aimco Operating Partnership, and their consolidated entities.

Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of the Aimco Operating Partnership. As of September 30, 2020, Aimco owned approximately 93.5% of the legal interest in the common partnership units of the Aimco Operating Partnership and 94.9% of the economic interest in the Aimco Operating Partnership. The remaining 6.5% legal interest and 5.1% economic interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.

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

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Buildings and improvements	$7,006,395	$6,868,543
Land	1,891,763	1,869,048
Total real estate	8,898,158	8,737,591
Accumulated depreciation	(2,858,174)	(2,718,284)
Net real estate	6,039,984	6,019,307
Cash and cash equivalents	228,368	142,902
Restricted cash	40,123	34,800
Mezzanine investment	300,326	280,258
Other assets	383,298	351,472
Assets held for sale	50,030	—
Total assets	$7,042,129	$6,828,739

LIABILITIES AND EQUITY
Non-recourse property debt, net	$4,058,295	$4,230,590
Term loan, net	348,502	—
Revolving credit facility borrowings	—	275,000
Total indebtedness	4,406,797	4,505,590
Accrued liabilities and other	356,538	360,574
Liabilities related to assets held for sale	58,177	—
Total liabilities	4,821,512	4,866,164

Redeemable preferred OP Units	79,449	97,064
Redeemable noncontrolling interests in consolidated real estate partnership	4,371	4,716
Commitments and contingencies (Note 4)
Equity:
Common Stock, $0.01 par value, 510,587,500 shares authorized, 148,865,947 and 148,885,197 shares issued/outstanding at September 30, 2020 and December 31, 2019, respectively	1,489	1,489
Additional paid-in capital	4,000,925	3,497,367
Accumulated other comprehensive income	3,579	4,195
Distributions in excess of earnings	(1,884,602)	(1,722,402)
Total Aimco equity	2,121,391	1,780,649
Noncontrolling interests in consolidated real estate partnerships	(60,212)	(3,296)
Common noncontrolling interests in Aimco Operating Partnership	75,618	83,442
Total equity	2,136,797	1,860,795
Total liabilities and equity	$7,042,129	$6,828,739

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Rental and other property revenues	$215,455	$229,827	$658,815	$684,262

OPERATING EXPENSES
Property operating expenses	74,929	77,484	224,532	232,090
Depreciation and amortization	98,249	97,538	296,414	283,027
General and administrative expenses	8,118	10,595	27,922	31,922
Investment management expenses	2,819	1,581	5,124	4,319
Other expenses, net	17,571	4,002	23,452	12,759
Total operating expenses	201,686	191,200	577,444	564,117

Interest income	3,041	2,824	10,407	8,615
Interest expense	(50,519)	(42,011)	(140,657)	(122,961)
Gain on dispositions of real estate	—	1,146	47,204	356,929
Mezzanine investment income, net	6,870	—	20,553	—
Income from unconsolidated real estate partnerships	277	288	629	591
(Loss) income before income tax benefit	(26,562)	874	19,507	363,319
Income tax benefit	1,747	3,096	7,859	1,942
Net (loss) income	(24,815)	3,970	27,366	365,261
Noncontrolling interests:
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	154	58	153	(103)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,687)	(1,933)	(5,415)	(5,800)
Net loss (income) attributable to common noncontrolling interests in Aimco Operating Partnership	1,341	(116)	(1,134)	(18,787)
Net income attributable to noncontrolling interests	(192)	(1,991)	(6,396)	(24,690)
Net (loss) income attributable to Aimco	(25,007)	1,979	20,970	340,571
Net income attributable to Aimco preferred stockholders	—	—	—	(7,335)
Net (income) loss attributable to participating securities	(39)	24	(125)	(431)
Net (loss) income attributable to Aimco common stockholders	$(25,046)	$2,003	$20,845	$332,805

Net (loss) income attributable to Aimco per common share – basic and diluted	$(0.17)	$0.01	$0.14	$2.26

Weighted average common shares outstanding – basic	148,544	148,434	148,532	147,474
Weighted average common shares outstanding – diluted	148,544	148,636	148,628	147,692

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(24,815)	$3,970	$27,366	$365,261
Unrealized losses on available for sale debt securities	(243)	(402)	(658)	(325)
Comprehensive (loss) income	(25,058)	3,568	26,708	364,936
Comprehensive income attributable to noncontrolling interests	(177)	(1,967)	(6,354)	(24,671)
Comprehensive (loss) income attributable to Aimco	$(25,235)	$1,601	$20,354	$340,265

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended September 30, 2020 and 2019

(In thousands)

(Unaudited)

	Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at June 30, 2019	148,827	$1,488	$3,498,629	$4,866	$(1,741,765)	$1,763,218	$(2,718)	$82,366	$1,842,866
Redemption of Aimco Operating Partnership units	57	1	2,820	—	—	2,821	—	(3,647)	(826)
Amortization of share-based compensation cost	—	—	1,163	—	—	1,163	—	795	1,958
Effect of changes in ownership for consolidated entities	—	—	(5,104)	—	—	(5,104)	2,315	2,789	—
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	4,911	—	4,911
Purchase of noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	(2,863)	—	(2,863)
Change in accumulated other comprehensive income	—	—	—	(378)	—	(378)	—	(24)	(402)
Net income	—	—	—	—	1,979	1,979	(58)	116	2,037
Common Stock dividends	—	—	—	—	(58,065)	(58,065)	—	—	(58,065)
Distributions to noncontrolling interests	—	—	—	—	—	—	(87)	(3,280)	(3,367)
Other, net	1	—	(175)	—	—	(175)	—	—	(175)
Balances at September 30, 2019	148,885	$1,489	$3,497,333	$4,488	$(1,797,851)	$1,705,459	$1,500	$79,115	$1,786,074

Balances at June 30, 2020	148,865	$1,489	$3,491,277	$3,807	$(1,798,561)	$1,698,012	$(3,190)	$79,414	$1,774,236
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	(484)	(484)
Amortization of share-based compensation cost	—	—	902	—	—	902	—	1,052	1,954
Effect of changes in ownership of consolidated entities	—	—	508,709	—	—	508,709	(61,356)	335	447,688
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	4,701	—	4,701
Change in accumulated other comprehensive income	—	—	—	(228)	—	(228)	—	(15)	(243)
Net loss	—	—	—	—	(25,007)	(25,007)	(31)	(1,341)	(26,379)
Common Stock dividends	—	—	—	—	(61,034)	(61,034)	—	—	(61,034)
Distributions to noncontrolling interests	—	—	—	—	—	—	(70)	(3,343)	(3,413)
Other, net	1	—	37	—	—	37	(266)	—	(229)
Balances at September 30, 2020	148,866	$1,489	$4,000,925	$3,579	$(1,884,602)	$2,121,391	$(60,212)	$75,618	$2,136,797

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2020 and 2019

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid- in Capital	Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2018	5,000	$125,000	144,623	$1,446	$3,515,686	$4,794	$(1,947,507)	$1,699,419	$(2,967)	$67,189	$1,763,641
Repurchases of Common Stock	—	—	(461)	(5)	(20,677)	—	—	(20,682)	—	—	(20,682)
Redemption of Preferred Stock	(5,000)	(125,000)	—	—	4,089	—	(4,089)	(125,000)	—	—	(125,000)
Issuance of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	3,034	3,034
Redemption of Aimco Operating Partnership units	—	—	127	2	6,242	—	—	6,244	—	(11,202)	(4,958)
Amortization of share-based compensation cost	—	—	22	—	4,795	—	—	4,795	—	2,387	7,182
Effect of changes in ownership for consolidated entities	—	—	—	—	(12,123)	—	—	(12,123)	3,357	8,766	—
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	—	—	4,911	—	4,911
Purchase of noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	—	—	(3,780)	—	(3,780)
Change in accumulated other comprehensive income	—	—	—	—	—	(306)	—	(306)	—	(19)	(325)
Net income	—	—	—	—	—	—	340,571	340,571	103	18,787	359,461
Common Stock dividends	—	—	—	—	—	—	(183,579)	(183,579)	—	—	(183,579)
Common Stock issued to Common Stockholders in special dividend	—	—	4,492	45	(561)	—	—	(516)	—	—	(516)
Preferred Stock dividends	—	—	—	—	—	—	(3,247)	(3,247)	—	—	(3,247)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(143)	(9,827)	(9,970)
Other, net	—	—	82	1	(118)	—	—	(117)	19	—	(98)
Balances at September 30, 2019	—	$—	148,885	$1,489	$3,497,333	$4,488	$(1,797,851)	$1,705,459	$1,500	$79,115	$1,786,074

Balances at December 31, 2019	—	$—	148,885	$1,489	$3,497,367	$4,195	$(1,722,402)	$1,780,649	$(3,296)	$83,442	$1,860,795
Repurchases of Common Stock	—	—	(234)	(2)	(10,002)	—	—	(10,004)	—	—	(10,004)
Redemption of Aimco Operating Partnership units	—	—	159	2	5,135	—	—	5,137	—	(6,876)	(1,739)
Amortization of share-based compensation cost	—	—	25	—	3,911	—	—	3,911	—	3,154	7,065
Effect of changes in ownership of consolidated entities	—	—	—	—	504,361	—	—	504,361	(61,320)	4,647	447,688
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	—	—	4,701	—	4,701
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	(277)	(277)	—	—	(277)
Change in accumulated other comprehensive income	—	—	—	—	—	(616)	—	(616)	—	(42)	(658)
Net income	—	—	—	—	—	—	20,970	20,970	194	1,134	22,298
Common Stock dividends	—	—	—	—	—	—	(182,893)	(182,893)	—	—	(182,893)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(178)	(9,841)	(10,019)
Other, net	—	—	31	—	153	—	—	153	(313)	—	(160)
Balances at September 30, 2020	—	$—	148,866	$1,489	$4,000,925	$3,579	$(1,884,602)	$2,121,391	$(60,212)	$75,618	$2,136,797

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,366	$365,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296,414	283,027
Gain on dispositions of real estate	(47,204)	(356,929)
Income tax benefit	(7,859)	(1,942)
Other adjustments	11,617	10,429
Net changes in operating assets and operating liabilities	(14,458)	(21,098)
Net cash provided by operating activities	265,876	278,748
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(98,573)	(131,613)
Capital expenditures	(272,269)	(292,749)
Proceeds from dispositions of real estate	36,869	422,463
Purchases of corporate assets	(13,539)	(14,825)
Other investing activities	(8,457)	719
Net cash used in investing activities	(355,969)	(16,005)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	608,756	667,965
Principal repayments on non-recourse property debt	(702,354)	(390,346)
Proceeds from term loan	350,000	—
Net repayments of revolving credit facility	(275,000)	(160,360)
Payment of debt issuance costs	(7,663)	(3,625)
Payment of debt extinguishment costs	(13,175)	(840)
Repurchases of Common Stock	(10,004)	(20,682)
Repurchases of Preferred Stock	—	(125,000)
Payment of dividends to holders of Common Stock	(183,003)	(183,319)
Payment of dividends to holders of Preferred Stock	—	(3,247)
Payment of distributions to noncontrolling interests	(15,863)	(16,320)
Redemptions of noncontrolling interests in the Aimco Operating Partnership	(19,355)	(5,071)
Contribution from noncontrolling interests in consolidated real estate partnerships	463,523	4,911
Purchases of noncontrolling interests in consolidated real estate partnerships	—	(3,780)
Other financing activities	(14,980)	(2,399)
Net cash provided by (used in) financing activities	180,882	(242,113)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	90,789	20,630
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	177,702	72,595
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$268,491	$93,225

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Buildings and improvements	$7,006,395	$6,868,543
Land	1,891,763	1,869,048
Total real estate	8,898,158	8,737,591
Accumulated depreciation	(2,858,174)	(2,718,284)
Net real estate	6,039,984	6,019,307
Cash and cash equivalents	228,368	142,902
Restricted cash	40,123	34,800
Mezzanine investment	300,326	280,258
Other assets	383,298	351,472
Assets held for sale	50,030	—
Total assets	$7,042,129	$6,828,739

LIABILITIES AND EQUITY
Non-recourse property debt, net	$4,058,295	$4,230,590
Term loan, net	348,502	—
Revolving credit facility borrowings	—	275,000
Total indebtedness	4,406,797	4,505,590
Accrued liabilities and other	356,538	360,574
Liabilities related to assets held for sale	58,177	—
Total liabilities	4,821,512	4,866,164

Redeemable preferred OP Units	79,449	97,064
Redeemable noncontrolling interests in consolidated real estate partnership	4,371	4,716
Commitments and contingencies (Note 4)
Partners’ capital:
General Partner and Special Limited Partner	2,121,391	1,780,649
Limited Partners	75,618	83,442
Partners’ capital attributable to the Aimco Operating Partnership	2,197,009	1,864,091
Noncontrolling interests in consolidated real estate partnerships	(60,212)	(3,296)
Total partners’ capital	2,136,797	1,860,795
Total liabilities and partners’ capital	$7,042,129	$6,828,739

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Rental and other property revenues	$215,455	$229,827	$658,815	$684,262

OPERATING EXPENSES
Property operating expenses	74,929	77,484	224,532	232,090
Depreciation and amortization	98,249	97,538	296,414	283,027
General and administrative expenses	8,118	10,595	27,922	31,922
Investment management expenses	2,819	1,581	5,124	4,319
Other expenses, net	17,571	4,002	23,452	12,759
Total operating expenses	201,686	191,200	577,444	564,117

Interest income	3,041	2,824	10,407	8,615
Interest expense	(50,519)	(42,011)	(140,657)	(122,961)
Gain on dispositions of real estate	—	1,146	47,204	356,929
Mezzanine investment income, net	6,870	—	20,553	—
Income from unconsolidated real estate partnerships	277	288	629	591
(Loss) income before income tax benefit	(26,562)	874	19,507	363,319
Income tax benefit	1,747	3,096	7,859	1,942
Net (loss) income	(24,815)	3,970	27,366	365,261
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	154	58	153	(103)
Net (loss) income attributable to the Aimco Operating Partnership	(24,661)	4,028	27,519	365,158
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(1,687)	(1,933)	(5,415)	(13,135)
Net (income) loss attributable to participating securities	(39)	43	(125)	(429)
Net (loss) income attributable to the Aimco Operating Partnership’s common unitholders	$(26,387)	$2,138	$21,979	$351,594
Net (loss) income attributable to the Aimco Operating Partnership per common unit – basic and diluted	$(0.17)	$0.01	$0.14	$2.26

Weighted-average common units outstanding – basic	156,508	156,618	156,559	155,644
Weighted-average common units outstanding – diluted	156,508	156,879	156,692	155,971

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(24,815)	$3,970	$27,366	$365,261
Unrealized losses on available for sale debt securities	(243)	(402)	(658)	(325)
Comprehensive (loss) income	(25,058)	3,568	26,708	364,936
Comprehensive loss (income) attributable to noncontrolling interests	154	58	153	(103)
Comprehensive (loss) income attributable to the Aimco Operating Partnership	$(24,904)	$3,626	$26,861	$364,833

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended September 30, 2020 and 2019

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at June 30, 2019	$1,763,218	$82,366	$1,845,584	$(2,718)	$1,842,866
Redemption of Aimco Operating Partnership units	2,821	(3,647)	(826)	—	(826)
Amortization of share-based compensation cost	1,163	795	1,958	—	1,958
Effect of changes in ownership of consolidated entities	(5,104)	2,789	(2,315)	2,315	—
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	4,911	4,911
Purchase of noncontrolling interest in consolidated real estate partnerships	—	—	—	(2,863)	(2,863)
Change in accumulated other comprehensive income	(378)	(24)	(402)	—	(402)
Net income	1,979	116	2,095	(58)	2,037
Distributions to common unitholders	(58,065)	(3,280)	(61,345)	—	(61,345)
Distributions paid to noncontrolling interests in consolidated real estate partnerships	—	—	—	(87)	(87)
Other, net	(175)	—	(175)	—	(175)
Balances at September 30, 2019	$1,705,459	$79,115	$1,784,574	$1,500	$1,786,074

Balances at June 30, 2020	$1,698,012	$79,414	$1,777,426	$(3,190)	$1,774,236
Redemption of Aimco Operating Partnership units	—	(484)	(484)	—	(484)
Amortization of share-based compensation cost	902	1,052	1,954	—	1,954
Effect of changes in ownership of consolidated entities	508,709	335	509,044	(61,356)	447,688
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	4,701	4,701
Change in accumulated other comprehensive income	(228)	(15)	(243)	—	(243)
Net loss	(25,007)	(1,341)	(26,348)	(31)	(26,379)
Distributions to common unitholders	(61,034)	(3,343)	(64,377)	—	(64,377)
Distributions to noncontrolling interests	—	—	—	(70)	(70)
Other, net	37	—	37	(266)	(229)
Balances at September 30, 2020	$2,121,391	$75,618	$2,197,009	$(60,212)	$2,136,797

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Nine Months Ended September 30, 2020 and 2019

(In thousands)

(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2018	$125,000	$1,574,419	$67,189	$1,766,608	$(2,967)	$1,763,641
Repurchases of common partnership units	—	(20,682)	—	(20,682)	—	(20,682)
Redemption of preferred units	(125,000)	—	—	(125,000)	—	(125,000)
Issuance of Aimco Operating Partnership units	—	—	3,034	3,034	—	3,034
Redemption of Aimco Operating Partnership units	—	6,244	(11,202)	(4,958)	—	(4,958)
Amortization of share-based compensation cost	—	4,795	2,387	7,182	—	7,182
Effect of changes in ownership of consolidated entities	—	(12,123)	8,766	(3,357)	3,357	—
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	4,911	4,911
Purchase of noncontrolling interest in consolidated real estate partnerships	—	—	—	—	(3,780)	(3,780)
Change in accumulated other comprehensive income	—	(306)	(19)	(325)	—	(325)
Net income	—	340,571	18,787	359,358	103	359,461
Distributions to common unitholders	—	(183,579)	(9,827)	(193,406)	—	(193,406)
Common partnership units issued to common unitholders in special distribution	—	(516)	—	(516)	—	(516)
Distributions to preferred unitholders	—	(3,247)	—	(3,247)	—	(3,247)
Distributions paid to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	(143)	(143)
Other, net	—	(117)	—	(117)	19	(98)
Balances at September 30, 2019	$—	$1,705,459	$79,115	$1,784,574	$1,500	$1,786,074

Balances at December 31, 2019	$—	$1,780,649	$83,442	$1,864,091	$(3,296)	$1,860,795
Repurchases of common partnership units	—	(10,004)	—	(10,004)	—	(10,004)
Redemption of Aimco Operating Partnership units	—	5,137	(6,876)	(1,739)	—	(1,739)
Amortization of share-based compensation cost	—	3,911	3,154	7,065	—	7,065
Effect of changes in ownership of consolidated entities	—	504,361	4,647	509,008	(61,320)	447,688
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	4,701	4,701
Cumulative effect of a change in accounting principle	—	(277)	—	(277)	—	(277)
Change in accumulated other comprehensive income	—	(616)	(42)	(658)	—	(658)
Net income	—	20,970	1,134	22,104	194	22,298
Distributions to common unitholders	—	(182,893)	(9,841)	(192,734)	—	(192,734)
Distributions to noncontrolling interests	—	—	—	—	(178)	(178)
Other, net	—	153	—	153	(313)	(160)
Balances at September 30, 2020	$—	$2,121,391	$75,618	$2,197,009	$(60,212)	$2,136,797

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,366	$365,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296,414	283,027
Gain on dispositions of real estate	(47,204)	(356,929)
Income tax benefit	(7,859)	(1,942)
Other adjustments	11,617	10,429
Net changes in operating assets and operating liabilities	(14,458)	(21,098)
Net cash provided by operating activities	265,876	278,748
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(98,573)	(131,613)
Capital expenditures	(272,269)	(292,749)
Proceeds from dispositions of real estate	36,869	422,463
Purchases of corporate assets	(13,539)	(14,825)
Other investing activities	(8,457)	719
Net cash used in investing activities	(355,969)	(16,005)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	608,756	667,965
Principal repayments on non-recourse property debt	(702,354)	(390,346)
Proceeds from term loan	350,000	—
Net repayments of revolving credit facility	(275,000)	(160,360)
Payment of debt issuance costs	(7,663)	(3,625)
Payment of debt extinguishment costs	(13,175)	(840)
Repurchases of common partnership units held by General Partner and Special Limited Partner	(10,004)	(20,682)
Redemption of preferred units from Aimco	—	(125,000)
Payment of distributions to General Partner and Special Limited Partner	(183,003)	(183,319)
Payment of distributions to Limited Partners	(10,136)	(10,211)
Payment of distributions to preferred OP Units	(5,415)	(9,047)
Payment of distributions to noncontrolling interests	(312)	(309)
Redemption of common and preferred OP Units	(19,355)	(5,071)
Contributions from noncontrolling interests in consolidated real estate partnerships	463,523	4,911
Purchases of noncontrolling interests in consolidated real estate partnerships	—	(3,780)
Other financing activities	(14,980)	(2,399)
Net cash provided by (used in) financing activities	180,882	(242,113)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	90,789	20,630
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	177,702	72,595
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$268,491	$93,225

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, holds a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as preferred partnership units, which we refer to as preferred OP Units. As of September 30, 2020, after elimination of units held by consolidated subsidiaries, the Aimco Operating Partnership had 159,182,513 common OP Units outstanding. As of September 30, 2020, Aimco owned 148,865,947 of the common OP Units of the Aimco Operating Partnership and Aimco had an equal number of shares of its Class A Common Stock outstanding, which we refer to as Common Stock. Aimco’s ownership of the total common OP units outstanding represents a 93.5% legal interest in the Aimco Operating Partnership and a 94.9% economic interest.

Except as the context otherwise requires, “we,” “our,” and “us” refer to Aimco, the Aimco Operating Partnership, and their consolidated subsidiaries, collectively.

We own and operate a portfolio of apartment communities, diversified by both geography and price point, in 17 states and the District of Columbia. As of September 30, 2020, our portfolio included 126 apartment communities with 33,209 apartment homes in which we held an average ownership of approximately 95%. We consolidated 122 of these apartment communities with 33,067 apartment homes.

On September 14, 2020, we announced a Board-led plan, informed by active and regular engagement with shareholders, to reduce financial risk and execution risk, and to increase shareholder value by division of our business between two public entities. The first, with approximately 90% of our estimated fair value, will be known as Apartment Income REIT, or AIR. The second entity, with 10% of our estimated fair value, will be known as Aimco, or sometimes for clarity, as “new” Aimco, and is expected to hold the non-traditional assets, specified below. Separation costs for the three and nine months ended September 30, 2020, totaled $11.9 million and $12.6 million, respectively, are reflected in other expenses, net on our condensed consolidated statement of operations.

Following the completion of the separation, we expect to retain the redevelopment and development business, 25 consolidated communities including 16 multi-family communities securing a $534 million note payable due to AIR, and four non-100% owned communities that we do not consolidate. In addition, we expect to hold non-traditional assets such as other investments including 1001 Brickell Bay Tower and our loan to, and equity option in, the partnership that owns Parkmerced Apartments.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Redeemable Preferred OP Units

As described in Note 5, the preferred OP Units may be redeemed at the holder’s option and are therefore presented within temporary equity in Aimco’s condensed consolidated balance sheets and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets. The following table presents a reconciliation of the Aimco Operating Partnership’s preferred OP Units from December 31, 2019, to September 30, 2020 (in thousands):

Balance at December 31, 2019	$97,064
Preferred distributions	(5,415)
Redemption of preferred units	(17,615)
Net income	5,415
Balance at September 30, 2020	$79,449

The Aimco Operating Partnership has outstanding various classes of redeemable preferred OP Units. As of September 30, 2020 and December 31, 2019, the Aimco Operating Partnership had 2,938,802 and 3,643,399 redeemable preferred OP Units, respectively, issued and outstanding. Distributions per annum range from 1.92% to 8.75% per class and $0.48 to $8.00 per unit.

Revenue from Leases

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements. For the three and nine months ended September 30, 2020 and 2019, our total lease income was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed lease income	$200,295	$213,945	$619,447	$639,359
Variable lease income	14,578	15,005	40,842	42,814
Straight-line rent write-off (1)	—	—	(2,927)	—
Total lease income	$214,873	$228,950	$657,362	$682,173
(1)

We monitor the collectability of all unpaid rent amounts. The onset of COVID-19 and the anticipated economic slowdown resulted in a $2.9 million write-off of accrued straight-line rent during the nine months ended September 30, 2020. Additionally, we wrote-off the related deferred leasing costs of $2.4 million during the nine months ended September 30, 2020. The write-offs of deferred leasing costs are recorded in depreciation and amortization in our condensed consolidated statements of operations.

In response to the economic effects of the COVID-19 pandemic and governmental lockdown, many jurisdictions where our communities are located have enacted protections for residents and commercial tenants, including government-mandated rent deferrals, rent freezes, repayment extensions, fee abatement measures or concessions, and prohibitions on lease terminations or evictions for tenants. Some states and municipalities are also implementing rental assistance programs and encouraging landlord-tenant negotiations.

On April 10, 2020, the Financial Accounting Standards Board, or FASB, issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions, including deferrals or reductions of future lease payments. Consequently, in accordance with the Staff Q&A issued by the FASB, we may elect to record rent relief when granted rather than over the remaining term of the lease. Our residential tenants represent approximately 97% of revenue and our commercial tenants represent approximately 3% of revenue for the three months ended September 30, 2020. For the three and nine months ended September 30, 2020, we granted to commercial tenants $0.6 million and $1.0 million in rent relief, respectively, and elected to record these as a reduction of variable lease income in the table above.

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

Note 3 — Significant Transactions

Joint Venture Transaction

On September 8, 2020, we formed a joint venture with a passive institutional investor, to own a portfolio of 12 multi-family apartment communities with 4,051 homes located in California. The communities included in the joint venture were valued at $2.4 billion, or approximately $592,000 per apartment home. The joint venture has existing property debt of $1.22 billion and an implied equity value of $1.18 billion. In exchange for a 39% interest subject to $475 million of property debt, we received $461 million. We retain ownership of 61% of the joint venture and will control and operate the communities in exchange for property and asset management fees.

We evaluated the joint venture and concluded that we will continue to consolidate these communities. The difference between the consideration received and the carrying value of the interest sold was recognized in additional paid-in capital.

Acquisition of Hamilton on the Bay

On August 25, 2020, we acquired Hamilton on the Bay, an apartment community and an adjacent land parcel located in Miami, Florida. Summarized information regarding this acquisition is set forth in the table below (dollars in thousands):

Number of apartment homes	271
Purchase price	$89,600
Capitalized transaction costs	2,506
Total consideration	$92,106
Consideration allocated to land	$56,251
Consideration allocated to building and improvements	34,645
Consideration allocated to intangible assets (1)	1,506
Consideration allocated to below-market lease liabilities (2)	(296)
Total consideration	$92,106
(1)	Intangible assets include in-place leases and leasing costs with a weighted-average term of 0.5 years.
(2)	Below-market leases have a weighted-average term of 0.8 years.

Dispositions of Apartment Communities

During the three months ended September 30, 2020 and 2019, no apartment communities were sold. During the nine months ended September 30, 2020 and 2019, we sold one apartment community with 219 apartment homes for a gain on disposition of $47.2 million and sold eight apartment communities with 2,605 apartment homes for a gain on dispositions of $356.9 million, respectively. The apartment communities sold were in lower-rated locations within our primary markets and had average revenues per apartment home significantly below those of our retained portfolio.

From time to time we may be marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period we evaluate whether such communities meet the criteria to be classified as held for sale. As of September 30, 2020, we classified a 266-apartment home community as held for sale that is expected to be sold for gross proceeds of approximately $126 million later in 2020.

Term Loan

On April 20, 2020, we secured a $350.0 million term loan. The loan matures on April 20, 2021, includes a one-year extension option, and currently bears interest at a 30-day LIBOR plus 1.85%, with a 50-basis point LIBOR floor. Proceeds from the loan were used primarily to repay borrowings on our revolving credit facility.

Life Science Developer Investment

During the three months ended September 30, 2020, we made a $50 million commitment to IQHQ, a privately-held life-sciences real estate development company. In addition, we gained the right to collaborate with IQHQ on any multifamily component at its future development sites.

Note 4 — Commitments and Contingencies

Commitments

In connection with our redevelopment, development, and other capital additions activities, we have entered into various construction-related contracts and we have made commitments to complete redevelopment and development of certain apartment communities, pursuant to financing or other arrangements. As of September 30, 2020, our commitments related to these capital activities totaled approximately $184 million, most of which we expect to incur during the next 12 months.

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

We are engaged in discussions with the Environmental Protection Agency, or EPA, regarding contaminated groundwater near an Indiana apartment community that has not been owned by us since 2008. The contamination allegedly derives from a dry cleaner that operated on our former property, prior to our ownership. We undertook a voluntary remediation of the dry cleaner contamination under state oversight. In 2016, EPA listed our former community and a number of residential communities in the vicinity on the National Priorities List, or NPL (i.e., as a Superfund site). In May 2018, we prevailed on our federal judicial appeal vacating the Superfund listing. We continue to work with EPA to formulate an agreed order to reimburse EPA costs and finish clean up of the site outside the Superfund program. Although the outcome of this process is uncertain, we do not expect the resolution to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of September 30, 2020, are immaterial to our consolidated financial condition, results of operations, and cash flows.

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

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the three and nine months ended September 30, 2020 and 2019, are as follows (in thousands, except per share and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings per share
Numerator:
Basic and dilutive net (loss) income attributable to Aimco common stockholders	$(25,046)	$2,003	$20,845	$332,805

Denominator – shares:
Basic weighted-average Common Stock outstanding	148,544	148,434	148,532	147,474
Dilutive share equivalents outstanding	—	202	96	218
Dilutive weighted-average Common Stock outstanding	148,544	148,636	148,628	147,692

Earnings per share – basic and diluted	$(0.17)	$0.01	$0.14	$2.26

Non-dilutive share equivalents outstanding	9,007	—	8,337	—

Earnings per unit
Numerator:
Basic and dilutive net (loss) income attributable to the Aimco Operating Partnership's common unitholders	$(26,387)	$2,138	$21,979	$351,594

Denominator – units
Basic weighted-average common partnership units outstanding	156,508	156,618	156,559	155,644
Dilutive partnership unit equivalents outstanding	—	261	133	327
Dilutive weighted-average common partnership units outstanding	156,508	156,879	156,692	155,971

Earnings per unit – basic and diluted	$(0.17)	$0.01	$0.14	$2.26

Non-dilutive partnership unit equivalents outstanding	2,220	—	1,596	—

The Aimco Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The Aimco Operating Partnership may redeem these units for cash, or at its option, shares of Common Stock. As of September 30, 2020, these preferred OP Units were potentially redeemable for approximately 2.4 million shares of Common Stock (based on the period end market price), or cash. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations for the periods presented above, and we expect to exclude them in future periods.

Dividends and distributions paid during the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dividends and distributions paid	$0.41	$0.39	$1.23	$2.80

In the first quarter of 2019, the Board of Directors authorized a special dividend and special distribution of $2.02, which is included in the $2.80 in the table above. The special dividend and distribution in the first quarter of 2019 consisted of the below (in millions):

Aimco Special Dividend:
Cash	$67.1
Shares of Common Stock	4.5
Cash paid in lieu of issuing fractional shares	$0.4

Aimco Operating Partnership Special Distribution:
Cash	$72.7
Common partnership units	4.8
Cash paid in lieu of issuing fractional units	$0.4

In connection with the 2019 special dividend and distribution, the Board of Directors authorized a reverse stock split during the three months ended March 31, 2019. The reverse split combined every 1.03119 common shares and common partnership units into one common share or common partnership unit and was intended to neutralize the dilutive impact of the shares and units issued in the special dividend and distribution. As a result, the number of shares and units outstanding after the dividend/distribution and reverse split was unchanged from the number outstanding immediately prior to the two actions.

Note 6 — Fair Value Measurements

Recurring Fair Value Measurements

We measure at fair value on a recurring basis our investments in the securitization trust that holds certain of our property debt, which we classify as AFS debt securities. These investments are presented within other assets in the condensed consolidated balance sheets. We hold several positions in the securitization trust that pay interest currently and we also hold the first loss position in the securitization trust, which accrues interest over the term of the investment. These investments were acquired at a discount to face value and we are accreting the discount to the $100.9 million face value of the investments through interest income using the effective interest method over the remaining expected term of the investments, which as of September 30, 2020, was approximately 0.8 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $95.3 million and $90.0 million as of September 30, 2020, and December 31, 2019, respectively.

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

During the nine months ended September 30, 2020, we paid an upfront premium of $12.1 million for the option to enter into an interest rate swap at a future date. This interest rate option, or swaption, provides partial protection against our refinancing interest rate risk and is intended to mitigate interest rate increases between now and 2024. We receive a cash settlement in the future if the prevailing interest rate is higher than the 1.68% strike price. The amount of future cash settlement is limited if the prevailing interest rate exceeds 2.78%. Alternatively, if interest rates were to decrease below the specified strike price, we would not receive a cash settlement.

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

The following table summarizes fair value for our AFS debt securities and our interest rate option (in thousands):

	As of September 30, 2020				As of December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
AFS debt securities	$98,874	$—	$98,874	$—	$94,251	$—	$94,251	$—
Interest rate option	10,026	—	10,026	—	—	—	—	—

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their fair value as of September 30, 2020, and December 31, 2019, due to their relatively short-term nature and high probability of realization. The carrying amounts of notes receivable, the term loan, and the revolving credit facility also approximated their estimated fair value as of September 30, 2020, and December 31, 2019. We estimate the fair value of our non-recourse property debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality, and loan to value ratios on similarly encumbered apartment communities within our portfolio. We classify the fair value of our non-recourse property debt within Level 2 of the GAAP fair value hierarchy based on the significance of certain of the unobservable inputs used to estimate its fair value.

The following table summarizes carrying value and fair value for our non-recourse property debt (in thousands):

	As of September 30, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$4,079,251	$4,206,702	$4,251,339	$4,298,630

Note 7 — Variable Interest Entities

Consolidated Entities

Aimco consolidates the Aimco Operating Partnership, a VIE of which Aimco is the primary beneficiary. Aimco, through the Aimco Operating Partnership, consolidates all VIEs for which it is the primary beneficiary. Substantially all of the assets and liabilities of Aimco are that of the Aimco Operating Partnership.

All of the VIEs the Aimco Operating Partnership consolidates own interests in one or more apartment communities and are typically structured to generate a return for their partners through the operation and ultimate sale of the communities. The Aimco Operating Partnership is the primary beneficiary in the limited partnerships in which it is the sole decision maker and has a substantial economic interest. The table below summarizes apartment community information regarding VIEs consolidated by the Aimco Operating Partnership, excluding 1001 Brickell Bay Drive as it is not an apartment community:

	September 30, 2020	December 31, 2019
VIEs with interests in apartment communities	6	6
Apartment communities owned by VIEs	17	6
Apartment homes in communities owned by VIEs	5,409	2,056

Assets of the Aimco Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the Aimco Operating Partnership. Assets and liabilities of VIEs, excluding those of the Aimco Operating Partnership, are summarized in the table below (in thousands):

	September 30, 2020	December 31, 2019
Assets (1)
Net real estate	$1,424,820	$501,272
Cash and cash equivalents	15,908	11,600
Restricted cash	8,648	2,063
Other assets	38,815	40,459
Liabilities (1)
Non-recourse property debt, net, secured by Aimco communities	1,284,252	175,842
Deferred tax liability	136,968	147,722
Accrued liabilities and other	42,845	36,107
(1)

VIEs as of September 30, 2020 and December 31, 2019, include one VIE that owns an interest in 1001 Brickell Bay Drive. Assets and liabilities include those of the VIE, but it is not included in the apartment counts above as it is not an apartment community.

Unconsolidated Entities

We have an interest in a partnership that owns Parkmerced Apartments, which meets the definition of a VIE. However, we are not the primary beneficiary and do not consolidate this partnership. We loaned $275.0 million to the partnership, which accrues interest at 10% per annum with a five-year term and the right to extend for a second five-year term. Our investment balance of $300.3 million, reflected in mezzanine investment in our condensed consolidated balance sheets, consists primarily of notes receivable and represents our maximum exposure to loss in this VIE.

Note 8 — Business Segments

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

As of September 30, 2020, our Same Store segment included 93 consolidated apartment communities with 27,610 apartment homes; our Redevelopment and Development segment included eight consolidated communities with 2,521 homes; and our Acquisition and Other Real Estate segment included 20 communities with 2,670 homes and one office building.

The following tables present the rental and other property revenues, property operating expenses, proportionate property net operating income, and income before income tax benefit (expense) of our segments on a proportionate basis, excluding amounts related to communities sold or held for sale and our proportionate share of four apartment communities with 142 apartment homes that we neither manage nor consolidate, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Same Store	Redevelopment and Development	Acquisition and Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended September 30, 2020:
Rental and other property revenues	$171,033	$12,498	$17,311	$12,531	$2,082	$215,455
Property operating expenses	49,146	4,919	7,103	9,706	4,055	74,929
Other operating expenses not allocated to segments (3)	—	—	—	—	126,757	126,757
Total operating expenses	49,146	4,919	7,103	9,706	130,812	201,686
Proportionate property net operating income (loss)	121,887	7,579	10,208	2,825	(128,730)	13,769
Other items included in income before income tax benefit (4)	—	—	—	—	(40,331)	(40,331)
Income (loss) before income tax benefit	$121,887	$7,579	$10,208	$2,825	$(169,061)	$(26,562)

	Same Store	Redevelopment and Development	Acquisition and Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended September 30, 2019:
Rental and other property revenues	$183,552	$11,131	$18,670	$8,390	$8,084	$229,827
Property operating expenses	50,424	4,484	6,862	7,790	7,924	77,484
Other operating expenses not allocated to segments (3)	—	—	—	—	113,716	113,716
Total operating expenses	50,424	4,484	6,862	7,790	121,640	191,200
Proportionate property net operating income (loss)	133,128	6,647	11,808	600	(113,556)	38,627
Other items included in income before income tax benefit (4)	—	—	—	—	(37,753)	(37,753)
Income (loss) before income tax benefit	$133,128	$6,647	$11,808	$600	$(151,309)	$874

	Same Store	Redevelopment and Development	Acquisition and Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Nine months ended September 30, 2020:
Rental and other property revenues	$534,395	$36,001	$53,485	$29,668	$5,266	$658,815
Property operating expenses	145,259	14,636	20,045	25,617	18,975	224,532
Other operating expenses not allocated to segments (3)	—	—	—	—	352,912	352,912
Total operating expenses	145,259	14,636	20,045	25,617	371,887	577,444
Proportionate property net operating income (loss)	389,136	21,365	33,440	4,051	(366,621)	81,371
Other items included in income before income tax benefit (4)	—	—	—	—	(61,864)	(61,864)
Income (loss) before income tax benefit	$389,136	$21,365	$33,440	$4,051	$(428,485)	$19,507

	Same Store	Redevelopment and Development	Acquisition and Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Nine months ended September 30, 2019:
Rental and other property revenues	$542,624	$37,839	$46,881	$24,389	$32,529	$684,262
Property operating expenses	146,895	14,736	17,403	22,704	30,352	232,090
Other operating expenses not allocated to segments (3)	—	—	—	—	332,027	332,027
Total operating expenses	146,895	14,736	17,403	22,704	362,379	564,117
Proportionate property net operating income (loss)	395,729	23,103	29,478	1,685	(329,850)	120,145
Other items included in income before income tax benefit (4)	—	—	—	—	243,174	243,174
Income (loss) before income tax benefit	$395,729	$23,103	$29,478	$1,685	$(86,676)	$363,319
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

(2)

Includes the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any. Also includes property management expenses and casualty gains and losses, which are included in consolidated property operating expenses and are not part of our segment performance measure. The write-off of straight-line rent receivables, recognized due to the impact of COVID-19 and the resulting economic impact on our commercial tenants, are included in consolidated rental and property revenues and are not included in our measurement of segment performance for the three and nine months ended September 30, 2020.

(3)

Includes depreciation and amortization, general and administrative expenses, and other operating expenses, which may include provision for real estate impairment loss and write-offs of deferred leasing commissions, which are not included in our measure of segment performance.

(4)	Includes gain on dispositions of real estate, mezzanine investment income, income from unconsolidated communities, interest income, and interest expense.

The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	September 30, 2020	December 31, 2019
Same Store	$4,491,989	$4,618,108
Redevelopment and Development	859,214	716,750
Acquisition and Other Real Estate	881,824	803,777
Corporate and other assets (1)	809,102	690,104
Total consolidated assets	$7,042,129	$6,828,739
(1)	Includes the assets not allocated to our segments, primarily corporate assets, our mezzanine investment, and assets of communities sold or held for sale as of September 30, 2020.

For the nine months ended September 30, 2020 and 2019, capital additions related to our segments were as follows (in thousands):

	2020	2019
Same Store	$73,681	$130,967
Redevelopment and Development	168,247	144,210
Acquisition and Other Real Estate	18,796	25,160
Total capital additions	$260,724	$300,337

Note 9 – Subsequent Events

On October 21, 2020, our Board of Directors declared a $8.20 special dividend in the form of cash and stock. The special dividend includes the next two quarterly cash dividends, or $0.82 per share in the aggregate, accelerating the payment of the regular dividend expected in February of 2021. Additionally, shareholders in the aggregate will receive $7.38 per share in stock. The dividend will be payable to shareholders of record on the close of business on November 4, 2020, with shareholders having the opportunity to elect to receive the special dividend in the form of all stock or prorated cash and stock, and will be paid on November 30, 2020, after trading hours. The number of shares distributed in the special dividend will be determined by the volume weighted average price (“VWAP”) of our shares during the 10-trading day period ending on November 24, 2020.

In order to neutralize the dilutive impact of the stock issued in the special dividend, our Board also authorized a reverse stock split, effective on November 30, 2020, immediately following the special dividend. As a result, total shares outstanding following completion of both the special dividend and the reverse stock split are expected to be unchanged from the total shares outstanding immediately prior to the dividend. Some stockholders may have more shares and some may have fewer based on their individual elections. The reverse split will ensure comparability of per share results before and after these transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding: the separation of Aimco into two entities (“the Separate Entities”), including our portfolio composition and relationship between the Separate Entities following the separation and the anticipated timing, structure and costs and benefits of the separation; the payment of dividends and distributions in the future; the impact of the COVID-19 pandemic, including on our ability to maintain current or meet projected occupancy, rental rate and property operating results; the effect of acquisitions, dispositions, redevelopments, and developments; our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our redevelopment and development investments; expectations regarding sales of our apartment communities and the use of proceeds thereof; the availability and cost of corporate debt; and our ability to comply with debt covenants, including financial coverage ratios.

These forward-looking statements are based on management’s judgment as of this date, which is subject to risks and uncertainties. Risks and uncertainties that could cause actual results to differ materially from our expectations include, but are not limited to: whether or not Aimco completes the separation on the anticipated terms, timeline, or at all; the effects of the coronavirus pandemic on Aimco’s business and on the global and U.S. economies generally, and the ongoing, dynamic and uncertain nature and duration of the pandemic, all of which heightens the impact of the other risks and factors described herein, and the impact on entities in which Aimco holds a partial interest, including its interest in the partnership that owns Parkmerced Apartments, and the impact of the lockdown on Aimco’s residents, commercial tenants, and operations; real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location and quality of competitive new housing supply; the timing and effects of acquisitions, dispositions, redevelopments and developments; changes in operating costs, including energy costs; negative economic conditions in our geographies of operation; loss of key personnel; ability to maintain current or meet projected occupancy, rental rate and property operating results; ability to meet budgeted costs and timelines, and, if applicable, achieve budgeted rental rates related to redevelopment and development investments; expectations regarding sales of apartment communities and the use of proceeds thereof; the ability to successfully operate as two separate companies each with more narrowed focus; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; financing risks, including the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by Aimco; the relationship between the Separate Entities after the consummation of the separation; the ability and willingness of the Separate Entities and their subsidiaries to meet and/or perform their obligations under any contractual arrangements that are entered into among the parties in connection with the separation and any of their obligations to indemnify, defend and hold the other party harmless from and against various claims, litigation and liabilities; and the ability to achieve some or all the benefits that we expect to achieve from the business separation; and such other risks and uncertainties described from time to time in filings by Aimco or the Separate Entities with the Securities and Exchange Commission.

In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and depends on our ability to meet the various requirements imposed by the Code, through actual operating results, distribution levels and diversity of stock ownership.

Readers should carefully review our financial statements and the notes thereto, as well as Item 1A. Risk Factors in Part II of this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
Readers should also carefully review the section entitled “Risk Factors” described in Item 1A of Apartment Investment and Management Company’s and AIMCO Properties, L.P.’s combined Annual Report on Form 10-K for the year ended December 31, 2019, and the other documents we file from time to time with the Securities and Exchange Commission. Readers should also carefully review the “Risk Factors” section of the registration statements relating to the business separation, which are expected to be filed with the Securities and Exchange Commission. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements.

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

On September 14, 2020, we announced a Board-led plan, informed by active and regular engagement with shareholders, to reduce financial risk and execution risk, and to increase FFO per share by division of the business between two public entities. The first with 90% of our estimated fair value will be known as Apartment Income REIT or “AIR”. It will own only stabilized apartment communities, eliminating vacancy loss during redevelopment and allowing substantial reduction in execution risk and offsite costs. The second entity with 10% of our estimated fair value will be known as Aimco, or sometimes for clarity, as “new” Aimco. It expects to hold the non-traditional assets, such as the Parkmerced loan and the Brickell land assembly. New Aimco will continue and seek to grow the development and redevelopment business, including collaboration with IQHQ on multifamily opportunities, and it will complete the redevelopment projects now underway or about to be started. After a defined transition period, the two businesses will be wholly separate. From the start, each will have separate boards of directors and separate management teams. The separation has been structured to refresh the tax basis of the properties to be held by AIR, eliminating or reducing the need for future stock dividends. Shareholders will own the same assets before and after the separation transaction but will gain the opportunity to make individual allocations between the two businesses.

Impacts of COVID-19 and Governmental Lockdown

The impact of the COVID-19 pandemic and governmental lockdown continued into the third quarter of 2020. As discussed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, we formed a cross-functional committee that meets weekly to adjust to the changing conditions in order to keep our team and our residents safe. We continued our commitment to employees by allowing flexible work arrangements, undertook to pay all costs associated with COVID-19 testing and treatment, kept our team intact without layoffs or pay cuts, and continued clear and frequent communication. Utilizing our previous investment in technology and artificial intelligence, paired with policies providing flexibility, our team continued to lease apartments and fulfill service requests in a safe environment for both the team and our residents.

Our top priority is the health and safety of our residents and teammates. Accordingly, we implemented enhanced cleaning procedures as well as physical distancing and remote working guidelines at our communities and corporate offices. Additionally, seeing residents as individuals, each impacted differently by the pandemic and lockdown, our teammates have undertaken to speak to every resident in need, to listen, and to help each to solve his or her problems. We also seek to assist the communities where our residents and employees live and work.

During the three and nine months ended September 30, 2020 we estimate that, in addition to decreased occupancy and lower rental rates, we incurred $9.5 million and $22.6 million of incremental costs, respectively. The table below provides additional detail (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
Incremental bad debt expense	$3.7	$0.02	$6.2	$0.04
Lower commercial revenue	2.2	0.01	3.7	0.02
Lower other income, due to local restrictions on charging late fees	0.4	—	1.0	0.01
Other COVID-related amounts	0.2	—	1.0	0.01
Property Level Impact	$6.5	$0.03	$11.9	$0.08
Net incremental interest expense	2.8	0.02	5.4	0.04
Write-off of commercial straight-line rent receivables	—	—	2.9	0.02
FFO Impact	$9.3	$0.05	$20.2	$0.14
Deferred broker commissions	0.2	—	2.4	0.02
Total AFFO Impact	$9.5	$0.05	$22.6	$0.16

Residential Rent Collection Update

In response to the economic effects of the COVID-19 pandemic and governmental lockdown, most jurisdictions where our communities are located have enacted protections for residents and commercial tenants, including government-mandated rent deferrals, rent freezes, repayment extensions, fee abatement measures or concessions, and prohibitions on lease terminations or evictions for tenants. Some states and municipalities are also implementing rental assistance programs and encouraging landlord-tenant negotiations.

We measure residential rent collection as the amount of payments received as a percentage of all residential amounts owed. The table below represents the percentage of residential billed amounts for the three months ended June 30, 2020 and September 30, 2020.

	Three months ended		2020
	June 30, 2020	September 30, 2020	July	August	September
Payments received during the period	95.3%	95.6%	95.8%	95.3%	95.7%
Payments received after period close	2.4%	1.1%	1.5%	1.2%	0.7%
Total payments received as of October 23, 2020	97.7%	96.7%	97.3%	96.5%	96.4%

During the three months ended September 30, 2020, we recognized 98.1% of all residential revenue, treating the balance of 1.9% as bad debt. Of the 98.1% of residential revenue recognized, we collected in cash all but 140 basis points. The amounts uncollected and not reserved as bad debt include balances collateralized by security deposits, of approximately 60 basis points, and those considered collectable based on our review of individual customers’ credit, of approximately 80 basis points, or $1.6 million.

Of the 190 basis points of bad debt the majority, or approximately 130 basis points, is attributed to residents who have not paid April and subsequent rents. Prior to the enactment of restrictive city ordinances and closed court houses, these residents would have paid rent or faced eviction in ordinary course. The remaining amount, approximately 60 basis points, is attributed to non-payment of rent and other charges as might be expected in a difficult economy. The bad debt associated with this latter category started to slow in August and has declined in each subsequent month. Looking forward, we expect the decline to continue until reaching a more normal level of approximately 30 basis points in 2021. We also expect the emergency ordinances that allow residents to live rent free to unwind providing the opportunity to re-rent these apartments to rent-paying residents.

October rent collections have been consistent with September collections at the same day of the month.

Results for the Three Months Ended September 30, 2020

The results from the execution of our business plan during the three months ended September 30, 2020, are further described below.

Operations

We own and operate a portfolio of apartment communities, diversified by both geography and price point. As of September 30, 2020, our portfolio included 126 apartment communities with 33,209 apartment homes in which we held an average ownership of approximately 95%.

Aimco’s Same Store portfolio includes 93 apartment communities with 27,610 apartment homes. Same Store highlights for the third quarter include:

•	Average revenue per home decreased approximately 200 basis points year-over-year due to an approximate 30 basis point year-over-year decrease in rental rates;
•	Average daily occupancy of 93.9%, a year-over-year decline of approximately 280 basis points due primarily to reduced demand resulting from COVID-19 and the governmental lockdown; and
•	Elevated bad debt expense, resulting in a 140-basis point decline to same-store revenues, due primarily to COVID-19 and the governmental lockdown.

Aimco’s third quarter Same Store revenue declined 5%. Our portfolio is intentionally diversified by geography and price point, it is also diversified with a mix of urban and suburban communities. Revenue growth for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, differed significantly based on geography and the density of the area surrounding the community.

Suburban properties include 19,083 units, or approximately 70% of our Same Store portfolio. In these communities ADO was 95.7%, turnover was 39.6%, blended rates were near flat, and residential net rental income was up 0.6%.

Urban markets include 8,527 units of our Same Store portfolio. In these communities ADO was 89.5%, turnover was 47.0%, blended rates were down 6.7%, and residential net rental income was down 7.1%.

Specifically, in Center City and University City Philadelphia, our communities have faced a sharp decline in demand from local universities announcing virtual learning for the fall semester; fewer workers in downtown office buildings, including both Comcast towers, due to work from home policies; and disruption to leasing activity from social unrest.

In Mid-Wilshire and West Los Angeles, bad debt has been elevated due to local regulations which have the effect of permitting residents to live rent-free. Demand from the recovering entertainment industry is returning and leasing pace was up 44% year-over-year in the third quarter.

On the San Francisco Peninsula in Northern California, work from home policies at major tech companies disrupted demand in San Mateo and Redwood City. The Pacifica neighborhood was impacted but has stabilized and our communities in San Jose, Marin County, and the East Bay have performed well.

Our focus on efficient operations through productivity initiatives such as centralization of administrative tasks, optimization of economies of scale at the corporate level, and increased automation has helped us control operating expenses. These and other innovations contributed to a growth rate in Same Store controllable operating expense, which we define as property expenses less taxes, insurance, and utility expenses, compounding for the 12 years ended December 31, 2019, at an annual rate of negative 0.2%. During the three months ended September 30, 2020, Same Store controllable operating expenses for the portfolio increased 0.3% compared to the three months ended September 30, 2019.

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

During the three months ended September 30, 2020, we invested $56.7 million in redevelopment and development. We continued five long-cycle redevelopment and development projects already under construction, including the full redevelopment of the North Tower at Flamingo Point and 707 Leahy; and ground-up construction at The Fremont on the Anschutz Medical Campus; Eldridge Townhomes; and Prism. Our estimated cost to complete these projects is $109.9 million, an amount readily funded from our liquidity.

We have continued construction on two resumed short-cycle redevelopments at Bay Parc and the Center Tower at Flamingo Point. Our estimated cost to complete these projects is $9.6 million.

The following table summarizes our significant redevelopment and development communities as of September 30, 2020 (dollars in millions):

	Location	Homes Approved for Redevelopment	Homes Completed	Homes Leased	Total Planned Investment (1)	Investment to Date	Expected Initial Occupancy (2)	Expected NOI Stabilization (2) (3)
Short-cycle:
Bay Parc	Miami, FL	90	75	69	$27.7	$26.6	N/A	N/A
Flamingo Point Center Tower	Miami Beach, FL	58	18	20	16.0	7.5	N/A	N/A
Long-cycle:
707 Leahy (4)	Redwood City, CA	110	60	53	26.5	25.2	1Q 2020	2Q 2022
Eldridge Townhomes (5)	Elmhurst, IL	58	54	57	35.1	33.9	2Q 2020	1Q 2022
Flamingo Point North Tower	Miami Beach, FL	366	—	—	171.0	86.7	4Q 2021	2Q 2024
The Fremont (6)	Denver, CO (MSA)	253	98	85	87.0	85.5	3Q 2020	1Q 2023
Parc Mosaic (7)	Boulder, CO	226	226	215	124.6	123.8	3Q 2019	1Q 2022
Prism (8)	Cambridge, MA	136	—	—	73.2	51.6	1Q 2021	3Q 2023
Total		1,297	531	499	$561.1	$440.8
(1)	Planned investment relates to the current phase of the redevelopment or development.
(2)	Delivery timing and stabilization is subject to change and are based on the best estimate at this time.
(3)	Represents the period in which we expect the communities to achieve stabilized rents and operating costs, generally five quarters after occupancy stabilization.
(4)	As of October 28, 2020, this community is 82% leased.
(5)	As of October 28, 2020, construction is complete and we have leased 57 out of 58 homes.
(6)	As of October 28, 2020, just over 100 apartment homes have been delivered and 82% have been leased. Completion of this community is expected in the fourth quarter 2020.
(7)	Construction is complete and, as of October 28, 2020, we have leased 97% of the apartment homes at rents consistent with underwriting.
(8)	Completion of this community is expected in the first quarter of 2021.

As of September 30, 2020, our total estimated net investment at redevelopment and development communities is $561.1 million, of which we have funded $440.8 million. We expect to fund the remaining estimated net investment of $120.3 million on these communities in 2020 and future years, on a leverage-neutral basis, with proceeds from sales of apartment communities with lower forecasted free cash flow, or FCF, internal rates of return.

During the three months ended September 30, 2020, we leased 144 redeveloped or newly developed apartment homes. As of September 30, 2020, our exposure to lease-up at long-cycle redevelopment and development communities was 684 apartment homes; 36 homes where construction is complete, 171 homes expected to be completed before year-end, and 477 homes expected to be delivered in 2021.

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

The following table summarizes information about our portfolio relative to the market for the three months ended September 30, 2020:

Average revenue per Aimco apartment home (1)	$2,212
Portfolio average rents as a percentage of local market average rents	112%
Percentage A (average revenue per Aimco apartment home $2,872)	53%
Percentage B (average revenue per Aimco apartment home $1,951)	29%
Percentage C+ (average revenue per Aimco apartment home $1,771)	18%
(1)	Represents average monthly rental and other property revenues (excluding resident reimbursement of utility cost) divided by the number of occupied apartment homes as of the end of the period.

Our average monthly revenue per apartment home was $2,212 for the three months ended September 30, 2020, representing a decrease of approximately 2% compared to the same period in 2019.

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

Acquisitions

During the three months ended September 30, 2020, we acquired for $89.6 million Hamilton on the Bay, located in Miami’s Edgewater neighborhood. The acquisition includes a 271-apartment home community located on the waterfront, approximately one mile north of our Bay Parc apartments, plus an adjacent development site. Current zoning allows for the construction of more than 380 additional apartment homes on the combined sites. We are now in planning to invest as much as $50 million in a substantial renovation of the existing building.

We continue to search for accretive acquisitions, including development opportunities.

Dispositions

During the three months ended September 30, 2020, we sold no apartment communities. During the three months ended September 30, 2020, we received a non-refundable deposit securing a contract to purchase an apartment community, which is expected to be sold later in the fourth quarter at a price of approximately $126 million, 3% better than its estimated gross asset value at December 31, 2019. Proceeds from this transaction are expected to be used to reduce leverage. As of September 30, 2020, we classified the apartment community as held for sale.

Joint Venture Transaction

On September 8, 2020, we formed a joint venture with a passive institutional investor to own a portfolio of 12 multi-family communities with 4,051 apartment homes located in California. The communities were valued at $2.4 billion, or approximately $592,000 per unit, equivalent to an implied NOI cap rate of approximately 4.2%. The valuation is equal to 97% of our pre-COVID-19 valuation of the communities and confirms our previously published NAV. The joint venture has existing property debt of $1.22 billion and an implied equity value of $1.18 billion. In exchange for a 39% interest subject to $475 million of property debt, we received $461 million. We retain ownership of 61% of the joint venture and will control and operate the communities in exchange for property and asset management fees.

Life Science Developer Investment

During the three months ended September 30, 2020, we made a $50 million commitment to IQHQ, a privately-held life-sciences real estate development company. In addition, we gained the right to collaborate with IQHQ on any multifamily component at its future development sites.

Balance Sheet

Leverage

We seek to increase financial returns by using leverage with appropriate caution. We limit risk through our balance sheet structure, employing low leverage, primarily non-recourse and long-dated property debt; build financial flexibility by maintaining ample unused and available credit; holding properties with substantial value unencumbered by property debt; maintaining an investment grade rating; and using partners’ capital when it enhances financial returns or reduces investment risk.

Our leverage includes our share of long-term, non-recourse, property debt encumbering apartment communities, outstanding borrowings on our revolving credit facility, our term loan, and other leverage. Please refer to the Liquidity and Capital Resources section for additional information regarding our leverage. Other leverage includes mezzanine equity instruments, including preferred OP Units and redeemable noncontrolling interests in a consolidated real estate partnership.

Our target leverage ratios are Net Leverage to Adjusted EBITDAre below 7.0x and Adjusted EBITDAre to Adjusted Interest Expense and Preferred Distributions greater than 2.5x. We calculate Adjusted EBITDAre and Adjusted Interest Expense used in our leverage ratios based on the most recent three-month amounts, annualized, and trailing twelve months. Our leverage ratios for the three months ended September 30, 2020 and trailing twelve months ended September 30, 2020, are presented below:

	Annualized Current Quarter	Trailing Twelve Months
Proportionate Debt to Adjusted EBITDAre	7.2x	6.8x
Net Leverage to Adjusted EBITDAre	7.4x	7.0x
Adjusted EBITDAre to Adjusted Interest Expense	3.1x	3.4x
Adjusted EBITDAre to Adjusted Interest Expense and Preferred Distributions	3.0x	3.2x

Under our revolving credit facility and term loan, we have agreed to maintain a fixed charge coverage ratio of 1.40x, as well as other covenants customary for similar revolving credit arrangements. For the trailing twelve months ended September 30, 2020, our fixed charge coverage ratio was 1.93x. We expect to remain in compliance with these covenants.

Please refer to the Leverage Ratios subsection of the Non-GAAP Measures section for further information about the calculation of our leverage ratios.

Liquidity

Our $1.0 billion liquidity consists of cash and restricted cash balances and available capacity on our revolving credit facility. As of September 30, 2020, we had cash and restricted cash, excluding amounts related to tenant security deposits, of $255.5 million and had the capacity to borrow up to $793.4 million on our revolving credit facility, after consideration of $6.6 million of letters of credit backed by the facility.

We manage our financial flexibility by maintaining an investment grade rating and holding apartment communities that are unencumbered by property debt. As of September 30, 2020, we held unencumbered communities with an estimated fair value of approximately $3.6 billion.

Financing Activity

During the three months ended September 30, 2020, we prepaid $405 million of property debt using proceeds from our joint venture, incurring $7.8 million in prepayment penalties that have been excluded from Pro forma FFO. The loans had a weighted-average interest rate of 5.3%, lowering our weighted-average cost of leverage by 15 basis points. The prepayment of property debt lowers our interest expense such that the costs associated with the prepayment will be recovered in the first quarter of 2021. We have no remaining debt maturities in 2020.

Equity Capital Activities

2020 property sales, including the California Joint Venture, generated taxable gains in excess of our regular quarterly dividend. On October 21, 2020 our Board of Directors declared a $8.20 special dividend in the form of cash and stock.

The special dividend includes the next two quarterly cash dividends, or $0.82 per share in the aggregate, accelerating the payment of the regular dividend expected in February of 2021. Additionally, shareholders in the aggregate will receive $7.38 per share in stock.

The dividend will be payable to shareholders of record on the close of business on November 4, 2020, with shareholders having the opportunity to elect to receive the special dividend in the form of all stock or prorated cash and stock, and will be paid on November 30, 2020, after trading hours. The number of shares distributed in the special dividend will be determined by the volume weighted average price (“VWAP”) of Aimco shares during the 10-trading day period ending on November 24, 2020.

In order to neutralize the dilutive impact of the stock issued in the special dividend, our Board also authorized a reverse stock split, effective on November 30, 2020, immediately following the special dividend. As a result, total shares outstanding following completion of both the special dividend and the reverse stock split are expected to be unchanged from the total shares outstanding immediately prior to the dividend. Some stockholders may have more shares and some may have fewer based on their individual elections. The reverse split will ensure comparability of per share results before and after these transactions.

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

Financial Highlights

Net income attributable to common stockholders per common share, on a dilutive basis, decreased by $0.18 during the three months ended September 30, 2020, compared to 2019, due primarily to increased prepayment penalties incurred due to third quarter 2020 payoff activity and higher other expenses due to costs incurred on the previously announced planned separation of our development activities.

Pro forma FFO per share decreased $0.03, or 5%, during the three months ended September 30, 2020, compared to 2019. Increased income from the Parkmerced mezzanine loan and lower offsite costs was more than offset by lower occupancy and COVID-19 related impacts.

Further details regarding our response to COVID-19 pandemic, its impacts on Pro Forma FFO, and the related governmental lockdown, is discussed in the Executive Overview section above.

Detailed Results of Operations for the Three and Nine Months Ended September 30, 2020, Compared to September 30, 2019

Net income decreased by $28.8 million and $337.9 million during the three and nine months ended September 30, 2020, compared to 2019, respectively, as described more fully below.

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

As of September 30, 2020, our Same Store segment included 93 apartment communities with 27,610 apartment homes.

From December 31, 2019, to September 30, 2020, on a net basis, our Same Store segment increased by two apartment communities and 961 apartment homes. These changes consisted of:

•	the addition of one redeveloped apartment community with 940 apartment homes that was classified as Same Store upon maintaining stabilized operation for the entirety of the periods presented;
•	the addition of six acquired apartment communities with 1,480 apartment homes that were classified as Same Store because we have now owned them for the entirety of both periods presented;
•	the reduction of three apartment communities with 974 apartment homes that we have classified in Acquisition and Other Real Estate, as we are planning to redevelop these communities; and
•	the reduction of one apartment community with 219 apartment homes that was sold as of September 30, 2020; and
•	the reduction of one apartment community with 266 apartment homes due to it being classified as held for sale as of September 30, 2020.

As of September 30, 2020, our Redevelopment and Development segment included eight apartment communities with 2,521 apartment homes, and our Acquisition and Other Real Estate segment included 20 apartment communities with 2,670 apartment homes and one office building.

We use proportionate property net operating income to assess the operating performance of our communities. Proportionate property net operating income reflects our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements, for consolidated communities. Accordingly, the results of operations of our segments discussed below are presented on a proportionate basis and exclude the results of four apartment communities with 142 apartment homes that we do not consolidate. During the three months ended September 30, 2020, we formed a joint venture with a passive institutional investor to own a portfolio of 12 multi-family communities in California. We have presented, in addition to the actual historical changes in results of operations of our segments, the results as if the California joint venture had closed at the beginning of the earliest period presented.

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

Proportionate Property Net Operating Income

The results of our segments for the three months ended September 30, 2020 and 2019, as presented below, are based on segment classifications as of September 30, 2020.

	Three Months Ended September 30,		Historical Change		Ownership-Effected Change (1)
(in thousands)	2020	2019	$	%	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$171,033	$183,552	$(12,519)	(6.8%)	$(8,326)	(4.9%)
Redevelopment and Development	12,498	11,131	1,367	12.3%	1,367	12.3%
Acquisition and Other Real Estate	17,311	18,670	(1,359)	(7.3%)	(1,359)	(7.3%)
Total	200,842	213,353	(12,511)	(5.9%)	(8,318)	(4.2%)
Property operating expenses, net of utility reimbursements:
Same Store	49,146	50,424	(1,278)	(2.5%)	(610)	(1.3%)
Redevelopment and Development	4,919	4,484	435	9.7%	435	9.7%
Acquisition and Other Real Estate	7,103	6,862	241	3.5%	241	3.5%
Total	61,168	61,770	(602)	(1.0%)	66	0.1%
Proportionate property net operating income:
Same Store	121,887	133,128	(11,241)	(8.4%)	(7,716)	(6.3%)
Redevelopment and Development	7,579	6,647	932	14.0%	932	14.0%
Acquisition and Other Real Estate	10,208	11,808	(1,600)	(13.6%)	(1,600)	(13.6%)
Total	$139,674	$151,583	$(11,909)	(7.9%)	$(8,384)	(6.0%)
(1)	Reflects the change for the three months ended September 30, 2020 and 2019, as if the California joint venture had closed on July 1, 2019.

For the three months ended September 30, 2020, compared to 2019, after giving effect to the sale of partial interest in certain Same Store communities in the California joint venture, our Same Store proportionate property net operating income decreased by $7.7 million, or 6.3%. This decrease was attributable primarily to a $8.3 million, or 4.9%, decrease in rental and other property revenues due to an approximately 280 basis point decrease in average daily occupancy, a $2.4 million, or 140 basis point, increase in bad debt, and $0.5 million, or 20 basis point, reduction in other rental income due to local restrictions on our contractual right to charge late fees. The decrease in proportionate property net operating income was offset partially by a 30 basis point increase in residential rents and lower Same Store property operating expenses of $0.6 million. The change in Same Store property operating expenses were driven by a decrease in insurance and real estate taxes.

Redevelopment and Development proportionate property net operating income was relatively flat for the three months ended September 30, 2020, compared to 2019.

Acquisition and Other Real Estate proportionate property net operating income decreased by $1.6 million, or 13.6%, for the three months ended September 30, 2020, compared to 2019, due primarily to a decrease in revenues related to commercial tenants due primarily to the economic impacts of COVID-19 and the governmental lockdown, offset partially by the lease-up of One Ardmore acquired in April 2019.

The results of our segments for the nine months ended September 30, 2020 and 2019, as presented below, are based on segment classifications as of September 30, 2020.

	Nine Months Ended September 30,		Historical Change		Ownership-Effected Change (1)
(in thousands)	2020	2019	$	%	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$534,395	$542,624	$(8,229)	(1.5%)	$(4,004)	(0.8%)
Redevelopment and Development	36,001	37,839	(1,838)	(4.9%)	(1,838)	(4.9%)
Acquisition and Other Real Estate	53,485	46,881	6,604	14.1%	6,604	14.1%
Total	623,881	627,344	(3,463)	(0.6%)	762	0.1%
Property operating expenses, net of utility reimbursements:
Same Store	145,259	146,895	(1,636)	(1.1%)	(868)	(0.6%)
Redevelopment and Development	14,636	14,736	(100)	(0.7%)	(100)	(0.7%)
Acquisition and Other Real Estate	20,045	17,403	2,642	15.2%	2,642	15.2%
Total	179,940	179,034	906	0.5%	1,674	1.0%
Proportionate property net operating income:
Same Store	389,136	395,729	(6,593)	(1.7%)	(3,136)	(0.9%)
Redevelopment and Development	21,365	23,103	(1,738)	(7.5%)	(1,738)	(7.5%)
Acquisition and Other Real Estate	33,440	29,478	3,962	13.4%	3,962	13.4%
Total	$443,941	$448,310	$(4,369)	(1.0%)	$(912)	(0.2%)
(1)	Reflects the change for the nine months ended September 30, 2020 and 2019, as if the California joint venture had closed on January 1, 2019.

For the nine months ended September 30, 2020, compared to 2019, after giving effect to the sale of partial interest in certain Same Store communities in the California joint venture, our Same Store proportionate property net operating income decreased by $3.1 million, or 0.9%. This decrease was attributable primarily to a $4.0 million, or 0.8%, decrease in rental and other property revenues due primarily to a 110 basis point decrease in average daily occupancy, a $4.3 million, or 90 basis point, increase in bad debt, and a $1.2 million, or 20 basis point, reduction in other rental income due to local restrictions on our contractual right to charge late fees, offset partially by a 180 basis point increase in residential rents. This decrease in proportionate property net operating income was offset partially by lower Same Store property operating expenses of $0.9 million. The change in Same Store property operating expenses were driven by a $2.2 million, or 3.2%, decrease in controllable operating expenses, offset partially by an increase in real estate taxes and insurance.

Redevelopment and Development proportionate property net operating income was relatively flat for the nine months ended September 30, 2020, compared to 2019.

Acquisition and Other Real Estate proportionate property net operating income increased by $4.0 million, or 13.4%, for the nine months ended September 30, 2020, compared to 2019, due primarily to the lease-up of One Ardmore acquired in April 2019 and the acquisition of 1001 Brickell Bay Drive in July 2019, offset partially by a decrease in revenues related to commercial tenants due primarily to the economic impacts of COVID-19 and governmental lockdown.

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

During the nine months ended September 30, 2020, we recognized $2.9 million of write-offs of straight-line rent receivables due to the impact of COVID-19 and governmental lockdown, and the resulting economic impact on our commercial tenants. No similar write-off was recognized in 2019.

Net operating income decreased for the three and nine months ended September 30, 2020, compared to 2019, by $3.8 million and $15.4 million, respectively, due to the sale of apartment communities in 2020 and 2019.

Depreciation and Amortization

For the three and nine months ended September 30, 2020 and 2019, depreciation and amortization expense was relatively flat.

General and Administrative Expenses

For the three and nine months ended September 30, 2020, compared to 2019, general and administrative expenses decreased by $2.5 million, or 23.4%, and $4.0 million, or 12.5%, respectively, due primarily to lower incentive compensation.

Investment Management Expenses

For the three months ended September 30, 2020, compared to 2019, investment management expenses increased $1.2 million, or 78.3%, due primarily to costs related to the California joint venture. Investment management expenses for the nine months ended September 30, 2020, compared to 2019, were relatively flat.

Other Expenses, Net

Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses, ground lease rent expense, and certain non-recurring items.

For the three months ended September 30, 2020, compared to 2019, other expenses, net, increased by $13.6 million, or 339.1% due primarily to costs associated with the previously announced business separation and unrealized losses on our interest rate derivative, offset partially by restructuring costs incurred in 2019.

For the nine months ended September 30, 2020, compared to 2019, other expenses, net increased by $10.7 million, or 83.8%, due primarily to costs associated with the previously announced business separation and unrealized losses on our interest rate derivative, offset partially by restructuring costs incurred in 2019, a favorable incremental cash receipt in the first quarter of 2020 related to a previous settlement, and lower ground lease expense.

Interest Income

Interest income for the three months ended September 30, 2020, compared to 2019, was relatively flat.

Interest income for nine months ended September 30, 2020, compared to 2019, increased $1.8 million, or 20.8%, due primarily to a gain recognized on the early payoff of a seller financing note.

Interest Expense

For the three months ended September 30, 2020, compared to 2019, interest expense increased by $8.5 million, or 20.3%, due primarily to $7.9 million of prepayment penalties incurred as a result of our refinancing activity and an increase in interest expense related to our term loan and higher non-recourse property debt, offset partially by lower interest expense on our revolving credit facility.

For the nine months ended September 30, 2020, compared to 2019, interest expense increased by $17.7 million, or 14.4%, due primarily to refinancing activity and interest expense related to our term loan, offset partially by an increase in capitalized interest related to our active redevelopments and developments. As a result of our refinancing activity, we incurred $14.5 million of prepayment penalties, offset partially by more favorable interest rates on refinanced fixed rate debt.

Gain on Dispositions of Real Estate

During the three months ended September 30, 2020 and 2019, we sold no apartment communities.

During the nine months ended September 30, 2020, we sold one apartment community with 219 apartment homes for a gain on disposition of $47.2 million and net proceeds of $36.9 million. During the nine months ended September 30, 2019, we sold eight apartment communities with 2,605 apartment homes for a gain on dispositions of $356.9 million and net proceeds of $418.3 million.

The apartment communities sold were in a lower-rated locations within our primary markets and had average revenues per apartment home significantly below those of our retained portfolio.

Mezzanine Investment Income, Net

On November 26, 2019, we loaned $275.0 million to the partnership owning Parkmerced Apartments. During the three and nine months ended September 30, 2020, we recognized $6.9 million and $20.6 million, respectively, of income in connection with the mezzanine loan. For the nine months ended September 30, 2020, we have received a cash payment of $0.6 million.

We have accrued all interest amounts due as required by GAAP. Our loan is secured by approximately $300 million of borrower equity. In the event we determine that a portion of the loan or accrued interest is not collectable, we will cease income recognition and, if appropriate, recognize an impairment.

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

For the three months ended September 30, 2020, we recognized income tax benefit of $1.7 million, compared to $3.1 million during the same period in 2019. The change is due primarily to income tax benefit associated with 1001 Brickell Bay Drive, offset partially by an increase in state tax expense and decreased benefit due to lower net operating losses at communities held by TRS entities.

For the nine months ended September 30, 2020, we recognized income tax benefit of $7.9 million, compared to $1.9 million during the same period in 2019. The change is due primarily to income tax provision on the gain on dispositions of real estate in 2019 and an income tax benefit associated with 1001 Brickell Bay Drive, offset partially by an increase in state tax expense.

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

In computing 2020 Pro forma FFO, we made the following adjustments to Nareit FFO:

•

Separation costs: we incurred costs in connection with the separation of our development platform. We excluded these costs from Pro forma FFO because we believe they are not representative of ongoing operating performance.

•

Transaction costs: we incurred certain transaction costs related to the California joint venture and other new business pursuits. We excluded these costs from Pro forma FFO because we believe they are not representative of ongoing operating performance.

•

Prepayment penalties: as a result of debt refinancing activity, we incurred debt extinguishment costs, net of income tax effect. We excluded these costs from Pro forma FFO because we believe these costs are not representative of ongoing operating performance.

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

•

Severance costs, litigation, and other, net: during the three months ended September 30, 2020, we incurred an unrealized loss on a derivative agreement and other non-recurring costs. We excluded these costs from Pro Forma FFO because we believe they are not representative of current operating performance. These costs are included in other expenses, net, on our Consolidated Statements of Operations.

In computing 2019 Pro forma FFO, we made the following adjustments to Nareit FFO:

•

Preferred equity redemption related costs: on May 16, 2019, we redeemed our Class A Preferred Perpetual Stock. We excluded the redemption-related costs from Pro forma FFO because we believe these costs are not representative of operating performance.

•	Prepayment penalties: as described above.
•	Straight-line rent: as described above.
•

Severance costs, litigation, and other, net: in 2019, we incurred severance and restructuring costs, costs related to our litigation with Airbnb, and other non-recurring costs. We excluded these amounts from Pro forma FFO because we believe these costs are not representative of operating performance. These costs are included in other expenses, net, on our Consolidated Statements of Operations.

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

For the three and nine months ended September 30, 2020 and 2019, Aimco’s Nareit FFO, Pro forma FFO, and AFFO are calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income attributable to Aimco common stockholders (1)	$(25,046)	$2,003	$20,845	$332,805
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	94,489	95,199	287,390	276,353
Gain on dispositions and other, net of noncontrolling partners’ interest	—	(1,146)	(47,204)	(356,929)
Income tax adjustments related to gain on dispositions and other tax-related items	2,020	415	2,398	7,151
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(4,911)	(4,931)	(12,453)	3,962
Amounts allocable to participating securities	—	(142)	(54)	101
Nareit FFO attributable to Aimco common stockholders	$66,552	$91,398	$250,922	$263,443
Adjustments, all net of common noncontrolling interests in Aimco Operating Partnership and participating securities:
Separation costs	11,218	—	11,930	—
Transaction costs	2,485	—	2,485	—
Prepayment penalties, net	7,311	1,604	13,514	1,604
Straight-line rent	634	635	1,902	3,590
Preferred equity redemption related amounts	—	—	—	3,864
Severance costs, litigation, and other	1,891	1,465	2,912	2,071
Pro forma FFO attributable to Aimco common stockholders	$90,091	$95,102	$283,665	$274,572
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(11,398)	(11,434)	(34,406)	(34,273)
AFFO attributable to Aimco common stockholders	$78,693	$83,668	$249,259	$240,299

Total share and dilutive share equivalents used to calculate Net income and Nareit FFO per share (2)	148,544	148,636	148,628	147,692
Adjustment to weight reverse stock split (3)	—	—	—	828
Pro forma shares and dilutive share equivalents used to calculate Pro forma FFO and AFFO per share	148,544	148,636	148,628	148,520

Net (loss) income attributable to Aimco per common share – diluted	$(0.17)	$0.01	$0.14	$2.26
Nareit FFO per share – diluted	$0.45	$0.61	$1.69	$1.78
Pro forma FFO per share – diluted	$0.61	$0.64	$1.91	$1.85
AFFO per share – diluted	$0.53	$0.56	$1.68	$1.62
(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP.
(2)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP.
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

The reconciliation of total indebtedness to Proportionate Debt and Net Leverage, as used in our leverage ratios as of September 30, 2020, is as follows (in thousands):

September 30, 2020
Total indebtedness	$4,406,797
Adjustments:
Debt issuance costs related to non-recourse property debt and term loan	22,454
Proportionate share adjustments related to debt obligations of consolidated and unconsolidated partnerships	(481,387)
Cash and restricted cash	(268,491)
Tenant security deposits included in restricted cash	13,036
Proportionate share adjustments related to cash and restricted cash held by consolidated and unconsolidated partnerships	6,496
Securitization trust investment and other	(98,874)
Proportionate Debt	$3,600,031
Preferred OP Units	79,449
Redeemable noncontrolling interests in consolidated real estate partnership	4,371
Net Leverage	$3,683,851

We calculated Adjusted EBITDAre used in our leverage ratios based on the most recent three-month amounts, annualized, and trailing twelve months. EBITDAre and Adjusted EBITDAre are non-GAAP measures, which we believe are useful to investors, creditors, and rating agencies as a supplemental measure of our ability to incur and service debt because they are recognized measures of performance by the real estate industry and allow for comparison of our credit strength to different companies. EBITDAre and Adjusted EBITDAre should not be considered alternatives to net income (loss) as determined in accordance with GAAP as indicators of liquidity. There can be no assurance that our method of calculating EBITDAre and Adjusted EBITDAre is comparable with that of other real estate investment trusts. Nareit defines EBITDAre as net income computed in accordance with GAAP, before interest expense, income taxes, depreciation, and amortization expense, further adjusted for:

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

The reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three months ended September 30, 2020 and twelve months ended September 30, 2020, as used in our leverage ratios, is as follows (in thousands):

	Three Months Ended	Twelve Months Ended
	September 30, 2020	September 30, 2020
Net income	$(24,815)	$170,132
Adjustments:
Interest expense	50,519	186,503
Income tax benefit	(1,747)	(9,052)
Depreciation and amortization	98,249	393,558
Gain on disposition of real estate	—	(193,443)
Recovery of losses on notes receivable	8	8
Adjustment related to EBITDAre of unconsolidated partnerships	212	846
EBITDAre	$122,426	$548,552
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	154	69
EBITDAre adjustments attributable to noncontrolling interests	(2,771)	(4,519)
Interest income received on securitization investment	(2,265)	(8,778)
Non-cash straight-line rent	669	2,701
Pro forma adjustments, net (1)	6,828	(8,186)
Adjusted EBITDAre	$125,041	$529,839
Annualized Adjusted EBITDAre	$500,164
(1)

Pro forma adjustments, net, includes pro forma adjustments to Nareit FFO per the reconciliation above, as well as adjustments for which annualization would distort results, and adjustments to reflect the acquisition of Hamilton on the Bay and the California joint venture transaction as if both transactions closed on July 1, 2020, for the annualized current quarter, and October 1, 2019, for the trailing twelve months.

We calculated Adjusted Interest Expense, as used in our leverage ratios, based on the most recent three-month amounts, annualized, and trailing twelve months. Adjusted Interest Expense is a non-GAAP measure that we believe is meaningful for investors and analysts as it presents our share of current recurring interest requirements associated with leverage. Adjusted Interest Expense represents our proportionate share of interest expense on non-recourse property debt and interest expense on our revolving credit facility borrowings and term loan. We exclude from our calculation of Adjusted Interest Expense:

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

The reconciliation of interest expense to Adjusted Interest Expense and Preferred Distributions for the three months ended September 30, 2020 and twelve months ended September 30, 2020, as used in our leverage ratios, is as follows (in thousands):

	Three Months Ended	Twelve Months Ended
	September 30, 2020	September 30, 2020
Interest expense	$50,519	$186,503
Adjustments:
Proportionate share adjustments related to interest of consolidated and unconsolidated partnerships	(1,043)	(1,272)
Debt prepayment penalties	(7,930)	(19,506)
Interest income earned on securitization trust investment	(2,265)	(8,778)
Adjusted Interest Expense	$39,281	$156,947
Preferred distributions	1,687	7,323
Adjusted Interest Expense and Preferred Distributions	$40,968	$164,270
Annualized Adjusted Interest Expense	$157,124
Annualized Adjusted Interest Expense and Preferred Distributions	$163,872

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

As of September 30, 2020, our available liquidity exceeded $1.0 billion. We have commitments for, and expect to spend, approximately $111 million on long-cycle redevelopment and development projects underway.

Our available liquidity consists of:

•	$228.4 million in cash and cash equivalents;
•	$27.1 million of restricted cash, excluding amounts related to tenant security deposits, consists primarily of escrows held by lenders for capital additions, property taxes, and insurance; and
•	$793.4 million of available capacity to borrow under our revolving credit facility after consideration of $6.6 million of letters of credit backed by the facility.

Additional liquidity may also be provided through property debt financing at properties unencumbered by debt. As of September 30, 2020, we held unencumbered communities with an estimated fair market value of approximately $3.6 billion.

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

The following table summarizes the payments due under our non-recourse property debt commitments, excluding debt issuance costs, as of September 30, 2020 (in thousands):

	Total	Less than One Year (2020)	1-3 Years (2021-2022)	3-5 Years (2023-2024)	More than Five Years (2025 and Thereafter)
Non-recourse property debt	$4,079,251	$18,656	$472,602	$578,427	$3,009,566

During the nine months ended September 30, 2020, we placed $688.5 million of new property debt for incremental proceeds of $370.2 million.

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

As of September 30, 2020, approximately 89% of our leverage consisted of property-level, non-recourse, long-dated, amortizing debt. Approximately 98% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates, and inflation. The weighted-average remaining term to maturity of our property-level debt was 8.2 years. On average, 5.0% of our unpaid principal balances will mature each year from 2021 through 2023.

While our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt, we also have a credit facility with a syndicate of financial institutions. As of September 30, 2020, we had no outstanding borrowings under our revolving credit facility and had capacity to borrow up to $793.4 million after consideration of $6.6 million of letters of credit backed by the facility.

During the nine months ended September 30, 2020, we amended our Second Amended and Restated Senior Secured Credit Agreement to include a $350.0 million term loan that matures on April 20, 2021. The term loan represents approximately 9% of our total leverage, includes a one-year extension option, and bears interest at 30-day LIBOR plus 185-basis points with a 50-basis point LIBOR floor.

As of September 30, 2020, our outstanding preferred OP Units represented approximately 2% of our total leverage. Preferred OP Units are redeemable at the holder’s option; however, for illustrative purposes, we compute the weighted-average maturity of our total leverage assuming a 10-year maturity on the units.

The combination of non-recourse property-level debt, borrowings under our revolving credit facility, term loan, preferred OP Units, and redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. The weighted-average remaining term to maturity for our total leverage described above was 7.6 years as of September 30, 2020.

Under the revolving credit facility and term loan, we have agreed to maintain a Fixed Charge Coverage ratio of 1.40x, as well as other covenants customary for similar revolving credit arrangements. For the trailing 12-month period ended September 30, 2020, our Fixed Charge Coverage ratio was 1.93x. We expect to remain in compliance with this covenant during the next 12 months.

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

Operating Activities

For the nine months ended September 30, 2020, net cash provided by operating activities was $265.9 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the nine months ended September 30, 2020, decreased by $12.9 million compared to 2019. The decrease was due to lower contribution from our Same Store and Redevelopment and Development communities, which were negatively impacted by the pandemic and governmental lockdown, and lower net operating income associated with communities sold. The decrease was offset partially by higher contribution from our Acquisition and Other Real Estate communities.

Investing Activities

For the nine months ended September 30, 2020, our net cash used in investing activities of $356.0 million consisted primarily of capital expenditures and cash used in the purchase of Hamilton on the Bay, offset partially by proceeds from the disposition of one apartment community.

Total capital additions at apartment communities totaled $258.3 million and $296.1 million during the nine months ended September 30, 2020 and 2019, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.

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

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, are presented below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Capital replacements	$28,330	$27,834
Capital improvements	9,066	13,528
Capital enhancements	23,178	66,007
Redevelopment	106,873	74,666
Development	79,486	93,461
Initial capital expenditures	3,989	15,200
Casualty	7,411	5,420
Total apartment community capital additions	$258,333	$296,116
Plus: additions related to commercial spaces	2,391	4,221
Plus: additions related to apartment communities sold or held for sale	356	4,362
Consolidated capital additions	$261,080	$304,699
Plus: net change in accrued capital spending	11,189	(11,950)
Capital expenditures per condensed consolidated statement of cash flows	$272,269	$292,749

For the nine months ended September 30, 2020 and 2019, we capitalized $10.8 million and $8.0 million of interest costs, respectively, and $25.5 million and $26.9 million of other direct and indirect costs, respectively.

We invested $23.2 million in capital enhancements and $186.4 million in redevelopment and development during the nine months ended September 30, 2020. Capital enhancement spend decreased $42.8 million for the nine months ended September 30, 2020, compared to 2019, due primarily to the delay of certain capital projects in response to the potential economic impacts of COVID-19 and the governmental lockdown. The increase in redevelopment spending is driven by the full redevelopments of the North Tower at Flamingo Point and 707 Leahy. Further details regarding our redevelopment and development activities, including apartment communities constructed and delivered as of September 30, 2020, is discussed in the Executive Overview section above.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 increased by $423.0 million compared to nine months ended September 30, 2019. The change was due primarily to cash proceeds from the sale of a partial interest in the California joint venture, cash proceeds from our term loan, and lower payments to equity holders, offset partially by higher principal repayments on non-recourse debt and higher payments on our revolving credit facility.

Equity and Partners’ Capital Transactions

The following table presents the Aimco Operating Partnership’s distribution activity (including distributions paid to Aimco) during the nine months ended September 30, 2020 (in thousands):

Cash distributions paid by the Aimco Operating Partnership to preferred unitholders	$5,415
Cash distributions paid by the Aimco Operating Partnership to common unitholders (1)	193,139
Cash distributions paid to holders of noncontrolling interests in consolidated real estate partnerships	312
Total cash distributions paid by the Aimco Operating Partnership	$198,866
(1)	$183.0 million represented distributions to Aimco, and $10.1 million represented distributions paid to holders of common OP Units.

The following table presents Aimco’s dividend and distribution activity during the nine months ended September 30, 2020 (in thousands):

Cash distributions paid to holders of OP Units	$15,551
Cash distributions paid to holders of noncontrolling interests in consolidated real estate partnerships	312
Cash dividends paid by Aimco to common stockholders	183,003
Total cash dividends and distributions paid by Aimco	$198,866

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, on a consolidated basis, we had approximately $69.5 million of variable-rate property-level debt outstanding in addition to our $350.0 million term loan. We estimate that a change in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce or increase interest expense by approximately $0.7 million and $3.0 million, respectively, on an annual basis.

During the nine months ended September 30, 2020, we paid an upfront premium of $12.1 million for the option to enter into an interest rate swap at a future date. This interest rate option, or swaption, provides partial protection against our refinancing interest rate risk and is intended to mitigate interest rate increases between now and 2024. We receive a cash settlement in the future if the prevailing interest rate is higher than the 1.68% strike price. The amount of future cash settlement is limited if the prevailing interest rate exceeds 2.78%. Alternatively, if interest rates were to decrease below the specified strike price, we would not receive a cash settlement.

As of September 30, 2020, we had approximately $268.5 million of cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may offset somewhat a change in rates on our variable-rate debt discussed above.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this report, we are updating the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2019, to include the following risk factors. The risk factors as-filed remain unchanged.

The proposed plan to separate our business into two, focused and independent, publicly traded companies, may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits.

On September 14, 2020, we announced a plan to separate our business into two, focused and independent, publicly traded companies, AIR and Aimco, in the form of a spin-off transaction, whereby Aimco will retain the redevelopment and development business and portfolio (among other communities and assets), and AIR will own a diversified portfolio of stabilized properties. We expect to complete the spin-off in 2020, although there can be no assurance as to whether or when the spin-off will occur. The spin-off is subject to various conditions, including, among other things, declaration by the SEC that the registration statements on Form 10 are effective, the listing on the NYSE of the common stock to be distributed in the spin-off, and final approval and declaration of the distribution by our Board of Directors. Such conditions and other unforeseen developments, including in the debt or equity markets or general market conditions, could delay or prevent the spin-off or cause the spin-off to occur on terms or conditions that are less favorable and/or different than anticipated. In addition, even if all the conditions have been satisfied, if our Board of Directors determines, in its sole discretion, that the spin-off is not in the best interests of Aimco and its stockholders, Aimco may terminate the spin-off. We also are expected to incur significant one-time costs and ongoing costs in connection with, or as a result of, the spin-off, including costs of operating each business as an independent, publicly-traded company. Those costs may exceed our estimates or could negate some of the benefits we expect to realize.

The spin-off may not provide results on the scope or scale we anticipate, and we may not realize any or all of the intended benefits. For instance, it may take longer than anticipated for Aimco to, or it may never, succeed in growing its revenues through its development and redevelopment business, and it may take longer than anticipated for AIR to, or it may never, succeed in growing its business through the acquisition of new stabilized apartments communities or through its active management strategies.

Pandemics, such as COVID-19, may affect our ability to collect rents and late fees from tenants, and our ability to evict tenants, in addition to having other negative effects on our business, which in turn could adversely affect our financial condition and results of operations.

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

Factors that have negatively impacted, or would negatively impact, our operations or those of entities in which we hold a partial interest (including our interest in the partnership owning the Parkmerced Apartments), during the COVID-19 pandemic or another pandemic include:

•	our ability to collect rents and late fees on a timely basis or at all, without reductions or other concessions;
•	our ability to evict residents for non-payment and for other reasons;
•	our ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;
•	fluctuations in regional and local economies, local real estate conditions, and rental rates;
•	our ability to control incremental costs associated with COVID-19;
•	our ability to dispose communities at all or on terms favorable to us;

•	our ability to complete redevelopments and developments as planned; and
•	potential litigation relating to the COVID-19 pandemic.

Given the ongoing and dynamic nature of the circumstances surrounding the COVID-19 pandemic, it is difficult to predict how significant the impact of this outbreak will be on the global economy, our residents and commercial tenants, our communities, and the operations of entities in which we hold a partial interest (including our interest in the partnership owning the Parkmerced Apartments), or for how long disruptions are likely to continue. The extent of such impact will depend on developments, which are highly uncertain, rapidly evolving and cannot be predicted, including the ability to contain the virus, the duration of measures implemented and the overall impact of these measures. Such developments, depending on their nature, duration, and intensity, could have a material adverse effect on our operating results and financial condition. The COVID-19 pandemic also may have the effect of heightening many of the other risks described in our combined Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Aimco

Unregistered Sales of Equity Securities

From time to time, Aimco may issue shares of Common Stock in exchange for OP Units, defined under The Aimco Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each common OP Unit. Aimco may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended September 30, 2020, Aimco did not issue any shares of Common Stock in exchange for OP Units in these transactions.

Repurchases of Equity Securities

There were no repurchases by Aimco of its common equity securities during the three months ended September 30, 2020. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding Common Stock. As of September 30, 2020, Aimco was authorized to repurchase approximately 10.4 million shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

The Aimco Operating Partnership

Unregistered Sales of Equity Securities

The Aimco Operating Partnership did not issue any unregistered OP units during the three months ended September 30, 2020.

Repurchases of Equity Securities

The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than Aimco have the right to redeem their common OP Units for cash or, at our election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended September 30, 2020, no common OP Units were redeemed in exchange for shares of Common Stock.

The following table summarizes the Aimco Operating Partnership’s repurchases, or redemptions in exchange for cash, of common OP Units for the three months ended September 30, 2020.

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2020 ‒ July 31, 2020	1,393	$38.65	N/A	N/A
August 1, 2020 ‒ August 31, 2020	9,549	36.97	N/A	N/A
September 1, 2020 ‒ September 30, 2020	2,477	36.35	N/A	N/A
Total	4,178	$37.03
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

The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity and partners’ capital; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

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

Date: October 30, 2020