Form 10-K
period 2020-12-31
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2021-03-12
CIK 922864, 1820878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-13232 (Apartment Investment and Management Company)

Commission file number 0-56223 (Aimco OP L.P.)

Apartment Investment and Management Company

Aimco OP L.P.

(Exact name of registrant as specified in its charter)

Maryland (Apartment Investment and Management Company)	84-1259577
Delaware (Aimco OP L.P.)	85-2460835
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4582 South Ulster Street, Suite 1450 Denver, Colorado	80237 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (303) 224-7900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock (Apartment Investment and Management Company)	AIV	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None (Apartment Investment and Management Company)

Partnership Common Units (Aimco OP L.P.)

(title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Apartment Investment and Management Company: Yes ☒ No ☐	Aimco OP L.P.: Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Apartment Investment and Management Company: Yes ☐ No ☒	Aimco OP L.P.: Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Apartment Investment and Management Company: Yes ☒ No ☐	Aimco OP L.P.: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Apartment Investment and Management Company: Yes ☒ No ☐	Aimco OP L.P.: Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Apartment Investment and Management Company:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

Aimco OP L.P.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Apartment Investment and Management Company: ☐	Aimco OP L.P.: ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Apartment Investment and Management Company: Yes ☒ No ☐	Aimco OP L.P.: Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Apartment Investment and Management Company: Yes ☐ No ☒	Aimco OP L.P.: Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock of Apartment Investment and Management Company held by non-affiliates of Apartment Investment and Management Company was approximately $5.6 billion based upon the closing price of $37.64 on June 30, 2020.

As of March 10, 2021, there were 149,208,479 shares of Class A Common Stock outstanding.

Documents Incorporated by Reference

Portions of Part III will be incorporated by reference in accordance with Instruction G (3) to Form 10-K no later than 120 days after the end of the registrant’s fiscal year.

EXPLANATORY NOTE

On December 15, 2020, Apartment Investment and Management Company (“Aimco” or “the Company”) completed the previously announced separation of its business into two, separate and distinct, publicly traded companies, Aimco and Apartment Income REIT Corp. (“AIR”). The separation was effected by way of a pro rata distribution, in which stockholders of Aimco received one share of Class A common stock of AIR for every one share of Class A common stock of Aimco held as of the close of business on December 5, 2020. AIMCO Properties, L.P. (“AIR Operating Partnership”) also completed a pro rata distribution of all of the outstanding common limited partnership units of Aimco OP L.P. (“Aimco Operating Partnership” and such units, “Aimco OP Units”) to holders of AIR Operating Partnership common limited partnership units and AIR Operating Partnership Class I High Performance partnership units as of the close of business on December 5, 2020. The transactions described in this paragraph are collectively referred to as the “Separation.”

Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, Aimco is presented as being spun-off from AIR. This presentation is in accordance with generally accepted accounting principles in the United States, and is due primarily to the relative significance of Aimco’s business, as measured in terms of revenues, net income, assets, and other relevant indicators, as compared to those indicators for AIR before the Separation. Therefore, Aimco is the accounting spinnee and AIR is considered the divesting entity and treated as the accounting spinnor (“Aimco Predecessor”). A separate capital structure did not exist since the assets, liabilities and operations of Aimco prior to the Separation (Aimco and AIR together, as they existed prior to the Separation, “Aimco Predecessor”) were spread across multiple legal entities. The historical financial statements of Aimco do not represent the financial position and results of operations of one legal entity, but rather a combination of entities under common control that have been “carved out” from Aimco Predecessor’s financial statements.

This filing combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2020, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean collectively Aimco, the Aimco Operating Partnership, and their consolidated entities.

Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust (“REIT”). Aimco, through a wholly-owned subsidiary, is the general partner and directly is the special limited partner of the Aimco Operating Partnership. As of December 31, 2020, Aimco owned approximately 93.2% of the legal interest in the common partnership units of the Aimco Operating Partnership and 94.8% of the economic interest in the Aimco Operating Partnership. The remaining 6.8% legal interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.

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

We operate Aimco and the Aimco Operating Partnership as one enterprise, the management of Aimco directs the management and operations of the Aimco Operating Partnership, and Aimco OP GP, LLC, Aimco Operating Partnership’s general partner, is member managed by Aimco.

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

Equity, partners’ capital, and noncontrolling interests are the main areas of difference between the consolidated financial statements of Aimco and those of the Aimco Operating Partnership. Interests in the Aimco Operating Partnership held by entities other than Aimco, which we refer to as OP Units, are classified within partners’ capital in the Aimco Operating Partnership’s consolidated financial statements and as noncontrolling interests in Aimco’s consolidated financial statements.

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP, L.P.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2020

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding: the ongoing relationship between Aimco and AIR following the Separation; the impact of the COVID-19 pandemic, including our ability to maintain current or meet projected occupancy, rental rate and property operating results; the effect of acquisitions, dispositions, redevelopments, and developments; our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our development and redevelopment investments; expectations regarding sales of our apartment communities and the use of proceeds thereof; the availability and cost of corporate debt; and our ability to comply with debt covenants, including financial coverage ratios.

These forward-looking statements are based on management’s judgment as of this date, which is subject to risks and uncertainties. Risks and uncertainties that could cause actual results to differ materially from our expectations include, but are not limited to: the effects of the coronavirus pandemic on Aimco’s business and on the global and U.S. economies generally, and the ongoing, dynamic and uncertain nature and duration of the pandemic, all of which heightens the impact of the other risks and factors described herein, and the impact on entities in which Aimco holds a partial interest, and the impact of the coronavirus related lockdown on Aimco’s residents, commercial tenants, and operations; real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location and quality of competitive new housing supply; the timing and effects of acquisitions, dispositions, redevelopments and developments; changes in operating costs, including energy costs; negative economic conditions in our geographies of operation; loss of key personnel; Aimco’s ability to maintain current or meet projected occupancy, rental rate and property operating results; ability to meet budgeted costs and timelines, and, if applicable, achieve budgeted rental rates related to development and redevelopment investments; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; financing risks, including the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by Aimco; the relationship between Aimco and AIR (the “Separate Entities”) after the Separation; the ability and willingness of the Separate Entities and their subsidiaries to meet and/or perform their obligations under any contractual arrangements that were entered into among the parties in connection with the Separation and any of their obligations to indemnify, defend and hold the other party harmless from and against various claims, litigation and liabilities; and the ability to achieve some or all the benefits that we expect to achieve from the Separation; and such other risks and uncertainties described from time to time in filings by the Separate Entities with the Securities and Exchange Commission.

In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and depends on our ability to meet the various requirements imposed by the Code, through actual operating results, distribution levels and diversity of stock ownership.

Readers should carefully review Aimco’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission.

As used herein and except as the context otherwise requires, “we,” “our,” and “us” refer to Aimco, Aimco Operating Partnership and their consolidated entities, collectively.

Certain financial and operating measures found herein and used by management are not defined under Accounting Principles Generally Accepted in the United States (“GAAP”). These measures are defined and reconciled to the most comparable GAAP measures under the Non-GAAP Measures heading.

PART I

ITEM 1. BUSINESS

The Company

Aimco is a Maryland corporation incorporated on January 10, 1994. On December 15, 2020, Aimco completed the Separation, creating two, separate and distinct, publicly traded companies, Aimco and AIR.

Aimco is a self-administered and self-managed real estate investment trust (“REIT”). Aimco, through a wholly-owned subsidiary, is the general partner and directly is the special limited partner of the Aimco Operating Partnership, a Delaware Limited Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership.

Please refer to Note 16 to the consolidated financial statements in Item 8 for discussion regarding our business segments.

Business Overview

Aimco benefits from its ownership of a diversified portfolio of stabilized multi-family properties, a safe balance sheet with limited use of corporate credit, access to substantial liquidity, and an embedded pipeline of future investment opportunities.

 We rely on the skills and experience of our team in building a broad portfolio of value-add real estate investments, primarily focused on the multifamily sector and located within the continental United States.  Individual investment strategies include property development, redevelopment, and a wide array of other opportunistic ventures. We plan to fund our investment activities through the redeployment of Aimco equity in combination with debt and third-party equity in order to improve our returns on invested capital and to grow Assets Under Management (“AUM”).

 Given our stated strategy, it is expected that at any point in time the value-creation process will be ongoing at numerous of our investments and will therefore be difficult to value. Over time, we expect the Aimco enterprise to produce superior returns on equity on a risk-adjusted basis and it is our plan to do so by:

•	Managing and investing in the development and redevelopment of real property

Our dedicated team will source and execute development and redevelopment projects across our national platform. Aimco will seek outsized returns on incremental capital invested, for itself and its partners, through our team’s local insights regarding sub-market fundamentals, the specific property location, a deep understanding of how best to meet the end users’ needs and wants, a disciplined commitment to mitigating risk during the construction process, and a passion for quality.  We believe that each of these components are critical to the creation of an investment platform that is both sustainable and viable independent of broader market conditions.

•	Managing and investing in other value-add activities (opportunistic investments)

  We expect to have a broad set of investment opportunities due to our national platform, management’s experience and relationships within the industry, and our longstanding experience in solutions-oriented deal structuring. These opportunities may include, but are not limited to, portfolio acquisitions, programmatic joint ventures, debt placements, operational turnarounds, and re-entitlements. Aimco will undertake such opportunistic value-add transactions when warranted by the prospect of outsized risk-adjusted returns.

•	Owning a portfolio of stabilized properties

We own a geographically diversified portfolio of stabilized properties that produces stable cash flow and serves to balance the risk and highly variable cashflows associated with our portfolio of development and redevelopments and value-add investments.

•	Maintaining sufficient liquidity and utilizing financial leverage

We are highly focused on the importance of maintaining ample liquidity and of limiting our exposure to any single investment. On December 31, 2020, our cash on hand plus capacity to borrow on our revolving credit facility equaled $448.7 million.

We expect to capitalize our activities through a combination of non-recourse property debt, construction loans, third-party equity, and the recycling of Aimco equity, including through retained earnings. We plan to limit the use of recourse leverage, with a strong preference towards property-level debt in order to limit risk to the Aimco enterprise. When warranted, we plan to seek equity capital from joint venture partners to improve our cost of capital, further leverage Aimco equity, reduce exposure to a single investment and, in certain cases, for strategic benefits.

•	Benefiting from a national platform while leveraging local and regional expertise

We have corporate headquarters in Denver, Colorado, and Bethesda, Maryland. Our investment platform is managed by experienced professionals based in four regions: West Coast, Central and Mountain West, Mid-Atlantic and Northeast, and Southeast. By regionalizing this platform, we are able to leverage the in-depth local market knowledge of each regional leader, creating a comparative advantage when sourcing, evaluating, and executing investment opportunities.

Competition

There are many developers, managers, and owners of apartment real estate and underdeveloped land, as well as REITs, private real estate companies, and investors, that compete with us in acquiring, developing, obtaining financing for, and disposing of apartment communities. This competition affects our ability to realize our real estate development and transactional objectives.

In addition, our apartment communities compete for residents with other housing alternatives, including other rental apartments and condominiums, and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing, as well as household formation and job creation in a particular area, could adversely affect our ability to lease apartment homes and to increase or maintain rental rates.

Taxation

Aimco

Aimco has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our initial taxable year, and intends to continue to operate in such a manner. The Code imposes various requirements related to organizational structure, distribution levels, diversity of stock ownership, and certain restrictions with regard to owned assets and categories of income that must be met in order to continue to qualify as a REIT. If Aimco continues to qualify for taxation as a REIT, Aimco will generally not be subject to United States federal corporate income tax on its taxable income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from an investment in a corporation.

Certain of our operations, or a portion thereof, are conducted through taxable REIT subsidiaries, each of which we refer to as a TRS. A TRS is a subsidiary C-corporation that has not elected REIT status and, as such, is subject to United States federal corporate income tax. We use TRS entities to perform activities that cannot be performed directly by a REIT.

The Aimco Operating Partnership

The Aimco Operating Partnership is treated as a “pass-through” entity for United States federal income tax purposes and is not subject to United States federal income taxation. Partners in the Aimco Operating Partnership, however, are subject to tax on their allocable share of partnership income, gains, losses, deductions, and credits, regardless of whether the partners receive any actual distributions of cash or other property from the Aimco Operating Partnership during the taxable year. Generally, the characterization of any particular item is determined by the Aimco Operating Partnership rather than at the partner level, and the amount of a partner’s allocable share of such item is governed by the terms of the Aimco Operating Partnership’s Partnership Agreement. The Aimco Operating Partnership is subject to tax in certain states.

Regulation

General

Apartment development is subject to various laws, ordinances, and regulations, including those concerning entitlement, building, health and safety, site and building design, environment, zoning, sales, and similar matters apply to or affect the real estate development industry.

Apartment communities and their owners are subject to various laws, ordinances, and regulations, including those related to real estate broker licensing and regulations relating to recreational facilities such as swimming pools, activity centers, and other common areas.

Changes in laws increasing the potential liability for environmental conditions existing on communities or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction, and safety requirements, may result in significant unanticipated expenditures, which could adversely affect our net income and cash flows from operating activities.

In addition, existing rent control laws, as well as future enactment of rent control or rent stabilization laws, or other laws and ordinances regulating multifamily housing, such as eviction moratoriums and governmental lockdowns, may reduce rental revenue or increase operating costs in particular markets.

Environmental

Various federal, state, and local laws subject real estate owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present. These materials may include lead-based paint, asbestos, polychlorinated biphenyls, and petroleum-based fuels. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the release or presence of such materials. In connection with the ownership of real estate, we could potentially be liable for environmental liabilities or costs associated with our real estate, whether currently owned, acquired in the future, or owned in the past. These and other risks related to environmental matters are described in more detail in Item 1A. Risk Factors.

Corporate Responsibility

Our corporate responsibility is an important part of our business. As with all other aspects of our business, our corporate responsibility program focuses on continuous improvement, to the benefit of our stockholders, our residents, our team members and our communities.

Team and Culture

Our team and culture are keys to our success. Our intentional focus on collaborative and productive culture based on respect for others and personal responsibility is reinforced by a preference for promotion from within. We focus on succession planning and talent development to produce a strong, stable team that is the enduring foundation of our success.  We offer benefits reinforcing our value of caring for each other, including paid time for parental leave, paid time annually to volunteer in local communities, and a bonus structure at all levels of the organization. We also pay full compensation benefits for team members who are actively deployed by the United States military.

We are responsible for and implement succession planning in all leadership positions, both in the short term and the long term.

We evaluate team engagement, retention, and efficiency and include those in our goals on which all team members are compensated.  Every team member is surveyed via a third-party, confidential survey on his or her annual anniversary of employment.  The team member engagement score consists of the average of the responses to the questions that comprise the engagement index, on a scale of 1 to 5, for all team members who complete the survey during the year.  Aimco’s overall team member engagement score for the 2020 Annual Lifecycle Surveys was 4.42, compared to the target of 4.20.

As of December 31, 2020, we had 52 full-time team members, approximately two-thirds performing development or transactional services with the balance managing corporate and area functions, including debt and capital market transactions, legal, finance, accounting, and other support functions. None of our employees are represented by labor unions.

Our focus on our team and culture is recognized externally, as well.  Out of hundreds of participating companies in 2020, we were one of only six recognized as a “Top Workplace” in Colorado for each of the past eight years, and were one of only two real estate companies to receive a BEST award from the Association for Talent Development in recognition of our company-wide success in talent development, marking our third consecutive year receiving this award.

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

RISKS RELATED TO BUSINESS

Adverse economic and geopolitical conditions, health crises and dislocations in the credit markets could affect our ability to collect rents and late fees from tenants, and our ability to evict tenants, in addition to having other negative effects on our business, which in turn could adversely affect our financial condition and results of operations.

Adverse economic and geopolitical conditions, local, regional, national, or international health crises and dislocations in the credit markets could negatively impact our tenants and our operations. For example, the World Health Organization declared COVID-19 to be a pandemic on March 11, 2020. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting a wide variety of measures including states of emergency, mandatory quarantines, required business and school closures, implementing “shelter in place” orders, and restricting travel. In addition, many cities and states have enacted, or are considering enacting, exceptions to contractual obligations for residents and commercial tenants, including government mandated rent delays or other abatement measures or concessions or prohibitions on lease terminations or evictions. Many experts predict that the outbreak will trigger a period of material global economic slowdown or a global recession.

Factors that have negatively impacted, or would negatively impact, our operations or those of entities in which we hold a partial interest during the COVID-19 pandemic or another health crisis, adverse economic or geopolitical event or dislocation in the credit market include:

•	our ability to collect rents and late fees on a timely basis or at all, without reductions or other concessions;
•	our ability to evict residents for non-payment and for other reasons;
•	our ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;
•	fluctuations in regional and local economies, local real estate conditions, and rental rates;
•	our ability to control incremental costs associated with COVID-19;
•	our ability to dispose of communities at all or on terms favorable to us;
•	our ability to complete developments and redevelopments and other construction projects as planned; and
•	potential litigation relating to the COVID-19 pandemic.

Given the ongoing and dynamic nature of the circumstances surrounding the COVID-19 pandemic, it is difficult to predict how significant the impact of this outbreak will be on the global economy, our residents and commercial tenants, our communities, and the operations of entities in which we hold a noncontrolling interest (including our interest in Maximus PM Mezzanine A LLC, the partnership owning the “Parkmerced Apartments”), or for how long disruptions are likely to continue. The extent of such impact will depend on developments, which are highly uncertain, rapidly evolving and cannot be predicted, including the ability to contain the virus, the duration of measures implemented, and the overall impact of these measures. Such developments, depending on their nature, duration, and intensity, could have a material adverse effect on our operating results and financial condition. The COVID-19 pandemic also may have the effect of heightening many of the other risks described below.

We do not have control over the partnership owning the Parkmerced Apartments, the operation of which could adversely affect our financial condition and results of operations.

Our indirect interest in the partnership owning the Parkmerced Apartments is subject to certain risks, including, but not limited to, exposure to the skill and capital of the controlling party and those resulting from the severe downturn in San Francisco rents, the ongoing disruption due to the COVID-19 pandemic and associated governmental response, and the current economic situation which may result in all or a portion of the loan not being repaid. Such risks could have a material adverse effect on our financial condition and results of operations.

Development, redevelopment, and construction risks could affect our profitability.

Development and redevelopment are subject to numerous risks, including the following:

•

we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third-party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

•	we may incur costs that exceed our original estimates due to increased material, labor, or other factors and costs, such as litigation and program changes;
•	we may be unable to complete construction and lease-up of an apartment community on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;
•

occupancy rates and rents at an apartment community may fail to meet our expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development of competing communities;

•	we may be unable to obtain financing, including construction loans, with favorable terms, or at all, which may cause us to delay or abandon an opportunity;
•

we may abandon opportunities that we have already begun to explore, or stop projects we have already commenced, for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover costs already incurred in exploring those opportunities;

•

we are required to pay rent to AIR on the Initial Leased Properties as defined in the Separation and Distribution Agreement with AIR (and any additional properties we may lease from them in accordance with the Master Leasing Agreement), regardless of whether our developments or redevelopments are successful;

•

we have the right to terminate our leases with AIR and may receive payment from AIR, but the price AIR generally has the option to pay in such event under the Master Leasing Agreement may be less than what a third party would have been willing to pay us if we sold such property to a third party;

•	we may incur liabilities to third parties during the development or redevelopment process and we may be faced with claims for construction defects after a property has been developed;
•	we may face opposition from local community or political groups with respect to the development, construction, or operations at a particular site;
•	health and safety incidents or other accidents on site may occur during development;
•

unexpected events or circumstances may arise during the development or redevelopment process that affect the timing of completion and the cost and profitability of the development or redevelopment; and

•	loss of a key member of a redevelopment or development team could adversely affect our ability to deliver developments and redevelopments on time and within our budget.

Some of these development risks may be heightened given current uncertain and potentially volatile market conditions. If market volatility causes economic conditions to remain unpredictable or to trend downwards, we may not achieve our expected returns on properties under development and we could lose some or all of our investments in those properties. In addition, the lead time required to develop, construct, and lease-up a development property may increase, which could adversely impact our projected returns or result in a termination of the development project.

In addition, we may serve as either the construction manager or the general contractor for our development projects. The construction of real estate projects entails unique risks, including risks that the project will fail to conform to building plans, specifications, and timetables. These failures could be caused by labor strikes, weather, government regulations, and other conditions beyond our control. In addition, we may become liable for injuries and accidents occurring during the construction process that are underinsured.

Failure to generate sufficient net operating income may adversely affect our liquidity, limit our ability to fund necessary capital expenditures, or adversely affect our ability to pay dividends or distributions.

Our ability to fund necessary capital expenditures on our communities depends on, among other things, our ability to generate net operating income in excess of required debt payments and our ability to collect on interest and principal payments due to us pursuant to the terms of our arrangement with AIR relative to their interest in the partnership owning the Parkmerced Apartments. If we are unable to fund capital expenditures on our communities, we may not be able to preserve the competitiveness of our communities, which could adversely affect their net operating income and long-term value.

Our ability to make payments to our investors depends on our ability to generate net operating income in excess of required debt payments and capital expenditure requirements and our ability to collect on interest and principal payments due to us pursuant to the terms of our arrangement with AIR relative to their interest in the partnership owning the Parkmerced Apartments. Our net operating income and liquidity may be adversely affected by events or conditions beyond our control, including:

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

We will initially be primarily dependent on AIR for our pipeline of development and redevelopment opportunities.

We will initially be primarily dependent on the pipeline of development and redevelopment opportunities that may be sourced by AIR for a significant portion of our anticipated growth and future revenue. Until we acquire additional sources of development and redevelopment opportunities, we will primarily depend on AIR. We may not be successful in identifying additional opportunities to further diversify and increase our sources of revenue and reduce our portfolio concentration in the near future or at all. The inability of AIR to source such opportunities for us efficiently or at all, could have a material adverse effect on us.

Our properties are geographically concentrated in California, Chicago, Florida, and in the Northeast region of the United States, which makes us more susceptible to regional and local adverse economic and other conditions than if we owned a more geographically diversified portfolio.

The majority of our properties are located in California, Chicago, Florida, and in the Northeast region of the United States. As a result, we are particularly susceptible to adverse economic or other conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters (including earthquakes, storms, and hurricanes), potentially adverse effects of “global warming,” and other disruptions that occur in these markets (such as terrorist activity or threats of terrorist activity and other events), any of which may have a greater impact on the value of our assets or on our operating results than if we owned a more geographically diversified portfolio.

We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners, operators, and developers of office, multifamily or retail assets, or future development assets. Our operations may also be affected if competing assets are built in these markets. Moreover, submarkets within our core markets may be dependent upon a limited number of industries. Any adverse economic or other conditions in the Northeast region of the United States or in California, or any decrease in demand for office, multifamily, or retail assets could adversely impact our financial condition and results of operations.

Our development projects may subject us to certain liabilities, and we are subject to risks associated with developing properties in partnership with others.

We may hire and supervise third-party contractors to provide construction, engineering, and various other services for development projects. Certain of these contracts may be structured such that we are the principal rather than the agent. As a result, we may assume liabilities in the course of the project and be subjected to, or become liable for, claims for construction defects, negligent performance of work or other similar actions by third parties we have engaged.

Adverse outcomes of disputes or litigation could negatively impact our business, results of operations, and financial condition, particularly if we have not limited the extent of the damages for which we may be liable, or if our liabilities exceed the amounts of the insurance that we carry. Moreover, our tenants may seek to hold us accountable for the actions of contractors because of our role even if we have technically disclaimed liability as a legal matter, in which case we may determine it necessary to participate in a financial settlement for purposes of preserving the tenant or customer relationship or to protect our corporate brand. Acting as a principal may also mean that we pay a contractor before we have been reimbursed by our tenants. This exposes us to additional risks of collection in the event of a bankruptcy, insolvency, or a condominium purchaser default. The reverse can occur as well, where a contractor we have paid files for bankruptcy protection or commits fraud with the funds before completing a project that we have funded in part or in full.

Additionally, we may use partnerships and limited liability companies to develop some of our real estate investments. Acting through our wholly owned subsidiaries, we typically will be the general partner or managing member in these partnerships or limited liability companies. There are, however, instances in which we may not control or even participate in management or day-to-day operations of these properties. The use of partnerships and limited liability companies involve special risks associated with the possibility that:

•	a partner or member may have interests or goals inconsistent with ours;
•	a general partner or managing member may take actions contrary to our instructions, requests, policies, or objectives with respect to our real estate investments;
•	a partner or member could experience financial difficulties that prevent it from fulfilling its financial or other responsibilities to the project; or

•	a partner may not fulfill its contractual obligations.

In the event any of our partners or members file for bankruptcy, we could be precluded from taking certain actions affecting our project without bankruptcy court approval, which could diminish our control over the project even if we were the general partner or managing member. In addition, if the bankruptcy court were to discharge the obligations of our partner or member, it could result in our ultimate liability for the project being greater than originally anticipated.

Further, disputes between us and a partner may result in litigation or arbitration that may increase our expenses and prevent our management from focusing their time and attention on our business.

To the extent we are a general partner, we may be exposed to unlimited liability, which may exceed our investment or equity in the partnership. If one of our subsidiaries is a general partner of a particular partnership, it may be exposed to the same kind of unlimited liability.

Development of properties may entail a lengthy, uncertain, and costly entitlement process.

Approval to develop real property sometimes requires political support and generally entails an extensive entitlement process involving multiple and overlapping regulatory jurisdictions and often requires discretionary action by local governments. Real estate projects must generally comply with local land development regulations and may need to comply with state and federal regulations. We may incur substantial costs to comply with legal and regulatory requirements. An increase in legal and regulatory requirements may cause us to incur substantial additional costs, or in some cases cause us to determine that the property is not feasible for development. In addition, our competitors and local residents may challenge our efforts to obtain entitlements and permits for the development of properties. The process to comply with these regulations is usually lengthy and costly, may not result in the approvals we seek, and can be expected to materially affect our development activities.

Government regulations and legal challenges may delay the start or completion of the development of our communities, increase our expenses or limit our building of apartments or other activities.

Various local, state, and federal statutes, ordinances, rules, and regulations concerning building, health and safety, site and building design, environment, zoning, sales, and similar matters apply to or affect the real estate development industry. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained depends on factors beyond our control, such as changes in federal, state, and local policies, rules and regulations, and their interpretations and application.

Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. If municipalities in which we operate take such actions, it could have an adverse effect on our business by causing delays, increasing our costs, or limiting our ability to operate in those municipalities. These measures may reduce our ability to develop apartment communities and to build and sell other real estate development projects in the affected markets, including with respect to land we may already own, and create additional costs and administration requirements, which in turn may harm our future sales, margins, and earnings.

In addition, there is a variety of legislation being enacted, or considered for enactment, at the federal, state, and local level relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct buildings. Such environmental laws may affect, for example, how we manage storm water runoff, wastewater discharges, and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become more costly to comply with. In addition, it is possible that some form of expanded energy efficiency legislation may be passed by the U.S. Congress or federal agencies and certain state legislatures, which may, despite being phased in over time, significantly increase our costs of building apartment communities and the sale price to our buyers and adversely affect our sales volumes. We may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law.

Energy-related initiatives affect a wide variety of companies throughout the United States and the world and, because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy-related taxes and regulations. Our noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocations, and other sanctions.

Governmental regulation affects not only construction activities but also sales activities, mortgage lending activities, and other dealings with consumers. Further, government agencies routinely initiate audits, reviews, or investigations of our business practices to ensure compliance with applicable laws and regulations, which can cause us to incur costs or create other disruptions in our business that can be significant. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, whether brought by governmental authorities or private parties.

Competition could limit our ability to lease apartment homes, increase or maintain rents or execute our development strategy.

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

In addition, there are many developers, managers, and owners of apartment real estate and underdeveloped land, as well as REITs, private real estate companies, and investors, that compete with us, some of whom have greater financial resources and market share than us. If our competitors prevent us from realizing our real estate development objectives, our performance may fall short of our expectations and adversely affect our business.

Because real estate investments are relatively illiquid, we may not be able to sell apartment communities or other assets when appropriate.

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

Various federal, state, and local laws subject real estate owners or operators to liability for management, and the costs of removal or remediation of certain potentially hazardous materials that may be present in the land or buildings. Potentially hazardous materials may include polychlorinated biphenyls, petroleum-based fuels, lead-based paint, or asbestos, among other materials. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such real estate as well as the ability to sell or finance such real estate. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions, damages to natural resources, and for potential fines or penalties in connection with such damage or with respect to the improper management of hazardous materials. Moreover, private plaintiffs may potentially make claims for investigation and remediation costs they incur, or personal injury, disease, disability, or other infirmities related to the alleged presence of hazardous materials at an apartment community. In addition to potential environmental liabilities or costs associated with our current real estate, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future, or real estate we no longer own or operate.

Rent control laws and other regulations that limit our ability to increase rental rates may negatively impact our rental income and profitability.

State and local governmental agencies may introduce rent control laws or other regulations that limit our ability to increase rental rates, which may affect our rental income. Especially in times of recession and economic slowdown, rent control initiatives can acquire significant political support. If rent controls unexpectedly became applicable to certain of our properties, our revenue from and the value of such properties could be adversely affected.

Laws benefiting disabled persons may result in our incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990 (“ADA”), all places intended to be used by the public are required to meet certain federal requirements related to access and use by disabled persons. The Fair Housing Amendments Act of 1988 (“FHAA”), requires apartment communities first occupied after March 13, 1991, to comply with design and construction requirements for disabled access. For those apartment communities receiving federal funds, the Rehabilitation Act of 1973 also has requirements regarding disabled access. These and federal, state, and local laws may require structural modifications to our apartment communities or changes in policy/practice, or affect renovations of the communities. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that our apartment communities are substantially in compliance with present requirements, we may incur unanticipated expenses to comply with the ADA, the FHAA, and the Rehabilitation Act of 1973 in connection with the ongoing operation or redevelopment of our apartment communities.

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

Although we are insured for certain risks, the cost of insurance, increased claims activity, or losses resulting from casualty events may affect our financial condition and results of operations.

We are insured for a portion of our real estate assets’ exposure to casualty losses resulting from fire, earthquake, hurricane, tornado, flood, and other perils, which insurance is subject to deductibles and self-insurance retention. We recognize casualty losses or gains based on the net book value of the affected asset and the amount of any related insurance proceeds. In many instances, the actual cost to repair or replace the apartment community may exceed its net book value and any insurance proceeds. We recognize the uninsured portion of losses as casualty losses in the periods in which they are incurred. In addition, we are self-insured for a portion of our exposure to third-party claims related to our employee health insurance plans, workers’ compensation coverage, and general liability exposure. With respect to our exposure to claims of third parties, we establish reserves at levels that reflect our known and estimated losses. The ultimate cost of losses and the impact of unforeseen events may vary materially from recorded reserves, and variances may adversely affect our operating results and financial condition. We purchase insurance to reduce our exposure to losses and limit our financial losses on large individual risks. The availability and cost of insurance are determined by market conditions outside our control. No assurance can be made that we will be able to obtain and maintain insurance at the same levels and on the same terms as we do today. If we are not able to obtain or maintain insurance in amounts, we consider appropriate for our business, or if the cost of obtaining such insurance increases materially, we may have to retain a larger portion of the potential loss associated with our exposures to risks.

Natural disasters and severe weather may affect our financial condition and results of operations.

Natural disasters such as earthquakes and severe weather such as hurricanes may result in significant damage to our real estate assets. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather event (such as a hurricane) affecting a region may have a significant adverse effect on our financial condition and results of operations. We cannot accurately predict natural disasters or severe weather, or the number and type of such events that will affect us. As a result, our operating and financial results may vary significantly from one period to the next. Although we anticipate and plan for losses, there can be no assurance that our financial results will not be adversely affected by our exposure to losses arising from natural disasters or severe weather in the future that exceed our previous experience and assumptions.

We depend on our senior management.

Our success and our ability to implement and manage anticipated future growth depend, in large part, upon the efforts of our senior management team, who have extensive market knowledge and relationships, and exercise substantial influence over our operational, financing, acquisition, and disposition activity. Members of our senior management team have national or regional industry reputations that attract business and investment opportunities and assist us in negotiations with lenders, existing and potential tenants, and other industry participants. The loss of services of one or more members of our senior management team, or our inability to attract and retain similarly qualified personnel, could adversely affect our business, diminish our investment opportunities, and weaken our relationships with lenders, business partners, existing and prospective tenants, and industry participants, which could adversely affect our financial condition, results of operations, and cash flow.

We rely on AIR to manage a majority of our properties. If AIR fails to efficiently manage such properties, tenants may not renew their leases, or we may become subject to unforeseen liabilities.

A majority of our properties are managed by AIR. We do not supervise AIR or its managers and employees on a day-to-day basis and we cannot assure you that they will manage such properties in a manner that is consistent with their obligations under our agreements, that they will not be negligent in their performance or engage in any criminal or fraudulent activity, or that they will not otherwise default on their management obligations to us. If any of the foregoing occurs, the relationships with our tenants at such properties could be damaged, which may cause the tenants not to renew their leases, and we could incur liabilities resulting from loss or injury to the properties or to persons at the properties. If we are unable to lease the properties or we become subject to significant liabilities as a result of AIR’s management performance, our financial condition and results of operations could be substantially harmed.

In addition to property management services, we depend on AIR to support certain of our property’s operations, and any adverse changes in the financial health of AIR or our relationship with it could hinder AIR’s ability to successfully manage our operations.

We are dependent on AIR to support certain of our property’s operations pursuant to the Property Management Agreement. Any adverse changes in the financial condition of AIR, AIR’s ability to retain or replace its employees, or our relationship with AIR, could hinder AIR’s ability to successfully manage our operations, which would materially adversely affect our financial condition and results of operations.

Our business and operations would suffer in the event of significant disruptions or cyberattacks of our information technology systems or our failure to comply with laws, rules and regulations related to privacy and data protection.

Information technology, communication networks, and related systems are essential to the operation of our business. We use these systems to manage our vendor relationships, internal communications, accounting and record-keeping systems, and many other key aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks, which also depend on the strength of our procedures and the effectiveness of our internal controls. Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks.

Despite system redundancy, risk transfer, insurance, indemnification, the implementation of security measures, required employee awareness training, and the existence of a disaster recovery plan for our internal information technology systems, our systems, and systems maintained by third-party vendors with which we do business are vulnerable to damage from any number of sources. We face risks associated with energy blackouts, natural disasters, terrorism, war, telecommunication failures, and cyberattacks and intrusions, such as computer viruses, malware, attachments to emails, intrusion, and unauthorized access, including from persons inside our organization or from persons outside our organization with access to our systems. We may also incur additional costs to remedy damages caused by such disruptions. Although we make efforts to maintain the security and integrity of our systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information (which may be confidential, proprietary, or commercially sensitive in nature), and a loss of confidence in our security measures, which could harm our business.

We also are subject to laws, rules, and regulations in the United States, such as the California Consumer Protection Act (the “CCPA” (which became effective on January 1, 2020)), relating to the collection, use, and security of employee and other data. Evolving compliance and operational requirements under the CCPA and the privacy and data security laws of other jurisdictions in which we operate impose significant costs that are likely to increase over time. Our failure to comply with laws, rules, and regulations related to privacy and data protection could harm our business or reputation.

“ROFO/Purchase Option” provisions, such as in our Master Leasing Agreement, may discourage third parties from negotiating with us with respect to the sale of our real property.

During the term of the Master Leasing Agreement, AIR will have a purchase option on the direct or indirect transfer of any real property owned or, subject to the consent of the landlord, leased by us (including indirect transfers pursuant to a transfer of equity interests in any of our subsidiaries that owns or leases such real property) and any rights to acquire real property, but excluding any property leased from AIR pursuant to the Master Leasing Agreement, with respect to real property for which redevelopment has been substantially completed by Aimco (if applicable) and that has reached a specified occupancy for a minimum time period and a right of first offer with respect to stabilized properties that Aimco is under contract to purchase, but excluding any such transfers in respect of certain of the operating properties. This right of first offer and purchase option may discourage third parties from negotiation with us with respect to the sale of our real property and may limit the number of interested buyers, and further may prevent us from receiving the maximum price that we may otherwise have obtained for such properties.

There may be, or there may be the appearance of, conflicts of interest in our relationship with AIR.

There may be, or there may be the appearance of, conflicts of interest in our relationship with AIR. The Separation was designed to minimize conflicts of interest between us and AIR, however, there can be no assurance that such conflicts don’t exist.

Although we and AIR each have an independent board of directors and independent management and are incentivized to make decisions that are in the best interests of its respective business, Mr. Considine, along with Messrs. Miller and Stein, serve on both our and AIR’s boards of directors, however, such directors will recuse themselves from voting as members of either board of directors during the approval or disapproval of any transactions between the two companies.

The agreements between us and AIR generally do not limit or restrict AIR or its affiliates from engaging in any business or managing other entities that engage in business of the type conducted by us. Although we and AIR do not generally engage in the same business, AIR and its affiliates may in the future determine to redevelop or develop apartment communities and other real estate assets, some of which may be in close proximity to certain of our apartment communities. Certain business opportunities appropriate for us may also in the future be appropriate for AIR or its affiliates, and we may compete with AIR for certain business opportunities. This may cause us to compete with AIR for business opportunities or result in a change in our current business strategy.

Actual, potential, or perceived conflicts could give rise to investor dissatisfaction, settlements with stockholders, litigation or regulatory inquiries or enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual, or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities, and a resulting increased risk of litigation and regulatory enforcement actions.

Our business could be negatively affected as a result of the actions of activist stockholders.

Publicly traded companies have increasingly become subject to campaigns by investors advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases, or even sales of assets or the entire company. Given our stockholder composition and other factors, it is possible our stockholders or future activist stockholders may attempt to effect such changes. Responding to proxy contests and other actions by such activist stockholders or others would be costly and time-consuming, disrupt our operations and divert the attention of our board of directors and senior management team from the pursuit of business strategies, which could adversely affect our results of operations and financial condition. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of the board of directors may lead to the perception of a change in the direction of the business, instability or lack of continuity, which may be exploited by our competitors, cause concern to our current or potential lenders, partners, or others with whom we do business, and make it more difficult to attract and retain qualified personnel.

RISKS RELATED TO OUR INDEBTEDNESS AND FINANCING

Our debt financing could result in foreclosure of our apartment communities, prevent us from making distributions on our equity, or otherwise adversely affect our liquidity.

On December 16, 2020, we entered into a new revolving secured credit facility. In connection with the Separation, certain of our subsidiaries retained existing secured property-level debt equal to approximately $449.5 million and another became the obligator on two notes payable to the subsidiaries of AIR with an aggregated principal amount equal to approximately $534.1 million (“Notes Payable to AIR”). Over time, we may become party to one or more additional financing arrangements, including credit facilities or other bank debt, bonds, and mortgage financing.

In connection with such financing activities, we are subject to the risk that our cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that our indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of then-existing indebtedness. If we fail to make required payments of principal and interest on our non-recourse debt, our lenders could foreclose on the apartment communities and other collateral securing such debt, which would result in the loss to us of income and asset value. As of December 31, 2020, a significant number of our apartment communities are encumbered by property debt or serve as collateral for the Notes Payable to AIR. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our communities or pay distributions required to maintain our qualification as a REIT.

Disruptions in the financial markets could affect our ability to obtain financing and the cost of available financing and could adversely affect our liquidity.

Our ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets. During periods of economic uncertainty, the United States credit markets may experience significant liquidity disruptions, which may cause the spreads on debt financings to widen considerably and make obtaining financing, both non-recourse property debt and corporate borrowings such as those under our credit facilities, more difficult. In particular, apartment borrowers have benefited from the historic willingness of the Federal National Mortgage Association (“Fannie Mae”), and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), to make substantial amounts of loans secured by multifamily properties, even in times of economic distress. These two lenders are federally chartered and subject to federal regulation, which is subject to change, making uncertain their prospects and ability to provide liquidity in a future downturn.

If our ability to obtain financing is adversely affected, we may be unable to satisfy scheduled maturities on existing financing through other sources of liquidity, which could result in lender foreclosure on the apartment communities securing such debt and loss of income and asset value, both of which would adversely affect our liquidity.

Increases in interest rates would increase our interest expense and reduce our profitability, and the potential phasing out of LIBOR after 2021 may affect our financial results.

Our new revolving secured credit facility contains variable-rate interest and may be based, in part, on LIBOR. An increase or decrease in LIBOR would likely increase or decrease our interest expense. An increase in interest expense may affect our profitability.

In addition, in July 2017, the Financial Conduct Authority, which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In 2018, the Alternative Reference Rates Committee identified the Secured Overnight Financing Rate (“SOFR”), as the alternative to LIBOR. Whether or not SOFR attains market traction as a LIBOR replacement remains a question, and the future of LIBOR at this time is uncertain. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. Due to the broad use of LIBOR as a reference rate, all financial market participants, including us, are impacted by the risks associated with this transition. To the extent any of our new revolving secured credit facility is expected to have a variable-rate interest based, in part, on LIBOR and, if LIBOR is no longer available, an alternative benchmark index will likely be proposed to replace it. Accordingly, any of these proposals or the resulting consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results, and cash flows.

Covenant restrictions may limit our operations and impact our ability to make payments to our investors.

Some of our existing and/or future debt and other securities may contain covenants that restrict our activities. These may include covenants that limit our operations or impact our ability to make distributions or other payments unless certain financial tests or other criteria are satisfied, as well as certain other customary affirmative and negative covenants.

We may increase leverage in executing our development plan, which could further exacerbate the risks associated with our substantial indebtedness.

We may decide to increase our leverage to execute our development plan. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. Although our credit facilities may limit our ability to incur additional indebtedness, our governing documents do not limit the amount of debt we may incur, and we may change our target debt levels at any time without the approval of our stockholders. We may incur additional indebtedness from time to time in the future to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our indebtedness could intensify.

RISKS RELATED TO THE SEPARATION

We may be unable to achieve some or all of the benefits that we expect to achieve from the Separation.

Following the Separation, we and AIR are two, focused and independent companies. We may not be able to achieve some or all of the benefits that we expect to achieve as a company independent from AIR in the time we expect, if at all. For instance, it may take longer than anticipated for us to, or we may never, succeed in growing our revenues through our development and redevelopment business.

The Separation could give rise to disputes or other unfavorable effects, which could materially and adversely affect our business, financial position or results of operations.

In connection with the Separation, we entered into a Separation and Distribution Agreement with AIR, effective as of December 15, 2020 (the “Separation Agreement”), which, among other things, contains the agreements among the parties regarding the principal transactions necessary to effect the Separation. It also sets forth other agreements that govern certain aspects of the parties’ ongoing relationship after the completion of the Separation. The Separation may lead to increased operating and other expenses, of both a nonrecurring and a recurring nature, and to changes to certain operations, which expenses or changes could arise pursuant to arrangements made between AIR and us or could trigger contractual rights of, and obligations to, third parties. Disputes with third parties could also arise out of these transactions, and we could experience unfavorable reactions to the Separation from employees, lenders, ratings agencies, regulators, OP unitholders or other interested parties. These increased expenses, changes to operations, disputes with third parties or other effects could materially and adversely affect our business, financial position or results of operations. In addition, following the Separation, disputes with AIR could arise in connection with each of the Separation Agreement, the Employee Matters Agreement, the Property Management Agreements, the Master Services Agreement, the Master Leasing Agreement, or certain other agreements.

Although we have endeavored to enter into agreements on market terms, our agreements with AIR may not reflect terms that would have resulted from arm’s-length negotiations with unaffiliated third parties.

The agreements related to the Separation, including the Separation Agreement, the Employee Matters Agreement, the Property Management Agreements, the Master Services Agreement, the Master Leasing Agreement, and certain other agreements were entered into in the context of the Separation while both companies were under common control. As a result, although we endeavored to enter into these agreements on market terms, they may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. The terms of the agreements entered into in the context of the Separation concern, among other things, allocation of assets and liabilities attributable to periods prior to the Separation and the rights and obligations, including certain indemnification obligations, of AIR and us after the Separation, certain services provided by us to AIR and by AIR to us after the Separation, and our lease from AIR of the Initial Leased Properties.

Following the Separation, we may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company.

Following the Separation, AIR hired substantially all of Aimco’s existing employees (including Aimco’s existing property management employees), and Aimco retained approximately 50 employees. We have no significant historical operations as a company independent from AIR and did not, following the Separation, have the infrastructure or personnel necessary to operate as an independent company without relying on AIR to provide certain services (such as those related to technology, payroll, etc.) on an ongoing basis. In connection with the Separation, we entered into a Master Services Agreement with AIR pursuant to which AIR will provide certain services to us to allow us to benefit from certain cost efficiencies in sharing certain resources and personnel. As a separate publicly traded company, Aimco is subject to, and responsible for, regulatory compliance, including periodic public filings with the SEC and compliance with the NYSE continued listing requirements as well as compliance with generally applicable tax and accounting rules, certain elements of which may rely on services provided by AIR under the Master Services Agreement. Because our business has not been operated as a separate company, we cannot assure you that it will be able to successfully implement the infrastructure or retain or hire the personnel necessary to operate as a separate company or that we will not incur costs in excess of anticipated costs to establish such infrastructure and retain or hire such personnel. Because we will not be permitted under the terms of the Master Services Agreement to terminate certain services before the completion of the applicable term, we may be obligated to pay rates for the services higher than those a third party would have paid or that we could have provided to ourselves.

RISKS RELATED TO TAX LAWS AND REGULATIONS

Aimco may fail to qualify as a REIT.

If Aimco fails to qualify as a REIT, Aimco will not be allowed a deduction for dividends paid to its stockholders in computing its taxable income and will be subject to United States federal income tax at regular corporate rates. This would substantially reduce our funds available for general corporate usage or for distribution to our investors. Unless entitled to relief under certain provisions of the Code, Aimco also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT. In addition, Aimco’s failure to qualify as a REIT may place us in default under our credit facilities.

We believe that Aimco operates, and has since its taxable year ended December 31, 1994, operated, in a manner that enables it to meet the requirements for qualification and taxation as a REIT. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Moreover, even a technical or inadvertent mistake could jeopardize our REIT status. Aimco’s continued qualification as a REIT will depend on its satisfaction of certain asset, income, investment, organizational, distribution, stockholder ownership, and other requirements on a continuing basis. Aimco’s ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Aimco’s compliance with the REIT annual income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the Internal Revenue Service (the “IRS”), will not contend that our interests in subsidiaries or other issuers constitutes a violation of the REIT requirements. Moreover, future economic, market, legal, tax, or other considerations may cause Aimco to fail to qualify as a REIT, or the board of directors of Aimco may determine to revoke its REIT status.

REIT distribution requirements limit our available cash.

As a REIT, Aimco is subject to annual distribution requirements. Aimco pays distributions, including taxable stock dividends, intended to enable Aimco to satisfy its distribution requirements. This limits the amount of cash available for other business purposes, including amounts to fund our growth. Aimco generally must distribute annually at least 90% of its “real estate investment trust taxable income,” which is generally equivalent to net taxable ordinary income, determined without regard to the dividends paid deduction and excluding any net capital gain, in order for its distributed earnings not to be subject to United States federal corporate income tax. We intend to make distributions to Aimco’s stockholders to comply with the requirements applicable to REITs under the Code (which may be all cash or combination of cash and stock satisfying the requirements of applicable law). However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell apartment communities or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code.

Aimco may be subject to federal, state, and local income taxes in certain circumstances.

Even as a REIT, Aimco may be subject to United States federal income and excise taxes in various situations, such as on its undistributed income. Aimco could also be required to pay a 100% tax on any net income on non-arm’s-length transactions between Aimco and a taxable REIT subsidiary (“TRS”) and on any net income from sales of apartment communities that were held for sale primarily in the ordinary course. State and local tax laws may not conform to the United States federal income tax treatment, and Aimco may be subject to state or local taxation in various state or local jurisdictions in which Aimco transacts business. Any taxes imposed on Aimco would reduce our operating cash flow and net income and could negatively impact our ability to pay dividends and distributions.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

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

C-corporations are generally required to pay United States federal income tax on earnings. After tax earnings are then available for stockholder dividends. The maximum United States federal tax rate applicable to income from “qualified dividends” payable to United States stockholders that are individuals, trusts, and estates is currently 20%, plus the 3.8% investment tax surcharge. While dividends payable by REITs are generally not eligible for the qualified dividend reduced rates, stockholders that are individuals, trusts, or estates, and meet certain requirements, may generally deduct 20% of the aggregate amount of ordinary dividends from REITs. This deduction is available for taxable years beginning after December 31, 2017, and before January 1, 2026, and will generally cause the maximum tax rate for ordinary dividends from REITs to be 29.6%, plus the 3.8% investment tax surcharge. The more favorable tax rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts, and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including Aimco Common Stock.

Complying with the REIT requirements may cause Aimco to forgo otherwise attractive business opportunities.

To qualify as a REIT, Aimco must continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts distributed to Aimco stockholders, and the ownership of Aimco stock. As a result of these tests, Aimco may be required to make distributions to stockholders at disadvantageous times or when Aimco does not have funds readily available for distribution, forgo otherwise attractive investment opportunities, liquidate assets in adverse market conditions, or contribute assets to a TRS that is subject to regular corporate federal income tax.

Changes to United States federal income tax laws could materially and adversely affect Aimco and Aimco’s stockholders.

The present United States federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the United States federal income tax treatment of an investment in Aimco Common Stock. The United States federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the IRS, and the United States Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. We cannot predict how changes in the tax laws might affect Aimco or Aimco’s stockholders. Revisions in federal tax laws and interpretations thereof could significantly and negatively affect Aimco’s ability to qualify as a REIT and the tax considerations relevant to an investment in Aimco Common Stock, or could cause Aimco to change its investments and commitments.

RISKS RELATED TO AIMCO OPERATING PARTNERSHIP UNITS

There are restrictions on the ability to transfer and redeem Aimco Operating Partnership Units, there is no public market for Aimco Operating Partnership Units and holders of Aimco Operating Partnership Units are subject to dilution.

The Aimco Operating Partnership agreement restricts the transferability of Aimco Operating Partnership Units (“OP Units”). Until the expiration of a one-year holding period, subject to certain exceptions, investors may not transfer OP Units without the consent of Aimco Operating Partnership’s general partner. Thereafter, investors may transfer such OP Units subject to the satisfaction of certain conditions, including the general partner’s right of first refusal. In addition, after the expiration of the one-year holding period, investors have the right, subject to the terms of Aimco Operating Partnership’s agreement, to require Aimco Operating Partnership to redeem all or a portion of such investor’s OP Units (in exchange for shares of Aimco Common Stock or cash, in Aimco Operating Partnership’s discretion) once per quarter on an exchange date set by Aimco Operating Partnership, provided such investor provides notice at least 45 days prior to the quarterly exchange date. See “Description of Aimco Operating Partnership Units and Summary of Aimco Operating Partnership Agreement—Redemption Rights of Qualifying Parties”. There is no public market for the OP Units. Aimco Operating Partnership has no plans to list any OP Units on a securities exchange. It is unlikely that any person will make a market in the OP Units, or that an active market for the OP Units will develop. If a market for the OP Units develops and the OP Units are considered “readily tradable” on a “secondary market (or the substantial equivalent thereof),” Aimco Operating Partnership would be classified as a publicly traded partnership for U.S. federal income tax purposes, which could have a material adverse effect on Aimco Operating Partnership and its unitholders.

In addition, Aimco Operating Partnership may issue an unlimited number of additional OP Units or other securities for such consideration and on such terms as it may establish, without the approval of the holders of OP Units. Such securities could have priority over the OP Units as to cash flow, distributions, and liquidation proceeds. The effect of any such issuance may be to dilute the interests of holders of OP Units.

Cash distributions by Aimco Operating Partnership are not guaranteed and may fluctuate with partnership performance.

Aimco Operating Partnership does not intend to make regular distributions to holders of OP Units (other than what is required for Aimco to maintain its REIT status). There can be no assurance regarding the amounts of available cash that Aimco Operating Partnership will generate or the portion that its general partner will choose to distribute. The actual amounts of available cash will depend upon numerous factors, including profitability of operations, required principal and interest payments on its debt, the cost of acquisitions (including related debt service payments), its issuance of debt and equity securities, fluctuations in working capital, capital expenditures, adjustments in reserves, prevailing economic conditions, and financial, business, and other factors, some of which may be beyond Aimco Operating Partnership’s control. Cash distributions depend primarily on cash flow, including from reserves, and not on profitability, which is affected by non-cash items. Therefore, cash distributions may be made during periods when the Aimco Operating Partnership records losses and may not be made during periods when it records profits. The Aimco Operating Partnership agreement gives the general partner discretion in establishing reserves for the proper conduct of the partnership’s business that will affect the amount of available cash. Aimco Operating Partnership may be required to make reserves for the future payment of principal and interest under its credit facilities and other indebtedness. In addition, Aimco Operating Partnership’s credit facilities may limit its ability to distribute cash to holders of OP Units. As a result of these and other factors, there can be no assurance regarding actual levels of cash distributions on OP Units, and Aimco Operating Partnership’s ability to distribute cash may be limited during the existence of any events of default under any of its debt instruments.

Holders of Aimco OP Units have limited voting rights and are limited in their ability to effect a change of control.

Aimco Operating Partnership is managed and operated by its general partner, Aimco. Unlike the holders of common stock in a corporation, holders of OP Units have only limited voting rights on matters affecting Aimco Operating Partnership’s business. Such matters relate to certain amendments of the partnership agreement and certain transactions such as the institution of bankruptcy proceedings, an assignment for the benefit of creditors and certain transfers by the general partner of its interest in Aimco Operating Partnership or the admission of a successor general partner. Holders of OP Units have no right to elect the general partner on an annual or other continuing basis, or to remove the general partner. As a result, holders of OP Units have limited influence on matters affecting the operation of Aimco Operating Partnership, and third parties may find it difficult to attempt to gain control over, or influence the activities of, Aimco Operating Partnership.

The limited partners of Aimco Operating Partnership are unable to remove the general partner of Aimco Operating Partnership or to vote in the election of Aimco’s directors unless they own shares of Aimco. In order to comply with specific REIT tax requirements, Aimco’s charter has restrictions on the ownership of its equity securities. As a result, Aimco Operating Partnership limited partners and Aimco stockholders are limited in their ability to effect a change of control of Aimco Operating Partnership and Aimco, respectively.

Holders of OP Units may not have limited liability in specific circumstances.

The limitations on the liability of limited partners for the obligations of a limited partnership have not been clearly established in some states. If it were determined that Aimco Operating Partnership had been conducting business in any state without compliance with the applicable limited partnership statute, or that the right or the exercise of the right by the holders of OP Units as a group to make specific amendments to the agreement of limited partnership or to take other action under the agreement of limited partnership constituted participation in the “control” of Aimco Operating Partnership’s business, then a holder of OP Units could be held liable under specific circumstances for Aimco Operating Partnership’s obligations to the same extent as the general partner.

Aimco may have conflicts of interest with holders of OP Units.

Conflicts of interest could arise in the future as a result of the relationships between the general partner of Aimco Operating Partnership and its affiliates (including Aimco), on the one hand, and Aimco Operating Partnership or any partner thereof, on the other. The directors and officers of the general partner have fiduciary duties to manage the general partner in a manner beneficial to Aimco, as the sole stockholder of the general partner. At the same time, as the general partner of Aimco Operating Partnership, it has fiduciary duties to manage Aimco Operating Partnership in a manner beneficial to Aimco Operating Partnership and its limited partners. The duties of the general partner of Aimco Operating Partnership to Aimco Operating Partnership and its partners may therefore come into conflict with the duties of the directors and officers of the general partner to its sole stockholder, Aimco. Such conflicts of interest might arise in the following situations, among others:

•

decisions of the general partner with respect to the amount and timing of cash expenditures, borrowings, issuances of additional interests and reserves in any quarter, will affect whether or the extent to which there is available cash to make distributions in a given quarter;

•

whenever possible, the general partner seeks to limit Aimco Operating Partnership’s liability under contractual arrangements to all or particular assets of Aimco Operating Partnership, with the other party thereto having no recourse against the general partner or its assets;

•

any agreements between Aimco Operating Partnership and the general partner and its affiliates will not grant to the holders of OP Units, separate and distinct from Aimco Operating Partnership, the right to enforce the obligations of the general partner and such affiliates in favor of Aimco Operating Partnership. Therefore, the general partner, in its capacity as the general partner of Aimco Operating Partnership, will be primarily responsible for enforcing such obligations; and

•

under the terms of the Aimco Operating Partnership agreement, the general partner is not restricted from causing Aimco Operating Partnership to pay the general partner or its affiliates for any services rendered on terms that are fair and reasonable to Aimco Operating Partnership or entering into additional contractual arrangements with any of such entities on behalf of Aimco Operating Partnership. Neither the Aimco Operating Partnership agreement nor any of the other agreements, contracts, and arrangements between Aimco Operating Partnership, on the one hand, and the general partner of Aimco Operating Partnership and its affiliates, on the other, are or will be the result of arm’s-length negotiations.

Provisions in the Aimco Operating Partnership agreement may limit the ability of a holder of OP Units to challenge actions taken by the general partner.

Delaware law provides that, except as provided in a partnership agreement, a general partner owes the fiduciary duties of loyalty and care to the partnership and its limited partners. The Aimco Operating Partnership agreement expressly authorizes the general partner to enter into, on behalf of Aimco Operating Partnership, a right of first opportunity arrangement and other conflict avoidance agreements with various affiliates of Aimco Operating Partnership and the general partner, on such terms as the general partner, in its sole and absolute discretion, believes are advisable. The latitude given in the Aimco Operating Partnership agreement to the general partner in resolving conflicts of interest may significantly limit the ability of a holder of OP Units to challenge what might otherwise be a breach of fiduciary duty. The general partner believes, however, that such latitude is necessary and appropriate to enable it to serve as the general partner of Aimco Operating Partnership without undue risk of liability.

The Aimco Operating Partnership agreement limits the liability of the general partner for actions taken in good faith. Aimco Operating Partnership’s partnership agreement expressly limits the liability of the general partner by providing that the general partner, and its officers and directors, will not be liable or accountable in damages to Aimco Operating Partnership, the limited partners, or assignees for errors in judgment or mistakes of fact or law or of any act or omission if the general partner or such director or officer acted in good faith. In addition, Aimco Operating Partnership is required to indemnify the general partner, its affiliates, and their respective officers, directors, employees, and agents to the fullest extent permitted by applicable law, against any and all losses, claims, damages, liabilities, joint or several, expenses, judgments, fines, and other actions incurred by the general partner or such other persons, provided that Aimco Operating Partnership will not indemnify for (i) willful misconduct or a knowing violation of the law or (ii) for any transaction for which such person received an improper personal benefit in violation or breach of any provision of the partnership agreement. The provisions of Delaware law that allow the common law fiduciary duties of a general partner to be modified by a partnership agreement have not been resolved in a court of law, and the general partner has not obtained an opinion of counsel covering the provisions set forth in the Aimco Operating Partnership agreement that purport to waive or restrict the fiduciary duties of the general partner that would be in effect under common law were it not for the partnership agreement.

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE

Aimco Operating Partnership and its subsidiaries may be prohibited from making distributions and other payments.

All of Aimco Operating Partnership’s real estate assets are owned by subsidiaries of Aimco Operating Partnership. As a result, Aimco Operating Partnership depends on distributions and payments from its subsidiaries in order to satisfy our financial obligations and make payments to our equity holders, as applicable. The ability of Aimco Operating Partnership and its subsidiaries to make such distributions and other payments depends on their earnings and cash flows and may be subject to statutory or contractual limitations. As an equity investor in the REIT subsidiaries and our subsidiaries, our right to receive assets upon their liquidation or reorganization are effectively subordinated to the claims of their creditors and any holders of preferred equity senior to our equity investments. To the extent that we are recognized as a creditor of such subsidiaries, our claims may still be subordinate to any security interest in or other lien on their assets and to any of their debt or other obligations that are senior to our claims.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Additional information about our consolidated real estate, including property debt, is contained in “Schedule III - Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K.

Our portfolio consists primarily of market rate apartment communities in which we own a substantial interest. Our portfolio of operating properties includes garden style, mid-rise, and high-rise apartment communities located in 12 states and the District of Columbia. In addition, we own Hamilton on the Bay and majority interests in 1001 Brickell Bay Drive and Upton Place.

Below is a summary of the properties in our portfolio as of December 31, 2020:

Property Name	Location	Apartment Homes	Property Type
118-122 West 23rd Street	New York, NY	42	Operating
1045 on the Park Apartments Homes	Atlanta, GA	30	Operating
2200 Grace	Lombard, IL	72	Operating
2900 on First Apartments	Seattle, WA	135	Operating
173 E. 90th Street	New York, NY	72	Operating
237-239 Ninth Avenue	New York, NY	36	Operating
Bank Lofts	Denver, CO	125	Operating
Bluffs at Pacifica, The	Pacifica, CA	64	Operating
Cedar Rim	Newcastle, WA	104	Operating
Elm Creek	Elmhurst, IL	400	Operating
Evanston Place	Evanston, IL	190	Operating
Hillmeade	Nashville, TN	288	Operating
Hyde Park Tower	Chicago, IL	155	Operating
Pathfinder Village	Fremont, CA	246	Operating
Plantation Gardens	Plantation, FL	372	Operating
Royal Crest Estates (Marlboro)	Marlborough, MA	473	Operating
Royal Crest Estates (Nashua)	Nashua, NH	902	Operating
Royal Crest Estates (Warwick)	Warwick, RI	492	Operating
St. George Villas	St. George, SC	40	Operating
Waterford Village	Bridgewater, MA	588	Operating
Wexford Village	Worcester, MA	264	Operating
Willow Bend	Rolling Meadows, IL	328	Operating
Yacht Club at Brickell	Miami, FL	357	Operating
Yorktown Apartments	Lombard, IL	292	Operating
Hamilton on the Bay	Miami, FL	275	Development and Redevelopment
Upton Place (1)	Washington, D.C.	-	Development and Redevelopment
1001 Brickell Bay Drive (2)	Miami, FL	-	Other
Total Apartment Homes		6,342
(1)	On December 4, 2020, we entered into a joint venture with AIR and a third party developer related to Upton Place. See Note 3 to the consolidated financial statements in Item 8 for further details.
(2)	On July 2, 2019, we acquired a 95% interest in 1001 Brickell Bay Drive, a 1.8-acre waterfront parcel in Miami, Florida, currently improved with an office building.

Our apartment communities offer residents a range of amenities, which may include resort pools with cabanas, grills, clubhouses, spas, fitness centers, package lockers, dog parks, and large open spaces. Many of the apartment homes offer features such as granite countertops, solid surface flooring, stainless steel appliances, fireplaces, spacious closets, washers and dryers, balconies, and patios.

A number of our apartment communities are encumbered by property debt. As of December 31, 2020, apartment communities in our portfolio were encumbered by, in aggregate, $449.5 million of property debt with a weighted-average interest rate of 3.13% and a weighted-average maturity of 5.7 years. We also had $534.1 million of Notes Payable to AIR, secured by a pledge of equity in a subsidiary holding a portfolio of assets, which assets also secure existing senior loans of $215.4 million, with an interest rate of 5.2% and a term to maturity of 3.1 years.

ITEM 3. LEGAL PROCEEDINGS

As further discussed in Note 5 to the consolidated financial statements in Item 8, we have legal liabilities that relate to occurrences prior to the Separation, including environmental liabilities related to properties that were no longer owned by Aimco or AIR at the time of the Separation, pursuant to the terms of the Separation Agreement, Aimco Operating Partnership will bear the first $17.5 million of such liabilities, in the aggregate, and AIR Operating Partnership will bear any such liabilities in excess of $17.5 million.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Aimco

Aimco’s Common Stock is listed and traded on the NYSE under the symbol “AIV.”

On March 10, 2021, there were 149,208,479 shares of Common Stock outstanding, held by 757 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Unregistered Sales of Equity Securities

From time to time, we may issue shares of Common Stock in exchange for OP Units, defined under The Aimco Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each common OP Unit. Please refer to Note 11 to the consolidated financial statements in Item 8 for further discussion of such exchanges. We may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended December 31, 2020, we did not issue any shares of Common Stock in exchange for OP Units or limited partnership interests in consolidated real estate partnerships.

Repurchases of Equity Securities

There were no repurchases by Aimco of its common equity securities during the three months ended December 31, 2020. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding Common Stock. As of December 31, 2020, Aimco was authorized to repurchase approximately 10.4 million shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

The Aimco Operating Partnership

Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as OP Units. OP Units are common partnership units (“common OP Units”). There is no public market for OP Units, and we have no intention of listing the common partnership units on any securities exchange. In addition, the Aimco Operating Partnership’s Partnership Agreement restricts the transferability of OP Units.

On March 10, 2021, there were 159,938,614 common partnership units and equivalents outstanding (149,208,479 of which were held by Aimco) that were held by 2,284 unitholders of record.

Unregistered Sales of Equity Securities

We did not issue any unregistered OP units during the three months ended December 31, 2020.

Repurchases of Equity Securities

The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than Aimco have the right to redeem their common OP Units for cash or, at our election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). No common OP Units held by Limited Partners were redeemed for shares of our Common Stock during the three months ended December 31, 2020.

Dividend and Distribution Payments

As a REIT, Aimco is required to distribute annually to holders of its Common Stock at least 90% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. Aimco’s Board of Directors determines and declares its dividends. In making a dividend determination, Aimco’s Board of Directors considers a variety of factors, including REIT distribution requirements; current market conditions; liquidity needs; and other uses of cash, such as for deleveraging and accretive investment activities. Aimco’s Board of Directors has not declared a dividend payment, nor have they set the expectation for any future regular dividend payments.

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

The Board of Directors of the Aimco Operating Partnership’s general partner determines and declares distributions on OP Units. Aimco, through a wholly-owned subsidiary, is the sole general partner. As of December 31, 2020, Aimco owned approximately 93.2% of the legal interest in the common partnership units of the Aimco Operating Partnership and 94.8% of the economic interest of the Aimco Operating Partnership. The Aimco Operating Partnership holds all of Aimco’s assets and manages the daily operations of Aimco’s business. The distributions paid by the Aimco Operating Partnership to Aimco are used by Aimco to fund the dividends paid to its stockholders. Accordingly, the per share dividends Aimco pays to its stockholders generally equal the per unit distributions paid by the Aimco Operating Partnership to holders of its common partnership units.

Our revolving credit agreement includes customary covenants, including a restriction on dividends and other restricted payments, but permits dividends and distributions as may be necessary to maintain Aimco’s REIT status.

Performance Graph

The following graph compares cumulative total returns for Aimco’s Common Stock, the MSCI US REIT Index, the Nareit Equity Apartment Index, and the Standard & Poor’s 500 Total Return Index (“S&P 500 Index”). The MSCI US REIT Index is published by Morgan Stanley Capital International Inc., a provider of equity indices. The Nareit Equity Apartment Index is published by The National Association of Real Estate Investment Trusts (“Nareit”), a representative of real estate investment trusts and publicly traded real estate companies with interests in United States real estate and capital markets. The MSCI US REIT Index reflects total shareholder return for a broad range of REITs and the Nareit Equity Apartment Index provides a more direct multifamily peer comparison of total shareholder return. The indices are weighted for all companies that fit the definitional criteria of the particular index and are calculated to exclude companies as they are acquired and to add companies to the index calculation as they become publicly traded companies. All companies that fit the definitional criteria and existed at the point in time presented are included in the index calculations. The graph assumes the investment of $100 in Aimco’s Common Stock and in each index on December 31, 2015, and that all dividends paid have been reinvested. The historical information set forth below is not necessarily indicative of future performance.

	For the years ended December 31,
Index	2015	2016	2017	2018	2019	2020
Aimco	100.00	117.29	116.50	121.31	147.43	129.62
MSCI US REIT Index	100.00	108.60	114.11	108.89	137.03	126.66
Nareit Equity Apartment Index	100.00	102.86	106.68	110.63	139.75	118.30
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04

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

(dollar amounts in thousands, except per share data)	Years Ended December 31,
	2020	2019	2018	2017	2016
OPERATING DATA:				(unaudited)	(unaudited)
Total revenues	$151,451	$143,692	$132,163	$127,613	$123,450
Net (loss) income	(5,771)	113	3,411	5,199	(4,189)
Net (loss) income attributable to Aimco/the Aimco Operating Partnership per common share/unit – diluted	$(0.03)	$0.00	$0.02	$0.03	$(0.03)

	As of December 31,
BALANCE SHEET INFORMATION:	2020	2019	2018	2017	2016
				(unaudited)	(unaudited)
Total assets	$1,840,492	$1,260,125	$679,188	$689,319	$681,171
Total indebtedness	982,094	558,933	420,214	372,920	410,632

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Our strategy includes property development, redevelopment, and other opportunistic investments that offer the prospect of outsized returns on a risk-adjusted basis. We invest where the talent of our business professionals, including their local market knowledge and insight, offers a comparative advantage. We deploy a variety of project and property-level financing structures to improve our returns on invested capital. Additionally, we own a national portfolio of operating properties which offers diversification, capital allocation opportunity, and a stable source of cash flow from operations.

Please refer to “Item 1. Business” for additional discussion of our business organization and strategy and “Item 2. Properties” for details regarding the size, location, and key metrics about our various properties.

The Separation

On December 15, 2020, Aimco completed the separation of AIR from Aimco, creating two distinct, independent businesses. Prior to the Separation, the consolidated financial statements were prepared on a carve-out basis and reflect significant assumptions and allocations. The consolidated financial statements reflect our historical financial position, results of operations, and cash flows in conformity with U.S. GAAP. The financial statements of Aimco are presented for all historical periods described and at the carrying value of such assets and liabilities reflected in Aimco Predecessor’s books and records. The following discussion focuses on the year ended December 31, 2020 results of Aimco as a separate company from AIR.

Financial Highlights

Net income attributable to Aimco common stockholders per common share, on a dilutive basis, decreased by $0.03 during the year ending December 31, 2020, compared to 2019, due primarily to non-cash charges resulting from the Separation.

Our business is organized around five areas of strategic focus: development and redevelopment; operating properties; investment and portfolio; balance sheet; and team and culture.

Development and Redevelopment

During the year ended December 31, 2020, capital additions at properties retained by Aimco totaled approximately $20 million.

On December 15, 2020, we entered into leasehold agreements with AIR for four initial leased assets, as announced in the separation agreements. The leasehold agreements with AIR were obtained by Aimco to complete the development and redevelopment activities underway at the time of Separation.  The four assets leased are: The North Tower at Flamingo Point in Miami Beach, Florida, where we are completing the major redevelopment of 366 apartment homes and amenities; The Fremont Residences on the Anschutz Medical Campus in Aurora, Colorado, a new 253 apartment home community completed in late 2020 and currently in lease-up; 707 Leahy Apartments in Redwood City, California, a completed major redevelopment of 110 apartment homes that are currently in lease-up; and Prism in Cambridge, Massachusetts, a 136 apartment home development scheduled to be completed in the first quarter of 2021. The lease terms commenced on January 1, 2021 and as a result of this, we expect the incremental direct costs to complete the development and redevelopment of these assets to be approximately $70.0 million. Please refer to Note 17 for additional details on the lease agreements with AIR.

Operating Properties

We own a national portfolio of operating properties which offers diversification, capital allocation opportunity, and provides a stable source of cash flow. Our Operating Portfolio, notwithstanding headwinds due to the pandemic, produced solid results for the year ended December 31, 2020. Highlights include:

•

Average daily occupancy at our Operating Portfolio of 96.3% for the year ended December 31, 2020 and 96.9% for the three months ended December 31, 2020, a 190-basis point improvement from the three months ended September 30, 2020.

•	Average revenue per occupied unit at our Operating Portfolio of $1,873 for the year ended December 31, 2020, up 0.1% year over year.
•	Net operating income for our Operating Portfolio decreased by 1.8% year over year, for the year ended December 31, 2020.
•

We estimate that in the year ended December 31, 2020, we incurred $4.5 million of incremental costs as a result of the COVID-19 pandemic. These estimated incremental costs include $1.9 million of lost commercial revenue, $1.3 million of higher bad debt expense, and $1.3 million of other COVID-19 related items including increased cleaning costs.
•	We measure residential rent collection as the amount of payments received as a percentage of all residential amounts owed. In 2020, we collected 98.3% of all amounts owed by Aimco residents.

Office operations at 1001 Brickell Bay Drive, while facing headwinds due to the pandemic, remain steady with occupancy on December 31, 2020 of 77%. In November and December, we collected 100% of rents owed, and we collected an average of 96% of rents owed since April.

Investment and Portfolio

Acquisitions: During the year ended December 31, 2020, we acquired Hamilton on the Bay, located in Miami’s Edgewater neighborhood, for $89.6 million. The acquisition includes a 271-apartment home community located on the waterfront, plus an adjacent 0.6-acre development site with four apartment homes. Current zoning allows for the construction of more than 380 additional apartment homes on the combined sites. We are now in planning for a substantial renovation of the existing building.

Joint Venture Transaction: During the year ended December 31, 2020, we entered into a joint venture agreement with a third party developer on Upton Place, a $290.0 million, mixed-use development containing 689 apartment homes and approximately 100,000 square feet of retail space in upper-northwest Washington, D.C. Aimco consolidates this joint venture and holds a 90% economic interest inclusive of a 17% position owned by AIR which, by contract, is controlled by Aimco.

Parkmerced Mezzanine Investment: On November 26, 2019, Aimco Predecessor made a five-year, $275.0 million mezzanine loan to a partnership owning Parkmerced Apartments, located in southwest San Francisco (the “Mezzanine Investment”). The loan bears interest at a 10% annual rate, accruing if not paid from property operations. During the year ended December 31, 2020, Aimco Predecessor received interest payments of $0.6 million and accrued all remaining interest due, as provided by the loan agreement, consistent with GAAP. The terms of the Separation from AIR provide for the mezzanine loan and related agreements to be transferred to us by AIR once third-party consents related to the transfer are received. The legal transfer of the assets had not occurred as of December 31, 2020.  Until such time as ownership is transferred, the terms of the Separation Agreement require AIR to pass payments on such loan to us, and we are obligated to indemnify AIR against any such costs and expenses related thereto. We have the risks and rewards of ownership of the Mezzanine Investment and have recognized an asset related to our right to receive the Mezzanine Investment from AIR.

The loan is subject to certain risks, including, but not limited to, those resulting from the severe downturn in San Francisco rents, the ongoing disruption due to the COVID-19 pandemic and associated governmental response, and the current economic situation which may result in all or a portion of the loan not being repaid. In the event we determine that a portion of the Mezzanine Investment is not recoverable, we will recognize an impairment, if appropriate.

Life Science Developer Investment: In the third quarter of 2020, Aimco made a $50 million commitment to IQHQ, Inc. (“IQHQ”), a privately-held life sciences real estate development company.  In addition, Aimco gained the right to collaborate with IQHQ on any multifamily component at its future development sites. As of December 31, 2020, we funded $12.5 million of this commitment and have a remaining commitment of $37.5 million.

The Aimco team continues to actively source and evaluate a wide range of potential investment opportunities.

Balance Sheet

Leverage

We seek to increase financial returns and reduce investment risk by using leverage and partners’ capital with appropriate caution. Our leverage consists primarily of long-term, non-recourse property loans encumbering apartment communities, outstanding borrowings on our revolving credit facility, borrowings on construction loans, Notes Payable to AIR, and a redeemable noncontrolling interest in a consolidated real estate partnership. Please refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

In evaluating our financial condition and operating performance we use non-GAAP measures, including Adjusted EBITDAre, which we believe is useful to investors and creditors as a supplemental measure of our ability to incur and service debt. Our Adjusted EBITDAre for the year ended December 31, 2020 was $104.7 million. Please refer to the Non-GAAP Measures section for further information about the calculation of Adjusted EBITDAre and our leverage ratios.

Financing Activity

On December 16, 2020, we entered into a three-year credit agreement providing for a new $150.0 million secured credit facility, a $20.0 million swingline loan sub-facility and a $30.0 million letter of credit sub-facility. We expect to use our credit facility primarily for working capital and other short-term purposes. As of December 31, 2020, we had no amounts drawn on this revolving secured credit facility, swingline loan sub-facility or letter of  credit sub-facility.

On December 23, 2020, in connection with our Upton Place property, we secured a construction loan of up to $174.2 million. As of December 31, 2020, we had no amounts drawn on this construction loan.

Please refer to Note 8 to the consolidated financial statements in Item 8 for further discussion of our financing activity.

Liquidity

Our liquidity consists of cash and restricted cash and available capacity on our revolving secured credit facility. As of December 31, 2020, our total liquidity was $448.7 million. Please refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

Team and Culture

Our team is our most important asset and our culture is key to our success. In connection with the Separation, we retained approximately 50 Aimco employees, including: Wes Powell, Chief Executive Officer; Lynn Stanfield, Chief Financial Officer; and Jennifer Johnson, Chief Administrative Officer and General Counsel; each of whom has more than 16 years of Aimco experience. In addition, former Aimco Chairman and Chief Executive Officer Terry Considine will be actively engaged for a transition period with a particular focus on strategic guidance and new business.

Aimco benefits from having experienced leaders located in each of four regional hubs where they utilize their local knowledge and connections to source and execute on exceptional investment opportunities. We believe the talent of our team, and our ability to retain that talent through a rewarding and balanced work-life culture, will result in superior outcomes and is key to our long-term success. We offer benefits reflecting this belief, including paid time for parental leave, paid time annually to volunteer in local communities, a bonus structure at all levels of the organization, and flexibility in work locations and schedules.

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

Impacts of COVID-19 and Government Lockdown

The impact of the COVID-19 pandemic and governmental lockdown continued through the fourth quarter of 2020. At the onset of the pandemic, we formed a cross-functional committee to lead our efforts to adjust to the changing conditions in order to keep our team and our residents safe. We continued our commitment to employees by allowing flexible work arrangements, undertook to pay all costs associated with COVID-19 testing and treatment, and continued clear and frequent communication. Utilizing our previous investment in technology and artificial intelligence, paired with policies providing flexibility, operations continued at our apartment communities with the leasing of apartments and fulfillment of service requests in a safe environment for our team members and our residents.

Our top priority is the health and safety of our residents and teammates. Accordingly, we implemented enhanced cleaning procedures and physical distancing and remote working guidelines at our communities and corporate offices. Additionally, seeing residents as individuals, each impacted differently by the pandemic and governmental lockdown, our teammates have undertaken to speak to every resident in need, to listen, and to help each to solve his or her problems. We also seek to assist the communities where our residents and employees live and work.

During the year ended December 31, 2020, we estimate that we incurred $4.5 million of incremental costs as a result of the pandemic. These estimated incremental costs include $1.9 million of lost commercial revenue, $1.3 million of higher bad debt expense, and $1.3 million of other COVID-19 related items including increased cleaning costs.

Residential Rent Collections

We measure residential rent collection as the amount of payments received as a percentage of all residential amounts owed. Through December 31, 2020, we have collected 98.3% of all amounts owed by Aimco residents in 2020.

Results of Operations

We have three segments: (i) Development and redevelopment, (ii) Operating Portfolio, and (iii) Other. Our Development and redevelopment segment includes residential apartment communities, including associated commercial space, that are under construction or have not achieved stabilization. Our Operating Portfolio segment includes majority owned residential communities that have achieved stabilized level of operations as of January 1, 2019 and maintained it throughout the current year and comparable period. Our Other segment consists of 1001 Brickell Bay Drive, our only commercial real estate property.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying consolidated financial statements in Item 8.

Detailed Results of Operations for the Year Ended December 31, 2020, Compared to 2019 and the Year Ended December 31, 2019, Compared to 2018

Net income decreased by $5.8 million for the year ended December 31, 2020 compared to 2019, and decreased by $3.3 million for the year ended December 31, 2019 compared to 2018, as described more fully below.

Property Operations

As of December 31, 2020, our Operating Portfolio segment included 24 communities with 6,067 apartment homes, our Development and redevelopment segment included Upton Place and Hamilton on the Bay, which are both being prepared for construction, and our Other segment includes one office building.

We use proportionate property net operating income to assess the operating performance of our segments. Proportionate property net operating income is defined as our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements, for consolidated communities. In our consolidated statements of operations, utility reimbursements are included in rental and other property revenues, in accordance with GAAP. Accordingly, the results of operations of our segments discussed below are presented on a proportionate basis and exclude the results of four apartment communities with an aggregate 142 apartment homes that we neither manage nor consolidate, notes receivable, our investment in IQHQ and the Mezzanine Investment.

We do not include property management costs and casualty gains or losses, reported in consolidated amounts, in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below.

Please refer to Note 16 to the consolidated financial statements in Item 8 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

Proportionate Property Net Operating Income – Year Ended December 31, 2020, Compared to December 31, 2019

The results of our segments for the years ended December 31, 2020 and 2019, are presented below (in thousands).

	Year Ended December 31,
	2020	2019	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and redevelopment	$1,515	$—	$1,515	100.0%
Operating Portfolio	130,689	131,346	(657)	-0.5%
Other	12,986	6,888	6,098	88.5%
Total	145,190	138,234	6,956	5.0%
Property operating expenses, net of utility reimbursements:
Development and redevelopment	981	—	981	100.0%
Operating Portfolio	43,891	42,962	929	2.2%
Other	4,148	1,931	2,217	114.8%
Total	49,020	44,893	4,127	9.2%
Proportionate property net operating income:
Development and redevelopment	534	—	534	100.0%
Operating Portfolio	86,798	88,384	(1,586)	-1.8%
Other	8,838	4,957	3,881	78.3%
Total	$96,170	$93,341	$2,829	3.0%

Development and redevelopment proportionate property net operating income increased by $0.5 million, or 100% for the year ended December 31, 2020, compared to 2019, due to the acquisition of Hamilton on the Bay in August 2020.

For the year ended December 31, 2020, compared to 2019, our Operating Portfolio proportionate property net operating income decreased by $1.6 million, or 1.8%, as operations at Aimco properties were impacted by the pandemic and related restrictions. This decrease was attributable to a $0.7 million, or 0.5%, decrease in rental and other property revenues due primarily to bad debt, increasing from 40 basis points of revenue to 130 basis points, and lower average daily occupancy of 40 basis points. This was partially offset by higher average rent of $21 per apartment home. Property operating expenses increased $0.9 million, or 2.2% increase due primarily to an increase in real estate taxes and insurance.

Other proportionate property net operating income increased by $3.9 million, or 78.3 % for the year ended December 31, 2020, compared to 2019, due to the acquisition of 1001 Brickell Bay Drive in July 2019.

Proportionate Property Net Operating Income – Year Ended December 31, 2019, Compared to December 31, 2018

The results of our segments for the years ended December 31, 2019 and 2018, are presented below. There was no proportionate property net operating income associated with our Other segment during the year ended December 31, 2018, as the only property in the segment was not acquired until 2019. There was no proportionate property net operating income associated with our Development and redevelopment segment as these properties are under construction (in thousands).

	Year Ended December 31,
	2019	2018	$ Change	% Change
Rental and other property revenues, before utility reimbursements
Development and redevelopment	$—	$—	$—	—
Operating Portfolio	131,346	127,368	3,978	3.1%
Other	6,888	—	6,888	100.0%
Total	138,234	127,368	10,866	8.5%
Property operating expenses, net of utility reimbursements
Development and redevelopment	—	—	—	—
Operating Portfolio	42,962	41,778	1,184	2.8%
Other	1,931	—	1,931	100.0%
Total	44,893	41,778	3,115	7.5%
Proportionate property net operating income
Development and redevelopment	—	—	—	—
Operating Portfolio	88,384	85,590	2,794	3.3%
Other	4,957	—	4,957	100.0%
Total	$93,341	$85,590	$7,751	9.1%

For the year ended December 31, 2019, compared to 2018, our Operating Portfolio proportionate property net operating income increased by $2.8 million, or 3.3%. This increase was attributable primarily to a $4.0 million, or 3.1%, increase in rental and other property revenues due to higher average revenues of $43 per apartment home. The increase in Operating Portfolio proportionate property net operating income was offset partially offset by a $1.2 million, or 2.8%, increase in property operating expenses due primarily to higher controllable operating expenses, real estate taxes, and utility costs.

Non-Segment Property Operating Expenses

Property operating expenses not attributed to our segments includes property management costs and casualty losses, which we do not allocate to our segments for purposes of evaluating segment performance.

Non-property operating expenses were consistent for all periods presented.

Depreciation and Amortization

For the year ended December 31, 2020, compared to 2019, depreciation and amortization expense increased by $13.9 million, or 21.8%, due primarily to depreciation and amortization of assets at 1001 Brickell Bay Drive, acquired in July 2019, and Hamilton on the Bay, acquired in August 2020.

For the year ended December 31, 2019, compared to 2018, depreciation and amortization expense increased by $14.7 million, or 29.7%, due primarily to depreciation and amortization of assets at 1001 Brickell Bay Drive, acquired in July 2019.

General and Administrative Expenses

For the year ended December 31, 2020, compared to 2019, general and administrative expenses increased by $3.4 million, or 48.2%, due primarily to audit and tax fees incurred as a separate legal entity and increased allocation of expenses from Aimco Predecessor.

For the year ended December 31, 2019, compared to 2018, general and administrative expenses increased by $1.3 million, or 22.5%, due primarily to increased allocation of expenses from Aimco Predecessor driven by the acquisition of 1001 Brickell Bay Drive and our Mezzanine Investment.

Interest Expense

For the year ended December 31, 2020, compared to 2019, interest expense, which includes the amortization of debt issuance costs, increased $8.9 million due primarily to higher prepayment penalties and outstanding debt balances including the Notes Payable to AIR and debt related to the 2019 acquisition of Brickell.

Interest expense for the year ended December 31, 2019, compared to 2018 was relatively flat.

Mezzanine Investment Income, Net

On November 26, 2019, Aimco Predecessor loaned $275.0 million to the partnership owning Parkmerced Apartments. For the year ended December 31, 2020, we recognized $27.6 million of income representing accrued interest amounts due in connection with the Mezzanine Investment, net of transaction cost amortization.

In the event we determine that the value of the Mezzanine Investment has declined below its carrying value, we will recognize an impairment, if appropriate.

Income Tax Benefit (Expense)

1001 Brickell Bay Drive is owned through a TRS entity. Our income tax benefit (expense) calculated in accordance with GAAP includes income taxes associated with the income or loss of our TRS entities, including tax on gains on dispositions (if applicable), for which the tax consequences have been realized or will be realized in future periods.

Income taxes related to these items, and the establishment of incremental deferred tax items in conjunction with intercompany asset transfers (if applicable), are included in income tax benefit (expense) in our consolidated statements of operations.

For the year ended December 31, 2020, compared to 2019, income tax benefit increased by $6.8 million due primarily to the tax effect on GAAP losses at 1001 Brickell Bay Drive, acquired in July 2019 and higher TRS losses.

For the year ended December 31, 2019, compared to 2018, income tax changed from tax expense of $0.3 to a tax benefit of $3.3 million resulting in an increase of $3.6 million due primarily to an income tax benefit associated with 1001 Brickell Bay Drive, which was acquired in July 2019.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary sources of liquidity are cash flow from operations and borrowing capacity under our loan agreements.

As of December 31, 2020, our available liquidity was $448.7 million, which consists of:

•	$289.6 million in cash and cash equivalents;
•	$9.2 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance; and
•	$150.0 million of available capacity to borrow under our revolving secured credit facility.

Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, and future investments. We use our cash and cash equivalents, including that provided by operating activities, to meet short-term liquidity needs.

In the event that our cash and cash equivalents, revolving secured credit facility, and cash provided by operating activities are not sufficient to cover our liquidity needs, we have the means to generate additional liquidity, such as property financing activity and proceeds from apartment community sales. We expect to meet our long-term liquidity requirements, such as debt maturities, development and redevelopment spending, and future investment activity, primarily through property financing activity and cash generated from operations. Our revolving secured credit facility matures in December 2023, prior to consideration of its two one-year extension options.

Leverage and Capital Resources

The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Currently, interest rates are low compared to historical levels, and financing is readily available.  Any adverse changes in the lending environment could negatively affect our liquidity. We believe we have mitigated much of this exposure by reducing our short and intermediate term maturity risk. However, if property or development financing options become unavailable for our future debt needs, we may consider alternative sources of liquidity, such as reductions in capital spending or proceeds from apartment community dispositions.

As of December 31, 2020, approximately 46% of our leverage consisted of property-level, non-recourse, long-dated, amortizing debt. Approximately 88% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates, and inflation. The weighted-average remaining term to maturity of our property-level debt was 5.7 years and a weighted-average interest rate of 3.1%.

While our primary source of leverage is property-level debt which includes construction loans, we also have a credit facility with a syndicate of financial institutions. As of December 31, 2020, we had no outstanding borrowings under our revolving secured credit facility, swingline loan sub-facility and  letter of credit sub-facility and had capacity to borrow up to $150.0 million.

As of December 31, 2020, approximately 54% of our leverage consisted of Notes Payable to AIR, with a fixed interest rate of 5.2% and a term to maturity of 3.1 years.

Under our revolving secured credit facility, we have agreed to maintain a fixed charge coverage ratio of 1.25x, minimum tangible net worth of $625.0 million, and maximum leverage of 60% as defined in the credit agreement. We are currently in compliance and expect to remain in compliance with these covenants.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash and cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows in Item 8 of this report.

Operating Activities

Our operating cash flow is affected primarily by rental rates, occupancy levels, and operating expenses related to our communities.

For the year ended December 31, 2020, net cash provided by operating activities was $47.8 million. For the year ended December 31, 2020, cash provided by operating activities decreased by $10.1 million compared to 2019, due primarily to lower net cash contribution from our properties, which were negatively impacted by the pandemic and governmental lockdown and general and administrative and other increases related to the Separation, partially offset by the incremental contribution from properties acquired in 2020 and 2019.

Cash provided by operating activities for the year ended December 31, 2019, increased by $4.4 million compared to 2018, due primarily to higher contribution from our communities.

Investing Activities

Cash used in investing activities for the year ended December 31, 2020, decreased by $283.5 million compared to 2019, due primarily to the $277.6 million payment made by Aimco Predecessor on November 26, 2019 for the Mezzanine Investment. Adding to the decrease in cash used in investing was lower capital expenditures. The lower capital expenditures resulted from the impact of the COVID-19 pandemic whereby temporary local restrictions halted construction activity at many apartment communities.

Cash used in investing activities for the year ended December 31, 2019, increased by $375.0 million compared to 2018, due primarily to the $277.6 million payment made by Aimco Predecessor on November 26, 2019 for the Mezzanine Investment and related transaction costs and the $95.9 million acquisition of 1001 Brickell Bay Drive.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2020, increased by $9.9 million compared to 2019, due primarily to $420.9 million investment from Aimco Predecessor. Partially offsetting this were higher principal payments on our non-recourse property debt, purchase of the interest rate option and deferred financing costs.

Cash provided by financing activities for the year ended December 31, 2019, increased by $376.2 million compared to 2018, due primarily to higher net investment from Aimco Predecessor, proceeds from the Notes Payable to AIR lower repayments on property debt, and contribution from redeemable noncontrolling interest in consolidated real estate partnership offset partially by lower proceeds from property debt.

Contractual Obligations

This table summarizes information contained elsewhere in this Annual Report on Form 10-K regarding payments due under contractual obligations and commitments as of December 31, 2020 (in thousands):

	Total	Less than One Year (2021)	1-2 Years (2022-2023)	3-5 Years (2024-2025)	More than Five Years (2026 and Thereafter)
Non-recourse property debt (1)	$449,510	$8,648	$89,004	$96,400	$255,458
Notes Payable to AIR	534,127	—	—	534,127	—
Interest related to debt (2)	165,093	41,645	82,431	21,437	19,580
Leases (3)	1,780,565	27,934	57,837	60,883	1,633,911
IQHQ (4)	37,500	24,750	12,750	—	—
Construction obligations (5)	3,163	2,692	471	—	—
Total	$2,969,958	$105,669	$242,493	$712,847	$1,908,949
(1)	Includes scheduled principal amortization and maturity payments.
(2)	Includes interest related to both non-recourse property debt and our Notes Payables to AIR.
(3)

Includes our office lease, our 99-year ground leases for Upton Place and our leasehold agreements with AIR, commencing January 1, 2021, relative to four initial leased assets.  See Note 17 – Subsequent Events in our consolidated financial statements.

(4)	Capital contribution based on managements projected funding of the investment.
(5)	Represents estimated obligations pursuant to construction contracts related to our redevelopment and capital spending.

Additionally, our third-party property managers may enter into commitments on our behalf to purchase goods or services in connection with the operation of our apartment communities and our office building. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to historical levels.

Future Capital Needs

In addition to the items set forth in “Contractual Obligations” above, we expect to fund any future acquisitions, debt maturities, development and redevelopment, and capital spending principally with proceeds from short-term borrowings, debt and equity financing, and operating cash flows. We believe, based on the information available at this time, that we have sufficient cash on hand and access to additional sources of liquidity to meet our operational needs for 2021 and beyond.

Non-GAAP Measures

We use EBITDAre and Adjusted EBITDAre in managing our business and in evaluating our financial condition and operating performance. These key financial indicators are non-GAAP measures and are defined and described below. We provide reconciliations of the non-GAAP financial measures to the most comparable financial measure computed in accordance with GAAP.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization for Real Estate (EBITDAre)

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

EBITDAre is defined by Nareit and provides for an additional performance measure independent of capital structure for greater comparability between real estate investment trusts. We define Adjusted EBITDAre as EBITDAre adjusted to exclude the effect of net income attributable to noncontrolling interests in consolidated real estate partnerships and EBITDAre adjustments attributable to noncontrolling interests, to allow investors to compare a measure of our earnings before the effects of our capital structure and indebtedness with that of other companies in the real estate industry.

The reconciliation of net (loss) income to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2020, 2019, and 2018, is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(5,771)	$113	$3,411
Adjustments:
Interest expense	27,512	18,598	19,643
Income tax (benefit) expense	(10,149)	(3,301)	261
Depreciation and amortization	77,965	64,030	49,375
Impairments	15,860	—	—
Adjustment related to EBITDAre of unconsolidated partnerships	848	843	837
EBITDAre	$106,265	$80,283	$73,527
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	461	206	5
EBITDAre adjustments attributable to noncontrolling interests	(925)	(465)	(27)
Unrealized gain on interest rate option (1)	(1,058)	—	—
Litigation, net (2)	—	—	(312)
Adjusted EBITDAre	$104,743	$80,024	$73,193
(1)

During the year ended December 31, 2020, we incurred an unrealized gain on our interest rate option. We have excluded this gain from Adjusted EBITDAre because we believe it is not representative of current operating performance. This gain is included in other expenses, net, in our consolidated statements of operations.

(2)

During 2018, we were engaged in litigation with Airbnb, which was resolved during the fourth quarter of 2018. Due to the unpredictable nature of these proceedings and because we believe they are not representative of current operating performance, related amounts recognized have been excluded from Adjusted EBITDAre.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Capitalized Costs

We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopments, other tangible apartment community improvements, and replacements of existing community components. Included in these capitalized costs are payroll costs associated with time spent by employees in connection with the planning, execution, and control of all capital addition activities at our communities. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital addition activities. We also capitalize interest, property taxes, and insurance during periods in which redevelopments are in progress. We commence capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, at the point in time when activities necessary to get communities, apartment homes, or leased spaces ready for their intended use begin. These activities include when communities, apartment homes, or leased spaces are undergoing physical construction, as well as when homes or leased spaces are held vacant in advance of planned construction, provided that other activities such as permitting, planning, and design are in progress. We cease the capitalization of costs when the communities or components thereof are substantially complete and ready for their intended use, which is typically when construction has been completed and homes or leased spaces are available for occupancy. We charge costs including ordinary repairs, maintenance, and resident turnover costs to property operating expense, as incurred.

Impairment of Long-Lived Assets

Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an asset may not be recoverable, we assess its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the asset. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset.

In connection with the Separation, we entered into a sublease of office space within our corporate offices to AIR at then-current market rents.  Based on an analysis of the estimated undiscounted cash flows per the terms of the sublease arrangement, we evaluated the recoverability of the assets associated with the subleased space, including, the right-of-use asset, tenant improvements and furniture, fixtures and equipment and concluded the subleased assets were impaired. We recorded an impairment charge of $11.0 million in our consolidated statements of operations for the year ended December 31, 2020.  There were no such impairments for the years ended December 31, 2019 and 2018.

In connection with the Separation, we entered into a software license agreement with AIR to provide for the use of certain internally developed software at then-current market rates.  Based on an analysis of the estimated undiscounted cash flows relative to the carrying value of the internally developed software, we concluded the assets were impaired.  Additionally, following an evaluation of the future service potential of certain other internal software that was under development, we ceased development and impaired the associated carrying value.  We recorded an aggregate impairment charge of $4.9 million in our consolidated statements of operations for the year ended December 31, 2020.  There were no such impairments for the years ended December 31, 2019 and 2018.

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

Mezzanine Investment

We use the equity method of accounting for investments in unconsolidated real estate ventures when we have significant influence but do not have a controlling financial interest. Significant influence is typically indicated through ownership of 20% or more of the voting interests. Under the equity method, we record our investments in these entities in "Mezzanine investment” on our consolidated balance sheets, and our proportionate share of earnings or losses earned by the real estate venture is recognized in "Mezzanine investment income, net” in the accompanying consolidated statements of operations. We earn revenues from the loan receivable we provide to this investment.

On a periodic basis, we evaluate our Mezzanine investment for impairment. We assess whether there are any indicators, including underlying property operating performance and general market conditions, that the value of our investment may be impaired. An investment is considered impaired if we determine that its fair value is less than the net carrying value of the investment on an other-than-temporary basis. Cash flow projections for the investments consider property level factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. We consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include age of the venture, our intent and ability to retain our investment in the entity, financial condition and long-term prospects of the entity and relationships with our partners and banks. If we believe that the decline in the fair value of the investment is temporary, no impairment charge is recorded. If our analysis indicates that there is an other-than temporary impairment related to the investment in a particular real estate venture, the carrying value of the venture will be adjusted to its estimated fair value.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our chief market risks are refunding risk, that is the availability of property debt or other cash sources to refund maturing property debt, including the Notes Payable to AIR, and repricing risk, that is the possibility of increases in base interest rates and credit risk spreads. We use long-dated, fixed-rate, amortizing, non-recourse property debt in order to avoid the refunding and repricing risks of short-term borrowings. We use working capital primarily to fund short-term uses. We make limited use of derivative financial instruments and we do not use them for trading or other speculative purposes.

Market Risk

As of December 31, 2020, we had $55.0 million of variable-rate property-level debt outstanding. We estimate that a change in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce or increase interest expense by approximately $0.6 million on an annual basis.

As of December 31, 2020, we had approximately $298.7 million in cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates.

We estimate the fair value of debt instruments as described in Note 14 to the consolidated financial statements in Item 8. The estimated fair value of total indebtedness, including our Notes Payable to AIR, was approximately $1.0 billion as of December 31, 2020.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Aimco

Disclosure Controls and Procedures

Aimco’s management, with the participation of Aimco’s chief executive officer, chief financial officer and chief accounting officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, Aimco’s chief executive officer and chief financial officer have concluded that, as of the end of such period, Aimco’s disclosure controls and procedures are effective.

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

Management assessed the effectiveness of Aimco’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

Based on their assessment, management concluded that, as of December 31, 2020, Aimco’s internal control over financial reporting is effective.

Aimco’s independent registered public accounting firm has issued an attestation report on Aimco’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

In connection with the Separation, Aimco entered into a property management agreement and master lease agreement with AIR and AIR will continue to provide certain information technology, administrative and other services. We have designed controls to review information provided by AIR that we use for our financial results and related disclosures.

Other than those noted above, there were no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Aimco.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Apartment Investment and Management Company

Opinion on Internal Control over Financial Reporting

We have audited Apartment Investment and Management Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Apartment Investment and Management Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated March 12, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Denver, Colorado

March 12, 2021

Aimco Operating Partnership

Disclosure Controls and Procedures

Aimco Operating Partnership’s management, with the participation of Aimco Operating Partnership’s chief executive officer, chief financial officer and chief accounting officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, Aimco Operating Partnership’s chief executive officer and chief financial officer have concluded that, as of the end of such period, Aimco Operating Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Aimco Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of Aimco Operating Partnership’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

Based on their assessment, management concluded that, as of December 31, 2020, Aimco Operating Partnership’s internal control over financial reporting is effective.

Aimco Operating Partnership’s independent registered public accounting firm has issued an attestation report on Aimco Operating Partnership’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

In connection with the Separation, Aimco Operating Partnership entered into a property management agreement and master lease agreement with AIR and AIR will continue to provide certain information technology, administrative and other services. We have designed controls to review information provided by AIR that we use for our financial results and related disclosures.

Other than those noted above, there were no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Aimco.

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of

Aimco OP L.P.

Opinion on Internal Control over Financial Reporting

We have audited Aimco OP L.P.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Aimco OP L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2020 and 2019, the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated March 12, 2021 expressed an unqualified opinion thereon.

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

March 12, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each member of the Board of Directors of Aimco also is a director of the general partner of the Aimco Operating Partnership. The officers of Aimco are also the officers of the general partner of the Aimco Operating Partnership and hold the same titles.

The information required by this item for both Aimco and the Aimco Operating Partnership will be incorporated by reference in accordance with Instruction G (3) to Form 10-K no later than 120 days after the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference in accordance with Instruction G (3) to Form 10-K no later than 120 days after the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference in accordance with Instruction G (3) to Form 10-K no later than 120 days after the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference in accordance with Instruction G (3) to Form 10-K no later than 120 days after the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be incorporated by reference in accordance with Instruction G (3) to Form 10-K no later than 120 days after the end of our fiscal year.

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

2.1

Separation and Distribution Agreement, effective as of December 15, 2020, by and among Apartment Investment Management Company, Aimco OP L.P., Apartment Income REIT Corp. and AIMCO Properties, L.P. (Exhibit 2.1 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

3.1	Charter- Articles of Restatement (Exhibit 3.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by this reference)

3.2	Articles of Amendment of Apartment Investment and Management Company (Exhibit 3.1 to Aimco’s Current Report on Form 8-K, dated December 1, 2020, is incorporated herein by this reference)

3.3	Articles Supplementary of Apartment Investment Management Company (Exhibit 3.1 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

3.4	Amended and Restated Bylaws (Exhibit 3.2 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

4.1	Description of Aimco’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1

Amended and Restated Agreement of Limited Partnership of Aimco OP L.P., effective as of December 14, 2020 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.2

Credit Agreement, dated as of December 16, 2020, by and among Apartment Investment and Management Company, AIMCO OP L.P., certain subsidiary loan parties party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent, swingline loan lender and letter of credit issuing lender. (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 16, 2020, is incorporated herein by reference)

10.3	Aimco Severance Policy (Exhibit 99.1 to Aimco’s Current Report on Form 8-K dated February 22, 2018, is incorporated herein by reference)*

10.4

2007 Stock Award and Incentive Plan (Appendix A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007 is incorporated herein by this reference)*

10.5	Form of Restricted Stock Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*

10.6	Form of Non-Qualified Stock Option Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*

10.7

Aimco 2015 Stock Award and Incentive Plan (as amended and restated January 31, 2017) (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated January 31, 2017, is incorporated herein by this reference)*

10.8

Aimco Second Amended and Restated 2015 Stock Award and Incentive Plan (as amended and restated effective February 22, 2018) (Exhibit A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 8, 2018, is incorporated herein by reference)*

10.9

Form of Performance Restricted Stock Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.24 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by this reference)*

10.10

Form of Restricted Stock Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.25 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by this reference)*

10.11

Form of Non-Qualified Stock Option Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by this reference)*

10.12	Form of LTIP Unit Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated January 31, 2017, is incorporated herein by this reference)*

10.13

Form of Performance Vesting LTIP Unit Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.4 to Aimco’s Current Report on Form 8-K, dated January 31, 2017, is incorporated herein by this reference)*

10.14

Form of Non-Qualified Stock Option Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by this reference)*

10.15

Form of Performance Vesting LTIP II Unit Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.15 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, is incorporated herein by this reference)*

10.16

Apartment Investment and Management Company 2020 Employee Stock Purchase Plan (Exhibit A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 11, 2020, is incorporated herein by this reference)

10.17

Employee Matters Agreement, effective as of December 15, 2020, by and among Apartment Investment Management Company, Aimco OP L.P., Apartment Income REIT Corp. and AIMCO Properties, L.P. (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.18

Purchase Agreement, effective as of February 3, 2021, by and among AIMCO/Bethesda Holdings, Aimco Properties, L.P., Aimco Development Company, LLC, Campus GP Holdings, LLC, Aimco OP L.P. and Aimco Properties, LLC

10.19

Master Services Agreement, effective as of December 15, 2020, by and among Apartment Investment Management Company, Aimco OP L.P., Apartment Income REIT Corp. and AIMCO Properties, L.P. (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.20

Master Leasing Agreement, effective as of December 15, 2020, by and between AIMCO Properties, L.P. and Aimco Development Company, LLC (Exhibit 10.4 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.21

Master Lease Agreement, dated as of December 15, 2020 (effective January 1, 2021), by and between AIMCO 50 Rogers Street, LLC and Prism Lessee, LLC (Exhibit 10.5 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.22

Master Lease Agreement, dated as of December 15, 2020 (effective January 1, 2021), by and between AIMCO Fitzsimons 3A Lessor, LLC and Fremont Lessee, LLC (Exhibit 10.6 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.23

Master Lease Agreement, dated as of December 15, 2020 (effective January 1, 2021), by and between MCZ/Centrum Flamingo II, L.L.C. and Flamingo North Lessee, LLC (Exhibit 10.7 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.24

Master Lease Agreement, dated as of December 15, 2020 (effective January 1, 2021), by and between AIMCO Leahy Square Apartments, LLC and 707 Leahy Lessee, LLC (Exhibit 10.8 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.25

Property Management Agreement, effective as of December 15, 2020, by and between James-Oxford Limited Partnership and AIR Property Management TRS, LLC (Exhibit 10.9 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.26

Property Management Agreement, effective as of December 15, 2020, by and between Aimco OP L.P. and AIR Property Management TRS, LLC (Exhibit 10.10 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.27

Property Management Agreement, effective as of December 15, 2020, by and between Aimco OP L.P. and AIR Property Management TRS, LLC (Exhibit 10.11 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.28

Property Management Agreement, effective as of December 15, 2020, by and between Aimco Development Company, LLC and AIR Property Management TRS, LLC (Exhibit 10.12 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.29

Mezzanine Note Agreement, effective as of December 14, 2020, by and among Aimco REIT Sub, LLC, AIMCO/Bethesda Holdings, Inc. and AIMCO Properties, L.P. (Exhibit 10.13 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.30	Form of 5.2% Secured Mezzanine Note, made by Aimco REIT Sub, LLC (included in Exhibit 10.29)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm - Aimco

23.2	Consent of Independent Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco

31.3

Certification of Chief Accounting Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco Operating Partnership

31.4

Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco Operating Partnership

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

101

The following materials from Aimco’s and the Aimco Operating Partnership’s consolidated Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity and consolidated statements of partners’ capital; (v) consolidated statements of cash flows; (vi) notes to the consolidated financial statements; and (vii) financial statement schedule (3)

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

ITEM 16. FORM 10-K SUMMARY

None.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

By:	/s/ Wesley W. Powell
Wesley W. Powell
Director, President and Chief Executive Officer
Date:	March 12, 2021

AIMCO OP L.P.

By:	Aimco OP GP, LLC, its General Partner
/s/ Wesley W. Powell
Wesley W. Powell Director, President and Chief Executive Officer
Date:	March 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.
By: Aimco OP GP, LLC, its General Partner

/s/ WESLEY W. POWELL	Director, Chief Executive Officer	March 12, 2021
Wesley W. Powell	(principal executive officer)

/s/ H. LYNN C. STANFIELD	Executive Vice President and	March 12, 2021
H. Lynn C. Stanfield	Chief Financial Officer (principal financial officer)

/s/ JUSTIN W. FRENZEL	Vice President	March 12, 2021
Justin W. Frenzel	Chief Accounting Officer (principal accounting officer)

/s/ ROBERT A. MILLER	Chairman of the Board of Directors	March 12, 2021
Robert A. Miller

/s/ QUINCY L. ALLEN	Director	March 12, 2021
Quincy L. Allen

/s/ TERRY CONSIDINE	Director	March 12, 2021
Terry Considine

/s/ PATRICIA L. GIBSON	Director	March 12, 2021
Patricia L. Gibson

/s/ JAY PAUL LEUPP	Director	March 12, 2021
Jay Paul Leupp

/s/ DEBORAH SMITH	Director	March 12, 2021
Deborah Smith

/s/ MICHAEL A. STEIN	Director	March 12, 2021
R. Michael A. Stein

/s/ R. DARY STONE	Director	March 12, 2021
R. Dary Stone

/s/ KIRK A. SYKES	Director	March 12, 2021
Kirk A. Sykes

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Apartment Investment and Management Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2021 expressed an unqualified opinion thereon.

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

During 2020 the Company acquired real estate for total consideration of $120.5 million. As more fully described in Note 2 and summarized in Note 3 to the consolidated financial statements, the total consideration for these asset acquisitions was allocated to land, buildings and improvements, right-of-use assets, intangible assets, and intangible liabilities, based upon their relative fair values.

Auditing the Company’s allocation of cost for these asset acquisitions involved a higher degree of judgment due to the subjective nature of the assumptions in determining the relative fair values of the assets acquired and liabilities assumed.  The significant assumptions used to estimate the fair value of these acquired tangible and intangible assets and liabilities includes market comparable prices for similar land parcels, estimated replacement costs for buildings and improvements, market rental rates, and assumptions regarding the time it would take to lease residential units assuming they were vacant at acquisition.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s allocation of cost of its asset acquisitions on a relative fair value basis to the assets acquired and liabilities assumed. This included testing controls over management’s review of the significant assumptions described above.

For the Company’s asset acquisitions, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying data used in the estimates of fair value. With the assistance of our valuation specialists, we compared the significant assumptions described above to observable market data and published industry resources. For example, we compared management’s land value assumptions and estimated building replacement costs to observable market transactions for similar properties.  For lease intangibles we compared management’s assumptions regarding market rental rates and the amount of time it would take to lease a residential unit if the building were vacant at acquisition to published market data for comparable leases.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2020.

Denver, Colorado

March 12, 2021

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2020 and 2019

(In thousands)

	2020	2019
ASSETS
Buildings and improvements	$995,116	$937,532
Land	505,153	447,880
Total real estate	1,500,269	1,385,412
Accumulated depreciation	(495,010)	(449,444)
Net real estate	1,005,259	935,968
Cash and cash equivalents	289,582	5,403
Restricted cash	9,153	4,717
Mezzanine investment	307,362	280,258
Interest rate option	13,315	—
Unconsolidated real estate partnerships	12,829	12,741
Notes receivable	37,045	—
Right-of-use lease assets	98,280	—
Due from affiliates	4,333	—
Other assets, net	63,334	21,038
Total assets	$1,840,492	$1,260,125

LIABILITIES AND EQUITY
Non-recourse property debt, net	$447,967	$492,638
Notes Payable to AIR	534,127	66,295
Total indebtedness	982,094	558,933
Deferred tax liabilities, net	131,560	148,227
Lease liabilities	100,496	—
Due to affiliates	5,897	—
Accrued liabilities and other	57,091	34,685
Total liabilities	1,277,138	741,845

Redeemable noncontrolling interest in consolidated real estate partnership	4,263	4,720
Commitments and contingencies (Note 15)
Equity:
Aimco Predecessor equity	—	513,264
Common Stock, $0.01 par value, 510,587,500 and 0 shares authorized at December 31, 2020 and 2019, respectively, and 149,036,263 and 0 shares issued and outstanding at December 31, 2020 and 2019, respectively	1,490	—
Additional paid-in capital	515,127	—
Accumulated deficit	(16,839)	—
Total Aimco equity	499,778	513,264
Noncontrolling interests in consolidated real estate partnerships	31,877	108
Common noncontrolling interests in Aimco Operating Partnership	27,436	188
Total equity	559,091	513,560
Total liabilities and equity	$1,840,492	$1,260,125

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2020, 2019, and 2018

(In thousands)

	2020	2019	2018
REVENUES:
Rental and other property revenues	$151,451	$143,692	$132,163

OPERATING EXPENSES:
Property operating expenses	61,514	57,541	53,552
Depreciation and amortization	77,965	64,030	49,375
Impairment	15,860	—	—
General and administrative expenses	10,469	7,062	5,766
Total operating expenses	165,808	128,633	108,693

Interest income	110	26	8
Interest expense	(27,512)	(18,598)	(19,643)
Mezzanine investment income, net	27,576	1,531	—
Income from unconsolidated real estate partnerships	808	935	940
Other expenses, net	(2,545)	(2,141)	(1,103)
(Loss) income before income tax benefit (expense)	(15,920)	(3,188)	3,672
Income tax benefit (expense)	10,149	3,301	(261)
Net (loss) income	(5,771)	113	3,411
Net loss attributable to redeemable noncontrolling interest in consolidated real estate partnership	457	191	—
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	4	15	5
Net loss (income) attributable to common noncontrolling interests in Aimco Operating Partnership	269	(15)	(173)
Net (loss) income attributable to Aimco common stockholders	$(5,041)	$304	$3,243

Net (loss) income attributable to Aimco per common share – basic	$(0.03)	$0.00	$0.02
Net (loss) income attributable to Aimco per common share – diluted	$(0.03)	$0.00	$0.02

Weighted-average common shares outstanding – basic	148,569	148,549	148,549
Weighted-average common shares outstanding – diluted	148,569	148,569	148,569

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2020, 2019, and 2018

(In thousands)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Aimco Predecessor Equity	Accumulated Deficit	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2017	—	$—	$—	$284,178	$—	$128	$—	$284,306
Net income attributable to Aimco Predecessor, net	—	—	—	3,243	—	—	—	3,243
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(5)	—	(5)
Net loss attributable to common noncontrolling interests in Aimco Operating Partnership	—	—	—	—	—	—	173	173
Distributions to Aimco Predecessor, net	—	—	—	(60,241)	—	—	—	(60,241)
Balances at December 31, 2018	—	—	—	227,180	—	123	173	227,476
Net income attributable to Aimco Predecessor, net	—	—	—	304	—	—	—	304
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(15)	—	(15)
Net loss attributable to common noncontrolling interests in Aimco Operating Partnership	—	—	—	—	—	—	15	15
Contributions from Aimco Predecessor, net	—	—	—	285,780	—	—	—	285,780
Balances at December 31, 2019	—	—	—	513,264	—	108	188	513,560
Net income attributable to Aimco Predecessor	—	—	—	11,798	—	—	—	11,798
Net loss attributable to Aimco common stockholders (1)	—	—	—	—	(16,839)	—	—	(16,839)
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(4)	—	(4)
Net loss attributable to common noncontrolling interests in Aimco Operating Partnership	—	—	—	—	—	—	(269)	(269)
Contributions from Aimco Predecessor, net	—	—	—	18,249	—	—	—	18,249
Issuance of equity in connection with Separation	148,866	1,488	514,306	(543,311)	—	—	27,517	—
Contributions from noncontrolling interests	—	—	—	—	—	31,773	—	31,773
Other Common Stock issuances	170	2	821	—	—	—	—	823
Balances at December 31, 2020	149,036	$1,490	$515,127	$—	$(16,839)	$31,877	$27,436	$559,091
(1) Net income earned from January 1, 2020 through December 14, 2020 is attributable to Aimco Predecessor as it was the sole shareholder prior to December 15, 2020.

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020, 2019, and 2018

(In thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,771)	$113	$3,411
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	77,965	64,030	49,375
Income from unconsolidated real estate partnerships	(808)	(935)	(940)
Income tax (benefit) expense	(10,149)	(3,301)	261
Impairment	15,860	—	—
Amortization of debt issuance costs and other	368	446	647
Mezzanine investment, net	(27,576)	(1,531)	—
Unrealized gain on interest rate option	1,058	—	—
Changes in operating assets and operating liabilities:
Accounts receivable and other	(1,873)	1,652	427
Accounts payable, accrued liabilities and other	(1,228)	(2,545)	305
Total adjustments	53,617	57,816	50,075
Net cash provided by operating activities	47,846	57,929	53,486
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(107,908)	(95,895)	—
Capital expenditures	(23,889)	(39,334)	(37,844)
Payment for mezzanine investment and related transaction costs	—	(277,627)	—
Other investing activities	2,472	—	—
Net cash used in investing activities	(129,325)	(412,856)	(37,844)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	40,000	62,480	93,280
Principal repayments on non-recourse property debt	(84,193)	(57,875)	(118,009)
Proceeds from Notes Payable to AIR	—	66,295	—
Purchase of interest rate option	(12,245)	—	—
Change in Aimco Predecessor investment, net	420,929	285,745	11,073
Contribution from noncontrolling interests in consolidated real estate partnerships	20,106	4,911	—
Other financing activities	(14,503)	(1,314)	(2,267)
Net cash provided by (used in) financing activities	370,094	360,242	(15,923)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	288,615	5,315	(281)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	10,120	4,805	5,086
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$298,735	$10,120	$4,805

See notes to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of

Aimco OP L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aimco OP L.P. (the Partnership) as of December 31, 2020 and 2019, the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2021 expressed an unqualified opinion thereon.

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

During 2020 the Partnership acquired real estate for total consideration of $120.5 million. As more fully described in Note 2 and summarized in Note 3 to the consolidated financial statements, the total consideration for these asset acquisitions was allocated to land, buildings and improvements, right-of-use assets, intangible assets, and intangible liabilities, based upon their relative fair values.

Auditing the Partnership’s allocation of cost for these asset acquisitions involved a higher degree of judgment due to the subjective nature of the assumptions in determining the relative fair values of the assets acquired and liabilities assumed.  The significant assumptions used to estimate the fair value of these acquired tangible and intangible assets and liabilities includes market comparable prices for similar land parcels, estimated replacement costs for buildings and improvements, market rental rates, and assumptions regarding the time it would take to lease residential units assuming they were vacant at acquisition.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s allocation of cost of its asset acquisitions on a relative fair value basis to the assets acquired and liabilities assumed. This included testing controls over management’s review of the significant assumptions described above.

For the Partnership’s asset acquisitions, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying data used in the estimates of fair value. With the assistance of our valuation specialists, we compared the significant assumptions described above to observable market data and published industry resources. For example, we compared management’s land value assumptions and estimated building replacement costs to observable market transactions for similar properties.  For lease intangibles we compared management’s assumptions regarding market rental rates and the amount of time it would take to lease a residential unit if the building were vacant at acquisition to published market data for comparable leases.

/s/ Ernst & Young LLP

We have served as the Partnership's auditor since 2020.

Denver, Colorado

March 12, 2021

AIMCO OP L.P.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2020 and 2019

(In thousands)

	2020	2019
ASSETS
Buildings and improvements	$995,116	$937,532
Land	505,153	447,880
Total real estate	1,500,269	1,385,412
Accumulated depreciation	(495,010)	(449,444)
Net real estate	1,005,259	935,968
Cash and cash equivalents	289,582	5,403
Restricted cash	9,153	4,717
Mezzanine investment	307,362	280,258
Interest rate option	13,315	—
Unconsolidated real estate partnerships	12,829	12,741
Notes receivable	37,045	—
Right-of-use lease assets	98,280	—
Due from affiliates	4,333	—
Other assets, net	63,334	21,038
Total assets	$1,840,492	$1,260,125

LIABILITIES AND PARTNERS' CAPITAL
Non-recourse property debt, net	$447,967	$492,638
Notes Payable to AIR	534,127	66,295
Total indebtedness	982,094	558,933
Deferred tax liabilities, net	131,560	148,227
Lease liabilities	100,496	—
Due to affiliates	5,897	—
Accrued liabilities and other	57,091	34,685
Total liabilities	1,277,138	741,845

Redeemable noncontrolling interest in consolidated real estate partnership	4,263	4,720
Commitments and contingencies (Note 15)
Partners' capital:
Aimco Predecessor	—	513,264
General Partner and Special Limited Partner	499,778	—
Limited Partners	27,436	188
Partners' capital attributable to Aimco Operating Partnership	527,214	513,452
Noncontrolling interests in consolidated real estate partnerships	31,877	108
Total partners' capital attributable to Aimco Operating Partnership	559,091	513,560
Total liabilities and partners' capital	$1,840,492	$1,260,125

See notes to consolidated financial statements.

AIMCO OP L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2020, 2019, and 2018

(In thousands)

	2020	2019	2018
REVENUES:
Rental and other property revenues	$151,451	$143,692	$132,163
OPERATING EXPENSES:
Property operating expenses	61,514	57,541	53,552
Depreciation and amortization	77,965	64,030	49,375
Impairment	15,860	—	—
General and administrative expenses	10,469	7,062	5,766
Total operating expenses	165,808	128,633	108,693

Interest income	110	26	8
Interest expense	(27,512)	(18,598)	(19,643)
Mezzanine investment income, net	27,576	1,531	—
Income from unconsolidated real estate partnerships	808	935	940
Other expenses, net	(2,545)	(2,141)	(1,103)
(Loss) income before income tax benefit (expense)	(15,920)	(3,188)	3,672
Income tax benefit (expense)	10,149	3,301	(261)
Net (loss) income	(5,771)	113	3,411
Net loss attributable to redeemable noncontrolling interests in consolidated real estate partnership	457	191	—
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	4	15	5
Net (loss) income attributable to the Aimco Operating Partnership’s common unitholders	$(5,310)	$319	$3,416

Net (loss) income attributable to the Aimco Operating Partnership per common unit - basic	$(0.03)	$0.00	$0.02
Net (loss) income attributable to the Aimco Operating Partnership per common unit - diluted	$(0.03)	$0.00	$0.02

Weighted-average common units outstanding – basic	156,500	156,480	156,480
Weighted-average common units outstanding – diluted	156,500	156,500	156,500

See notes to consolidated financial statements.

AIMCO OP L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Years Ended December 31, 2020, 2019, and 2018

(In thousands)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Aimco Predecessor Capital	Total Partners’ Capital
Balances at December 31, 2017	$—	$—	$—	$128	$284,178	$284,306
Net income attributable to Aimco Predecessor	—	173	173	—	3,243	3,416
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	(5)	—	(5)
Distributions to Aimco Predecessor, net	—	—	—	—	(60,241)	(60,241)
Balances at December 31, 2018	—	173	173	123	227,180	227,476
Net income attributable to Aimco Predecessor	—	15	15	—	304	319
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	(15)	—	(15)
Contributions from Aimco Predecessor, net	—	—	—	—	285,780	285,780
Balances at December 31, 2019	—	188	188	108	513,264	513,560
Net income attributable to Aimco Predecessor (1)	—	662	662	—	11,798	12,460
Net loss	(16,839)	(931)	(17,770)	—	—	(17,770)
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	(4)	—	(4)
Contributions from Aimco Predecessor, net	—	—	—	—	18,249	18,249
Issuance of partners' capital in connection with Separation	515,794	27,517	543,311	—	(543,311)	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	31,773	—	31,773
Other issuances of common partnership units to Aimco	823	—	823	—	—	823
Balances at December 31, 2020	$499,778	$27,436	$527,214	$31,877	$—	$559,091
(1) Net income earned from January 1, 2020 through December 14, 2020 is attributable to Aimco Predecessor as it was the sole partner prior to December 15, 2020.

See notes to the consolidated financial statements

AIMCO OP L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020, 2019, and 2018

(In thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,771)	$113	$3,411
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	77,965	64,030	49,375
Income from unconsolidated real estate partnerships	(808)	(935)	(940)
Income tax (benefit) expense	(10,149)	(3,301)	261
Impairments	15,860	—	—
Amortization of debt issuance costs and other	368	446	647
Mezzanine investment, net	(27,576)	(1,531)	—
Unrealized gain on interest rate option	1,058	—	—
Changes in operating assets and operating liabilities:
Accounts receivable and other	(1,873)	1,652	427
Accounts payable, accrued liabilities and other	(1,228)	(2,545)	305
Total adjustments	53,617	57,816	50,075
Net cash provided by operating activities	47,846	57,929	53,486
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(107,908)	(95,895)	—
Capital expenditures	(23,889)	(39,334)	(37,844)
Payment for mezzanine investment and related transaction costs	—	(277,627)	—
Other investing activities	2,472	—	—
Net cash used in investing activities	(129,325)	(412,856)	(37,844)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	40,000	62,480	93,280
Principal repayments on non-recourse property debt	(84,193)	(57,875)	(118,009)
Proceeds from Notes Payable to AIR	—	66,295	—
Purchase of interest rate option	(12,245)	—	—
Change in Aimco Predecessor investment, net	420,929	285,745	11,073
Contribution from noncontrolling interests in consolidated real estate partnerships	20,106	4,911	—
Other financing activities	(14,503)	(1,314)	(2,267)
Net cash provided by (used in) financing activities	370,094	360,242	(15,923)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	288,615	5,315	(281)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	10,120	4,805	5,086
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$298,735	$10,120	$4,805

See notes to consolidated financial statements

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Note 1 — Basis of Presentation and Organization

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Apartment Investment and Management Company (“Aimco”), AIMCO OP L.P. (“Aimco Operating Partnership”) and their consolidated subsidiaries. The Aimco Operating Partnership’s consolidated financial statements include the accounts of the Aimco Operating Partnership and its consolidated subsidiaries. All significant intercompany balances have been eliminated in consolidation.

Except as the context otherwise requires, “we,” “us,” and “our,” refer to Aimco, the Aimco Operating Partnership, and their consolidated entities.

The Separation

On December 15, 2020, Aimco completed the separation of its businesses (the “Separation”), creating two, separate and distinct, publicly traded companies, Aimco and Apartment Income REIT Corp. (“AIR”).

Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, Aimco is presented as being spun-off from AIR. This presentation is in accordance with generally accepted accounting principles in the U.S. (“GAAP”), and is due primarily to the relative significance of Aimco’s business, as measured in terms of revenues, net income, assets, and other relevant indicators, as compared to those indicators for AIR before the Separation. Therefore, Aimco is the accounting spinnee and AIR is considered the divesting entity and is treated as the accounting spinnor (Aimco and AIR together, as they existed prior to the Separation, “Aimco Predecessor”).

Prior to the Separation, the consolidated financial statements were prepared on a carve-out basis and reflect significant assumptions and allocations. The consolidated financial statements reflect our historical consolidated financial position, results of operations, and cash flows in conformity with U.S. GAAP. The historical financial statements of Aimco do not represent the financial position and results of operations of one legal entity, but rather a combination of entities under common control that have been “carved out” from Aimco Predecessor’s financial statements. All significant intercompany balances have been eliminated in consolidation.

All separation related transactions between Aimco and Aimco Predecessor are considered effectively settled through partners’ capital in our consolidated financial statements, other than the Notes Payable to AIR as discussed in Note 8. The settlement of these transactions is reflected as net contributions from and distributions to Aimco Predecessor in our consolidated statements of equity and partners’ capital and net change in Aimco Predecessor invesment in our consolidated statements of cash flows as financing activities.

Organization and Business

Aimco, a Maryland corporation incorporated on January 10, 1994, is a self-administered and self-managed real estate investment trust (“REIT”). Aimco, through a wholly-owned subsidiary, is the general and special limited partner of the Aimco Operating Partnership. As of December 31, 2020, Aimco owned approximately 93.2% of the legal interest in the common partnership units of the Aimco Operating Partnership and 94.8% of the economic interest in the Aimco Operating Partnership. The remaining 6.8% legal interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.

Following the completion of the Separation, we retained the development and redevelopment business of Aimco, 25 consolidated communities including 16 multi-family communities securing $534.1 million of Notes Payable to AIR, and four partially-owned communities that we do not consolidate. In the fourth quarter of 2020 we entered into a joint venture for the development of a property located in the Washington, D.C. area. In addition, we hold other opportunistic investments including 1001 Brickell Bay Drive; our indirect interest in the loan to, and the equity option in, Maximus PM Mezzanine A LLC, the partnership that owns Parkmerced Apartments (the “Mezzanine Investment”); and our IQHQ, Inc. (“IQHQ”) investment.

We own and operate a portfolio of apartment communities, diversified by both geography and price point in 12 states and the District of Columbia. As of December 31, 2020, our portfolio included 27 properties with 6,342 apartment homes. Any reference to the number of apartment communities and homes, square footage, or occupancy percentage in these notes to our consolidated financial statements are unaudited.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

We consolidate variable interest entities (“VIE”), in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

As used herein, and except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a partner in a limited partnership or a member of a limited liability company.

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on the Company’s previously reported results of operations, financial position, or cash flows.

Allocations

The consolidated statements of operations include allocations of general and administrative expenses from Aimco Predecessor, as discussed in Note 5 —Transactions with AIR. We consider the basis on which expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. However, the allocations may not include all the actual expenses that we would have incurred and may not reflect our consolidated results of operations, financial position, and cash flows had it been a stand-alone company during the periods presented. Actual costs that might have been incurred had we been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions we might have performed ourselves or outsourced, and strategic decisions we might have made in areas such as information technology and infrastructure. Following the Separation, AIR, through its subsidiaries, provides Aimco with certain property management and other services, and we perform certain functions using our own resources or purchase services from third parties.

Common Noncontrolling Interests in Aimco Operating Partnership

Common noncontrolling interests in Aimco Operating Partnership consist of common OP Units and are reflected in Aimco’s accompanying consolidated balance sheets as common noncontrolling interests in Aimco Operating Partnership.  The Aimco Operating Partnership’s income or loss is allocated to the holders of common OP Units, other than Aimco, based on the weighted-average number of common OP Units (including Aimco) outstanding during the period.  During the years ended December 31, 2020, 2019, and 2018, the holders of common OP Units had a weighted-average economic ownership interest in the Aimco Operating Partnership of 5.4%.  Please refer to Note 11 for further information regarding the items comprising common noncontrolling interests in the Aimco Operating Partnership.  Substantially all of the assets and liabilities of Aimco are held by the Aimco Operating Partnership.

Redeemable Noncontrolling Interest in Consolidated Real Estate Partnerships

Redeemable noncontrolling interest consists of equity interests held by a limited partner in a consolidated real estate partnership that has a finite life. We generally attribute to noncontrolling interests their share of income or loss of consolidated partnerships based on their proportionate interest in the results of operations of the partnerships, including their share of losses even if such attribution results in a deficit noncontrolling interest balance within our equity accounts.

If a real estate partnership includes redemption rights that are not within our control, the noncontrolling interest is included as temporary equity. If the redemption right is not currently redeemable but probable of being redeemable in the future, changes in redemption value are recognized each quarter with the change in value being reflected in additional paid-in-capital.

The assets of our consolidated real estate partnerships must first be used to settle the liabilities of the consolidated real estate partnerships. The consolidated real estate partnership’s creditors do not have recourse to the general credit of the Aimco Operating Partnership.

The following table represents a reconciliation of our redeemable noncontrolling interest in consolidated real estate partnerships during the year ended December 31, 2020 (in thousands):

Balance at December 31, 2019	$4,720
Net loss	(457)
Balance at December 31, 2020	$4,263

Investments in Unconsolidated Real Estate Partnerships

We own general and limited partner interests in partnerships that either directly, or through interests in other real estate partnerships, own apartment communities. We generally account for investments in real estate partnerships that we do not consolidate under the equity method. Accordingly, we recognize our share of the earnings or losses of the entity for the periods presented, inclusive of our share of any impairments and disposition gains or losses recognized by and related to such entities, and we present such amounts within income from unconsolidated real estate partnerships in our consolidated statements of operations.

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

We assess the recoverability of our equity method investments if there are indicators of potential impairment. We did not recognize any such impairments of our equity method investments during the years ended December 31, 2020, 2019, and 2018.

Mezzanine Investment

The Separation Agreement provides for AIR to transfer ownership of the subsidiaries that originated and hold the mezzanine loan to the partnership owning Parkmerced Apartments, the related equity option and the interest rate option, or swaption, that provides partial protection against future refinancing risk through 2024 once required consents to transfer are received.  At the time of the Separation and as of March 12, 2021, AIR retained legal ownership of these subsidiaries. Until ownership of the subsidiaries is transferred, AIR is obligated to pass payments on such loan to us, and we are obligated to indemnify AIR against any costs and expenses related thereto. We have the risks and rewards of ownership of the Mezzanine Investment and have recognized an asset related to our right to receive the Mezzanine Investment from AIR.

Prior to the Separation, consistent with the presentation of the consolidated financial statements on a carve out basis and considering intent to legally transfer the subsidiaries holding the mezzanine investment and related assets in connection with the Separation, the Mezzanine Investment was accounted for as an equity method investment. Accordingly, we recognized as income changes in our share of net assets, adjusted for any basis differential, in mezzanine investment income, net, in our consolidated statements of operations.

Subsequent to the Separation, we recognize as income the net amounts recognized by AIR on its equity investment that are due to be paid to us when collected, which primarily represent the interest accrued under the terms of the underlying mezzanine loan. As of December 31, 2020, the Mezzanine Investment in our consolidated balance sheets represents the assets associated with our indirect interest in the subsidiary that owns Parkmerced Apartments, which we do not consolidate.

Real Estate

Acquisitions

Upon the acquisition of real estate, we determine whether the purchase qualifies as an asset acquisition or, less frequently, meets the definition of an acquisition of a business. We generally recognize the acquisition of real estate or interests in partnerships that own real estate at our cost, including the related transaction costs, as asset acquisitions.

We allocate the cost of real estate acquired based on the relative fair value of the assets acquired and liabilities assumed. The fair value of these assets and liabilities is determined using valuation techniques that rely on Level 2 and Level 3 inputs within the fair value framework. We determine the fair value of tangible assets, such as land, buildings, furniture, fixtures, and equipment using valuation techniques that consider comparable market transactions, replacement costs, and other available information. We determine the fair value of identified intangible assets or liabilities, which typically relate to in-place leases, using valuation techniques that consider the terms of the in-place leases, current market data for comparable leases, and our experience in leasing similar real estate.

The intangible assets or liabilities related to in-place leases are comprised of: (a) the value of the above- and below-market leases in-place, measured over the period, including probable lease renewals for below-market leases, for which the leases are expected to remain in effect; (b) the estimated unamortized portion of avoided leasing commissions and other costs that ordinarily would be incurred to originate the in-place leases; and (c) the value associated with in-place leases during an estimated absorption period, which estimates rental revenue that would not have been earned had the leased space been vacant at the time of acquisition, assuming lease-up periods based on market demand and stabilized occupancy levels. The above- and below-market lease intangibles are amortized to rental revenue over the expected remaining terms of the associated leases, which include reasonably assured renewal periods. Other intangible assets related to in-place leases are amortized to depreciation and amortization over the expected remaining terms of the associated leases.

Capital Additions

We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopments, other tangible apartment community improvements, and replacements of existing community components. Included in these capitalized costs are payroll costs associated with time spent by employees in connection with the planning, execution, and control of all capital addition activities at our communities. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital addition activities. We also capitalize interest, property taxes, and insurance during periods in which construction projects are in progress. We commence capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, at the point in time when activities necessary to get communities, apartment homes, or leased spaces ready for their intended use begin. These activities include when communities, apartment homes or leased spaces are undergoing physical construction, as well as when homes or leased spaces are held vacant in advance of planned construction, provided that other activities such as permitting, planning, and design are in progress. We cease the capitalization of costs when the communities or components thereof are substantially complete and ready for their intended use, which is typically when construction has been completed and homes or leased spaces are available for occupancy. We charge costs including ordinary repairs, maintenance, and resident turnover costs to property operating expense, as incurred.

For the each of the years ended December 31, 2020, 2019, and 2018, we capitalized to buildings and improvements $1.0 million, $0.2 million, and $0.3 million of interest costs, respectively. For the years ended December 31, 2020, 2019, and 2018, we capitalized to buildings and improvements $2.7 million, $4.1 million, and $4.9 million of indirect costs, respectively.

Gain or Loss on Dispositions

Gain or loss on dispositions are recognized when we no longer hold a controlling financial interest in the real estate and sufficient consideration has been received. Upon disposition, the related assets and liabilities are derecognized, and the gain or loss on disposition is recognized as the difference between the carrying amount of those assets and liabilities and the value of consideration received. There were no dispositions in the years ended December 31, 2020, 2019, and 2018.

Impairment

Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an asset may not be recoverable, we assess its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the community. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community.

In connection with the Separation, we entered into a sublease of office space within our corporate offices to AIR at then-current market rents.  Based on an analysis of the estimated undiscounted cash flows relative to the sublease arrangement, we evaluated the recoverability of the assets associated with the subleased space, including, the right-of-use asset, tenant improvements and furniture, fixtures and equipment and concluded the subleased assets were impaired. We recorded an impairment charge of $11.0 million in our consolidated statements of operations for the year ended December 31, 2020.  There were no such impairments for the years ended December 31, 2019 and 2018.

In connection with the Separation, we entered into a software license agreement with AIR to provide for the use of certain internally developed software at then-current market rates.  Based on an analysis of the estimated undiscounted cash flows relative to the carrying value of the internally developed software, we concluded the assets were impaired.  Additionally, following an evaluation of the future service potential of certain other internal software that was under development, we ceased development and impaired the associated carrying value.  We recorded an aggregate impairment charge of $4.9 million in our consolidated statements of operations for the year ended December 31, 2020.  There were no such impairments for the years ended December 31, 2019 and 2018.

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

Supplemental cash flow information for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$22,152	$17,748	$19,296
Cash paid for income taxes	9,216	1,773	284
Non-cash transactions associated with the acquisition of real estate:
Non-recourse property debt assumed in connection with the acquisition of real estate	—	66,779	—
Contributions from Aimco Predecessor	955	—	—
Contribution from noncontrolling interest in consolidated real estate partnerships	11,667	—	—
Deferred tax liability assumed in connection with the acquisition of real estate	—	148,809	—
Other non-cash transactions:
Accrued capital expenditures (at end of period)	1,641	1,966	3,964
Non-recourse property debt assumed with collateral substitution	—	—	72,296
Issuance of Notes Payable to AIR in connection with the Separation	534,127	—	—
Contributions from Aimco Predecessor, net	131,447	—	—

Restricted Cash

Restricted cash consists of tenant security deposits, capital replacement reserves, insurance reserves, and cash restricted as required by our debt agreements.

Other Assets

As of December 31, 2020, and 2019, other assets were comprised of the following amounts (in thousands):

	2020	2019
Intangible lease assets, net	$7,264	$13,380
Accounts receivable, net of allowances of $1,467 and $80 as of December 31, 2020 and 2019, respectively	2,660	2,313
Prepaid expenses and real estate taxes	10,493	2,991
Investment in IQHQ	12,500	—
Corporate fixed assets	12,860	—
Deferred costs, deposits, and other	17,557	2,354
Total other assets, net	$63,334	$21,038

Intangibles

Intangible lease assets are included in other assets, net and intangible lease liabilities are included in accrued liabilities and other on the consolidated balance sheets. The following table details intangible lease assets and liabilities, net of accumulated amortization, for the years ended December 31, 2020, and 2019 (in thousands).

	2020	2019
In-place leases and leasing costs	$17,203	$16,355
Above-market leases	146	145
Less: accumulated amortization	(10,085)	(3,120)
Intangible lease assets, net	$7,264	$13,380

Below-market leases	$4,886	$4,219
Less: accumulated amortization	(2,366)	(633)
Intangible lease liabilities, net	$2,520	$3,586

Based on the balance of intangible lease assets and liabilities as of December 31, 2020, the net aggregate amortization for the next five years and thereafter is expected to be as follows (in thousands).

	In-place leases and leasing costs	Below-market leases
2021	$3,938	$1,201
2022	1,944	676
2023	830	321
2024	346	176
2025	206	146
Thereafter	—	—
Total future amortization	$7,264	$2,520

Accounts Receivable, net and Straight-line rent

We present our accounts receivable and straight-line rent receivable net of allowances for amounts that may not be collected. The allowance is determined based on an assessment on whether substantially all of the amounts due from the resident or tenant is probable of collection. This includes a specific tenant analysis and aging analysis.

Deferred Leasing Costs

Beginning in 2019, in accordance with the adoption of Accounting Standard Codification (“ASC”) 842, we defer leasing costs incremental to a lease that we would not have incurred if the contract had not been obtained. Amortization of these costs is included in depreciation and amortization. Prior to 2019, we deferred leasing commissions and other direct costs incurred in connection with successful leasing efforts and amortized the costs over the terms of the related leases.

Revenue from Leases

We are a lessor for residential and commercial leases. Our operating leases with residents may provide that the resident reimburse us for certain costs, primarily the resident’s share of utilities expenses, incurred by the apartment community. Our operating leases with commercial tenants may provide that the tenant reimburse us for common area maintenance, real estate taxes, and other recoverable costs incurred by the commercial property.

Beginning in 2019, with the adoption of ASC 842, we concluded that residential and commercial reimbursements represent revenue attributable to non-lease components for which the timing and pattern of recognition is the same as the revenue for the lease components. We adopted the practical expedient that allows us to account for the lease and non-lease components as a single component. Reimbursements and the related expenses are presented on a gross basis in our consolidated statements of operations, with the reimbursements included in rental and other property revenues in our consolidated statements of operations in the period the recoverable costs are incurred. We recognize rental revenue attributed to lease components, net of any concessions, on a straight-line basis over the term of the lease.

Debt Issuance Costs

We defer, as debt issuance costs, lender fees and other direct costs incurred in obtaining new financing and amortize the amounts over the terms of the related loan agreements. In connection with the modification of existing financing arrangements, we defer lender fees and amortize these costs and any unamortized debt issuance costs over the term of the modified loan agreement. Debt issuance costs associated with non-recourse property debt are presented as a direct deduction from the related liabilities in our consolidated balance sheets. For debt issuance costs associated with our revolving credit facilities and construction loans that have not been drawn we record the costs in other assets, net in our consolidated balance sheets and amortize the costs to interest expense, on a straight-line basis over the term of the arrangement. Debt issuance costs associated with construction loans are reclassified as a direct deduction to the construction loan liability in proportion to any draws on the loans in our consolidated balance sheets and subsequently amortized to interest expense on a straight-line basis over the remaining term of the arrangement in our consolidated statements of operations.

When financing arrangements are repaid or otherwise extinguished prior to maturity, unamortized debt issuance costs are written off. Any lender fees or other costs incurred in connection with an extinguishment are recognized as expense. Amortization and write-off of debt issuance costs and other extinguishment costs are included in interest expense in our consolidated statements of operations.

Depreciation and Amortization

Depreciation for all tangible assets is calculated using the straight-line method over their estimated useful lives. Acquired buildings and improvements are depreciated over a useful life based on the age, condition, and other physical characteristics of the asset. Furniture, fixtures, and equipment are generally depreciated over five years.

We depreciate capitalized costs using the straight-line method over the estimated useful life of the related improvement, which is generally 5, 15, or 30 years. We also capitalize payroll and other indirect costs incurred in connection with preparing an asset for its intended use. These costs include corporate-level costs that clearly relate to the capital addition activities, which we allocate to the applicable assets. All capitalized payroll costs and indirect costs are allocated to capital additions proportionately based on direct costs and depreciated over the estimated useful lives of such capital additions.

Purchased equipment is recognized at cost and depreciated using the straight-line method over the estimated useful life of the asset, which is generally five years. Leasehold improvements are also recorded at cost and depreciated on a straight-line basis over the shorter of the asset’s estimated useful life or the term of the related lease.

Certain homogeneous items that are purchased in bulk on a recurring basis, such as appliances, are depreciated using group methods that reflect the average estimated useful life of the items in each group. Except in the case of casualties, where the net book value of the lost asset is written off in the determination of casualty gains or losses, we generally do not recognize any loss in connection with the replacement of an existing community component because normal replacements are considered in determining the estimated useful lives used in connection with our composite and group depreciation methods.

Income Taxes

Aimco has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 1994, and it intends to continue to operate in such a manner. Our current and continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Internal Revenue Code, which are related to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If Aimco qualifies for taxation as a REIT, it will generally not be subject to United States federal corporate income tax on our taxable income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from an investment in a corporation.

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

Certain of Aimco’s operations or a portion thereof, including property management and risk management, are conducted through taxable REIT subsidiaries, which are our subsidiaries of the Aimco Operating Partnership, and each of which we refer to as a TRS. A TRS is a subsidiary C-corporation that has not elected REIT status and, as such, is subject to United States federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents and investment partners that cannot be offered directly by a REIT. We also use TRS entities to hold investments in certain apartment communities.

For our TRS entities, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for United States federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine, based on available evidence, that it is more likely than not that the assets will not be realized. We recognize the tax consequences associated with intercompany transfers between the Aimco Operating Partnership and TRS entities when such transactions occur. Please refer to Note 9 for further information about our income taxes.

Earnings per Share and per Unit

We and the Aimco Operating Partnership calculate earnings per share and unit based on the weighted-average number of shares of common stock or common OP units, participating securities, common stock or common unit equivalents and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership considers both common OP units and equivalents, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit computations. Please refer to Note 12 for further information regarding earnings per share and unit computations.

Use of Estimates

The preparation of our consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts included in the consolidated financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Accounting Pronouncements Adopted in the Current Year

Effective January 1, 2020, we adopted ASC 326, Financial Instruments-Credit Losses, issued by the FASB, which changes the method and timing of the recognition of credit losses on financial assets. The standard requires us to estimate and record credit losses over the life of a financial instrument, including our note receivable, at its inception. The adoption did not have a material impact on our financial position or results of operations.

Recent Accounting Pronouncements

On January 2020, the FASB issued Accounting Standard Update (“ASU”) 2020-01, Investment – Equity Securities, (Topic 321), Investments – Equity Method and Joint Venture (Topic 323) and Derivatives and Hedging (Topic 815), which updates and addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities, which is effective for us on January 1, 2021.  Adoption of the standards update requires changes to be made prospectively and early adoption is permitted.  The adoption of this standard on January 1, 2021 is not expected to have a material impact on our consolidated financial statements.

On August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, and affects the diluted earnings per share calculation for instruments that may be settled in cash or shares, which is effective for us on January 1, 2021.  Adoption of the standards update requires changes to be made retrospectively and early adoption is permitted.  The adoption of this standard on January 1, 2021 is not expected to have a material impact on our consolidated financial statements.

Note 3 — Significant Transactions

Acquisition of Upton Place

On December 4, 2020, we entered into a joint venture partnership with AIR (the “Upton Place Holding JV”) to acquire a 90% interest in a joint venture partnership (the “Upton Place JV”) with a third party developer (“Developer”). The Upton Place JV was formed to acquire Upton Place, a mixed-use development project which will create 689 apartment homes and approximately 100,000 square feet of commercial space in upper-northwest Washington, D.C.

Upton Place Holding JV

We issued an $85.0 million promissory note (representing a commitment to fund equity) for an approximate 81% interest and AIR contributed $20.0 million for an approximate 19% interest in the Upton Place Holding JV. As of December 31, 2020, $5.2 million of the $85 million was funded.

Following the formation of the Upton Place Holding JV, contemporaneous with the Separation, Aimco and AIR also entered into a membership interest lease agreement in which AIR assigned all its economic rights in the Upton Place Holding JV to Aimco in exchange for annual payments of $1.15 million. We evaluated the joint venture, concluded that we are the primary beneficiary and therefore consolidate the Upton Place Holding JV. AIR’s equity interest in the joint venture is presented as noncontrolling interests in consolidated real estate partnerships in the consolidated balance sheets.

Upton Place JV

Contemporaneous with the formation of the joint venture, the Developer provided a guaranty of cost overruns which requires the Developer to fund all costs and expenses in excess of certain guaranteed cost amounts. The Developer has also guaranteed the project’s construction, delivery and will be responsible for managing the lease up and management of the retail units. We will be responsible for the lease-up and management of the residential units.

The Developer has a 10% interest in the Upton Place JV as well as rights to receive a promote distribution contingent on certain internal rates of return. Upon final completion of the project and following 360 days after stabilization (“Stabilization”, defined as at least 95% of apartment units and 90% of retail space being leased with tenants having taken possession), the Developer has the option to require the Upton Place JV to redeem its promote based on the then fair value of the project.

We evaluated the joint venture, concluded that we are the primary beneficiary and therefore consolidate the Upton Place JV. The Developer’s equity interest in the joint venture is presented as noncontrolling interests in consolidated real estate partnerships in the consolidated balance sheets. The Developer’s contingent option relative to its promote distribution is a liability.  As of December 31, 2020, the Developer’s noncontrolling interest and promote distribution liability was $11.7 million and $0, respectively.

In conjunction with the acquisition of Upton Place, we entered into two 99-year ground leases with a third party for the land underlying the property.

Upon the signing of the Upton Place JV we paid customary acquisition costs including a broker fee to a related party in the amount of $1.8 million.

Acquisition of Hamilton on the Bay

On August 25, 2020, we acquired Hamilton on the Bay, an apartment community and an adjacent land parcel located in Miami, Florida.

Summarized information regarding these acquisitions is set forth in the table below (in thousands):

Purchase price	115,394
Capitalized transaction costs	5,136
Total consideration	$120,530
Land	56,649
Building and improvements	56,171
Right-of-use lease assets	92,787
Due from affiliates	705
Lease liabilities	(86,348)
Intangible assets (1)	1,517
Below-market lease liabilities (2)	(951)
Total consideration	$120,530

(1)  Intangible assets include in-place leases and leasing costs with a weighted-average term of 0.5 years.

(2)  Below-market leases have a weighted-average term of 0.6 years.

Life Science Developer Investment

As of December 31, 2020, we have a $12.5 million investment in and a $37.5 million commitment to IQHQ, a privately-held life-sciences real estate development company.  In addition, Aimco has the right to collaborate with IQHQ on any multifamily component at its future development sites.

Note 4 — Leases

Lessor Arrangements

The majority of payments we receive for our residential and commercial leases are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements and other services. We determine if an arrangement is or contains a lease at inception.

Our total lease income was comprised of the following amounts for all operating leases for the year ended December 31, 2020 (in thousands):

	2020	2019
Fixed lease income	$140,140	$133,180
Variable lease income	11,192	9,929
Total lease income	$151,332	$143,109

In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. Future minimum annual rental payments we will receive under commercial leases, excluding such extension options, are as follows as of December 31, 2020 (in thousands):

2021	$10,866
2022	9,047
2023	5,761
2024	3,664
2025	2,551
Thereafter	1,315
Total	$33,204

Generally, our residential leases do not provide extension options so the average remaining term is less than one year. Our commercial leases, as of December 31, 2020, have an average remaining term of 2.8 years.

Lessee Arrangements

We estimated the value of our lease liabilities using discount rates equivalent to the rates we would pay on a secured borrowing with terms similar to the leases. We determine if an arrangement is or contains a lease at inception. We have lease agreements with lease and non-lease components and have elected to not separate these components for all classes of underlying assets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Leases with initial terms greater than 12 months are recorded as operating or financing leases on the consolidated balance sheets.

During the year ended December 31, 2020, we entered into two 99-year ground leases for the land underlying the development site at Upton Place and initially recorded right-of-use lease assets and lease liabilities of $92.8 million and $86.3 million, respectively. We also have a lease for our corporate office. Substantially, all of the payments under our ground and office leases are fixed. We exclude options to extend the leases in our minimum lease terms unless the options are reasonably certain to be exercised. We sublease office space within our corporate office to AIR which is reflected in sublease income below.

As of December 31, 2020, the ground and office leases have weighted-average remaining terms of 99 years and 8.4 years, respectively, and weighted-average discount rates of 6.0% and 3.2%, respectively. Minimum annual rental payments under these operating and financing leases, reconciled to the lease liabilities in our consolidated balance sheets, are as follows (in thousands):

	Sublease Income	Operating Lease Future Minimum Rent	Financing Leases Future Minimum Payments
2021	$1,380	$1,472	$1,200
2022	1,393	1,841	1,600
2023	1,403	1,871	2,000
2024	1,413	1,900	3,000
2025	1,423	1,930	3,500
Thereafter	4,959	6,814	1,151,782
Total	$11,971	$15,828	$1,163,082
Less: Discount		(2,113)	(1,076,301)
Total lease liabilities		$13,715	$86,781

Note 5 — Transactions with AIR

After the Separation, we and AIR are operating as two, focused and independent companies. We entered into various separation and transition services agreements with AIR that provide for a framework of our relationship with AIR after the Separation, including: (i) a separation agreement setting forth the mechanics of the Separation, the key provisions relating to the separation of our assets and liabilities from those of AIR, and certain organizational matters and conditions; (ii) an employee matters agreement to allocate liabilities and responsibilities relating to employment matters, employee compensation, and benefits plans and programs, and other related matters; (iii) agreements pursuant to which AIR will provide property management and related services to us (collectively, the “Property Management Agreements”); (iv) an agreement pursuant to which AIR will provide us with customary administrative and support services on an ongoing basis (the “Master Services Agreement”); and (v) a Master Leasing Agreement where we may enter into leases with AIR with the option to redevelop, develop, or lease-up, and under which we will have certain lease termination rights (the “Master Leasing Agreement”).

Property Management Agreements

We entered into several Property Management Agreements with AIR, pursuant to which AIR will provide us with certain property management/property accounting and related services for the majority of our operating properties, and we will pay AIR a property management fee of 3% of each respective property’s revenue collected and such other fees as may be mutually agreed for various other services. The initial term of each property management/property accounting agreement is one-year, with automatic one-year renewal periods, unless either party elects to terminate at any time upon delivery of 60 days’ prior written notice to the other party. Neither party is obligated to pay to the other party a termination fee or other penalty upon such termination.

Subsequent to the Separation, we recorded property management/property accounting fees of $0.2 million, which is included in property operating expenses in our consolidated statements of operations.

Master Services Agreement

We and AIR entered into a Master Services Agreement, in which AIR will provide us with customary administrative and support services. We are obligated to pay AIR the fully burdened costs (including internal allocated costs) in performing the services. We may terminate any or all services on 60 days’ prior written notice, and AIR may terminate individual services, at any time after December 31, 2023.

Master Leasing Agreement

The Master Leasing Agreement governs the current and any future leasing arrangements between us, as lessee and AIR, as lessor; the initial term of the Master Leasing Agreement is 18 months, with automatic annual extensions (subject to each party’s right to terminate upon notice prior to the end of any such extension term). The Master Leasing Agreement provides that each time the parties thereto wish to execute a lease for a particular property, such parties will cause their applicable affiliates to execute a stand-alone lease (each, a “Lease”.)  The initial annual rent for any leased property is based on the then-current fair market value of the subject property and market NOI cap rates, subject to certain adjustments, and is further subject to periodic escalation as set forth in the applicable Lease, and the other terms thereof, including the initial term and extensions. We have the right to terminate any such Lease prior to the end of its term once the leased property is stabilized. In connection with such an early termination, AIR will generally have an option (and not an obligation) to pay us an amount equal to the difference between the then-current fair market value of such property and the initial fair market value of such property at the time of Lease inception, at a five percent discount thereto; if AIR does not exercise such option, we will have the right to cause such property to be sold to a third party, with AIR guaranteed to receive an amount equal to the fair market value of the property at the time of the Lease inception and we will retain any excess proceeds. In the event of such sale of the property, we may also elect to purchase the property at a purchase price equal to the fair market value as agreed upon at the time of Lease inception (and may subsequently sell the property to a third party, subject to AIR’s right of first refusal during the first year following our acquisition). If AIR elects not to pay the fee for the development or redevelopment-related improvements, and we decline to purchase the property or cause its sale to a third party, we may elect to rescind its termination of the applicable lease and instead continue such lease in effect in accordance with its terms. See Note—17 for further details related to properties leased on January 1, 2021.

Notes Payable to AIR

On December 14, 2020, we entered into $534.1 million of Notes Payable to AIR that are secured by a pledge of the equity interest in the entity that holds a portfolio of assets, however, the assets secure existing senior loans of $215.4 million as of December 31, 2020. The notes will mature on January 31, 2024 and bear interest at 5.2%, with accrued interest payable quarterly on January 1, April 1, July 1 and October 1, and commencing on April 1, 2021. For the year ended December 31, 2020, we recognized interest expense of $1.3 million associated with the Notes Payable to AIR. See Note—8 for further details.

Expense Allocation

In preparing our consolidated financial statements for the periods prior to the Separation, certain expenses, including property operating expenses, depreciation and amortization, and general and administrative expenses, incurred at the corporate level that are attributable to us have been allocated on a carve-out basis. Expenses allocated for the years ended December 31, 2020, 2019, and 2018, were $9.8 million, $9.5 million, and $7.6 million, respectively. Depending on the nature of the expense, the allocation was based on Aimco’s relative share of total gross potential revenue and the relative gross asset value of our communities as compared to the total gross potential revenue and gross asset value of all communities held by Aimco Predecessor, which we believe to be reasonable methodologies. These allocated expenses are centralized corporate costs for management and other services, including, but not limited to, executive oversight, treasury, finance, human resources, tax, accounting, financial reporting, information technology, and investor relations.

Sublease with AIR

In December 2020, we entered into a sublease arrangement with AIR to provide space within our corporate office, including tenant improvements and furniture, fixtures and equipment, at then-current market rents.  The sublease provides for fixed rents, which commenced on January 1, 2021 and expire on May 31, 2029.  Please refer to Note 4 for further information about our sublease income.

As of December 31, 2020, we have amounts due to and due from AIR of $5.9 million and $3.6 million, respectively. The due to AIR primarily consist of invoices paid on our behalf and accrued interest on the Notes Payable to AIR. The due from AIR primarily consist of prepaid rents.

Guarantee Liability

Legal liabilities that relate to occurrences prior to the Separation, including environmental liabilities related to properties that were no longer owned by Aimco or AIR at the time of the Separation, pursuant to the terms of the Separation Agreement, Aimco Operating Partnership will bear the first $17.5 million of such liabilities, in the aggregate, and AIR Operating Partnership will bear any such liabilities in excess of $17.5 million.

On the date of Separation, we recognized a guarantee liability of $16.4 million based on an estimate of the expected future cash flows required to settle the legal liabilities, including, but not limited to, remediation, settlement and legal costs, discounted by an estimated market discount rate of 4.25%.  The guarantee liability will be systematically reduced in proportion to the estimated liability as costs related to the legal liabilities are incurred, which we estimate will occur through 2023.  As of

December 31, 2020, the guarantee liability of $16.3 million is included in accrued liabilities and other in our consolidated balance sheets.

Note 6 — Variable Interest Entities

Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional financial support. A limited partnership is considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor certain rights to participate in the decisions that most significantly affect the financial results of the partnership. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

The VIEs we consolidate own interests in real estate. We are the primary beneficiary for the VIEs because we have the power to direct the activities that most significantly impact the entities’ economic performance and have a substantial economic interest. We have six unconsolidated VIEs for which we are not the primary beneficiary because we are not the decision maker.

The details of our consolidated and unconsolidated VIEs are summarized in the table below as of December 31, 2020 and 2019 (in thousands, except for VIE count).

	December 31, 2020		December 31, 2019
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Count of VIEs	2	6	1	5
Assets:
Real estate, net	$310,552	$—	$299,387	$—
Mezzanine investment	—	307,362	—	280,258
Right-of-use lease assets	92,709	—	—	—
Unconsolidated real estate partnerships	—	12,829	—	12,741
Other assets	16,949	12,500	14,645	—
Liabilities:
Notes Payable to AIR	—	—	66,295	—
Deferred tax liability	133,842	—	143,934	—
Accrued liabilities and other	7,106	—	8,873	—
Lease liabilities	86,781	—	—	—

Assets of our consolidated VIEs must first be used to settle the liabilities of the VIE. The consolidated VIEs’ creditors do not have recourse to our general credit.

Unconsolidated Real Estate Partnerships

We own an interest in four apartment communities in San Diego, California, of which we are not the primary beneficiary. Our investment balance of $12.8 million and $12.7 million as of December 31, 2020 and 2019, respectively, represents our maximum exposure to loss in these VIEs. Our other unconsolidated VIE is insignificant to our consolidated balance sheets for both periods presented.

As discussed in Note 2, AIR owns an interest in a partnership that owns Parkmerced Apartments, of which it is not the primary beneficiary, and under the terms of the Separation Agreement, AIR is obligated to transfer ownership of the subsidiaries that hold this interest to us upon receipt of applicable third-party consent. Our investment balance of $307.4 million as of December 31, 2020, reflected in Mezzanine Investment in our consolidated balance sheets, represents our indirect interest in notes receivable through our agreement with AIR and represents our maximum exposure to loss in this VIE. Please refer to Note 7 for further details.

Note 7 – Mezzanine Investment

The Mezzanine Investment, accounted for as an equity method investment prior to Separation, is significant as defined by the Securities and Exchange Commission.  Accordingly, we have included the audited financial statements of Parkmerced Apartments for the year ended December 31, 2020.  The following table provides summarized balance sheet information of the Parkmerced Apartments as of December 31, 2019 (in thousands):

December 31, 2019
Assets:
Real estate, net	$580,242
Cash and cash equivalents	25,078
Restricted cash	917
Other assets	22,510
Liabilities and equity:
Notes payable, net	1,545,587
Other liabilities	15,149
Deficit	$(931,989)

The following table provides a summarized statement of operations information of the Parkmerced Apartments from the date of our investment, November 26, 2019, through December 31, 2019 (in thousands):

REVENUES:
Rental and other property revenues	$10,089
OPERATING EXPENSES:
Property operating expenses	4,365
Depreciation and amortization	2,116
General and administrative expenses	1,250
Total operating expenses	7,731
Interest expense	(9,657)
Other income, net	2,920
Net loss	$(4,379)

The following table provides a summarized statement of cash flow information of the Parkmerced Apartments from the date of our investment, November 26, 2019, through December 31, 2019 (in thousands):

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(12,869)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of improvements, furniture, fixtures, and equipment	(986)
Net cash used in investing activities	$(986)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage note payable	1,500,000
Proceeds from mezzanine note payable	275,000
Payments of mortgage financing costs	(146,250)
Payment of interest rate swap	(15,900)
Repayment of mortgage note payable	(450,000)
Repayment of mezzanine notes payable	(1,047,927)
Distributions	(98,777)
Net cash provided by investing activities	$16,146
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2,291
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	23,704
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$25,995

Note 8 —Debt

Revolving Credit Facility

     On December 16, 2020, we entered into a credit agreement with PNC Bank. The credit agreement provides for a new $150.0 million secured credit facility, a $20.0 million swingline loan sub-facility and a $30.0 million letter of credit sub-facility. We can request incremental commitments under the credit agreement up to an aggregate principal amount of $300.0 million. The credit facility expires on December 2023, but can be extended, at our option, by up to two twelve-month periods, subject to the satisfaction of certain events and covenant metrics. The revolving loans (other than the swingline) will bear interest, at our option, at a per annum rate equal to (a) LIBOR plus a margin of 2.00% or (b) a base rate plus a margin of 1.00%. Swingline loans made under the Revolving Credit Facility will bear interest at a per annum rate equal to the base rate plus a margin of 1.00%. The base rate is defined as a fluctuating per annum rate of interest equal to the highest of (x) the overnight bank funding rate as reported by the Federal Reserve Bank of New York, plus 0.5%, (y) PNC Bank, National Association’s prime rate and (z) the daily LIBOR Rate plus 1.00%. If the LIBOR Rate determined under any referenced method would be less than .25%, such rate shall be deemed .25%.  Aimco may terminate or, from time to time, reduce the aggregate amount of commitments.

     As of December 31, 2020, we had no outstanding balance related to the credit facility, the swingline sub-facility or the letter of credit Sub-facility. Total debt issuance costs of approximately $1.9 million have been deferred and are presented within other assets, net in our consolidated balance sheets. Under our revolving secured credit facility, we are required to maintain a fixed charge coverage ratio of 1.25x, minimum adjusted tangible net worth of $625.0 million, and maximum leverage of 60% as defined in the credit agreement, among other customary covenants. We are currently in compliance with these covenants.

Notes Payable to AIR

On December 14, 2020, our subsidiary, Aimco JO Intermediate Holdings LLC (“Aimco JO”) entered into two notes aggregating to $534.1 million (the “Notes Payable to AIR” or “Notes”) in exchange for an equity interest in James-Oxford Limited Partnership (“James Oxford”) a consolidated subsidiary of Aimco that indirectly owns a portfolio of consolidated real estate assets. The Notes are secured by a pledge of the equity interests in James Oxford, however, James Oxford’s assets secure existing senior loans of $215.4 million as of December 31, 2020. The Notes mature on January 31, 2024 and bear interest at 5.2%, with accrued interest payable quarterly on January 1, April 1, July 1 and October 1, commencing on April 1, 2021. For the year ended December 31, 2020, we recognized interest expense of $1.3 million associated with the Notes Payable to AIR, which is included in interest expense and due to affiliates on the consolidated statements of operations and consolidated balance sheets, respectively.

Upon a disposition, consolidation, or similar event or transaction, Aimco JO is obligated to prepay the Notes in an amount equal to the net cash proceeds received in connection with such transaction or casualty event.  Any such prepayment shall be accompanied by accrued and unpaid interest and a make-whole amount representing all remaining unpaid interest over the term of the Notes. However, if after giving effect to such transaction or casualty event, the fair market value of all real estate assets owned by James Oxford and its subsidiaries, less senior secured indebtedness (e.g., nonrecourse property debt), exceeds the then-outstanding principal balance of the Notes, we have the option to reinvest the net cash proceeds within 180 days of such transaction or casualty event by acquiring, leasing, constructing, or improving real property useful in the business of Aimco JO or its subsidiaries that we believe in good faith will enhance or create value. We are not otherwise permitted to prepay the Notes prior to the maturity date.

The Notes Payable to AIR are senior secured obligations of Aimco JO and rank senior to all other senior obligations of Aimco JO to the extent of the value of the underlying collateral and rank pari passu with all other senior unsubordinated obligations of Aimco JO to the extent the amount of such obligations exceed the value of the underlying collateral. The Notes are not guaranteed and as a result, recourse is limited to Aimco JO, its assets and the underlying collateral pledged to secure Aimco JO’s obligations under the Notes. The Notes also contain customary representations, warranties, non-financial covenants and events of default.

Upton Construction Loan

On December 23, 2020, our Upton Place joint venture entered into a construction loan with Bank OZK for up to $174.2 million, which was undrawn at December 31, 2020.  The construction loan is secured by the 99-year leasehold interest in the development site and by improvements to be constructed on the development site. Interest will accrue on the construction loan only when the funds are drawn upon. Funds drawn upon will bear interest at a rate equal to one month Libor (“Libor”) plus 450 basis points subject to a minimum all-in per annum interest rate of 4.75%. The initial term of the construction loan is fifty-four months, beginning December 23, 2020. The Upton Place joint venture has the option to extend the term for two additional periods of one year each, subject to the satisfaction of certain events and covenant metrics.

Total debt issuance costs of approximately $7.5 million have been deferred and are presented within other assets, net in our consolidated balance sheets.

Property-Level Debt

We finance apartment communities in our portfolio primarily using property-level, non-recourse, long-dated, fixed-rate, amortizing debt. The following table summarizes non-recourse property debt as of December 31, 2020 and 2019 (in thousands):

				Outstanding Balance as of December 31,
	Latest Maturity Date	Interest Rate Range	Weighted-Average Interest Rate	2020	2019
Fixed-rate property debt	November 22, 2032	1.00% to 4.08%	3.38%	$394,510	$438,886
Variable-rate property debt	December 31, 2023	1.34%	1.34%	55,000	55,000
Total non-recourse property debt				$449,510	$493,886
Assumed debt fair value adjustment, net of accumulated amortization				1,850	2,153
Debt issuance costs, net of accumulated amortization				(3,393)	(3,401)
Non-recourse property debt, net				$447,967	$492,638

Principal and interest on our non-recourse property debt are generally payable monthly. As of December 31, 2020, our property debt was secured by 11 apartment communities. These debt instruments contain no financial covenants.

As of December 31, 2020, the scheduled principal amortization and maturity payments for the non-recourse property debt were as follows (in thousands):

	Amortization	Maturities	Total
2021	$8,648	$—	$8,648
2022	9,087	15,773	24,860
2023	9,144	55,000	64,144
2024	7,099	81,940	89,039
2025	7,361	—	7,361
Thereafter	17,363	238,095	255,458
Total	$58,702	$390,808	$449,510

Note 9 — Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of our taxable entities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax liabilities:
Real estate and real estate partnership basis differences	$132,599	$148,842
Deferred tax assets:
Management contracts and other	999	615
Net operating, capital, and other loss carryforwards	40	—
Net deferred tax liability	$131,560	$148,227

During the year ended December 31, 2019, we recognized a $148.8 million deferred tax liability in connection with the acquisition of 1001 Brickell Bay Drive.

Our policy is to include any interest and penalties related to income taxes within income tax benefit (expense) in our consolidated statements of operations.

Significant components of the income tax benefit (expense) are as follows and are classified within income tax benefit (expense) in our consolidated statements of operations for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Current:
Federal	$857	$1,313	$—
State	660	536	284
Total current	1,517	1,849	284
Deferred:
Federal	(10,470)	(4,658)	16
State	(1,196)	(492)	(39)
Total deferred	(11,666)	(5,150)	(23)
Total income tax (benefit) expense	$(10,149)	$(3,301)	$261

Consolidated income or loss subject to tax consists of pretax income or loss of our taxable entities and income and gains retained by the REIT. For the years ended December 31, 2020, 2019, and 2018, we had consolidated net loss subject to tax of $25.5 million, consolidated net loss subject to tax of $7.5 million, and consolidated net income subject to tax of $0.1 million, respectively.

The reconciliation of income tax attributable to operations computed at the United States statutory rate to income tax benefit (expense) for the years ended December 31, 2020, 2019, and 2018 is shown below (in thousands):

	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
Tax (benefit) expense at United States statutory rates on consolidated income or loss subject to tax	$(5,361)	21.0%	$(1,582)	21.0%	$16	21.0%
US branch profits tax on earnings of foreign subsidiary	(4,195)	16.4%	(1,779)	23.6%	—	—
State income tax, net of federal (benefit) expense	(536)	2.1%	34	(0.5%)	245	326.6%
Effects of permanent differences	1	(0.0%)	—	—	—	—
Other	(58)	0.2%	26	(0.3%)	—	—
Total income tax (benefit) expense	$(10,149)	39.7%	$(3,301)	43.8%	$261	347.6%

Income taxes paid totaled approximately $9.2 million, $1.8 million, and $0.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.

For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, capital gains, qualified dividends and unrecaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2020, 2019 and 2018, tax attributes of dividends per share held for the entire year were estimated to be as follows (unaudited):

	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
Ordinary income	$3.17	6.7%	$0.66	20.6%	$0.51	33.5%
Capital gains	19.43	40.9%	1.29	40.4%	0.93	61.2%
Qualified dividends	0.62	1.3%	0.66	20.7%	—	0%
Unrecaptured § 1250 gain	8.80	18.5%	0.58	18.3%	0.08	5.4%
Return of capital	15.48	32.6%	—	—	—	—
Balance at December 31	$47.50	100%	$3.19	100%	$1.52	100%

A reconciliation of the beginning and ending balance of our unrecognized tax benefits is presented below and is included in accrued liabilities and other in the consolidated balance sheets (in thousands):

	December 31,
	2020	2019
Balance at January 1	$—	$—
Liability assumed at Separation	6,889	—
Additions based on tax positions in prior years	187	—
Balance at December 31	$7,076	$—

Because the statute of limitations has not yet elapsed, our United States federal income tax returns for the year ended December 31, 2017, and subsequent years and certain of our State income tax returns for the year ended December 31, 2017, and subsequent years are currently subject to examination by the IRS or other taxing authorities. If recognized, the unrecognized benefit would affect the effective rate.

In accordance with the accounting requirements for stock-based compensation, we may recognize tax benefits in connection with the exercise of stock options by employees of our TRS entities and the vesting of restricted stock awards. We recognize the tax effects related to stock-based compensation through earnings in the period the compensation is recognized.

Note 10 — Aimco Equity

On December 15, 2020, we completed the previously announced separation of our business into two, separate and distinct, publicly traded companies, Aimco and AIR. The Separation was effected by way of a pro rata distribution, in which stockholders of Aimco received one share of Class A common stock of AIR for every one share of Class A common stock of Aimco held as of the close of business on December 5, 2020. AIR Operating Partnership also completed a pro rata distribution of all of the outstanding common limited partnership units of Aimco Operating Partnership to holders of AIR Operating Partnership common limited partnership units and AIR Operating Partnership Class I High Performance partnership units as of the close of business on December 5, 2020.

Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, Aimco is presented as being spun-off from AIR. Therefore, we are the accounting spinee and AIR is considered the divesting entity and treated as the accounting spinnor, or accounting predecessor.  Since the assets, liabilities and operations of Aimco prior to the Separation were spread across multiple legal entities, a separate capital structure did not exist.

Immediately following the Separation, our Board of Directors was authorized to issue up to 510,587,500 shares of common stock.

Note 11 — Partners’ Capital

Separation from AIR

On December 15, 2020, Aimco Operating Partnership completed the Separation, which was effected, in part, through a pro rata distribution of all of the outstanding common limited partnership units of Aimco Operating Partnership to holders of AIR Operating Partnership common limited partnership units and AIR Operating Partnership Class I High Performance partnership units as of the close of business on December 5, 2020. In addition, stockholders of Aimco received one share of Class A common stock of AIR for every one share of Class A common stock of Aimco held as of the close of business on the record date, and received cash in lieu of fractional shares of Class A common stock of AIR.

Aimco Operating Partnership Partners’ Capital

Common Partnership Units

In the Aimco Operating Partnership’s consolidated balance sheets, the common partnership units held by Aimco are classified within Partners’ Capital as General Partner and Special Limited Partner capital and the common OP Units are classified within Limited Partners’ capital. In Aimco’s consolidated balance sheets, the common OP Units are classified within permanent equity as common noncontrolling interests in Aimco Operating Partnership.

Common partnership units held by Aimco are not redeemable whereas common OP Units are redeemable at the holders’ option, subject to certain restrictions, on the basis of one common OP Unit for either one share of Common Stock or cash equal to the fair value of a share of Common Stock at the time of redemption. Aimco has the option to deliver shares of Common Stock in exchange for all or any portion of the common OP Units tendered for redemption. When a limited partner redeems a common OP Unit for Common Stock, Limited Partners’ capital is reduced, and the General Partner and Special Limited Partners’ capital is increased.

The holders of the common OP Units receive distributions in an amount equivalent to the dividends paid to holders of Common Stock.

Note 12 — Earnings per Share and per Unit

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

The common shares and common partnership units outstanding at the Separation date are reflected as outstanding for all periods prior to the Separation for purposes of determining earnings per share and per unit.

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

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the years ended December 31, 2020, 2019, and 2018 are as follows (in thousands, except per share and per unit data):

	Year Ended December 31, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted Earnings per Share:
Net loss attributable to Aimco common stockholders	$(5,041)	148,569	$(0.03)

	Year Ended December 31, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted Earnings per Share:
Net income attributable to Aimco common stockholders	$304	148,549	$—
Diluted Earnings per Share:
Effect of dilutive securities	—	20	—
Net income attributable to Aimco common stockholders	$304	148,569	$—

	Year Ended December 31, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted Earnings per Share:
Net income attributable to Aimco common stockholders	$3,243	148,549	$0.02
Diluted Earnings per Share:
Effect of dilutive securities	—	20	—
Net income attributable to Aimco common stockholders	$3,243	148,569	$0.02

	Year Ended December 31, 2020
	Income (Numerator)	Shares (Denominator)	Per Unit Amount
Basic and Diluted Earnings per unit:
Net loss attributable to Aimco Operating Partnership's common unitholders	$(5,310)	156,500	$(0.03)

	Year Ended December 31, 2019
	Income (Numerator)	Shares (Denominator)	Per Unit Amount
Basic and Diluted Earnings per unit:
Net income attributable to Aimco Operating Partnership's common unitholders	$319	156,480	$—
Diluted Earnings per unit:
Effect of dilutive securities	—	20	—
Net income attributable to Aimco Operating Partnership's common unitholders	$319	156,500	$—

	Year Ended December 31, 2018
	Income (Numerator)	Shares (Denominator)	Per Unit Amount
Basic and Diluted Earnings per unit:
Net income attributable to Aimco Operating Partnership's common unitholders	$3,416	156,480	$0.02
Diluted Earnings per unit:
Effect of dilutive securities	—	20	—
Net income attributable to Aimco Operating Partnership's common unitholders	$3,416	156,500	$0.02

Note 13 — Share-Based Compensation

We have a stock award and incentive program to attract and retain officers and independent directors. As of December 31, 2020, approximately 29.8 million shares were available for issuance under the Second Amended and Restated 2015 Stock Award and Incentive Plan (the “2015 Plan”). The total number of shares available for issuance under this plan may increase due to any forfeiture, cancellation, exchange, surrender, termination or expiration of an award outstanding under the 2015 Plan. Awards under the 2015 Plan may be in the form of incentive stock options, non-qualified stock options, or other types of awards as authorized under the Plan. Our plans are administered by the Compensation and Human Resources Committee of the Board of Directors.

In connection with the Separation, we entered into an agreement to modify all outstanding awards granted to the holders of such awards. Each outstanding time or performance-based Aimco award was converted into one share of Aimco common stock and one share of AIR common stock. Generally, all such Aimco equity awards retain the same terms and vesting conditions as the original Aimco equity awards immediately before the Separation.

Following the Separation, compensation expense related to these modified awards for the employees retained by Aimco is incurred by Aimco. The compensation expense related to these modified awards for employees of AIR is incurred by AIR.

For the year ended December 31, 2020, total compensation cost recognized for share-based awards was (in thousands):
2020 (4)
Share-based compensation expense (1)	$1,070
Capitalized share-based compensation (2)	138
Total share-based compensation (3)	$1,208
(1)	Amounts are recorded in general and administrative expenses in our consolidated statements of operations.
(2)	Amounts are recorded in buildings and improvements on the consolidated balance sheets.
(3)

Amounts are recorded in additional paid-in capital and common noncontrolling interests in the Aimco Operating Partnership on the Aimco consolidated balance sheets, and in general partner and special limited partner and limited partners on the Aimco Operating Partnership consolidated balance sheets.

(4)	Amounts include share-based compensation costs allocated by Aimco Predecessor of $1.2 million.

As of December 31, 2020, our share of total unvested compensation cost not yet recognized was $1.5 million. We expect to recognize this compensation cost over a weighted-average period of approximately 1.5 years.

We grant stock options and restricted stock awards that are subject to time-based vesting and require continuous employment, typically over a period of four years from the grant date, and we refer to these awards as Time-Based Stock Options and Time-Based Restricted Stock, respectively. We also grant stock options, restricted stock awards, and two forms of long-term incentive partnership units (“LTIP units”), that vest conditioned on Aimco’s total shareholder return (“TSR”), relative to the NAREIT Equity Apartment Index (60% weighting) and the MSCI US REIT Index (40% weighting) over a forward-looking performance period of three years. We refer to these awards as TSR Stock Options, TSR Restricted Stock, TSR LTIP I units, and TSR LTIP II units. Vested LTIP II units may be converted at the holders’ option to LTIP Units for a conversion price over a term of 10 years. Earned TSR-based awards, if any, will vest 50% on each of the third anniversary and fourth anniversary of the grant date, based on continued employment. Our Time-Based Stock Options and TSR Stock Options expire generally 10 years from the date of grant.

We recognize compensation cost associated with time-based awards ratably over the requisite service periods, which are typically four years. We recognize compensation cost related to the TSR-based awards, which have graded vesting periods, over the requisite service period for each separate vesting tranche of the award, commencing on the grant date. The value of the TSR-based awards takes into consideration the probability that the market condition will be achieved; therefore, previously recorded compensation cost is not adjusted in the event that the market condition is not achieved, and awards do not vest.

We had Time-Based Stock Options, Time-Based Restricted Stock, TSR Stock Options, TSR Restricted Stock, TSR LTIP I units and TSR LTIP II units outstanding as of December 31, 2020. The following table summarizes the unvested or outstanding shares issued to employees of Aimco and AIR, and are potentially dilutive to Aimco and Aimco Operating Partnership as of December 31, 2020.
			Unvested Compensation
	Unvested shares		Not Yet Recognized (2)
Awards	Aimco	AIR	(in thousands)
Time-Based Stock Options (Outstanding shares)	—	238,530	$—
TSR Stock Options (Outstanding shares)	—	589,323	—
Time-Based Restricted Stock Awards	21,473	73,190	608
TSR Restricted Stock Awards (1)	33,912	188,936	393
TSR LTIP I units	22,911	112,739	439
TSR LTIP II units	8,334	1,104,008	50
Total awards	86,630	2,306,726	$1,490
(1)	The unvested awards are based on the target performance payout.
(2)	Unvested compensation not yet recognized represents Aimco’s compensation cost for Aimco employees. Compensation costs related to shares issued to AIR employees is recognized by AIR.

Note 14 — Fair Value Measurements

Recurring Fair Value Measurements

During the year ended December 31, 2020, Aimco Predecessor paid an upfront premium of $12.1 million for the option to enter into a cash-settled interest rate swap at a future date. This interest rate option, or swaption, provides partial protection against our refinancing interest rate risk and is intended to mitigate interest rate increases between now and 2024. We receive a cash settlement in the future if the prevailing interest rate is higher than the 1.68% strike price. The amount of future cash settlement is capped if the prevailing interest rate exceeds 2.78%. Alternatively, if interest rates were to decrease below the specified strike price, we would not receive a cash settlement.

We measure at fair value on a recurring basis our interest rate option, which is presented in other assets, net in our consolidated balance sheets. Our interest rate option is classified within Level 2 of the GAAP fair value hierarchy, and we estimate its fair value using pricing models that rely on observable market information, including contractual terms, market prices, and interest rate yield curves. The fair value adjustment is included in earnings in other expense, net, in our consolidated statements of operations. Changes in fair value are reflected as a non-cash transaction in adjustments to arrive at cash flows from operations, and the upfront premium is reflected in other financing activities in our consolidated statements of cash flows.

As of December 31, 2020, we have investments of $2.3 million in RET Ventures consisting of three privately held entities that develop technology related to the real estate industry. These investments are measured at net asset value (“NAV”) as a practical expedient under ASC 820.  See Note 15 for further details for RET Ventures unfunded commitments.

The following table summarizes the fair value of our interest rate option and our investment in RET Ventures as of December 31, 2020 and 2019 (in thousands):

	As of December 31, 2020				As of December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Interest rate option	$13,315	$—	$13,315	$—	$—	$—	$—	$—
Investment in RET Ventures (1)	2,293	—	—	—	752	—	—	—

(1)	Investments measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

Financial Assets and Liabilities Not Measured at Fair Value

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, accounts receivables and payables approximated their fair value as of December 31, 2020 and 2019, due to their relatively short-term nature and high probability of realization. We estimate the fair value of our non-recourse property debt and Notes Payable to AIR using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, and loan to value ratios on similarly encumbered apartment communities within our portfolio. We classify the fair value of our non-recourse property debt and Notes Payable to AIR within Level 2 of the GAAP valuation hierarchy based on the significance of certain observable inputs used to estimate its fair value.

The carrying amount of the Notes Payable to AIR approximated their fair value at both December 31, 2020 and 2019.

The following table summarizes carrying value and fair value of our non-recourse property debt as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$449,510	$467,010	$493,886	$499,841

Nonrecurring Fair Value Measurements

Immediately following the Separation, we tested our right of use assets, tenant improvements, furniture, fixtures and equipment and our internally developed software for impairment. We concluded that the estimated fair value of the related assets no longer exceeded their carrying values and recorded an aggregate impairment of $15.9 million. The fair value determination included assumptions based on Level 3 inputs. See Note 2 for further details. There were no such impairments in 2019.

Note 15 — Commitments and Contingencies

Commitments

In connection with our redevelopment and other capital activities, we have entered into various construction-related contracts and we have made commitments to complete certain projects. As of December 31, 2020, our commitments related to these projects totaled approximately $3.2 million, most of which we expect to incur during the next 12 months.

We enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.

We have a commitment to fund an additional $37.5 million to IQHQ and currently expect to incur this investment over the next two years. We also have unfunded commitments related to RET Ventures in the amount of $1.1 million, the timing of which is uncertain.

Legal Matters

For legal liabilities that relate to occurrences prior to the Separation, including environmental liabilities related to properties that were no longer owned by Aimco or AIR at the time of the Separation, pursuant to the terms of the Separation Agreement, Aimco Operating Partnership will bear the first $17.5 million of such liabilities, in the aggregate, and AIR Operating Partnership will bear any such liabilities in excess of $17.5 million. See Note 5 for further details.

Note 16 — Business Segments

We evaluated the information reviewed by our chief executive officer, who is our chief operating decision maker (“CODM”), to assess our operating performance. We have determined we have three segments: (i) Development and redevelopment, (ii) Operating Portfolio, and (iii) Other. Our Development and redevelopment segment includes residential apartment communities, including associated commercial space, that are under construction or have not achieved stabilization. Our Operating Portfolio segment includes majority owned residential communities that have a achieved stabilized level of operations as of January 1, 2019 and maintained it throughout the current year and comparable period. We aggregate all our apartment communities that have reached a stabilization into our Operating Portfolio. Our Other segment consists of 1001 Brickell Bay Drive, our only commercial real estate property. We realigned our segments during the fourth quarter 2020 and have restated historical periods to conform with current segment presentation.

Our CODM uses cash flow, construction timeline to completion and actual versus budgeted results to evaluate our properties in our Development and redevelopment segment. Our CODM uses proportionate property net operating income to assess the operating performance of our Operating Portfolio. Proportionate property net operating income is defined as our share of rental and other property revenues, excluding reimbursements, less direct property operating expenses, net of utility reimbursements, for consolidated communities. In our consolidated statements of operations, utility reimbursements are included in rental and other property revenues, in accordance with GAAP.

As of December 31, 2020, our Development and redevelopment segment includes two communities under development or redevelopment, Upton Place and Hamilton on the Bay. Our Operating Portfolio segment includes twenty four consolidated communities with 6,067 apartment homes (apartment homes unaudited).  Our Other segment includes one office building.

The following tables present the revenues, proportionate property net operating income, and income before income tax benefit (expense) of our segments on a proportionate basis, excluding amounts related to our proportionate share of four apartment communities with 142 apartment homes that we neither managed nor consolidated, for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Development and Redevelopment	Operating Portfolio	Other	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Year ended December 31, 2020:
Rental and other property revenues	$1,515	$130,689	$12,986	$6,196	$65	$151,451
Property operating expenses	981	43,891	4,148	5,702	6,792	61,514
Other operating expenses not allocated to segments (2)	—	—	—	—	104,294	104,294
Total operating expenses	981	43,891	4,148	5,702	111,086	165,808
Proportionate property net operating income	534	86,798	8,838	494	(111,021)	(14,357)
Other items included in loss before income tax benefit (3)	—	—	—	—	(1,563)	(1,563)
Loss before income tax benefit	$534	$86,798	$8,838	$494	$(112,584)	$(15,920)

	Development and Redevelopment	Operating Portfolio	Other	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Year ended December 31, 2019:
Rental and other property revenues	$—	$131,346	$6,888	$5,458	$—	$143,692
Property operating expenses	—	42,962	1,931	5,202	7,446	57,541
Other operating expenses not allocated to segments (2)	—	—	—	—	71,092	71,092
Total operating expenses	—	42,962	1,931	5,202	78,538	128,633
Proportionate property net operating income	—	88,384	4,957	256	(78,538)	15,059
Other items included in loss before income tax benefit (3)	—	—	—	—	(18,247)	(18,247)
Loss before income tax benefit	$—	$88,384	$4,957	$256	$(96,785)	$(3,188)

	Development and Redevelopment	Operating Portfolio	Other	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Year ended December 31, 2018:
Rental and other property revenues	$—	$127,368	$—	$4,795	$—	$132,163
Property operating expenses	—	41,778	—	4,795	6,979	53,552
Other operating expenses not allocated to segments (2)	—	—	—	—	55,141	55,141
Total operating expenses	—	41,778	—	4,795	62,120	108,693
Proportionate property net operating income	—	85,590	—	—	(62,120)	23,470
Other items included in income before income tax expense (3)	—	—	—	—	(19,798)	(19,798)
Income before income tax expense	$—	$85,590	$—	$—	$(81,918)	$3,672

(1)

Represents adjustments for the redeemable noncontrolling interests in consolidated real estate partnership’s share of the results of consolidated communities in our segments, which are included in the related consolidated amounts, but excluded from proportionate property net operating income for our segment evaluation. Also includes the reclassification of utility reimbursements from revenues to property operating expenses for the purpose of evaluating segment results. Utility reimbursements are included in rental and other property revenues in our consolidated statements of operations prepared in accordance with GAAP.

(2)

Other operating expenses not allocated to segments consists of depreciation and amortization, general and administrative expense, and other operating expenses which may include provision for real estate impairment loss, which are not included in our measure of segment performance.

(3)

Other items included in income before income tax benefit (expense) consists primarily of interest expense for the years ended December 31, 2020, 2019, and 2018, and mezzanine investment income, net, for the year ended December 31, 2020 and 2019.

Our properties in the Development and redevelopment segment were not acquired until the year ended December 31, 2020 and therefore, the segment had no assets for the year ended December 31, 2019. Net real estate and non-recourse property debt, net, of our segments as of December 31, 2020 and 2019 were as follows (in thousands):

	Development and Redevelopment	Operating	Other	Total
As of December 31, 2020:
Buildings and improvements	$61,813	$772,786	$160,517	$995,116
Land	56,676	298,459	150,018	505,153
Total real estate	118,489	1,071,245	310,535	1,500,269
Accumulated depreciation	(447)	(469,873)	(24,690)	(495,010)
Net real estate	$118,042	$601,372	$285,845	$1,005,259

Non-recourse property debt, net	$—	$447,967	$—	$447,967

	Development and Redevelopment	Operating Portfolio	Other	Total
As of December 31, 2019:
Buildings and improvements	$—	$779,513	$158,019	$937,532
Land	—	298,458	149,422	447,880
Total real estate	—	1,077,971	307,441	1,385,412
Accumulated depreciation	—	(441,390)	(8,054)	(449,444)
Net real estate	$—	$636,581	$299,387	$935,968

Non-recourse property debt, net	$—	$492,638	$—	$492,638

Note 17 — Subsequent Events

We, as lessee, and AIR, as lessor, entered into leases of four properties currently under construction or in lease-up. The four properties include (i) North Tower at Flamingo Point in Miami Beach, Florida, (ii) The Fremont Residences on the Anschutz Medical Campus in Aurora, Colorado, (iii) Prism in Cambridge, Massachusetts, and (iv) 707 Leahy Apartments in Redwood City, California.

According to the terms of the lease agreements, we have the option to complete the on-going development and redevelopment of such properties and their lease-ups. If we elect such options, following the successful completion of the contemplated development and redevelopments, AIR has the option (and not an obligation) to pay us an amount equal to the difference between the then-current fair market value of the properties and the initial fair market value of the properties at the time of lease inception, at a five percent discount thereto.

The life of each lease is 25 years except for Prism, which has a lease term of 10 years.  Each of the leases commence on January 1, 2021. Initial monthly lease payments approximate $2.1 million with aggregate total lease payments of approximately $601.6 million. In connection with the commencement of the leases, we will assume $62.4 million of estimated obligations pursuant to construction contracts related to our development and redevelopment spending.

Note 18 — Summarized Consolidated Quarterly Financial Information (Unaudited)

Aimco’s and Aimco Operating Partnership’s summarized consolidated quarterly financial information (unaudited) for the years ended December 31, 2020 and 2019, is provided below (in thousands):

In the fourth quarter 2020, we recorded an impairment charge of $15.9 million. See Note 2 for further details.

	Aimco Year ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$38,309	$37,165	$37,328	$38,649
Net income (loss)	3,785	3,883	1,996	(15,435)
Net income (loss) attributable to Aimco common stockholders	3,897	3,994	2,118	(15,050)
Earnings (loss) per share - basic and diluted	$0.03	$0.03	$0.01	$(0.10)

	Aimco year ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$35,789	$31,889	$37,813	$38,201
Net income (loss)	1,310	1,178	(1,107)	(1,268)
Net income (loss) attributable to Aimco common stockholders	1,322	1,178	(958)	(1,238)
Earnings (loss) attributable to Aimco per common share - basic	$0.01	$0.01	$(0.01)	$(0.01)
Earnings (loss) attributable to Aimco per common share - diluted	$0.01	$0.01	$(0.01)	$(0.01)

	Aimco OP L.P. Year ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$38,309	$37,165	$37,328	$38,649
Net income (loss)	3,785	3,883	1,996	(15,435)
Net income (loss) attributable to the Aimco Operating Partnership's common unitholders	4,073	4,175	2,211	(15,769)
Earnings (loss) attributable to the Aimco Operating Partnership per common unit - basic and diluted	$0.03	$0.03	$0.01	$(0.10)

	Aimco OP L.P. year ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$35,789	$31,889	$37,813	$38,201
Net income (loss)	1,310	1,178	(1,107)	(1,268)
Net income (loss) attributable to the Aimco Operating Partnership's common unitholders	1,493	1,332	(1,102)	(1,404)
Earnings (loss) attributable to the Aimco Operating Partnership per common unit - basic	$0.01	$0.01	$(0.01)	$(0.01)
Earnings (loss) attributable to the Aimco Operating Partnership per common unit - diluted	$0.01	$0.01	$(0.01)	$(0.01)

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2020

(In Thousands Except Apartment Home Data)

								(2)	As of December 31, 2020
		(1)				Initial Cost		Cost Capitalized				(4)
Apartment Community	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost	(5)
Name	Type	Acquired	Location	Built	Homes	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances
Operating:
118-122 West 23rd Street	High Rise	Jun 2012	New York, NY	1987	42	$14,985	$23,459	$7,291	$14,985	$30,750	$45,735	$(11,677)	$34,058	$16,523
1045 on the Park Apartments Homes	Mid Rise	Jul 2013	Atlanta, GA	2012	30	2,793	6,662	866	2,793	7,528	10,321	(2,066)	8,255	—
2200 Grace	High Rise	Aug 2018	Lombard, IL	1971	72	642	7,788	480	642	8,268	8,910	(5,098)	3,812	7,311
2900 on First Apartments	Mid Rise	Oct 2008	Seattle, WA	1989	135	19,070	17,518	33,767	19,070	51,285	70,355	(30,596)	39,759	—
173 E. 90th Street	High Rise	May 2004	New York, NY	1910	72	12,066	4,535	8,910	12,066	13,445	25,511	(5,389)	20,122	—
237-239 Ninth Avenue	High Rise	Mar 2005	New York, NY	1900	36	8,495	1,866	3,010	8,495	4,876	13,371	(3,331)	10,040	—
Bank Lofts	High Rise	Apr 2001	Denver, CO	1920	125	3,525	9,045	5,698	3,525	14,743	18,268	(8,400)	9,868	—
Bluffs at Pacifica, The	Garden	Oct 2006	Pacifica, CA	1963	64	8,108	4,132	16,952	8,108	21,084	29,192	(11,964)	17,228	—
Cedar Rim	Garden	Apr 2000	Newcastle, WA	1980	104	761	5,218	14,706	761	19,924	20,685	(15,201)	5,484	—
Elm Creek	Mid Rise	Dec 1997	Elmhurst, IL	1987	400	5,910	30,830	31,941	5,910	62,771	68,681	(37,480)	31,201	49,119
Evanston Place	High Rise	Dec 1997	Evanston, IL	1990	190	3,232	25,546	17,069	3,232	42,615	45,847	(22,539)	23,308	—
Hillmeade	Garden	Nov 1994	Nashville, TN	1986	288	2,872	16,070	21,782	2,872	37,852	40,724	(23,900)	16,824	26,121
Hyde Park Tower	High Rise	Oct 2004	Chicago, IL	1990	155	4,731	14,927	16,415	4,731	31,342	36,073	(13,452)	22,621	—
Pathfinder Village	Garden	Jan 2006	Fremont, CA	1973	246	19,595	14,838	21,463	19,595	36,301	55,896	(20,344)	35,552	55,000
Plantation Gardens	Garden	Oct 1999	Plantation ,FL	1971	372	3,773	19,443	21,803	3,773	41,246	45,019	(26,499)	18,520	31,719
Royal Crest Estates	Garden	Aug 2002	Warwick, RI	1972	492	22,433	24,095	5,552	22,433	29,647	52,080	(21,366)	30,714	—
Royal Crest Estates	Garden	Aug 2002	Nashua, NH	1970	902	68,230	45,562	16,122	68,230	61,684	129,914	(46,931)	82,983	88,446
Royal Crest Estates	Garden	Aug 2002	Marlborough, MA	1970	473	25,178	28,786	16,040	25,178	44,826	70,004	(32,266)	37,738	60,828
St. George Villas	Garden	Jan 2006	St. George, SC	1984	40	108	1,024	423	108	1,447	1,555	(1,330)	225	283
Waterford Village	Garden	Aug 2002	Bridgewater, MA	1971	588	29,110	28,101	11,511	29,110	39,612	68,722	(31,341)	37,381	—
Wexford Village	Garden	Aug 2002	Worcester, MA	1974	264	6,349	17,939	5,039	6,349	22,978	29,327	(15,007)	14,320	—
Willow Bend	Garden	May 1998	Rolling Meadows, IL	1969	328	2,717	15,437	19,975	2,717	35,412	38,129	(26,224)	11,905	—
Yacht Club at Brickell	High Rise	Dec 2003	Miami, FL	1998	357	31,362	32,214	18,583	31,362	50,797	82,159	(22,022)	60,137	84,548
Yorktown Apartments	High Rise	Dec 1999	Lombard, IL	1971	292	2,413	10,374	51,981	2,413	62,355	64,768	(35,453)	29,315	29,612
Total Operating Portfolio					6,067	298,458	405,409	367,379	298,458	772,788	1,071,246	(469,876)	601,370	449,510

Development and redevelopment:
Hamilton on the Bay	High Rise	Aug 2020	Miami, FL	1985	275	56,649	34,891	2,242	56,677	37,105	93,782	(446)	93,336	—
Upton Place		Dec 2020	Washington, DC		—	—	21,280	3,426	—	24,706	24,706	—	24,706	—
Total Development and redevelopment					275	56,649	56,171	5,668	56,677	61,811	118,488	(446)	118,042	—

Other:
1001 Brickell Bay Drive	High Rise	Jul 2019	Miami, FL	1985	—	149,422	152,791	8,321	150,018	160,517	310,535	(24,688)	285,847	—

Total Portfolio					6,342	504,529	614,371	381,368	505,153	995,116	1,500,269	(495,010)	1,005,259	449,510

(1)	Date we acquired the apartment community or first acquired the partnership that owns the community.
(2)	Includes costs capitalized since acquisition or date of initial acquisition of the community.
(3)	The aggregate cost of land and depreciable property for federal income tax purposes was approximately $1.2 billion as of December 31, 2020.
(4)	Depreciable life for buildings and improvements ranges from five to 30 years and is calculated on a straight-line basis.
(5)	Encumbrances are presented before reduction for debt issuance costs and the impact of assumed debt fair value adjustment.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Years Ended December 31, 2020, 2019, and 2018

(In Thousands)

	2020	2019	2018
Total real estate balance at beginning of year	$1,385,412	$1,053,589	$1,029,066
Additions during the year:
Acquisitions	112,820	302,213	—
Capital additions	24,334	37,327	38,002
Write-offs of fully depreciated assets and other	(22,297)	(7,717)	(13,479)
Total real estate balance at end of year	$1,500,269	$1,385,412	$1,053,589

Accumulated depreciation balance at beginning of year	$449,444	$398,300	$364,799
Depreciation	67,919	58,436	46,816
Write-offs of fully depreciated assets and other	(22,353)	(7,292)	(13,315)
Accumulated depreciation balance at end of year	$495,010	$449,444	$398,300

Maximus PM Mezzanine A

LLC and Subsidiary

Consolidated Financial Report

December 31, 2020

INDEPENDENT AUDITORS’ REPORT

Management

Maximus PM Mezzanine A LLC and Subsidiary

San Francisco, California

Report on the Consolidated Financial Statements

We have audited the accompanying consolidated financial statements of Maximus PM Mezzanine A LLC and Subsidiary, which comprise the balance sheet as of December 31, 2020, and the related consolidated statements of income, changes in member’s (deficit) equity and cash flows for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditors consider internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Management

Maximus PM Mezzanine A LLC and Subsidiary

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maximus PM Mezzanine A LLC and Subsidiary as of December 31, 2020, and the results of their operations and their cash flows for the year then ended, in accordance with accounting principles generally accepted in the United States of America.

Other Matter – COVID‐19

As disclosed in Note 2 to the consolidated financial statements, the Company’s financial position and results from operations have been significantly impacted by the COVID‐19 pandemic control response, including a significant decline in revenues and occupancy levels at its properties. Management's evaluation of the events and conditions and management's plans regarding those matters are also described in Note 2. Our opinion is not modified with respect to this matter.

/s/ Geffen Mesher and Company P.C.

Portland, Oregon

March 1, 2021

Maximus PM Mezzanine A LLC and Subsidiary

Consolidated Balance Sheet

December 31, 2020

2020
Assets
Real estate:
Land	$95,388,014
Building and improvements	617,414,921
Furniture, fixtures and equipment	53,297,108
766,100,043
Less accumulated depreciation	(198,827,075)
Total real estate	567,272,968
Cash	3,467,696
Restricted cash	5,720,010
Prepaid expenses	2,521,606
Rents and other accounts receivable, net	2,079,565
Interest rate swap option, at fair value	7,513,189
Other assets	550,000
Total assets	$589,125,034
Liabilities and Member's Deficit
Liabilities:
Mortgage notes payable, net	$1,385,045,811
Mezzanine notes payable, net	233,327,618
Accounts payable and other accrued liabilities	10,369,320
Accrued interest	4,188,670
Prepaid rent	819,495
Tenant security deposits	2,835,271
Total liabilities	1,636,586,185
Member's deficit	(1,047,461,151)
Total liabilities and member's deficit	$589,125,034

See notes to consolidated financial statements.

Maximus PM Mezzanine A LLC and Subsidiary

Consolidated Statement of Income

Year Ended December 31, 2020

2020
Revenues:
Rental income	$87,806,005
Other income	660,793
Recoveries	3,972,598
Total revenues	92,439,396
Expenses:
Bad debt expense	2,461,913
Depreciation	22,255,435
General and administrative	1,816,720
Interest and finance charges	121,088,809
Insurance	5,323,319
Management fees	2,700,343
Payroll expenses	5,211,132
Professional fees	4,672,724
Real estate taxes	9,435,286
Repairs and maintenance	11,332,713
Security	569,586
Utilities	11,484,455
Total expenses	198,352,435
Operating (loss) before unrealized loss on interest rate swap option	(105,913,039)
Loss on interest rate swap option	(11,307,934)
Net loss	$(117,220,973)

See notes to consolidated financial statements.

F-4

Maximus PM Mezzanine A LLC and Subsidiary

Consolidated Statement of Changes in Member's (Deficit) Equity

Year Ended December 31, 2020

Balance, January 1, 2020	$(931,989,496)
Contributions	1,749,318
Net loss	(117,220,973)
Balance, December 31, 2020	$(1,047,461,151)

See notes to consolidated financial statements.

Maximus PM Mezzanine A LLC and Subsidiary

Consolidated Statement of Cash Flows

Year Ended December 31, 2020

2020
Cash flows from operating activities:
Net loss	$(117,220,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,255,435
Amortization of deferred financing costs	44,469,655
Loss on interest rate swap option	11,307,934
Bad debt expense	2,461,913
Non cash interest expense on mezzanine note	28,816,302
Changes in operating assets and liabilities:
Prepaid expenses	(1,284,614)
Rents and other accounts receivable, net	(3,139,344)
Accounts payables and other accrued liabilities	4,861,823
Accrued interest payable	(1,540,494)
Prepaid rent	(246,269)
Tenant security deposits	(1,288,744)
Net cash used in operating activities	(10,547,376)
Cash flows from investing activities:
Purchases of improvements, furniture, fixtures and equipment	(9,286,766)
Net cash used in investing activities	(9,286,766)
Cash flows from financing activities:
Advances from related party	1,277,547
Contributions	1,749,318
Net cash provided by financing activities	3,026,865
Net decrease in cash and restricted cash	(16,807,277)
Cash and restricted cash:
Beginning of year	25,994,983
End of year	$9,187,706
Supplemental disclosure of cash flow activity:
Cash paid for interest	$49,343,346

See notes to consolidated financial statements.

Maximus PM Mezzanine A LLC and Subsidiary

Notes to Consolidated Financial Statements

Note 1. Organization and Nature of Business

Maximus PM Mezzanine A LLC, a Delaware limited liability company, commenced operations on November 26, 2019 for the purpose of owning, operating and leasing a 3,086,918 square-foot apartment complex in San Francisco, California, commonly known as Villas at Parkmerced (the Property) through a wholly owned subsidiary, Parkmerced Owner LLC (collectively referred to as the Company). Prior to November 26, 2019, the sole member of Parkmerced Owner LLC was Maximus PM Mezzanine 1 LLC (the Member). On November 26, 2019, commensurate with securing new financing (see Note 5), the sole member of Parkmerced Owner LLC became Maximus PM Mezzanine A LLC, which in turn, became a wholly owned subsidiary of the Member. Capital contributions, allocation of profits and losses, and distributions are in accordance with the limited liability company agreement. The Company shall continue until dissolution or termination in accordance with the terms outlined in the limited liability company agreement.

The Property was entitled for redevelopment from 3,221 units to 8,900 units. The redevelopment is in the design and planning stages for Phases 1A, 1B, 1C and 1D.

Note 2. The Company’s Ability to Continue as a Going Concern – COVID 19

The COVID-19 pandemic has developed rapidly in 2020. The resulting impact of the virus on the operations and measures taken by various governments to contain the virus have negatively affected the Company’s consolidated results as of and for the year ended December 31, 2020. The extent to which the coronavirus will continue to impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and actions taken to contain the coronavirus or its impact, among others.

As a result of this pandemic and the measures taken by the regulatory and government agencies, the Company’s occupancy and revenues declined significantly in 2020 compared to 2019. Ending occupancy as of December 31, 2020 was 75.7% compared to the same date for 2019 of 93.7%. Gross revenues also declined 10% for the year ended December 31, 2020 compared with the year ended December 31, 2019. The Company also recognized $2,461,913 in bad debt expense for the year ended December 31, 2020 compared to $356,134 for the same period in 2019. As a result of the ongoing eviction moratorium in which the Property resides, the Company’s gross accounts receivable went from approximately $1,100,000 as of December 31, 2019 to approximately $4,000,000 as of December 31, 2020. The Company ultimately used its operating cash reserves to manage through the impact of the pandemic in 2020.

The Company’s mortgage and mezzanine loan agreements, which are further described in Note 5 and 6, require the Company to maintain a two-quarter consecutive debt coverage ratio of at least 1.05. Due to the impact of the COVID-19 pandemic as described above, the Company failed to maintain the debt coverage ratio requirement as required. The lender has the right under the loan agreement to place the Company into a Cash Trap Period, as defined. Pursuant to a Cash Trap Period, all funds deposited into a clearing account are applied at the Lender’s discretion and restricted from withdrawal by the Company. As of the date the consolidated financial statements are available to be issued, the lenders have not indicated their intent to place the Company into the Cash Trap Period nor accelerate the due date of the loans.

As a result of these matters there is a material uncertainty that may cast significant doubt upon the Company’s ability to continue as a going concern and therefore whether the Company will realize its assets and settle its liabilities in the ordinary course of business at the amounts recorded in the consolidated financial statements.

In response to these matters, management has and will continue to take the following actions:

(1) minimize and eliminate cash outflows by reducing operating costs associated with general and administrative, maintenance, insurance, and labor.

(2) increase cash inflows as occupancy will begin to rebuild in large part due to the student population returning to in-person classes at the neighboring university in August of 2021. Management will focus efforts on collections of existing accounts receivable when the eviction moratorium expires.

(3) utilize cash deposits held at Parkmerced Investors LLC (the Parent) which is the ultimate owner of the Property. As of December 31, 2020, the Company had already bridged short-term Parent advances of $1,277,547 which is included in accounts payable and other accrued liabilities on the consolidated balance sheet. These advances are short-term in nature, do not accrue interest and are repayable as business operations allow. As of December 31, 2020, the Parent has cash deposits on hand of approximately $10,000,000 that is currently available for such support.

Maximus PM Mezzanine A LLC and Subsidiary

Notes to Consolidated Financial Statements

However, if leasing activity does not resume to historical levels seen before COVID-19 then it will be necessary to raise additional capital from investors or financing from lenders. Management has started those discussions and management expects that this capital will be available if required.

Although it is not certain that these efforts will be successful, management has determined that these actions will be sufficient to mitigate the uncertainty and therefore has prepared the consolidated financial reporting on a going concern basis.

Note 3. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company in preparing its consolidated financial statements in accordance with generally accepted accounting principles:

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The consolidated operations of the Company involve a variety of real estate transactions, and it is not possible to precisely measure the operating cycle of the Company. The consolidated balance sheet of the Company has been prepared on an unclassified basis in accordance with real estate industry practice.

Principles of consolidation: The accompanying consolidated financial statements of the Company include accounts and operations of the Company and its wholly owned subsidiary, Parkmerced Owner LLC. All intercompany accounts and transactions have been eliminated upon consolidation.

Use of estimates: The consolidated financial statements have been prepared in conformity with U.S. GAAP. As such, those principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for uncollectible accounts receivable. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to estimates are recognized prospectively.

Depreciation: Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The buildings are being depreciated over 40 years. Building improvements are depreciated over their respective estimated useful lives (five years to 40 years). Furniture and fixtures are depreciated over five years and equipment is depreciated over seven years. Expenditures for significant additions, renovations, renewals and betterments that extend the economic useful lives of the assets are capitalized; expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of long-lived assets: The Company reviews long-lived assets to determine whether there has been any impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows before debt service is less than the carrying amount of the asset, the Company will perform a valuation of the asset group and will recognize an impairment loss to the extent that the fair value is lower than the carrying amounts. No impairment loss was recognized for the year ended December 31, 2020.

Cash and restricted cash: The Company considers all highly liquid investment instruments with original maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2020. Restricted cash consists of amounts held in escrow for capital replacements, real estate taxes and lender-controlled cash management accounts (CMA) pursuant to the lender agreement for capital improvements and debt service payments. As further discussed in Note 8, included in restricted cash is a money market balance required to secure a letter of credit issued by the Company’s bank.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown on the consolidated statement of cash flows:

2020
Cash	$3,467,696
Real estate tax and insurance escrows	3,070,558
Money market	1,749,860
Capital reserve escrow	899,592
Restricted cash	5,720,010
Total cash and restricted cash	$9,187,706

Prepaid expenses: Prepaid expenses consist of prepayments for future expenses and are expensed over the terms of the agreements. Prepaid expenses primarily consist of prepaid insurance.

Maximus PM Mezzanine A LLC and Subsidiary

Notes to Consolidated Financial Statements

Deferred financing costs: Deferred financing costs are bank fees, equity options, and other costs incurred in obtaining financing that are amortized over the term of the respective loan agreement using a method which approximates the effective interest method. Upon refinancing, any unamortized financing costs are written off, and both are included in amortization of deferred financing costs within interest and financing charges on the accompanying consolidated statements of income and are presented as a direct deduction from the carrying amount of the debt liability on the accompanying consolidated balance sheet.

Rents and other accounts receivable: Rents and other accounts receivable consist primarily of tenant receivables and are stated at net realizable value. Rents receivable are reduced by an allowance for amounts that may become uncollectible in the future. The allowance for doubtful accounts is reviewed periodically for adequacy by reviewing such factors as the credit quality of tenants, any delinquency in payments, historical trends and economic conditions. As of December 31, 2020, the Company has recorded an allowance for doubtful accounts of $2,231,161.

Fair value of financial instruments: The Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) 825, Disclosures About Fair Value of Financial Instruments, requires the Company to disclose fair value information about all financial instruments, whether or not recognized on the consolidated balance sheet, for which it is practical to estimate fair value. The Company has elected application of a provision within Accounting Standards Update (ASU) 2016-01, which exempts the Company from the requirement to apply fair value disclosure of financial instruments that are measured at amortized cost.

Interest rate swap option: The interest rate swap option is carried at fair value on the consolidated balance sheet, which is the estimated amount that the Company would receive in a current exchange transaction at year-end, taking into account current interest rates and the current creditworthiness of the respective counterparties. The change in fair value is recorded in current period earnings. For the year ended December 31, 2020, the Company recognized an unrealized loss of $11,307,934 on that instrument.

Revenue recognition: Revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration that the Company expects to be entitled to for those goods and services. The majority of the Company’s revenue is derived from rental income and other lease related income.

The Company accounts for its leases with tenants as operating leases. Rents received in advance are deferred until they become due. During the term of their respective leases, tenants reimburse the Company for a share of the utilities as defined in their leases and income is recognized in the same period as the related expenses are incurred.

The Company recognizes revenue for new rental-related income not included as components of a lease, such as late fee income and termination fee income, as well as nonrental-related income when the performance obligation is met.

Due to the nature and timing of the Company’s identified revenue streams, there are no material amounts outstanding or unsatisfied performance obligations as of December 31, 2020.

Income taxes: No provisions for federal income taxes have been made, as the liability for such taxes is that of the Member, not the Company. For federal income tax purposes, the Company is considered a disregarded entity. The Company is subject to the statutory requirements of the state in which it conducts business. The FASB has provided guidance for how uncertain tax positions taken or expected to be taken in the course of preparing the entity’s tax returns to determine whether the tax positions are more likely than not of being sustained when challenged or when examined by the applicable taxing authority. For the year ended December 31, 2020, management has determined that there are no material uncertain tax positions. With some exceptions, the Company is no longer subject to income tax examinations by U.S. federal, state or local tax authorities for years before 2017

Concentration of credit risk: The Company maintains funds in financial institutions that, from time to time, may exceed the Federal Deposit Insurance Corporation insured limit. The Company has not experienced any losses in such accounts and monitors the creditworthiness of the financial institutions with which it conducts business. The Company believes it is not exposed to any significant credit risk on its cash balances and reserves.

Recent accounting pronouncements: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires all lessees to record a lease liability at lease inception, with a corresponding right of use asset, except for short-term leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for operating leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which makes narrowscope improvements to the standard for specific issues. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides lessors with a practical expedient, in certain circumstances, to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. In December 2018, the FASB issued ASU 2018-20, Narrow-scope Improvements for Lessors. This ASU provides an election for lessors to exclude

Maximus PM Mezzanine A LLC and Subsidiary

Notes to Consolidated Financial Statements

sales and related taxes from consideration in the contract, requires lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees, and clarifies lessors’ accounting for variable payments related to both lease and nonlease components. ASU 2016-02 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted.

The Company intends to elect the practical expedients provided to lessors, including, in certain circumstances, to not separate nonlease components from the associate lease component, and to exclude sales and related taxes from consideration in the contract. The Company continues to assess the effect the guidance will have on its existing accounting policies and the consolidated financial statements.

Subsequent events: The Company has evaluated subsequent events for potential recognition and/or disclosure through March 1, 2021, the date the consolidated financial statements were available to be issued.

Note 4. Fair Value Measurements

Under the FASB’s authoritative guidance on fair value measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods, including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation techniques. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted prices for identical assets and liabilities traded in active exchange markets that the Company can access at the reporting date, such as the New York Stock Exchange.

Level 2: Quoted prices for identical assets or liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant observable inputs are available, either directly or indirectly such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3: Prices or valuations that require inputs that are unobservable and significant to the fair value measurement.

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain assets and liabilities could result in a different estimate of fair value.

The following is a description of the valuation methodologies used for instruments measured at fair value:

Derivative instruments: Derivatives are fair valued according to their classification as over-the-counter (OTC). OTC derivatives consist of an interest rate swap option. This derivative is fair valued under Level 2 using third-party services. Observable market inputs include yield curves (the LIBOR swap curve and applicable basis swap curves), commodity prices, option volatilities, counterparty credit risk and other related data. Credit valuation adjustments are required to reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk. These adjustments are determined generally by applying a credit spread for the counterparty or the Company as appropriate to the total expected exposure of the derivative.

The following presents the Company’s fair value hierarchy for those assets measured at fair value as of December 31:

Interest Rate Swap Option
2020
Level 1 - Quoted prices	—
Level 2 - Other significant observable inputs	$7,513,189
Level 3 - Significant unobservable inputs	—
$7,513,189

Maximus PM Mezzanine A LLC and Subsidiary

Notes to Consolidated Financial Statements

Note 5. Mortgage Notes Payable

On November 26, 2019, the Company entered into a loan agreement, with a total principal balance of $1,500,000,000. A portion of the proceeds was used to repay the existing mortgage debt in the amount of $450,000,000, including any unpaid interest and fees. The remaining proceeds of approximately $911,154,000 were distributed to repay mezzanine debt obligations of the Member. The loan bears interest at a rate of 3.25% per annum and requires monthly payments of interest only throughout the life of the loan. The loan matures on December 9, 2024, at which point all outstanding principal and unpaid interest are due.

The loan is nonrecourse and is secured by the Property, an assignment of rents and leases, as well as a security interest in substantially all of the Company’s other assets. Certain payment and performance obligations are guaranteed under the loan by an affiliate of the Parent. The loan is subject to covenants and conditions which it has not met (see Note 2).

The loan requires the creation of certain escrows to be maintained by the lender, as defined in the loan agreement. The balances related to the required escrows are included in restricted cash on the consolidated balance sheet as of December 31, 2020 (see Note 3).

As of December 31, 2020, the outstanding principal balance of the loan was $1,500,000,000. As of December 31, 2020, the Company has presented unamortized deferred financing costs of $114,954,189 against the outstanding mortgage note payable balance on the accompanying consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America. Interest expense for the year ended December 31, 2020 was $77,883,083, which includes amortization of deferred loan costs of $29,358,339.

As a requirement of the loan, the Company entered into an interest rate swap option agreement (Swaption), in order to manage the interest rate risk associated with the Company’s borrowing. The Swaption provides the Company with the right but not the obligation to enter into an interest rate swap at December 9, 2024, with a notional amount of $1,500,000,000 to fix interest at a rate of 2.781% per annum.

Note 6. Mezzanine Notes Payable

On November 26, 2019, the Company entered into a Mezzanine Loan agreement with APMSF Investors LLC (APMSF or Optionee). The Mezzanine Note (Mezz Note) consists of a junior principal balance of $75,000,000 and senior principal balance of $200,000,000 which totals $275,000,000. Proceeds from the Mezz Note were distributed to pay off debt obligations at the Member and the Member’s sole member. The Mezz Note bears interest at a rate of 10% per annum and requires all available cash be first applied to interest accrued during the identified interest period each month, secondly to payment of unpaid interest that accrued during earlier interest periods, and third to all other sums then due and payable hereunder and last to the payment of the Junior Principal.

The Mezz Note matures on December 9, 2024 with an option to extend for an additional five years. The Company shall not be in default on each payment date if there is insufficient available cash to pay in full the accrued and unpaid interest. All accrued and unpaid interest shall compound annually on each anniversary of the first Payment Date. Any unpaid interest at the end of each month shall not result in a default, but rather will be added to the principal balance of the Mezz Note. For the period ended December 31, 2020, $28,816,302 of unpaid interest was added to the principal balance of the Mezz Note. Interest expense associated with this loan for the year ended December 31, 2020 was $28,094,410.

As collateral security for the Mezz Note, the Company pledges all membership interests in the Company and Property if loan is not repaid in terms described in the Loan Agreement.

In connection to the Mezz Note and for a payment of $100,000 from APMSF, the Parent of the Company granted APMSF Common LLC, an affiliate of APMSF, an exclusive and irrevocable option to acquire a thirty percent (30%) equity interest in the Parent (the Option). The Option may be exercised at any time during the period commencing November 26, 2021 and ending November 26, 2029. The Optionee may elect to accelerate the commencement of the option period upon receiving notice of a capital transaction, the Parent shall issue the optioned interest, free and clear of all liens, encumbrances, claims, pledges, options, security interest and demands. The Optionee shall pay the Parent $1,000,000 plus thirty percent (30%) of the Net Value Contributions, as defined in the Option Agreement upon exercising the option. The fair value of the option at issuance was $85,600,000 and has been recorded as a discount against the Mezz Note on the accompanying consolidated balance sheet as of December 31, 2020. For the year ended December 31, 2020, the Company recorded $15,111,316 of amortization of the discount through interest expense in the consolidated income statement. The amortization of the discount was calculated using the effective interest method. The remaining unamortized discount of $70,488,684 as of December 31, 2020 has been presented against the mezzanine principal balance on the accompany consolidated balance sheet. The effective interest rate as of December 31, 2020 was 14.22%.

Maximus PM Mezzanine A LLC and Subsidiary

Notes to Consolidated Financial Statements

Note 7. Related-Party Transactions

The Company has entered into a Property Management Agreement (PMA) with an affiliate of the Member. The term of the PMA is 20 years unless sooner terminated in accordance with the PMA. The PMA provides for the following fees to be paid:

•

A management fee equal to 3% of collected revenues (as defined) of the Property, payable monthly on the fifth of each month. Property management fees incurred under the PMA for the year ended 2020 were $2,700,343, of which $182,919 remains unpaid as of December 31, 2020 and is included in accounts payable and other accrued liabilities on the accompanying consolidated balance sheet.

•	A construction management fee of 5% of the total hard and soft costs of the construction projects (as defined) at the Property. No construction management fees were incurred in 2020.

On February 1, 2020, the Company entered into a software subscription service agreement with an affiliate of the Member to develop a resident service application. The agreement provided for $1,302,021of development fees to be paid as of December 31, 2020 and are included in prepaid expenses on the accompanying balance sheet.

Note 8. Commitments and Contingencies

In 2020, an adverse judgement from a lawsuit that was filed in 2014 by a labor union was received against a vendor, who previously provided janitorial and handymen services to the Company. The Company indemnified the vendor through its service agreement and the Company is working with the vendor to appeal the judgement. The judgement was for $2,120,835, which the Company has recorded in accounts payable and other accrued liabilities on the accompanying consolidated balance sheet as of December 31, 2020. The Company, on behalf of the vendor, has filed an appeal of the judgement and as a condition of such appeal was required to post a bond for 150% of the judgement. As collateral for the bond, the Company was required to issue through its bank, an irrevocable standby letter of credit in the amount of $1,590,289 to the bond issuer. As discussed in Note 3, the Company was required to establish a money market account as security for the letter of credit. The Company expects the appeal to be heard and ruled on in late 2021 or early 2022 depending on the impact of the COVID-19 pandemic on the court system.

From time to time, the Company is involved in various other claims and legal actions in the ordinary course of business. Management does not believe that the impact of such matters will have a material adverse effect on the Company’s consolidated financial position or results of operations when resolved.

