Form 10-K/A
period 2020-12-31
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2021-04-30
CIK 922864, 1820878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

As of April 19, 2021, there were 150,018,383 shares of Class A Common Stock outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

On December 15, 2020, Apartment Investment and Management Company (“Aimco”) completed the previously announced separation of its business into two, separate and distinct, publicly traded companies, Aimco and Apartment Income REIT Corp. (“AIR”) (the “Separation”). Aimco OP L.P. (the “Aimco Operating Partnership”) is the operating partnership in Aimco’s structure. Except as the context otherwise requires, “Company,” “we,” “our,” and “us” refer to Aimco, the Aimco Operating Partnership, and their consolidated subsidiaries, collectively.

Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, Aimco is presented as being spun-off from AIR. This presentation is in accordance with generally accepted accounting principles in the United States, and is due primarily to the relative significance of Aimco’s business, as measured in terms of revenues, net income, assets, and other relevant indicators, as compared to those indicators of AIR before the Separation. Therefore, Aimco is considered “spun” for accounting purposes, and AIR is considered the divesting entity and treated as the accounting spinner, or accounting predecessor.

Aimco, a Maryland corporation, is a self-administered and externally managed real estate investment trust. Aimco, through a wholly-owned subsidiary, is the general partner and directly is the special limited partner of the Aimco Operating Partnership. As of December 31, 2020, Aimco owned approximately 93.2% of the legal interest in the common partnership units of the Aimco Operating Partnership and 94.8% of the economic interest in the Aimco Operating Partnership. The remaining 6.8% legal interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.

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

This amendment amends the Annual Report on Form 10-K of the Company for the year ended December 31, 2020, that was originally filed with the SEC on March 12, 2021 (the “Original Filing”). The Company is filing this amendment for the purpose of providing the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year end.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

The executive officers of the Company and the directors of the Company, their ages, dates they were first elected an executive officer or director, and their positions with the Company or on the Board of Directors (“Board”) are set forth below.

Name	Age	First Elected	Position
Wesley W. Powell	41	January 2018	Director, President and Chief Executive Officer
H. Lynn C. Stanfield	46	October 2018	Executive Vice President and Chief Financial Officer
Jennifer B. Johnson	49	December 2020	Executive Vice President, Chief Administrative Officer and General Counsel
Quincy L. Allen	51	December 2020	Director
Terry Considine	74	July 1994	Director
Patricia L. Gibson	58	December 2020	Director
Jay Paul Leupp	57	December 2020	Director, Chairman of the Audit Committee
Robert A. Miller	75	April 2007	Chairman of the Board of Directors
Deborah Smith	48	January 2021	Director
Michael A. Stein	71	October 2004	Director, Chairman of the Investment Committee
R. Dary Stone	67	December 2020	Director, Chairman of the Nominating and Corporate Governance Committee
Kirk A. Sykes	63	December 2020	Director, Chairman of the Compensation and Human Resources Committee

The following is a biographical summary of the current directors and executive officers of the Company.

Wesley W. Powell. Mr. Powell was appointed as a Director and as President and Chief Executive Officer in December 2020. From January 2018 to December 2020, Mr. Powell served as Aimco’s Executive Vice President, Redevelopment, overseeing Aimco’s redevelopment and development activities nationally, leading acquisitions in the eastern U.S., and serving as a member of Aimco’s Investment Committee. From August 2013 to January 2018, Mr. Powell served as Aimco’s Senior Vice President, Redevelopment with responsibility for the eastern region. Since joining Aimco in January 2004, Mr. Powell has held various positions, including Asset Manager, Director, and Vice President of Redevelopment. Prior to joining Aimco, Mr. Powell was a Staff Architect with Ai Architecture (now Perkins & Will) in Washington, D.C.

H. Lynn C. Stanfield. Ms. Stanfield was appointed Executive Vice President and Chief Financial Officer in December 2020. From October 2018 to December 2020, Ms. Stanfield served as Aimco’s Executive Vice President, Financial Planning & Analysis and Capital Allocation, with responsibility for various finance functions and corporate and income tax strategy, and serving as a member of Aimco’s Investment Committee. Since joining Aimco in March 1999, Ms. Stanfield has held various positions with responsibility for affordable asset management, income tax, and investor relations. Prior to joining Aimco, Ms. Stanfield was engaged in public accounting at Ernst and Young with a focus on partnership and real estate clients and served as Assistant Professor of Accounting at Erskine College.

Jennifer B. Johnson. Ms. Johnson was appointed Executive Vice President, Chief Administrative Officer and General Counsel in December 2020. From August 2009 to December 2020, Ms. Johnson served as Senior Vice President, Human Resources. From July 2006 to August 2009, Ms. Johnson served as Vice President and Assistant General Counsel. She joined the Company as Senior Counsel in August 2004. Prior to joining the Company, Ms. Johnson was in private practice with the law firm of Faegre & Benson LLP with a focus on labor and employment law and commercial litigation.

Quincy L. Allen. Mr. Allen was appointed as a Director of the Company in December 2020 and is currently a member of Aimco’s Audit, Compensation and Human Resources, Nominating and Corporate Governance, and Investment Committees. Mr. Allen is Co-Founder and Managing Partner of Arc Capital Partners, a Los Angeles real estate investment firm that specializes in urban mixed-use environments.  Prior to co-founding Arc Capital, from 2003 to 2013, Mr. Allen worked with Canyon Partners, where he was a Managing Director and investment committee member of the Canyon-Johnson Urban Funds, a partnership between Canyon Partners and Earvin “Magic” Johnson. Prior to joining Canyon Partners, Mr. Allen was an executive with Lazard Frères focused on workouts and portfolio management. Prior to joining Lazard, Mr. Allen held various positions with Archstone Communities and Security Capital Group.  Mr. Allen graduated from Wayne State University (B.S. Finance Major, Summa Cum Laude) and Harvard Business School (MBA). Mr. Allen is on the board of the Mike Ilitch School of Business (Wayne State University), Wilshire Center Business Improvement District and Think Together. Mr. Allen is an active member of Urban Land Institute, the National Multi Housing Council and the Pension Real Estate Association. Mr. Allen brings particular expertise to the Board in the areas of real estate investments, development, finance, and portfolio management.

Terry Considine. Mr. Considine is a member of the Board. He served as Chairman of the Board and Chief Executive Officer from Aimco’s July 1994 initial public offering until the Separation. Mr. Considine has specific responsibilities during 2021 and 2022 to support the establishment and growth of the Aimco business, reporting directly to the Board. Mr. Considine is Chief Executive Officer of AIR and also a member of the AIR board of directors. Mr. Considine also serves on the board of directors of Intrepid Potash, Inc., a publicly held diversified producer of minerals, water, and oilfield services. Mr. Considine has considerable experience in real estate and other industries. Among other real estate ventures, in 1975 Mr. Considine founded and subsequently managed the predecessor companies that became Aimco at its initial public offering in 1994.

Patricia L. Gibson. Ms. Gibson was appointed as a Director of the Company in December 2020 and is currently a member of Aimco’s Audit, Compensation and Human Resources, Nominating and Corporate Governance, and Investment Committees. Ms. Gibson is a founding principal and CEO of Banner Oak Capital Partners, a fully integrated, independent investment management platform and Registered Investment Advisor.  She oversees all investment activity and is responsible for establishing and implementing the firm’s strategic direction. Banner Oak was launched from its predecessor firm, Hunt Realty Investments. Prior to co-founding Banner Oak, Patricia was the president of Hunt Realty Investments, where she led the commercial real estate investment management activities for the Hunt family of companies. Before joining Hunt, Ms. Gibson held senior positions at Goldman Sachs’ real estate subsidiary, where she oversaw portfolio management and the capital market efforts for over $4 billion in commercial real estate assets. She began her real estate investment career in 1985 at The Travelers Realty Investment Company, where she spent nine years on the debt and equity side of the business.  Patricia is a member of Urban Land Institute and was formerly vice chairman of the Industrial and Office Parks Red Council.  She is a member of the executive council of the University of Texas Real Estate Finance Council and is a member of the National Association of Real Estate Investment Managers, where she previously served as its chairman. She is on the board of directors of Pacolet Milliken Enterprises, a private investment company focused on energy and real estate, where she serves as the chair of the Compensation Committee. She is also a director of RLJ Lodging Trust. Patricia holds an MBA from the University of Connecticut and a BS in finance from Fairfield University and is a chartered financial analyst. Ms. Gibson brings particular expertise to the Board in the areas of real estate finance, investment, and asset management.

Jay Paul Leupp. Mr. Leupp was appointed as a Director of the Company in December 2020 and is currently the Chairman of the Audit Committee. He is also a member of Aimco’s Compensation and Human Resources, Nominating and Corporate Governance, and Investment Committees.  Mr. Leupp is the Managing Partner and Senior Portfolio Manager on Terra Firma Asset Management’s Global Real Estate Securities team. He began working in the investment field in 1989. Prior to co-founding Terra Firma in 2019, Mr. Leupp served as the Managing Director and Portfolio Manager/Analyst on Lazard Asset Management’s Real Estate Securities team, a business that was created with the sale of Grubb & Ellis Alesco Global Advisors to Lazard in 2011. Prior to joining Lazard, Mr. Leupp was the President and Chief Executive Officer of Grubb & Ellis Alesco Global Advisors and served as the Senior Portfolio Manager for their real estate securities mutual funds. Mr. Leupp founded Alesco in 2006 and had been its President and Chief Executive Officer since its inception. Prior to founding Alesco, Mr. Leupp served as Managing Director of Real Estate Equity Research at RBC Capital Markets, an investment banking group of the Royal Bank of Canada, where he oversaw a five-person equity research team. Prior to joining RBC, Mr. Leupp served as Managing Director of Real Estate Equity Research at Robertson Stephens & Co. Inc., an investment banking firm where he founded the Real Estate Equity Research group in 1994. From 1991 to 1994, Mr. Leupp was a vice president of the Staubach Company, specializing in the leasing, acquisition, and financing of commercial real estate. From 1989 to 1991, he was a development manager with Trammell Crow Residential, one of the nation’s largest developers of multifamily housing. Mr. Leupp holds an MBA from Harvard University and a bachelor’s degree from Santa Clara University. He currently serves on the Board of Directors of Health Care Trust of America (NYSE: HTA), G.W. Williams Company, The Sobrato Organization (Governance Board), Marcus & Millichap Corporation (Advisory Board), San Francisco Catholic Charities, Chaminade College Preparatory (Los Angeles), and on the Policy Board of the Fisher Center for Real Estate at the University of California, Berkeley. Mr. Leupp is past chair (2007-2009) and serves as a Regent Emeritus on the Santa Clara University Board of Regents. He also serves on Santa Clara University’s Trustee Finance Committee, Leavey School of Business Advisory Board, and The Ignatian Center for Jesuit Education.  Mr. Leupp brings particular expertise to the Board in the areas of capital markets, corporate governance, real estate operations, finance, and development.

Robert A. Miller. Mr. Miller is the Chairman of the Board. Mr. Miller was first elected a Director of the Company in April 2007, and served as Lead Independent Director from April 2020 until the Separation.  Mr. Miller is also a member of Aimco’s Audit, Compensation and Human Resources, Nominating and Corporate Governance, and Investment Committees. Mr. Miller is past Chairman of the Redevelopment and Construction Committee. Mr. Miller serves as President of RAMCO Advisors LLC, an investment advisory and business consulting firm. Mr. Miller previously served as Executive Vice President and Chief Operating Officer, International of Marriott Vacations Worldwide Corporation (“MVWC”) from 2011 to 2012, when he retired from this position. Mr. Miller served as the President of Marriott Leisure from 1997 to November 2011, when Marriott International elected to spin-off its subsidiary entity, Marriott Ownership Resorts, Inc., by forming a new parent entity, MVWC, as a new publicly held company. Prior to his role as President of Marriott Leisure, from 1984 to 1988, Mr. Miller served as Executive Vice President & General Manager of Marriott Vacation Club International and then as its President from 1988 to 1997. In 1984, Mr. Miller and a partner sold their company, American Resorts, Inc., to Marriott. Mr. Miller is a CPA (inactive) and served for five years as a staff accountant for Arthur Young & Company. Mr. Miller is past Chairman and currently a director of the American Resort Development Association and is past Chairman and director of the ARDA International Foundation. Mr. Miller also currently serves as a director on the board of directors of AIR and on the board of directors of Welk Hospitality Group, Inc. As a successful real estate entrepreneur and corporate executive, Mr. Miller brings particular expertise to the Board in the areas of operations, management, marketing, sales, and development, as well as finance and accounting.

Deborah Smith. Ms. Smith was appointed as a Director of the Company in January 2021 and is currently a member of Aimco’s Audit, Compensation and Human Resources, Nominating and Corporate Governance, and Investment Committees. Ms. Smith is Co-Founder and Principal of The CenterCap Group. The CenterCap Group, formed in 2009, is a boutique investment bank providing strategic advisory, capital-raising and consulting related services to private and public sector companies and fund managers across the real assets industry. Ms. Smith heads the firm’s Strategic Capital, Mergers & Acquisitions and Execution efforts. She also serves as Chief Executive Officer of the firm’s two wholly owned subsidiaries, CC Securities and CenterCap Advisors. Prior to forming The CenterCap Group, Ms. Smith was Co-Head of Mergers and Acquisitions and a Senior Managing Director with CB Richard Ellis Investors (“CBREI”), where she also served on the Global Leadership Team, which oversaw execution of strategies and best practices. Prior to CBREI, Ms. Smith served as an investment banker with Lehman Brothers, Wachovia Securities, and Morgan Stanley. Ms. Smith has been involved in more than $100 billion of mergers, acquisitions and restructuring transactions and over $500 million of private capital raising assignments to support GP and LP positions for middle-market restructuring, acquisition and development projects across the retail, multifamily, office, hotel and industrial sectors. Ms. Smith is a frequent speaker at industry conferences and author of numerous industry articles for real estate focused publications. Ms. Smith has a Bachelor of Economics, with honors, and a Bachelor of Law, with honors, both from the University of Sydney.  Ms. Smith brings particular expertise to the Board in the areas of corporate finance, capital markets, banking, and marketing.

Michael A. Stein. Mr. Stein was first elected a Director of the Company in October 2004 and is currently the Chairman of the Investment Committee. He is also a member of Aimco’s Audit, Compensation and Human Resources, and Nominating and Corporate Governance Committees.  Mr. Stein is past Chairman of Aimco’s Audit Committee and past member of its Redevelopment and Construction Committee. From January 2001 until its acquisition by Eli Lilly in January 2007, Mr. Stein served as Senior Vice President and Chief Financial Officer of ICOS Corporation, a biotechnology company based in Bothell, Washington. From October 1998 to September 2000, Mr. Stein was Executive Vice President and Chief Financial Officer of Nordstrom, Inc. From 1989 to September 1998, Mr. Stein served in various capacities with Marriott International, Inc., including Executive Vice President and Chief Financial Officer from 1993 to 1998.  Mr. Stein has served on the board of directors of AIR since the Separation, and is currently a member of AIR’s Audit, Compensation and Human Resources, and Nominating and Corporate Governance Committees.  He also serves on the board of directors of InvenTrust Properties Corp. (“InvenTrust”), an open-air shopping center REIT headquartered in Downers Grove, Illinois, and on the InvenTrust audit and nominating and corporate governance committees. Mr. Stein previously served on the boards of directors of Nautilus, Inc., Getty Images, Inc., Providence Health & Services and The Fred Hutchinson Cancer Research Center. As the former audit committee chairman or audit committee member of two NYSE-listed companies, the former chief financial officer of two NYSE-listed companies, and having served in various capacities with Arthur Andersen from 1971 to 1989, including as a partner from 1981 to 1989, Mr. Stein brings particular expertise to the Board in the areas of corporate and real estate finance, and accounting and auditing for large and complex business operations.

R. Dary Stone. Mr. Stone was appointed as a Director of the Company in December 2020 and is currently the Chairman of the Nominating and Corporate Governance Committee.  He is also a member of Aimco’s Audit, Compensation and Human Resources, and Investment Committees. Mr. Stone is President and Chief Executive Officer of R. D. Stone Interests and a Managing Partner of Hicks Holdings, LLC. Mr. Stone has served in a variety of capacities at Cousins Properties, an NYSE listed REIT, including as a director on the Cousins Properties board at various times between 2001 and the present. From 2003 to the present, Mr. Stone has served as a director of Tolleson Wealth Management, Inc., a privately held wealth management firm, and Tolleson Private Bank (chair of audit committee and member of compensation committee of each). Mr. Stone is a former Regent of Baylor University (Chairman from June 2009 to June 2011), former Director of Hunt Companies, Inc., Parkway, Inc., and Lone Star Bank, and former Chairman of the Banking Commission of Texas. Mr. Stone brings particular expertise to the Board in the areas of real estate operations and development and corporate and real estate finance.

Kirk A. Sykes. Mr. Sykes was appointed as a Director of the Company in December 2020 and is currently the Chairman of the Compensation and Human Resources Committee.  He is also a member of Aimco’s Audit, Nominating and Corporate Governance, and Investment Committees. Mr. Sykes is the Co- Managing Director of Accordia Partners, LLC, a real estate development company, a role he has held since 2014. From 2005 to 2014, Mr. Sykes was the President and Managing Director of Urban Strategy America Fund, LLP, a New Boston real estate investment fund. From 1993 to the present, Mr. Sykes has served as President of Primary Corporation, a real estate company that owns commercial real estate. Mr. Sykes currently serves as a member of the Natixis Funds, Loomis Sayles Funds and Natixis ETF’s Board of Trustees, Federal Reserve Bank of Boston CEO Roundtable and External Diversity Advisory Board, the Eastern Bank Corporation Board of Advisors and its Risk Management Committee, the Real Estate Executive Council Board (Former-Chairman) and the Urban Land Institute New England Advisory Council, NAIOP Massachusetts Board Management Committee among others. In addition to other Director roles, he previously served on the Board of Ares Commercial Real Estate Corporation (NYSE:ACRE) and The Federal Reserve Bank of Boston from 2008 to 2014, including as its Chairman from 2012 to 2014. Mr. Sykes holds a Bachelor of Architecture degree from Cornell University, and is a graduate of The Harvard Business School Owner and President Management Program. Mr. Sykes brings particular expertise to the Board in the areas of real estate investment and development, real estate finance, and banking.

Summary of Director Qualifications and Expertise

Below is a summary of the qualifications and expertise of the nominees for election as directors, including expertise relevant to Aimco’s business.

Summary of Director Qualifications and Expertise	Mr. Powell	Mr. Allen	Mr. Considine	Ms. Gibson	Mr. Leupp	Mr. Miller	Ms. Smith	Mr. Stein	Mr. Stone	Mr. Sykes
Accounting and Auditing for Large Business Organizations					X	X		X
Business Operations	X	X	X	X	X	X	X	X	X	X
Capital Markets			X	X	X		X	X	X	X
Corporate Governance			X		X			X	X
Development	X	X	X		X	X			X	X
Executive	X	X	X	X	X	X	X	X	X	X
Financial Expertise and Literacy	X	X	X	X	X	X	X	X	X	X
Information Technology								X
Investment and Finance	X	X	X	X	X	X	X	X	X	X
Legal			X				X
Marketing and Branding						X	X
Property / Asset Management and Operations	X		X	X	X	X		X	X
Real Estate	X	X	X	X	X	X	X	X	X	X
Talent Development and Management	X	X	X	X	X	X	X	X	X	X

CORPORATE GOVERNANCE MATTERS

This chart provides a summary overview of Aimco’s governance practices, each of which is described in more detail in the information that follows.

What Aimco Does
Supermajority Independent Board. Eight of the ten directors, or 80% of the directors, are independent.

Independent Standing Committees. Only independent directors serve on the standing committees, including the Audit, Compensation and Human Resources, Nominating and Corporate Governance, and Investment Committees.

Each Independent Director Serves on each Standing Committee. To ensure that each independent director hears all information unfiltered and to ensure the most efficient functioning of the Board, each independent director serves on each standing committee.

Independent Chairman of the Board. The Company’s chairman of the Board is an independent director.
Separation of Chairman and CEO. The Company has separated the roles of Chairman of the Board and CEO.

Board Refreshment. The Nominating and Corporate Governance Committee has structured the Board such that there are directors of varying tenures and perspectives, with new directors joining the Board every few years, while retaining the institutional memory of longer-tenured directors. Of the original independent directors on the Aimco Board, none remain.  In connection with the Separation, six directors left the Aimco Board and the Company added seven new directors.

Regular Access to and Involvement with Management. In addition to regular access to management during Board and committee meetings, the independent directors have ongoing, direct access to members of management and to the Aimco business. This includes the Audit Committee chairman’s active and regular engagement with accounting staff and the Aimco auditors, the Compensation and Human Resources Committee chairman’s continuing involvement with compensation and personnel matters, the Nominating and Corporate Governance Committee chairman’s participation in director recruitment and other governance matters, and Mr. Miller’s frequent involvement with Mr. Powell with respect to strategy, agenda setting, board materials, and policy matters.

Engaged Board. In addition to regular access to management, the independent directors meet at least quarterly and receive written updates from the CEO regularly. In 2020, the Board held 21 meetings.

Stockholder Engagement. Under the direction of the Board and including participation by Board members when requested by stockholders, Aimco systematically and at least annually canvasses its largest stockholders, those holding at least two-thirds of outstanding Aimco shares, concerning compensation, governance, and other ESG matters.

Director Stock Ownership. By the completion of five years of service from the time of the Separation or from joining the Board, an independent director is expected to own shares having a value of at least five times the annual cash retainer for independent directors.

Risk Assessment. The Board conducts an annual risk assessment. Areas involving risk that are reported on by management and considered by the Board, include: operations, liquidity, leverage, finance, financial statements, the financial reporting process, accounting, legal matters, regulatory compliance, information technology and data protection, sustainability, environmental, social, and governance (“ESG”), compensation, and human resources and human capital. The Compensation and Human Resources Committee is responsible for succession planning in all leadership positions, both in the short term and the long term, with particular focus on CEO succession in the short term and the long term.

Majority Voting with a Resignation Policy. Aimco requires its directors to be elected by a majority of the votes cast. Directors failing to get a majority of the votes cast are expected to tender their resignation.

Proxy Access. Following a 2015 stockholder vote in favor of proxy access and after extensive engagement with stockholders, the Board amended the Company’s bylaws to provide proxy access. A stockholder or a group of up to 20 stockholders, owning at least 3% of our shares for three years, may submit nominees for up to 20% of the Board, or two nominees, whichever is greater, for inclusion in our proxy materials, subject to complying with the requirements contained in our bylaws.

What Aimco Does Not Do

Related Party Transactions. The Nominating and Corporate Governance Committee maintains a related party transaction policy to ensure that Aimco’s decisions are based on considerations only in the best interests of Aimco and its stockholders.

Pledging or hedging shares held to satisfy stock ownership requirements. The Company’s insider trading policy places restrictions on the Company’s directors, executive officers, and all other employees entering into hedging transactions with respect to the Company’s securities (such as, but not limited to, zero-cost collars, equity swaps, and forward sale contracts) and from holding the Company’s securities in margin accounts or otherwise pledging such securities as collateral for loans. Pledging or hedging transactions are permitted only in very limited circumstances, and only with respect to shares held in excess of stock ownership requirements. Hedging transactions may not be entered into with regard to Aimco securities that are subject to a risk of forfeiture (e.g., restricted stock awards) and Aimco directors, executive officers, other officers, and certain other employees must receive preclearance from Aimco’s legal department before engaging in any hedging transactions. No directors or executive officers have in place any hedging or pledging transactions.

Interlocking Directorships. No member of Aimco management serves on a Board or a compensation committee of a company at which an Aimco director is also an employee.

Director Overboarding. Aimco’s corporate governance guidelines and committee charters limit the number of other boards and the number of other audit committees on which an Aimco director may serve. Typically, an Aimco director is limited to service on four or fewer boards (including the Company’s) and is limited to service on three or fewer audit committees, including the Company’s.

Retirement Age or Term Limits. Rather than impose arbitrary limits on service, the Company regularly (and at least annually) reviews each director’s continued role on the Board and considers the need for periodic board refreshment.

Meetings and Committees

The Board held 21 meetings during the year ended December 31, 2020. During 2020, there were the following five committees: Audit; Compensation and Human Resources; Nominating and Corporate Governance; Investment; and Redevelopment and Construction. During 2020, no director attended fewer than 75% of the aggregate total number of meetings of the Board and each committee on which such director served.

The Corporate Governance Guidelines, as described below, provide that the Company generally expects that the Chairman of the Board will attend all annual and special meetings of the stockholders. Other members of the Board are not required to attend such meetings. All of the members of the Board attended the Company’s 2020 Annual Meeting of Stockholders, joining electronically due to the health orders imposed with respect to the COVID-19 pandemic, and the Company anticipates that all of the members of the Board will attend the next annual meeting of stockholders when held.

Below are tables illustrating the standing committee memberships and chairmen before the Separation, and the current standing committee memberships and chairmen. Additional detail on each committee follows the tables.

Before Separation in December 2020
Director	Audit Committee	Compensation and Human Resources Committee	Nominating and Corporate Governance Committee	Investment Committee	Redevelopment and Construction Committee
Terry Considine	—	—	—	—	—
Thomas L. Keltner	X	†	X	X	X
Robert A. Miller*	X	X	X	X	X
Devin I. Murphy	X	X	X	X	X
Kathleen M. Nelson	X	X	†	X	X
John D. Rayis	X	X	X	X	X
Ann Sperling	X	X	X	X	†
Michael A. Stein	X	X	X	†	X
Nina A. Tran	†	X	X	X	X

X	indicates a member of the committee
†	indicates the committee chairman
*	indicates the Lead Independent Director

After Separation in December 2020
Director	Audit Committee	Compensation and Human Resources Committee	Nominating and Corporate Governance Committee	Investment Committee
Quincy L. Allen	X	X	X	X
Terry Considine	—	—	—	—
Patricia L. Gibson	X	X	X	X
Jay Paul Leupp	†	X	X	X
Robert A. Miller*	X	X	X	X
Wesley W. Powell	—	—	—	—
Deborah Smith	X	X	X	X
Michael A. Stein	X	X	X	†
R. Dary Stone	X	X	†	X
Kirk A. Sykes	X	†	X	X

X	indicates a member of the committee
†	indicates the committee chairman
*	indicates the Chairman of the Board

Messrs. Allen, Leupp, Miller, Stein, Stone, and Sykes and Mses. Gibson and Smith are independent directors (collectively the “Independent Directors”).

Audit Committee

The Audit Committee currently consists of the Independent Directors. Mr. Leupp serves as the chairman of the Audit Committee. The Audit Committee has a written charter that is reviewed annually and was last amended in January 2021. In addition to the work of the Audit Committee, the chairman has regular and recurring conversations with Ms. Stanfield, Aimco’s Chief Financial Officer (“CFO”), Ms. Johnson, Aimco’s Chief Administrative Officer (“CAO”), Justin Frenzel, Aimco’s Chief Accounting Officer, the head of Aimco’s internal audit function, and representatives of Ernst & Young LLP. The Audit Committee’s charter is posted on Aimco’s website (www.aimco.com) and is also available in print to stockholders, upon written request to Aimco’s Corporate Secretary.

The Audit Committee’s responsibilities are set forth in the following chart.

Audit Committee Responsibilities	Accomplished In 2020
Oversees Aimco’s accounting and financial reporting processes and audits of Aimco’s financial statements.	✓
Directly responsible for the appointment, compensation, and oversight of the independent auditors and the lead engagement partner and makes its appointment based on a variety of factors.	✓
Reviews the scope, and overall plans for and results of the annual audit and internal audit activities.	✓
Oversees management’s negotiation with Ernst & Young LLP concerning fees, and exercises final approval over all Ernst & Young LLP fees.	✓

Consults with management and Ernst & Young LLP with respect to Aimco’s processes for risk assessment and enterprise risk management. Areas involving risk that are reported on by management and considered by the Audit Committee, the other Board committees, or the Board, include: operations, liquidity, leverage, finance, financial statements, the financial reporting process, accounting, legal matters, regulatory compliance, information technology and data protection, sustainability, ESG, compensation, succession planning, and human resources and human capital.

✓

Consults with management and Ernst & Young LLP regarding, and provides oversight for, Aimco’s financial reporting process, internal control over financial reporting, and the Company’s internal audit function.

✓
Reviews and approves the Company’s policy about the hiring of former employees of independent auditors.	✓

Reviews and approves the Company’s policy for the pre-approval of audit and permitted non-audit services by the independent auditor, and reviews and approves any such services provided pursuant to such policy.

✓
Receives reports pursuant to Aimco’s policy for the submission and confidential treatment of communications from teammates and others concerning accounting, internal control and auditing matters.	✓

Reviews and discusses with management and Ernst & Young LLP quarterly earnings releases prior to their issuance and quarterly reports on Form 10-Q and annual reports on Form 10-K prior to their filing.

✓

Reviews the responsibilities and performance of the Company’s internal audit function, approves the hiring, promotion, demotion or termination of the lead internal auditor, and oversees the lead internal auditor’s periodic performance review and changes to his or her compensation.

✓

Reviews with management the scope and effectiveness of the Company’s disclosure controls and procedures, including for purposes of evaluating the accuracy and fair presentation of the Company’s financial statements in connection with the certifications made by the CEO and CFO.

✓
Meets regularly with members of Aimco management and with Ernst & Young LLP, including periodic meetings in executive session.	✓

Performs an annual review of the Company’s independent auditor, including an assessment of the firm’s experience, expertise, communication, cost, value, and efficiency, and including external data relating to audit quality and performance, including recent Public Company Accounting Oversight Board (PCAOB) reports on Ernst & Young LLP and its peer firms.

✓
Performs an annual review of the lead engagement partner of the Company’s independent auditor and the potential successors for that role.	✓
Periodically evaluates independent audit service providers, including a 2015 request for proposal process to assess the best firm to serve as Aimco’s independent auditor.	✓

The Audit Committee held five meetings during the year ended December 31, 2020. As set forth in the Audit Committee’s charter, no director may serve as a member of the Audit Committee if such director serves on the audit committee of more than two other public companies, unless the Board determines that such simultaneous service would not impair the ability of such director to effectively serve on the Audit Committee. No member of the Audit Committee serves on the audit committee of more than two other public companies.

Audit Committee Financial Expert

Aimco’s Board has designated Mr. Leupp as an “audit committee financial expert.” In addition, all of the members of the Audit Committee qualify as audit committee financial experts. Each member of the Audit Committee is independent, as that term is defined by Section 303A of the listing standards of the New York Stock Exchange relating to audit committees.

Compensation and Human Resources Committee

The Compensation and Human Resources Committee currently consists of the Independent Directors. Mr. Sykes serves as the chairman of the Compensation and Human Resources Committee. The chairman meets regularly with Ms. Johnson, Aimco’s CAO. The Chairman also has regular conversations with the Compensation and Human Resources Committee’s independent compensation consultant, Willis Towers Watson, and outside counsel with expertise in executive compensation and compensation governance related matters. The Compensation and Human Resources Committee has a written charter that is reviewed annually and was last amended in April 2021. The Compensation and Human Resources Committee’s charter is posted on Aimco’s website (www.aimco.com) and is also available in print to stockholders, upon written request to Aimco’s Corporate Secretary.

The Compensation and Human Resources Committee’s responsibilities are set forth in the following charts.

Compensation and Human Resources Committee Responsibilities	Accomplished In 2020
Responsible for succession planning in all leadership positions, both in the short term and the long term, with particular focus on CEO succession in the short term and the long term.	✓
Oversee the Company’s management of the talent pipeline process.	✓
Oversee the goals and objectives of the Company’s executive compensation plans.	✓
Annually evaluate the performance of the CEO.	✓
Determine the CEO’s compensation.	✓
Negotiate and provide for the documentation of any employment agreement (or amendment thereto) with the CEO, as applicable.	✓
Review and approve the decisions made by the CEO as to the compensation of the other executive officers.	✓
Approve and grant any equity compensation.	✓
Review and discuss the Compensation Discussion & Analysis with management.	✓

Oversee the Company’s submission to a stockholder vote of matters relating to compensation, including advisory votes on executive compensation and the frequency of such votes, incentive and other compensation plans, and amendments to such plans.

✓
Consider the results of stockholder advisory votes on executive compensation and take such results into consideration in connection with the review and approval of executive officer compensation.	✓
Review stockholder proposals and advisory stockholder votes relating to executive compensation matters and recommend to the Board the Company’s response to such proposals and votes.	✓
Review compensation arrangements to evaluate whether incentive and other forms of pay encourage unnecessary or excessive risk taking.	✓
Review and approve the terms of any compensation “claw back” or similar policy or agreement between the Company and the Company’s executive officers.	✓
Review periodically the goals and objectives of the Company’s executive compensation plans and recommend that the Board amend these goals and objectives if appropriate.	✓
Oversee the Company’s culture, with a particular focus on collegiality, collaboration, and team-building.	✓

One of the most important responsibilities of the Compensation and Human Resources Committee is to ensure a succession plan is in place for key members of the Company’s executive management team, including the CEO. Based on the work of the Compensation and Human Resources Committee, the Board has a succession plan for the CEO position, is prepared to act in the event of a CEO vacancy in the short term, and has identified candidates for succession over the long term. The Board will select the successor taking into consideration the needs of the organization, the business environment, and each candidate’s skills, experience, expertise, leadership, and fit. The Company maintains a robust succession planning process, as highlighted in the following chart.

Management Succession
The Company maintains an executive talent pipeline for every executive officer position, including the CEO position, and every other officer position within the organization.

The executive talent pipeline includes “interim,” “ready now,” and “under development” candidates for each position. The Company has an intentional focus on those formally under development for executive roles. Management is also focused on attracting, developing, and retaining strong talent across the organization.

The executive talent pipeline is formally updated annually and is the main topic of at least one of the Compensation and Human Resources Committee’s meetings each year. The Compensation and Human Resources Committee also reviews the pipeline in connection with year-end performance and compensation reviews for every executive officer position. The pipeline is discussed regularly at the management level, as well.

Talent development and succession planning is a coordinated effort among the CEO, the Compensation and Human Resources Committee, and the CAO, as well as each succession candidate.
The Board is provided exposure to succession candidates for executive officer positions.
All executive succession candidates have formal development plans.

The Company maintains a forward-looking approach to succession. Positions are filled considering the business strategy and needs at the time of a vacancy and the candidate’s skills, experience, expertise, leadership and fit.

The Company has a proven track record on the development of talented leaders and succession, most recently with the CEO transition in December 2020.

The Compensation and Human Resources Committee held five meetings during the year ended December 31, 2020.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee currently consists of the Independent Directors. Mr. Stone serves as the chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee has a written charter that is reviewed annually and was last amended in January 2021. The Committee’s charter is posted on Aimco’s website (www.aimco.com) and is also available in print to stockholders, upon written request to Aimco’s Corporate Secretary.

The Nominating and Corporate Governance Committee’s responsibilities are set forth in the following chart.

Nominating and Corporate Governance Committee Responsibilities	Accomplished In 2020

Focuses on Board candidates and nominees, and specifically:

•        Plans for Board refreshment and succession planning for directors;

•        Identifies and recommends to the Board individuals qualified to serve on the Board;

•        Identifies, recruits, and, if appropriate, interviews candidates to fill positions on the Board, including persons suggested by stockholders or others; and

•        Reviews each Board member’s suitability for continued service as a director when his or her term expires and when he or she has a change in professional status and recommends whether or not the director should be re-nominated.

✓

Focuses on Board composition and procedures as a whole and recommends, if necessary, measures to be taken so that the Board reflects the appropriate balance of knowledge, experience, skills, and expertise required for the Board as a whole.

✓
Develops and recommends to the Board a set of corporate governance principles applicable to Aimco and its management.	✓
Maintains a related party transaction policy and oversees any potential related party transactions.	✓
Oversees a systematic and detailed annual evaluation of the Board, committees, and individual directors in an effort to continuously improve the function of the Board.	✓
Oversees the Company’s commitment to ESG issues and disclosure related thereto.	✓

Considers corporate governance matters that may arise and develops appropriate recommendations, including providing the forum for the Board to consider important matters of public policy and vet stockholder input on a variety of matters.

✓
Reviews annually the Company’s public policy advocacy efforts and political and charitable contributions.	✓

The Nominating and Corporate Governance Committee held five meetings during the year ended December 31, 2020.

Investment Committee

The Investment Committee currently consists of the Independent Directors. Mr. Stein serves as the chairman of the Investment Committee. The Investment Committee’s purpose is to provide oversight and guidance to the Company’s management regarding investment decisions.  The Investment Committee held four meetings during the year ended December 31, 2020.

Redevelopment and Construction Committee

The Redevelopment and Construction Committee consisted of the pre-Separation independent directors. Ms. Sperling served as the chairman of the Redevelopment and Construction Committee until the Separation. Ms. Sperling met regularly with Aimco’s redevelopment and construction leadership and assessed the progress of development and redevelopment and project status. The Redevelopment and Construction Committee’s purposes were to provide oversight and guidance to the Company’s management regarding development, redevelopment, and construction by reviewing work process, policies and standards, recommending modifications thereto and directing related analytical and progress reporting. The Redevelopment and Construction Committee held four meetings during the year ended December 31, 2020. Following the Separation, development, redevelopment, and construction became a focus subject at every Board meeting, eliminating the need for a standing Redevelopment and Construction Committee, and it was disbanded accordingly.

Board Composition, Board Refreshment, and Director Tenure

Aimco is focused on having a well-constructed and high performing board. To that end, the Nominating and Corporate Governance Committee selects nominees for director based on, among other things, breadth and depth of experience, knowledge, skills, expertise, integrity, ability to make independent analytical inquiries, understanding of Aimco’s business environment, and willingness to devote adequate time and effort to Board responsibilities. In considering nominees for director, the Nominating and Corporate Governance Committee seeks to have a diverse range of experience and expertise relevant to Aimco’s business. The Nominating and Corporate Governance Committee places a premium on directors who work well in the collegial and collaborative nature of the Board (which is also consistent with the Aimco culture) and also requires directors who think and act independently and can clearly and effectively communicate their convictions. The Nominating and Corporate Governance Committee assesses the appropriate balance of criteria required of directors and makes recommendations to the Board.

The Nominating and Corporate Governance Committee has specifically considered the feedback of some stockholders as well as the discussions of some commentators that suggest lengthy Board tenure should be balanced with new perspectives. Specific to Aimco, the Nominating and Corporate Governance Committee has structured the Board such that there are directors of varying tenures, with new directors and perspectives joining the Board every few years while retaining the institutional memory of longer-tenured directors. Longer-tenured directors, balanced with less-tenured directors, enhance the Board’s oversight capabilities. Aimco’s directors work effectively together, coordinate closely with senior management, comprehend Aimco’s challenges and opportunities, and frame Aimco’s business strategy. Aimco’s Board members have established relationships that allow the Board to apply effectively its collective business savvy in guiding the Aimco enterprise.

When formulating its Board membership recommendations, the Nominating and Corporate Governance Committee also considers advice and recommendations from others, including stockholders, as it deems appropriate. Such recommendations are evaluated based on the same criteria noted above. The Nominating and Corporate Governance Committee will consider as nominees to the Board for election at the next annual meeting of stockholders persons who are recommended by stockholders in writing, marked to the attention of Aimco’s Corporate Secretary, no later than July 1, 2021.

The Board is responsible for nominating members for election to the Board and for filling vacancies on the Board that may occur between annual meetings of stockholders.

Board Leadership Structure

In connection with the Separation, the Board concluded that separating the Chairman and CEO role would be most effective for the Company’s leadership and governance. Mr. Miller serves as Chairman of the Board, which includes: presiding over executive sessions of the Independent Directors, which are held regularly and not less than four times per year; with the CEO, setting meeting agendas and schedules; calling meetings of the Independent Directors; and being available for direct communication with stockholders.

The Board has a majority of independent directors. Eight out of the ten directors are independent. All four standing committees (Audit; Compensation and Human Resources; Nominating and Corporate Governance; and Investment) are composed solely of independent directors.

Separate Sessions of Independent Directors

Aimco’s Corporate Governance Guidelines (described below) provide that the non-management directors shall meet in executive session without management on a regularly scheduled basis, but no less than four times per year. The non-management directors, which group currently is made up of the eight Independent Directors, met in executive session without management nine times during the year ended December 31, 2020.

The following table sets forth the number of meetings held by the Board and each committee during the year ended December 31, 2020.

	Board	Non- Management Directors	Audit Committee	Compensation and Human Resources Committee	Nominating and Corporate Governance Committee	Investment Committee	Redevelopment and Construction Committee
Number of Meetings	21*	9	5	5	5	4	4
* Fourteen of the Board meetings related to the Separation.

Majority Voting for the Election of Directors

In an uncontested election at the meeting of stockholders, any nominee to serve as a director of the Company will be elected if the director receives a majority of votes cast, which means that the number of shares voted “for” a director exceeds the number of shares voted “against” that director. With respect to a contested election, a plurality of all the votes cast at the meeting of stockholders will be sufficient to elect a director. The following is not considered votes cast “for” or “against” a director nominee: (a) a share otherwise present at the meeting but for which there is an abstention and (b) a share otherwise present at the meeting as to with a stockholder gives no direction. If a nominee who currently is serving as a director receives a greater number of “against” votes for his or her election than votes “for” such election (a “Majority Against Vote”) in an uncontested election, Maryland law provides that the director would continue to serve on the Board as a “holdover director.” However, under Aimco’s Bylaws, any nominee for election as a director in an uncontested election who receives a Majority Against Vote is obligated to tender his or her resignation to the Nominating and Corporate Governance Committee for consideration. The Nominating and Corporate Governance Committee will consider any resignation and recommend to the Board whether to accept it. The Board is required to take action with respect to the Nominating and Corporate Governance Committee’s recommendation within 90 days following certification of the stockholder vote. Additional details are set out in Article II, Section 2.03 (Election and Tenure of Directors; Resignations) of Aimco’s Bylaws.

Proxy Access

At our 2015 annual meeting, a proxy access stockholder proposal received the support of a majority of the votes cast. That proposal requested the Board to adopt a bylaw that would require the Company to include in its proxy materials nominees for director proposed by a stockholder or group that owns at least 3% of our outstanding shares for at least three years. Following that meeting, through the summer and fall of 2015 and into 2016, we engaged in extensive stockholder outreach and discussed proxy access with stockholders representing over 66% of shares of Common Stock outstanding as of September 30, 2015, including all 10 of Aimco’s largest stockholders as of that date.

Although our stockholders expressed varying views on proxy access generally, and on the specific terms of a proxy access bylaw, many stockholders indicated that they viewed proxy access as an important stockholder right. At the same time, many stockholders expressed concern that stockholders with a small economic interest could abuse proxy access and impose unnecessary costs on the Company. In particular, stockholders expressed support for a reasonable limit on the number of stockholders who could come together to form a nominating group, with a consensus around a 20 stockholder limit, so long as certain related funds were counted as one stockholder for this purpose. In addition, many stockholders expressed support for the principle that a proxy access bylaw provide for a minimum of two candidates, with that principle being more meaningful to stockholders than the percentage of the board used to calculate the number of permitted proxy access candidates.

Stockholders expressed general flexibility concerning most other proxy access terms, including counting directors nominated as access candidates who are elected and re-nominated by the Board when determining the limit on access candidates for a limited number of years, and eliminating proxy access at the same annual meeting for which a nomination notice outside of proxy access has been submitted by another stockholder. Also, stockholders indicated that post-meeting holding requirements would be considered overly restrictive, but that a statement regarding post-meeting intentions that did not require continued ownership was acceptable.

The feedback received from stockholders was reported to the Nominating and Corporate Governance Committee and to the Board. Following a review of that feedback, corporate governance best practices and trends and the Company’s particular facts and circumstances, the Board amended the Company’s bylaws to provide a proxy access right to stockholders. As a result, a stockholder or a group of up to 20 stockholders, owning at least 3% of our shares for at least three years, may submit nominees for up to 20% of the Board, or two nominees, whichever is greater, for inclusion in our proxy materials, subject to complying with the requirements contained in our bylaws.

Code of Ethics

The Board has adopted a code of ethics entitled “Code of Business Conduct and Ethics” that applies to the members of the Board, all of Aimco’s executive officers and all teammates of Aimco or its subsidiaries, including Aimco’s principal executive officer, principal financial officer, and principal accounting officer. The Code of Business Conduct and Ethics is posted on Aimco’s website (www.aimco. com) and is also available in print to stockholders, upon written request to Aimco’s Corporate Secretary. If, in the future, Aimco amends, modifies or waives a provision in the Code of Business Conduct and Ethics, rather than filing a Current Report on Form 8-K, Aimco intends to satisfy any applicable disclosure requirement under Item 5.05 of Form 8-K by posting such information on Aimco’s website (www.aimco.com), as necessary.

Corporate Governance Guidelines and Director Stock Ownership

The Board has adopted and approved Corporate Governance Guidelines. These guidelines, which were last updated in April 2021, are available on Aimco’s website (www.aimco.com) and are also available in print to stockholders, upon written request to Aimco’s Corporate Secretary. In general, the Corporate Governance Guidelines address director qualification standards, director responsibilities, the role of the Chairman of the Board or Lead Independent Director, as applicable, director access to management and independent advisors, director compensation, director orientation and continuing education, the role of the Board in planning management succession, stock ownership guidelines and retention requirements, and an annual performance evaluation of the Board.

With respect to stock ownership guidelines for the Independent Directors, the Corporate Governance Guidelines provide that by the completion of five years of service from the date of the Separation or from joining the Board, whichever is later, an Independent Director is expected to own shares having a value of at least five times the annual cash retainer for independent directors. Mr. Miller has holdings in excess of this amount. Due to the Separation and recent board refreshment, the other Independent Directors do not yet have holdings in this amount.

Corporate Responsibility

At Aimco, corporate responsibility is an important part of our business. As with all other aspects of our business, our corporate responsibility program focuses on continuous improvement, to the benefit of our stockholders, our residents, our teammates, our communities, and the environment. We actively discuss these matters with our stockholders and solicit their feedback on our program.

The graphics below describe some of the 2020 highlights of our corporate responsibility program.

STOCKHOLDER
OUTREACH

We have engaged with stockholders holding at least 2/3 of our outstanding shares each of the PAST 5 YEARS. We have always made our Board members available for engagement discussions.

In connection with the Separation, we had direct conversations with stockholders holding approximately 73% of our outstanding shares. These conversations were wide-ranging on governance, board composition, strategy, and more, and often included independent directors.

STOCKHOLDER ENGAGEMENT

OUR RESPONSES TO STOCKHOLDER INPUT

(Year Added)

✓Separation of Chairman and CEO (2020)

✓Board Refreshment (2020)

✓Disclosure regarding Board Oversight of Political and Lobbying Expenditures (2020)

✓Disclosure regarding Performance of “In Progress” LTI Awards (2020)

✓ESG Disclosure (2018)

✓Matrix of Director Qualifications and Expertise (2017)

✓More Detailed Management Succession Disclosure (2017)

✓More Graphics (2017)

✓Proxy Access (2016)

✓LTI Program Overhaul (2015)

✓Double Trigger Change in Control Provisions (2015)

✓Claw Back Policy (2015)

✓Commitment to not Provide Future Excise Tax Gross-Ups (2015)

PROXY ACCESS Since 2016, our bylaws permit:	A stockholder (or group of up to 20 stockholders)	Owning 3% or more of our outstanding common stock continuously for at least 3 YEARS

To nominate and include in our proxy materials director candidates constituting up to the greater of

2 INDIVIDUALS or 20%

of the Board, if the nominee(s) satisfy the requirements specified in our bylaws

HONORED FOR SEVERAL CONSECUTIVE YEARS FOR BOARD COMPOSITION

Commitment to our Residents Residents awarded Aimco CSAT scores averaging more than 4 (out of 5 stars) during the past five years, reflecting HIGH LEVELS of RESIDENT SATISFACTION

CSAT Scores
(2016-2020)
5
4.5
4
3.5
3
2.5
2
1.5
1
4.18
4.25
4.25
4.32
4.31
2016
2017
2018
2019
2020

COVID-19 Response Related to Our Residents:

✓Supported residents sheltering in place and met the needs of those who reported positive for infection by COVID-19

✓Redeployed construction supervisors to support property service teams

✓Redeployed dozens of office workers to join shared service center team to hold thousands of structured conversations with residents, helping each plan his or her personal adjustment to the crisis, including offering financial advice, tips on job searches, help with errands, ideas about how to find a roommate, establishing payment plans where appropriate, and even, in a few difficult cases, providing money for groceries

✓Used previous investment in technology and artificial intelligence to adapt to new conditions of social distancing and sheltering at home

Investment in our Teammates

The only real estate company awarded a 2018, 2019, and 2020 Association for Talent Development (ATD) BEST Award for excellence in talent acquisition, training, and team development	One of only six companies to be recognized as a “Top Workplace” in Colorado for each of the past eight years
Parental Leave Benefit	$1,305,000 Aimco Cares scholarship funds to 630 children of Aimco teammates since 2006	Over $67,500 Aimco Cares scholarship funds to 26 children of Aimco teammates in 2020

COVID-19 Response Related to our Business Operations and Teammates:

✓As crisis approached, formed cross-functional task force that met daily regarding work redesign and team safety

✓Made commitment that any teammate who felt unsafe at work was free to stay home, with pay and without penalty

✓Paid 100% of costs related to COVID-19 testing and treatment

✓Committed to keep full team intact, without layoffs or pay cuts

✓Increased regular communications and transparency, providing steady flow of written, livestream, and video reports to entire team

Commitment to Community IN 2020:
Teammates turn their passion for community service into action through Aimco Cares, which gives team members 15 paid hours each year to apply to volunteer activities of their choosing

COVID-19 Response Related to our Community Partners: Mindful of the sacrifice of healthcare providers who worked long hours and felt unable to go home without risking infection of their families, as part of the Aimco Cares Good Neighbor Program, the Company provided free use of furnished apartments at its apartment communities on the Anschutz Medical Campus, near Boulder Community Health, and near Newark University Hospital

$340,000 Raised through Aimco Cares Charity Golf Classic benefitting military veterans and providing scholarships for students in affordable housing

Commitment to Conservation
$980K invested in ENERGY CONSERVATION in 2020	6,690,852 Therms of natural gas conserved	923,922,393 Gallons of water saved through efficiency
	235,005,148 kWh of electricity saved through efficient fixtures	169,730 Metric tons of greenhouse gas emissions eliminated

Communicating with the Board of Directors

Any interested parties desiring to communicate with Aimco’s Board, Aimco’s Chairman of the Board, any of the other Independent Directors, any committee chairman, or any committee member may directly contact such persons by directing such communications in care of Aimco’s Corporate Secretary. All communications received as set forth in the preceding sentence will be opened by the office of Aimco’s General Counsel for the sole purpose of determining whether the contents represent a message to Aimco’s directors. Any contents that are not in the nature of advertising, promotions of a product or service, or patently offensive material will be forwarded promptly to the addressee. In the case of communications to the Board or any group or committee of directors, the General Counsel’s office will make sufficient copies of the contents to send to each director who is a member of the group or committee to which the envelope or e-mail is addressed.

To contact Aimco’s Corporate Secretary, correspondence should be addressed as follows:

Corporate Secretary

Office of the General Counsel

Apartment Investment and Management Company

4582 South Ulster Street, Suite 1450

Denver, Colorado 80237

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Aimco’s executive officers and directors, and persons who own more than 10% of a registered class of Aimco’s equity securities, to file reports (Forms 3, 4 and 5) of stock ownership and changes in ownership with the SEC and the New York Stock Exchange. Executive officers, directors and beneficial owners of more than 10% of Aimco’s registered equity securities are required by SEC regulations to furnish Aimco with copies of all such forms that they file.

Based solely on Aimco’s review of the copies of Forms 3, 4 and 5 and the amendments thereto received by it for the year ended December 31, 2020, or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, Aimco believes that during the period ended December 31, 2020, all filing requirements were complied with by its executive officers and directors with one exception, as follows: as a result of a ministerial error, a Form 4 for Mr. Considine was filed one day late.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS (CD&A)

This CD&A addresses the following:

•	Separation
•	Stockholder Engagement Regarding Executive Compensation;
•	Overview of Aimco’s Pay-for-Performance Philosophy and 2020 Performance Results;
•	Summary of Executive Compensation Program and Governance Practices;
•	What We Pay and Why: Components of Executive Compensation;
•	Total Compensation for 2020;
•	Other Compensation;
•	Post-Employment Compensation and Employment and Severance Arrangements;
•	Other Benefits; Perquisite Philosophy;
•	Stock Ownership Guidelines and Required Holding Periods After Vesting;
•	Role of Outside Consultants;
•	Base Salary, Incentive Compensation, and Equity Grant Practices;
•	2021 Compensation Targets; and
•	Accounting Treatment and Tax Deductibility of Executive Compensation.

Separation

As noted previously, on December 15, 2020, Aimco completed the separation of its business into two, separate and distinct publicly traded companies, Aimco and AIR. As part of the Separation, Aimco’s founder, Chairman of the Board, and Chief Executive Officer (“CEO”), Terry Considine, became the CEO of AIR. Aimco’s CFO, Paul Beldin, became the CFO of AIR, Aimco’s General Counsel, Lisa Cohn, became the President and General Counsel of AIR, and Aimco’s head of property operations, Keith Kimmel, became the head of property operations of AIR (collectively, the “Previous Management Team”). Effective as of the Separation, Aimco’s management team consists of the following three executives: Wes Powell, President and CEO (Aimco’s Executive Vice President (“EVP”), Redevelopment prior to the Separation); Lynn Stanfield, EVP and CFO (Aimco’s EVP, Financial Performance & Analysis and Capital Allocation prior to the Separation); and Jennifer Johnson, EVP, CAO and General Counsel (Aimco’s Senior Vice President, Human Resources prior to the Separation) (collectively, the “New Management Team”). The Previous Management Team and the New Management Team together constitute our named executive officers (“NEOs”) for 2020. Unless otherwise noted, references to CEO pay in this CD&A refer to Mr. Considine, as he was CEO for all but two weeks of 2020. Compensation disclosure for both the Previous Management Team and the New Management Team consists of the entire compensation amount paid to each executive for the 2020 compensation year, regardless of whether the executive remained with Aimco or became an executive of AIR as part of the Separation.

Stockholder Engagement Regarding Executive Compensation

At Aimco’s 2020 Annual Meeting of Stockholders, approximately 98% of the votes cast in the advisory vote on executive compensation (also commonly referred to as “Say on Pay”) approved the compensation of Aimco’s NEOs as disclosed in Aimco’s 2020 proxy statement. The Compensation and Human Resources Committee (the “Committee”) and Aimco management remain committed to extensive engagement with stockholders as part of ongoing efforts to formulate and implement an executive compensation program designed to align the long-term interests of our executive officers with those of our stockholders. In 2019 and early 2020, we engaged with stockholders representing approximately 70% of shares of Common Stock outstanding as of September 30, 2019, as part of our annual process of soliciting feedback on Aimco’s executive compensation program.

In the summer and fall of 2020, Aimco engaged with stockholders representing approximately 73% of Common Stock outstanding as of September 30, 2020.  Although Aimco’s second outreach in 2020 was primarily focused on soliciting stockholder feedback on the Separation, Aimco also held discussions with some stockholders about its executive compensation program in the wake of the COVID-19 pandemic.

The following chart summarizes the collective feedback we received, and actions we have taken in response.

Stockholder Feedback	Action Taken

Overall Program.

The Company continued to receive broad support from stockholders on the structure of its executive compensation program, the program’s alignment of pay and performance, and the quantum of compensation delivered under the program.

Based on the broad support received from stockholders, the Company made no changes to the structure of the program in 2020.

Disclosure.

Stockholders appreciated the thorough disclosure and encouraged Aimco to continue the same level of disclosure. A few stockholders requested that Aimco provide disclosure on performance for “in progress” LTI awards.

The Company has added a chart disclosing performance as of year-end for “in progress” LTI awards as well as performance results for LTI awards for the three most recently completed performance periods.

STI Plan. Stockholders are broadly pleased with the STI plan goals and disclosure of results.

Given that the Company’s STI goals are directly aligned with the Company’s five areas of strategic focus that drive long-term value creation, and have received broad support from stockholders, the Company did not make changes to the structure of its STI goals in 2020.

LTI Plan.

The Company’s three-year, forward looking plan measured upon relative TSR continued to receive broad support from stockholders. Most stockholders maintained that relative TSR should be the only LTI metric. However, a few stockholders encouraged the Company to consider adding a non-TSR based metric to its LTI plan with the rationale that relative TSR is not the best indicator of management effectiveness, day-to-day operational performance, or capital allocation effectiveness.

The Compensation Committee has reviewed the structure of the Company’s LTI plan and has discussed whether to add a metric to the Company’s LTI plan. Given that the Company’s LTI plan received broad support from stockholders, the Company did not make changes to the general structure of its LTI plan in 2020. The Company will continue its review and evaluation of the LTI plan structure, as well as its ongoing dialogue with stockholders on LTI plan structure and metrics and other compensation matters.

Impact of COVID-19 on Compensation Plans.

Like many other companies, Aimco had finalized its 2020 executive compensation plan prior to the onset of the COVID-19 pandemic. STI goals were set, and LTI awards were granted, in late January 2020. The pandemic rendered moot two of the Company’s six 2020 STI goals. The Company had extensive conversations with stockholders, compensation consultants, proxy commentators, and outside counsel. Each of these constituencies stated they expected compensation committees to exercise discretion with respect to 2020 STI plans and, provided the discretionary adjustments were reasonable and disclosed thoroughly, companies should not expect a negative Say on Pay vote. These same constituencies advised that “above target” payouts where discretion is applied and/or metrics are changed from the plan established at the beginning of the year would be heavily scrutinized, especially where there is a pay and performance misalignment. They also encouraged the Company to leave its LTI plan intact and not cancel and re-issue awards, or grant new awards, as a result of the pandemic. Finally, these constituencies stated they would view any changes made to executive compensation programs with an eye toward whether the Company laid off, furloughed, or cut pay below the executive level.

As described in detail in this CD&A, the Company carefully considered the advice of stockholders, compensation consultants, proxy commentators, and outside counsel, and its actions with respect to the 2020 executive compensation program are consistent with the advice of each of these constituencies. The Company’s business of providing homes is essential, and the Company remained open, serving residents, throughout the pandemic. The Company made a commitment to its entire team at the onset of the pandemic, that: any teammate who felt unsafe at work because of the virus was free to stay home, with pay and without penalty; the Company would cover all costs related to COVID-19 testing and treatment; and the team would remain intact, without layoffs or pay cuts. The Company’s commitment to its team is reflected in its highest ever recorded team engagement scores: 4.5 out of 5 for site teams, and 4.42 out of 5 for the entire Company, in 2020. The Company replaced the two 2020 STI goals rendered moot by the pandemic with a goal consisting of the Company’s response to the pandemic. Despite outperformance on the four original goals that remained intact, the Company capped overall STI goal performance at target. The Company made no changes to its 2020 LTI or prior year outstanding awards nor did it grant any new awards following the onset of the pandemic. Mr. Considine’s 2020 compensation, despite spearheading and leading the Company through the Separation and thereby unlocking $1B in stockholder value, was capped at target and he received no additional compensation related to the Separation (as described below).

Overview of Aimco’s Pay-for-Performance Philosophy and 2020 Performance Results

Aimco is a pay-for-performance organization. Aimco starts by setting target total compensation near the median of target total compensation for Aimco’s peers as identified on page 23, both as a measure of fairness and also to provide an economic incentive to remain with Aimco. Actual compensation varies from target compensation based on Aimco’s results. Each officer’s annual cash incentive compensation, “short term incentive” or STI, is based in part on Aimco’s performance against corporate, rather than personal, goals. The more senior the officer, the greater the percentage of his or her STI that is based on Aimco’s performance against its corporate goals. Aimco’s longer term compensation, “long term incentive” or LTI, follows a similar tiered structure. Each officer’s LTI is based in part on Aimco’s “total stockholder return” or TSR, relative to its peers, with executive officers having a greater share of their LTI based on relative TSR. In the case of Mr. Considine, his entire LTI award is “at risk” based on Aimco’s relative TSR. LTI is measured and vests over time, typically a period of four years, so that officers bear longer term exposure to the decisions they make.

To reinforce alignment of stockholder and management interests, Aimco also has stock ownership guidelines that require substantial equity holdings by executive officers, as described further on page 37.

Aimco completed the separation of AIR from Aimco, unlocking $1 billion of stockholder value. The total shareholder return (“TSR”) of the combined companies outperformed the six large apartment REITs comprising the Company’s multi-family peer group by more than 1,900 basis points from the announcement of the Separation in September 2020 through December 31, 2020.  On the same combined basis, TSR was the best of the coastal apartment REITs for the past one, two, three, and five years. Coastal apartment REIT peers consisted of Avalon Bay Communities, Inc., Essex Property Trust, Equity Residential, and UDR, Inc., which offer greater comparability in geographic markets and average rent levels.  Multi-family peers included the coastal apartment REIT peers and also included Camden Property Trust and Mid-America Apartment Communities.

Aimco produced solid results across all five areas of strategic focus that provide the foundation for the long-term sustainable profitability we seek for the stockholder capital entrusted to us.

2020 AREAS OF STRATEGIC FOCUS

Operations

Drive rent growth based on high levels of resident retention through superior customer selection and satisfaction, coupled with disciplined innovation resulting in sustained cost control, to maximize NOI margins.

Redevelopment and Development	Create value and maximize earnings potential by the renovation and repositioning of apartment communities through small phase and major redevelopments.

Portfolio Management/Capital Allocation

Maintain an apartment portfolio diversified by geography and price point with a focus on properties with high land value located in submarkets with outsized future growth prospects. Invest in properties where we expect the appreciation of land to create opportunities for profitable redevelopment.

Balance Sheet	Use safe property debt that is low-cost, long-dated, amortizing, and non-recourse, limiting entity and refunding risk while maintaining asset flexibility.

Team

Focus intentionally on a collaborative and productive culture based on respect for others and personal responsibility, reinforced by a preference for promotion from within based on talent development and succession planning to produce a strong, stable team that is the enduring foundation of Aimco’s success.

Highlights for 2020 in the Company’s five areas of strategic focus included the following:

➣10 YEAR REVENUE CAGR: 3.45% ➣10 YEAR COE CAGR: -0.05% Reflects the combined results of Aimco and AIR

COVID-19 RESPONSE:

✓Supported residents sheltering in place and met the needs of those who reported positive for infection by COVID-19

✓Redeployed construction supervisors to support property service teams

✓Redeployed dozens of office workers to join shared service center team to hold thousands of structured conversations with residents, helping each plan his or her personal adjustment to the crisis, including offering financial advice, tips on job searches, help with errands, ideas about how to find a roommate, establishing payment plans where appropriate, and even, in a few difficult cases, providing money for groceries

✓Used previous investment in technology and artificial intelligence to adapt to new conditions of social distancing and sheltering at home

✓As crisis approached, formed cross-functional task force that met daily regarding work redesign and team safety

✓Made commitment that any teammate who felt unsafe at work was free to stay home, with pay and without penalty

✓Paid 100% of costs related to COVID-19 testing and treatment

✓Committed to keep full team intact, without layoffs or pay cuts

✓Increased regular communications and transparency, providing steady flow of written, livestream, and video reports to entire team

✓Provided free use of furnished apartments to health care providers at our apartment communities on the Anschutz Medical Campus; near Boulder Community Health; and near Newark University Hospital

SUPERIOR CUSTOMER SATISFACTION

CSAT Scores
(2016-2020)
5
4.5
4
3.5
3
2.5
2
1.5
1
4.18
4.25
4.25
4.32
4.31
2016
2017
2018
2019
2020

REDEVELOPMENT AND DEVELOPMENT

✓Completed ground-up construction of Eldridge Townhomes in Elmhurst, IL. Completed lease-up of community at rental rates ahead of underwriting.

✓Completed ground-up construction of Parc Mosaic in Boulder, CO. Completed lease-up of community at rental rates consistent with underwriting.

✓Completed construction on the redevelopment of 707 Leahy in Redwood City, CA, and on the ground-up development of The Fremont on the Anschutz Medical Campus in Aurora, CO

✓Construction nearly complete at Prism in Cambridge, MA

✓At the North Tower of Flamingo Point in Miami Beach, FL, the major redevelopment continues with a target to complete construction in 2022

PORTFOLIO MANAGEMENT/ CAPITAL ALLOCATION

✓Acquired for $89.6M Hamilton on the Bay, located in Miami’s Edgewater neighborhood. Includes 271-apartment home community located on waterfront plus adjacent 0.6-acre development site with four apartment homes. Current zoning allows for construction of more than 380 additional apartment homes on the combined sites.

✓Entered into JV agreement with the Donohoe Companies on Upton Place, a $290M, mixed-use development containing 689 apartment homes and approximately 100K SF of retail space in upper-northwest Washington, D.C. Construction began in 4Q 2020 with expected completion in 2024.

✓Made $50M commitment to IQHQ, a privately held life sciences real estate development company

BALANCE SHEET/ LIQUIDITY

✓During 3Q 2020, Aimco sold a 39% interest in a $2.4B portfolio of California properties, enabling a $1B reduction in proportionate financial leverage

✓Post Separation, at year end, Aimco had $299M of cash on hand, including $9M of restricted cash, and had the capacity to borrow up to $150M on our revolving credit facility

HIGHLY ENGAGED TEAM Record 4.42 (out of 5 stars) in 2020	Recognized again in 2020 as a “Top Workplace” in Colorado. One of only six companies to be recognized for each of the past eight years.

Aimco’s success in its five areas of strategic focus has produced superior long-term returns. The following graph compares cumulative total returns for Aimco’s Common Stock, the NAREIT Equity Apartments Index (the “NAREIT Apartment Index”), and the MSCI US REIT Index (the “REIT Index”). The graph assumes the investment of $100 in Aimco’s Common Stock and in each index on December 31, 2015, and that all dividends paid have been reinvested.

	For the fiscal years ended December 31,
Index	2015	2016	2017	2018	2019	2020
Aimco	$100.00	$117.29	$116.50	$121.31	$147.43	$129.62
MSCI US REIT Index(1)	100.00	108.60	114.11	108.89	137.03	126.66
NAREIT Apartment Index(2)	100.00	102.86	106.68	110.63	139.75	118.30

(1)  Morgan Stanley Capital International Inc.

(2)  The National Association of Real Estate Investment Trusts

Aimco and AIR outperformed the NAREIT Apartment Index and the REIT Index over the five-year period ended December 31, 2020, as shown in the following graph in which total stockholder return is presented as an annualized compounded annual growth rate. The Separation created significant value for stockholders. Including the performance of AIR shares distributed to Aimco stockholders, the combined investment outperformed the MSCI US REIT Index by 800 bps and the NAREIT Apartment Index by 1,700 bps on a cumulative basis over the five-year period ended December 31, 2020.

Cummulative Total Shareholder Return (TSR) for the
5-Year Period ended December 31, 2020
40.0%
30.0%
20.0%
10.0%
0.0%
35.4%
26.7%
18.3%
AIV + AIRC
MSCI US REIT Index
NAREIT Apartment Index

Summary of Executive Compensation Program and Governance Practices

Below we summarize certain executive compensation program and governance practices, including practices we have implemented to drive performance and practices we avoid because we believe they would not serve our stockholders’ long-term interests.

What Aimco Does

Pays for performance. A significant portion of executive pay is not guaranteed, but rather is at risk and tied to key financial and value creation metrics that are set in advance and disclosed to stockholders. All of the incentive compensation (both STI and LTI) for Mr. Considine is subject to the achievement of various performance objectives. For the other NEOs, all STI compensation, and two-thirds of target LTI compensation (other than with respect to the CAO, who was promoted to an executive officer position in December 2020), is subject to the achievement of various performance objectives.

Balances short-term and long-term incentives. The incentive programs provide a balance of annual and longer-term incentives, with LTI compensation vesting over multiple years comprising a substantial percentage of target total compensation.

Uses multiple performance metrics. These mitigate the risk of the undue influence of a single metric by utilizing multiple performance measures. Such measures differ for STI and LTI.
Caps award payouts. Amounts or shares that can be earned under the STI plan and LTI plan are capped.
Uses market-based approach for determining NEO target pay. Target total compensation for NEOs is set near the median for peer comparators. The Committee reviews the peer comparator group annually.

Maintains stock ownership guidelines and holding periods after vesting until ownership guidelines are met. Aimco has the following minimum stock ownership requirements:  CEO – five times base salary; and other executive officers – three times base salary.

Includes double-trigger change in control provisions. Equity awards include “double trigger” provisions requiring both a change in control and a subsequent termination of employment (other than for cause) for accelerated vesting to occur.

Uses an independent compensation consulting firm. The Committee engages an independent compensation consulting firm that specializes in the real estate industry.

Maintains a claw back policy. In the event of a financial restatement resulting from misconduct by an executive, the claw back policy allows the Company to recoup incentive compensation paid to the executive based on the misstated financial information. The policy covers all forms of bonus, incentive and equity compensation.

Conducts a risk assessment. The Committee annually conducts a compensation risk assessment to determine whether the compensation policies and practices, or components thereof, create risks that are reasonably likely to have a material adverse effect on the Company.

Acts through an independent Compensation Committee. The Committee consists entirely of independent directors.

What Aimco Does Not Do
Guarantee salary increases, bonuses or equity grants. The Company does not guarantee annual salary increases or bonuses. The Company makes no guaranteed commitments to grant equity-based awards.
Provide excise tax gross-up payments. The Company will not enter into contractual arrangements that include excise tax gross-up payments.

Reprice options. The Company has never repriced the per-share exercise price of any outstanding stock options. Repricing of stock options is not permitted under the Company’s Second Amended and Restated 2015 Stock Award and Incentive Plan (the “2015 Plan”) without first obtaining approval from the stockholders of the Company.

Pay dividends or dividend equivalents on unearned performance shares. Performance share award agreements provide for the payment of dividends only if and after the shares are earned. Dividends, if any, accrue during the performance period and are paid once shares are earned.

Provide more than minimal personal benefits. The Company does not provide executives with more than minimal perquisites, such as reserved parking spaces.

What We Pay and Why: Components of Executive Compensation

Total compensation for Aimco’s NEOs is comprised of the following components:

Compensation Component	Form	Purpose
Base Salary	Cash	Provide a salary that is competitive with market.
STI	Cash	Reward executive for achieving short-term business objectives.
LTI	Restricted stock, Long-Term Incentive Plan (“LTIP”) units, and/or stock options, subject to performance and/or time vesting, typically over four years.	Align executive’s compensation with stockholder objectives, and provide an incentive to take a longer-term view of Aimco’s performance.

LTI compensation directly ties the interests of executives to the interests of our stockholders, and comprises a substantial proportion of compensation for Aimco NEOs, as follows:

CEO[1] 2020 Target Pay Mix	Other NEOs 2020 Target Pay Mix

[1]	Represents 2020 target compensation for Mr. Considine, who held the position of CEO until the Separation on December 15, 2020.

CEO Pay Overview

The Committee determines the compensation for the CEO. In setting Mr. Considine’s target total compensation for 2020, the Committee considered, among other things, the peer group compensation data as discussed below and Mr. Considine’s expertise and experience. The Committee devised a compensation plan for Mr. Considine that resulted in approximately 10% base salary, 27% based on Aimco’s performance against its 2020 corporate goals, and 63% based on relative TSR, making more of Mr. Considine’s target compensation tied to TSR than is the case for any of his peers. Mr. Considine’s target compensation mix is illustrated as follows:

How the Committee determines the amount of target total compensation for executive officers

In addition to reviewing the performance of, and determining the compensation for, the CEO, the Committee also reviews the decisions made by the CEO as to the compensation of Aimco’s other executive officers. Base salary, target STI, and target LTI are generally set near the median base salary, target STI, and target LTI for peer comparators.

How peer comparators are identified

The Committee considered enterprise Gross Asset Value (“GAV”), as reported by Green Street Advisors, to be an imprecise, but reasonable representation of the complexity of a real estate business and of the responsibilities of its leaders. In addition to GAV, the Committee also reviewed other factors, including gross revenues, number of properties, and number of employees, to determine if these factors provided any additional insight into the work and requirements of its leaders. Based on this analysis, Aimco included as “peers” for 2020 compensation the following 20 real estate companies:

Peer Group
American Campus Communities, Inc.	JBG Smith Properties
American Homes 4 Rent	Kilroy Realty Corp.
Brixmor Property Group, Inc.	Kimco Realty
Camden Property Trust	Liberty Property Trust
Douglas Emmett, Inc.	Macerich Company
Duke Realty Corp.	Omega Healthcare Investors
Equity LifeStyle Properties	Park Hotels & Resorts, Inc.
Extra Space Storage, Inc.	Regency Centers Corp.
Federal Realty Investment Trust	Sun Communities, Inc.
Hudson Pacific Properties, Inc.	Taubman Centers, Inc.

At the time 2020 compensation targets were established, approximately half of these real estate companies had a larger GAV, and approximately half of these real estate companies had a smaller GAV, than did Aimco. Due to changes in GAV for Aimco and its peers during 2019, American Campus Communities, Inc., Hudson Pacific Properties, Inc., JBG Smith Properties, Omega Healthcare Investors, and Park Hotels & Resorts, Inc. were added to the peer group for 2020 in replacement of Alexandria Real Estate Equities, HCP, Inc., Mid-America Apartment Communities, SL Green Realty Corp., and UDR, Inc.

For Mr. Kimmel, whose position as Executive Vice President, Property Operations, does not have a good benchmark outside of the multi-family industry, Aimco used a multi-family peer group for benchmarking his 2020 compensation, consisting of the following six multi-family real estate companies: AvalonBay Communities, Inc., Camden Property Trust, Essex Property Trust, Equity Residential, Mid-America Apartment Communities, Inc., and UDR, Inc.

Risk analysis of Aimco’s compensation programs

The Committee considers risk-related matters when making decisions with respect to executive compensation and has determined that neither Aimco’s executive compensation program nor any of its non-executive compensation programs create risk-taking incentives that are reasonably likely to have a material adverse effect on the organization. Aimco’s compensation programs align management incentives with the long-term interests of the Company.

Aimco’s Compensation Program Discourages Excessive Risk-Taking
Limits on STI. The compensation of executive officers and other teammates is not overly weighted toward STI. Moreover, STI is capped.

Use of LTI. LTI is included in target total compensation and typically vests over a period of four years. The vesting period encourages officers to focus on sustaining Aimco’s long-term performance. Executive officers with more responsibility for strategic and operating decisions have a greater percentage of their target total compensation allocated to LTI. LTI is capped at two times target, or 200%, for the CEO, and 1.67 times target, or 167%, for the other NEOs, excluding the CAO, who was promoted to an executive officer position in December 2020.

Stock ownership guidelines and required holding periods after vesting. Aimco’s stock ownership guidelines require all executive officers to hold a specified amount of Aimco equity. Any executive officer who has not yet satisfied the stock ownership requirements for his or her position must retain LTI after its vesting until stock ownership requirements are met. These policies ensure each executive officer has a substantial amount of personal wealth tied to long-term holdings in Aimco stock.

Shared performance metrics across the organization. A portion of 2020 STI for the NEOs based upon Aimco’s performance against its publicly communicated corporate goals, which are reviewed and approved by the Committee. One hundred percent of Mr. Considine’s STI, and between 50% and 75% of the STI for the other NEOs, is based upon Aimco’s performance against its corporate goals. In addition, having shared performance metrics across the organization reinforces Aimco’s focus on a collegial and collaborative team environment.

LTI based on TSR. One hundred percent of the CEO’s LTI, and a substantial proportion of the LTI for the other NEOs, is based on relative TSR.

Multiple performance metrics. Aimco had six corporate goals for 2020. In addition, through Aimco’s performance management program, Managing Aimco Performance, or MAP, which sets and monitors performance objectives for every team member, each team member had several different individual performance goals that are set at the beginning of the year and approved by management. Each of the NEOs had an average of six individual goals for 2020. Having multiple performance metrics inherently reduces excessive or unnecessary risk-taking, as incentive compensation is spread among a number of metrics rather than concentrated in a few.

Total Compensation for 2020

For 2020, total compensation is the sum of base compensation earned in 2020, STI earned in 2020, and LTI awards granted in 2020.

Base Compensation for 2020

For 2020, Mr. Considine’s base compensation was $700,000, unchanged from the previous three years, and well below the median for CEOs of his experience, expertise, and tenure in Aimco’s peer group. For 2020, base compensation for all other NEOs was set between $362,440 and $450,000, near the median base compensation paid by peer comparators for similar positions.

Short-Term Incentive Compensation for 2020

The Committee determined Mr. Considine’s STI by the extent to which Aimco met six designated corporate goals, which are described below and are referred to as Aimco’s Key Performance Indicators, or KPIs.

For the other NEOs, calculation of STI was determined by two components: Aimco’s performance against the KPI; and each officer’s achievement of his or her individual MAP goals. For example, if an executive’s target STI was $400,000 and weighted 75% on KPIs, then 75% of that amount, or $300,000, varied based on KPI results and 25% of that amount, or $100,000, varied based on MAP results. As actual KPI results were 100% of target in 2020, then the executive would receive 100% of $300,000 ($300,000) for the KPI portion of his STI, and if MAP results were 100%, such hypothetical executive would receive 100% of the $100,000, for a total STI payment of $400,000.

Aimco’s original 2020 KPIs reflected Aimco’s five areas of strategic focus, as set forth below. Specifically, Aimco’s KPIs consisted of the following six corporate goals that were reviewed with, and approved by, the Committee, each weighted as described.

These goals aligned executive officers with the publicly communicated, long-term goals of the Company without encouraging them to take unnecessary and excessive risks. Threshold performance paid out at 50%; target performance paid out at 100%; and maximum performance paid out at 200%.

For some goals, where performance was between threshold and target or between target and maximum, the amount of the payout was interpolated. As described in detail below, the Committee applied discretion in replacing two goals (Same Store NOI and AFFO Per Share) rendered moot by the COVID-19 pandemic with a goal related to the Company’s response to the COVID-19 pandemic.

The following is a tabular presentation of the performance criteria and results for 2020, explained in detail in the paragraphs that follow:

Performance Measures	Goal Weighting	Threshold 50%	Target 100%	Maximum 200%	Actual	Payout
Operations	35%
2020 Same Store NOI Achievement	35%	3%<Budget	Budget	3%>Budget	>3%< Budget	00.00%
					Property Operations Subtotal:	0.00%
Redevelopment and Portfolio Management/Capital Allocation	10%
Redevelopment Investment and Returns, and Transactions That Improve Aimco’s Portfolio Quality	10%	—	Based on, for redevelopment, estimated value creation for the project, and completion of projects on time and on budget and rental rates compared to underwriting, and for transactions, Free Cash Flow internal rates of return.	—	Completed construction and lease-ups of Eldridge Townhomes in Elmhurst, IL, and Parc Mosaic in Boulder, CO. Achieved rental rates in line with or ahead of underwriting. Completed construction of 707 Leahy in Redwood City, CA, and The Fremont in Aurora, CO. On track with Prism in Cambridge, MA, and the North Tower of Flamingo Point in Miami, FL. Acquired for $89.6M Hamilton on the Bay in Miami, FL, and entered into JV agreement on Upton Place, a $290M mixed-use development in Washington, D.C.	17.25%
Redevelopment and Portfolio Management Subtotal:						17.25%
Balance Sheet	10%
Balance Sheet Activities Adding Financial Flexibility	10%	—	Based on balance sheet activities that add financial flexibility.	—	In 3Q 2020, sold a 39% interest in a $2.4B portfolio of California properties, enabling a $1B reduction in financial leverage. Post Separation, at year end: Aimco had $299M of cash on hand, including $9M of restricted cash, and had the capability to borrow up to $150M under its revolving credit facility.	20.00%
					Balance Sheet Subtotal:	20.00%
Team	10%
Team Member Engagement Scores	5%	4.00	4.20	4.75	4.42	7.00%
On-Site Team Engagement, Retention and Efficiency	5%	—	Based on on-site team engagement scores, team member retention ratios, and efficiency gains.	—	On-site team member engagement for 2020 was a record 4.5 out of 5. Reduced on-site voluntary turnover by 19% and on-site overall turnover by 10%. Made further efficiency gains.	8.00%
					Team and Culture Subtotal:	15.00%
Financial Results	35%
AFFO Per Share	35%	$2.30	$2.40	$2.50	< $2.30	00.00%
					Financial Results Subtotal:	00.00%
Total Before Replacement Goal	100%					52.25%
COVID-19 Response (replacing Operations Performance and Financial Performance goals)	70%	—	Qualitative	—		70.00%
Replacement Goal Subtotal:						70.00%
Total After Replacement Goal						122.25%
Subtraction of “Above Target” Performance						-22.25%
Grand Total						100.00%

For all numeric goals, the target performance metrics were Aimco’s 2020 budget goals. The Company has a rigorous budgeting process that includes an evaluation of prior performance, market data, and peer performance. The Company’s budget strategy is to set ambitious, achievable goals. The Company’s 2020 budget and KPI goals were finalized in January 2020, prior to the onset of the COVID-19 pandemic, which rendered two of the Company’s KPI goals moot, as described below. As a result, the Committee determined to apply discretion to replace the two goals with a goal related to the Company’s response to the pandemic.  As described in detail below, Aimco ensured that its business remained open throughout the pandemic, with teammates across the country providing the Company’s residents safety, a refuge from the virus, good neighbors, respectful treatment for all, and a helping hand to those in need.

An explanation of the objective of each goal and performance levels and payouts for each goal is set forth below.

Same Store NOI Achievement (35% of KPI). The primary objective of this goal was to fulfill the Company’s strategic objective of driving rent growth based on high levels of resident retention, through superior customer selection and satisfaction, coupled with disciplined innovation resulting in sustained cost control, to maximize NOI margins. For 2020, the range for the Same Store NOI achievement goal was as follows: “Threshold” equated to achievement of three percent unfavorable to 2020 budgeted Same Store NOI; “Target” equated to achievement of 2020 budgeted Same Store NOI; and “Maximum” equated to three percent favorable to 2020 budgeted Same Store NOI. The Company’s Same Store NOI for 2020 was more than 3% unfavorable to budgeted Same Store NOI. This resulted in a payout on the Same Store NOI achievement goal of 0.00% for each of the NEOs. The COVID-19 pandemic, which arose after 2020 KPI goals were finalized in January 2020, rendered the Same Store NOI goal essentially moot, given the lockdowns that started in March 2020, increased lease terminations due to economic stress, and onerous regulations across the country and particularly in the City of Los Angeles, which made difficult rent collections and addressing non-payment. The Committee determined to replace the Same Store NOI goal and the AFFO goal, also rendered moot due to the pandemic, with a goal related to the Company’s response to the COVID-19 pandemic.  An explanation of the replacement goal, and the Company’s performance against the replacement goal, is set forth below.

Redevelopment Investment and Returns, and Transactions That Improve Aimco’s Portfolio Quality (10% of KPI). The primary objective of this goal was to fulfill Company’s strategic objectives for redevelopment and portfolio management/capital allocation, two of the Company’s five areas of strategic focus described above. Large and/or complex redevelopment and development projects provided increased weighting toward the total goal weighting of 10%, with smaller scale projects provided lower weighting toward the total goal weighting. Achievement for each project was determined with reference to the 2020 budgeted investment and scope for the project, and was based on the extent to which the project work was completed on time and within budget, as well as whether expected returns on investment were achieved. In 2020, the Company completed ground-up construction of Eldridge Townhomes in Elmhurst, IL, and completed the lease-up of the community at rental rates ahead of underwriting. The Company completed ground-up construction of Parc Mosaic in Boulder, CO, and completed the lease-up of the community at rental rates consistent with underwriting. Additionally, the Company completed construction on the redevelopment of 707 Leahy in Redwood City, CA, and on the ground-up development of The Fremont on the Anschutz Medical Campus in Aurora, CO. Construction was on track and nearly complete at Prism in Cambridge, MA, and at the North Tower of Flamingo Point in Miami Beach, FL, the major redevelopment continued with a target to complete construction in 2022. The Company acquired for $89.6M Hamilton on the Bay, located in Miami’s Edgewater neighborhood. The community includes a 271-apartment home community located on the waterfront plus an adjacent 0.6-acre development site with four apartment homes. Current zoning allows for the construction of more than 380 additional apartment homes on the combined sites. The Company entered into a joint venture agreement with the Donohoe Companies on Upton Place, a $290M, mixed-use development containing 689 apartment homes and approximately 100,000 square feet of retail space in upper-northwest Washington, D.C. Construction began in the fourth quarter with expected completion in 2024.  The Company also made a $50M commitment to IQHQ, a privately held life sciences real estate development company. These outcomes resulted in a payout on this goal of 17.25% for each of the NEOs.

Leverage Ratios and Other Balance Sheet Activities Adding Financial Flexibility (10% of KPI). The primary objective of this goal was to fulfill the Company’s strategic objective of using safe property debt that is low-cost, long-dated, amortizing, and non-recourse, limiting entity and refunding risk while maintaining asset flexibility. Achievement was based on balance sheet activities that added financial flexibility. During the third quarter, the Company sold a 39% interest in a $2.4B portfolio of California properties, enabling a $1B reduction in financial leverage, significantly improving the Company’s strong and flexible balance sheet. Post Separation, at year end, Aimco had $299M of cash on hand, including $9M of restricted cash, and had the capacity to borrow up to $150M under its revolving credit facility. This resulted in a payout on the balance sheet goal of 20.00% for each of the NEOs.

Team Member Engagement Scores (5% of KPI). The primary objective of this goal was to fulfill Aimco’s strategic objective of producing a strong, stable team that is the enduring foundation of Aimco success. Every team member is surveyed via a third-party, confidential survey on his or her annual anniversary of employment. The team member engagement score consists of the average of the responses to the questions that comprise the engagement index, on a scale of 1 to 5, for all teammates who complete the survey during the year. For 2020 compensation, the range for team member engagement scores was as follows: “Threshold” equated to 4.00; “Target” equated to 4.20; and “Maximum” equated to 4.75. For 2020, Aimco’s team member engagement score was a record 4.42, resulting in a payout of 7.00% for each of the NEOs.

On-Site Team Engagement, Retention, and Efficiency (5% of KPI). The primary objective of this goal was to maintain a highly engaged, stable workforce at our communities, enhanced by innovations in efficiency, all of which further the Company’s strategic objective of maximizing NOI margins. Achievement was based on on-site team engagement scores, team member retention ratios, and efficiency gains. The Company’s on-site team member engagement score was a record 4.5 out of 5. The Company reduced on-site voluntary turnover by 19% and on-site overall turnover by 10%, each as compared to 2019. This resulted in a payout on the on-site engagement, retention, and efficiency goal of 8.00% for each of the NEOs.

AFFO Per Share (35% of KPI). The primary objective of the Adjusted Funds from Operations (“AFFO”) goal was to increase the Company’s current period financial result. For 2020 compensation, the range for the AFFO goal was set as follows: “Threshold” equated to $2.30 per share; “Target” equated to $2.40 per share; and “Maximum” equated to $2.50 per share. The Company’s AFFO was less than $2.30 per share. This resulted in a payout on the AFFO per share goal of 0.00% for each of the NEOs. The COVID-19 pandemic, which arose after 2020 KPI goals were finalized in January 2020, rendered the AFFO goal moot for the reasons described above in the Same Store NOI description, as NOI is the primary driver of AFFO.  The  Committee determined to replace the AFFO goal and the Same Store NOI goal, also rendered moot due to the pandemic, with a goal related to the Company’s response to the COVID-19 pandemic.  An explanation of the replacement goal, and the Company’s performance against the replacement goal, is set forth below.

Replacement Goal: COVID-19 Response.  The Company designed its business with difficult economic times in mind. The Company’s intentional design around its five areas of strategic focus enabled the Company to take immediate action to serve its teammates, its residents, and local communities in response to the crisis.

As the crisis approached, the Company made the health and safety of teammates its priority.  The Company: (i) formed a cross-functional task force of approximately a dozen individuals who met daily to re-design how work would be done on site and to keep the team safe while continuing to lease apartments and fulfill service requests; (ii) made it clear, and consistent with company policies providing flexibility, that any teammate who felt unsafe at work because of the virus was free to stay home, with pay and without penalty; (iii) undertook to pay all costs related to COVID-19 testing and treatment; (iv) committed to keep the employee team intact, without layoffs or pay cuts; and (v) committed to continued, and increased, regular communications and transparency, providing a steady flow of written, livestream, and video reports to the entire team.

Customer focus led the Company to make its properties safer by increasing cleaning and disinfecting, reducing opportunities for infection, and limiting in-person interactions with neighbors and site teams.  The Company: searched out ways to support those sheltering in place and to meet the needs of those who reported positive for infection by COVID-19; redeployed construction supervisors whose work had been paused to support property service teams, and redeployed dozens of the Company’s office workers to join the Company’s shared service center team to hold thousands of structured conversations with residents, helping each plan his or her personal adjustment to the crisis, including offering financial advice, tips on job searches, help with errands, ideas about how to find a roommate, establishing payment plans where appropriate, and even, in a few difficult cases, providing money for groceries; and used its previous investment in technology and artificial intelligence to adapt to the new conditions of social distancing and sheltering at home.

Additionally, mindful of the sacrifice of healthcare providers who worked long hours and felt unable to go home without risking infection of their families, and as part of the Aimco Cares Good Neighbor program, the Company provided free use of furnished apartments at its 21 Fitzsimons community on the Anschutz Medical Campus, its Parc Mosaic community near Boulder Community Health, and its River Club community near Newark University Hospital.

The Company’s Board was fully informed and fully engaged, including two candidates for the Board who were elected in late April 2020.  During March and April 2020, the Company delivered five management reports, made numerous calls, asked individual directors for specific assistance, and held four virtual board meetings.

Knowing the importance of financial liquidity and building on $650M of cash and committed credit at the start of 2020, the Company drew down $300M on its bank lines, reduced expected 2020 capital spending by $150M, or almost one-half, and undertook to increase available credit by another $720M: a $350M bank term loan and approximately $370M in proceeds from property loans.

As objective measures of the Company’s response to the pandemic, the Company’s resident satisfaction score, based on 57,000 surveys, was a 4.31 out of 5, within one basis point of its highest score on record.  The Company’s team engagement scores shattered previous records: team engagement for site teams was 4.5 out of 5, breaking the previous year’s all-time record of 4.45, and overall team engagement was 4.42 out of 5, above the prior year’s 4.2 and also a new company record.

During the course of the year, the Committee continued to evaluate whether and how to adjust the goals set out at the beginning of the year and ultimately determined that it would wait until full year performance was known to evaluate performance against the original goals as well as the necessary business priorities that arose given the COVID-19 pandemic. Taking all of this into account, the Committee determined that Aimco’s response to the COVID-19 pandemic should replace the NOI and AFFO goals.

Although the Company achieved outperformance on each of the other 2020 goals, the Committee capped overall KPI performance at target, or 100%. Accordingly, each executive officer was awarded 100% of the portion of his or her target STI attributable to KPI.

The Committee considered a number of factors in applying discretion to replace the Same Store NOI and AFFO goals with a goal consisting of the Company’s response to the COVID-19 pandemic, and in capping overall KPI performance at target. The Committee considered the Company’s strong record of pay and performance alignment, as demonstrated by the Company’s 98% or higher “FOR” Say on Pay vote for the past five consecutive years.  The Committee considered the Company’s regular engagement with stockholders holding at least two-thirds of its outstanding shares, the broad support received by stockholders with regard to the Company’s compensation plans, and the refinements the Company has made to its compensation and other programs over the years as a result of those discussions.  The Committee also considered the Company’s discussions with stockholders in 2020 regarding how to approach evaluation of STI goals rendered moot by the pandemic. The manner in which the Committee applied discretion with respect to 2020 STI goals is consistent with these discussions.

Various of the key financial indicators we use in managing our business and in evaluating our financial condition and operating performance are non-GAAP measures. Key non-GAAP measures we use are defined, described and, where appropriate, reconciled to the most comparable financial measures computed in accordance with GAAP under the Non-GAAP Measures heading within Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2020.

Long-Term Incentive Compensation Awards for 2020

Under the 2020 LTI program for executive officers, five forms of LTI were granted to NEOs on January 28, 2020, as follows: (1) performance-based long-term incentive units in our operating partnership (“LTIP Units”), which were granted to Mr. Considine, representing 100% of his 2020 LTI award, and to Ms. Stanfield, representing two-thirds of her 2020 LTI awards; (2) performance-based restricted stock, which was granted to Messrs. Powell, Beldin, and Kimmel and Ms. Cohn, representing two-thirds of the 2020 LTI awards for Messrs. Powell and Kimmel, approximately 50% of the 2020 LTI awards for Mr. Beldin, and approximately 53% of the 2020 LTI awards for Ms. Cohn; (3) performance-based stock options, which were granted to Mr. Beldin and Ms. Cohn, representing approximately 17% of Mr. Beldin’s 2020 LTI awards and approximately 13% of Ms. Cohn’s LTI awards; (4) time-based LTIP Units, which were granted to Ms. Stanfield, representing one-third of her 2020 LTI awards, with 25% of the award vesting on each anniversary of the grant date; and (5) time-based restricted stock, which was granted to Messrs. Powell, Beldin, and Kimmel and Ms. Cohn, representing one-third of their 2020 LTI awards, with 25% of the awards vesting on each anniversary of the grant date. Aimco refers to the performance-based LTIP Units, the performance-based restricted stock, and the performance-based stock options as “performance-based LTI awards,” because the number of such LTIP Units and the amount of restricted stock and stock options that vest, if any, is determined based on Aimco’s relative TSR performance during a forward looking, three-year performance period, as described in detail below. Ms. Johnson’s 2020 LTI was granted in January 2021 according to the backward looking LTI plan for officers below the executive officer level, which is the plan that applied to Ms. Johnson prior to her promotion to CAO in December 2020.  Ms. Johnson’s 2020 LTI is discussed further below.

2020 CEO LTI Equity Mix	2020 Other NEOs[2] LTI Equity Mix

Performance-Based,
Based Entirely on Relative TSR
100%
Time-Based
0%

2 Excludes Ms. Johnson, who was promoted to an executive officer position in December 2020.

The amount of performance-based LTI awards granted in 2020 that may vest are determined in accordance with the following TSR performance metrics:

Metric and Performance Level (1) (relative performance stated as basis points above or below index performance)(2)
	Threshold	Target	Maximum
Relative to NAREIT Apartment Index	-250 bps	+50 bps	+400 bps
Relative to MSCI US REIT Index	-350 bps	+50 bps	+500 bps

(1)	The relative metrics above reflect the metrics used for the awards made in 2020 for the three-year forward looking performance period ending on December 31, 2022.
(2)	If absolute TSR for the three-year forward looking performance period is negative, any portion of the LTI award achieved above target will not vest until absolute TSR is once again positive.

Such metrics apply to the LTIP Units granted to Mr. Considine, all of which are performance based, the performance-based LTIP Units granted to Ms. Stanfield, the performance-based restricted stock granted to Messrs. Powell, Beldin, and Kimmel and Ms. Cohn, and the performance-based stock options granted to Mr. Beldin and Ms. Cohn. The Committee set threshold performance to pay out at 50%; target performance to pay out at 100%; and maximum performance to pay out at 200%. Performance below threshold will result in no payout. If performance is between threshold and target or between target and maximum, the amount of the payout will be interpolated. Performance-based LTI awards vest 50% following the end of the three-year performance period (based on attainment of TSR targets), and 50% one year later, for a four-year plan from start to finish, illustrated below, subject to the grantee’s continued service to Aimco, and subject to a delay if absolute TSR for the three-year forward looking performance period is negative.

Post Separation, the Committee determined that the remaining performance periods of the 2019 and 2020 Aimco performance-based awards would be determined using the combined total stockholder return of Aimco and AIR.

Mr. Considine’s and Ms. Stanfield’s LTIP Units are intended to constitute profits interests within the meaning of the Code. As described above, the number of Mr. Considine’s LTIP Units granted in 2020 that may vest, and the number of Ms. Stanfield’s performance-based LTIP Units granted in 2020 that may vest, is determined based on Aimco’s relative TSR performance over the course of a forward looking, three year-performance period, with 50% of such number of LTIP Units generally vesting at the later of the time performance is determined or the third anniversary of the grant date and 50% vesting on the fourth anniversary of the grant date. With respect to 100% of the LTIP Units granted to Mr. Considine, all of which are performance based, and 25% of the performance-based LTIP Units granted to Ms. Stanfield, Mr. Considine and Ms. Stanfield were granted the ability to participate in the appreciation of value of Aimco that took place after these LTIP Units were granted, subject to their vesting. For the purpose of calculating the number of shares subject to these LTIP Units, the target dollar amount was divided by $8.50, which price was calculated by a third party financial firm with particular expertise in the valuation of such LTIP Units. The LTIP Units have a conversion price of $53.26, which was the closing price of Aimco’s stock on the grant date and equal to the fair market value of Aimco’s Common Stock on the grant date. With respect to 75% of Ms. Stanfield’s performance-based LTIP Units, which are full-value awards, the dollar amount was divided by $53.53 per share, which was the average of the closing trading prices of Aimco’s Common Stock on the five trading days up to and including the grant date. The five-day average was used to mute the effect of any single day spikes or declines. Additional details regarding the structure of LTIP Units can be found in the Amended and Restated Agreement of Limited Partnership of Aimco OP L.P., effective as of December 14, 2020, the Form of Performance Vesting LTIP Unit Agreement, and the Form of Performance Vesting LTIP II Unit Agreement, all of which are incorporated by reference into Aimco’s Annual Report on Form 10-K for the year ended December 31, 2020, as Exhibits 10.1, 10.13, and 10.15, respectively.

For the purpose of calculating the number of shares of performance-based restricted stock to be granted to each of Messrs. Powell, Beldin, and Kimmel and Ms. Cohn, the dollar amount allocated to restricted stock was divided by $53.53 per share, which was the average of the closing trading prices of Aimco’s Common Stock on the five trading days up to and including the grant date. The five-day average was used to mute the effect of any single day spikes or declines. The share award agreements to which the performance-based restricted shares were granted do not provide for the payment of dividends until the shares are earned. Dividends accrue during the performance period. For the purpose of calculating the number of shares subject to the performance-based stock options to be granted, the dollars allocated to stock options were divided by $8.15, which price was calculated by a third party financial firm with particular expertise in the valuation of options. The stock options as granted had an exercise price of $53.26, which was the closing price of Aimco’s stock on the grant date and equal to the fair market value of Aimco’s Common Stock on the grant date.

As provided in the Employee Matters Agreement between Aimco and AIR, at the Separation each outstanding time or performance-vesting Aimco equity award was converted into awards of both shares of Aimco Common Stock and shares of AIR Common Stock. The number of shares of Aimco Common Stock and AIR Common Stock subject to each converted award (and the applicable exercise price with respect to converted stock option awards) was determined in a manner intended to preserve the aggregate value of the original Aimco equity award as measured immediately before the Separation. A similar adjustment was provided for with respect to LTIPs.

Ms. Johnson’s 2020 LTI was granted on January 27, 2021, according to the backward looking LTI plan that governs LTI awards for officers below the executive officer level, and was the plan that applied to Ms. Johnson prior to her promotion to CAO in December 2020. Under the plan that governs LTI awards for officers below the executive officer level, at the start of 2020, Mr. Considine determined that LTI for 2020 would be based in part on TSR. Specifically, 50% of the LTI target would be awarded for the purpose of attracting and retaining key talent integral to the success of Aimco. The remaining fifty percent of the LTI target would be awarded based on TSR, with half (25% of the total LTI target) based on Aimco’s one-year TSR as compared to the REIT Index, and half (another 25% of the total LTI target) based on Aimco’s three-year TSR as compared to the REIT Index.  Aimco TSR at greater than 110% of the REIT Index would result in a 125% payout of the LTI target attributable to TSR, and Aimco TSR at less than 90% of the REIT Index would result in a 75% payout of the LTI target attributable to TSR.  Aimco TSR between 90% and 110% of the REIT Index would result in 100% payout of the LTI target attributable to TSR. Aimco’s one-year TSR was between 90% and 110% of the REIT Index, resulting in a payout of 100% of the portion of the LTI target attributable to one-year TSR, and Aimco’s three-year TSR was greater than 110% of the REIT Index, resulting in a payout of 125% of the portion of the LTI target attributable to three-year TSR.  Accordingly, Ms. Johnson was awarded 106.25% of her target LTI (i.e., 50% of the LTI target was for the purpose of retention and paid at 100%; 25% of the LTI target was paid at 100% based on relative performance on one-year TSR; and 25% of the LTI target was paid at 125% based on relative performance on three-year TSR; and the net effect of these three components resulted in an overall award of 106.25% of target LTI).

NEO Compensation for 2020

CEO Compensation. The Committee determined Mr. Considine’s STI for 2020 would be based entirely on Aimco’s performance against corporate goals, described above. The Committee calculated Mr. Considine’s STI by multiplying his STI target of $1.8 million by 100%, which was the Committee’s payout determination having reviewed Aimco’s overall performance against corporate goals, as described in detail above. The Committee granted Mr. Considine’s LTI in the form of LTIP Units on January 28, 2020, for the three-year performance period from January 1, 2020, through December 31, 2022; the LTI grant is entirely at risk, based on relative returns over the performance period. Mr. Considine’s 2020 target compensation and incentive compensation is summarized as follows:

		Target Total Incentive		2020 Incentive Compensation
		Compensation		STI	LTI
Target Total Compensation ($)	Paid Base ($)	STI ($)	LTI ($)	($) (1)	Time-Based Equity ($)	Performance-Based 'Equity – Profits Interest LTIP Units ($) (2)
6,800,000	700,000	1,800,000	4,300,000	1,800,000	—	4,300,000

(1)	Amount shown reflects the amount of 2020 STI paid to Mr. Considine.
(2)

Amount shown reflects a 100% payout that would result from achieving “target” performance. Actual payout may range from 0% to 200% of this amount depending on performance results over the forward looking, three-year performance period ending December 31, 2022. The number of LTIP Units that are earned, if any, will vest with respect to 50% following the end of the three-year performance period and 50% one year later, for a four-year vesting period.

Other NEO Compensation. For Messrs. Powell, Beldin, and Kimmel and Mses. Stanfield and Cohn, an allocation of the target STI was made as follows: 75% of the target STI was calculated based on Aimco’s performance against KPI and 25% of the target STI was calculated based on each executive’s achievement of his or her individual MAP goals.  Ms. Johnson’s target STI was allocated 50% to KPI and 50% to achievement of her individual MAP goals. As described above, Aimco’s KPI performance was 100.00%. Accordingly, each was awarded 100.00% of the portion of his or her STI attributable to KPI (i.e., 75% of the target STI amount shown below for Messrs. Powell, Beldin, and Kimmel and Mses. Stanfield and Cohn, and 50% of the target STI amount shown below for Ms. Johnson).

In determining the MAP achievement component of 2020 STI, Mr. Considine determined that: Mr. Powell’s MAP achievement would be paid at 150% of target for his leadership over redevelopment activities and acquisitions in 2020; Ms. Stanfield’s MAP achievement would be paid at 200% of target for her contributions to finance, capital allocation, and tax, including the closing of a joint venture transaction in 2020; Ms. Johnson’s MAP achievement would be paid at 125% of target for her leadership over human resources, facilities, and communications, and specifically for her leadership in connection with the Company’s response to the COVID-19 pandemic; Beldin’s MAP achievement would be paid at 100% of target for his contributions to finance and accounting and to Aimco’s balance sheet; Ms. Cohn’s MAP achievement would be paid at 200% for her leadership over legal matters, insurance, risk management, property dispositions, and asset quality and service, and specifically for her leadership in connection with the Company’s response to the COVID-19 pandemic; and Mr. Kimmel’s MAP achievement would be paid at 100% for his contributions to Aimco’s operating results, particularly in the wake of the COVD-19 pandemic. The Committee reviewed Mr. Considine’s determinations with respect to Mr. Powell and Mses. Stanfield and Johnson, and the AIR Compensation and Human Resources Committee reviewed Mr. Considine’s determinations with respect to Messrs. Beldin and Kimmel and Ms. Cohn. As described above, LTI for the NEOs other than Ms. Johnson was granted on January 28, 2020, in the form of LTIP Units, restricted stock, and/or stock options. As described above, Ms. Johnson’s LTI for 2020 was granted in January 2021. Target compensation and incentive compensation for 2020 for the other NEOs is summarized as follows:

			Target Total		2020 Incentive Compensation ($)
			Incentive
			Compensation		STI	LTI
	Target Total Compensation ($)	Paid Base ($)	STI ($)	LTI ($)	($) (1)	Time-Based LTI ($) (2)	Performance- Based Equity - Stock ($) (3)	Performance-Based Equity - LTIP Units ($) (3)	Performance-Based Equity - Stock Options ($) (3)
Mr. Powell	1,300,000	450,000	350,000	500,000	393,750	166,667	333,333	—	—
Ms. Stanfield	1,200,000	425,000	350,000	425,000	437,500	141,667	—	283,333	—
Ms. Johnson	842,920	362,440	240,240	240,240	270,270	255,255	—	—	—
Mr. Beldin	1,070,000	450,000	250,000	370,000	250,000	123,333	185,000	—	61,667
Ms. Cohn	2,100,000	450,000	550,000	1,100,000	687,500	366,667	586,666	—	146,667
Mr. Kimmel	1,700,000	450,000	500,000	750,000	500,000	250,000	500,000	—	—

(1)	Amounts shown reflect the 2020 STI paid to each of Messrs. Powell, Beldin, and Kimmel and Mses. Stanfield, Johnson, and Cohn.
(2)

For Messrs. Powell, Beldin, and Kimmel and Mses. Stanfield and Cohn, comprises one-third of the LTI target, vesting ratably over four years, and is for the purpose of attracting and retaining key talent integral to the success of Aimco. For Ms. Johnson, comprises actual 2020 LTI as described in detail above, vesting ratably over four years.  For Messrs. Powell, Beldin, and Kimmel and Ms. Cohn, time-based LTI was in the form of restricted stock.  For Ms. Stanfield, time-based LTI was in the form of LTIP Units, and for Ms. Johnson, time-based LTI was in the form of deferred cash.

(3)

Amounts shown reflect a 100% payout of the performance-based shares resulting from achieving “target” performance. Actual payouts will be in a range of 0% to 200% of these amounts, depending on performance results for the three-year performance period from January 1, 2020, through December 31, 2022.

Determination Regarding 2018 Performance Share Awards. As part of the 2018 LTI program, the Company granted performance-share awards that might be earned based on relative TSR as compared to the NAREIT Apartment Index (60% weighting) and the REIT Index (40% weighting) over a three-year performance period ending on December 31, 2020, with awards vesting 50% following the end of the three-year performance period (based on attainment of TSR targets) and 50% one year later, for a four-year plan from start to finish. On January 27, 2021, the Committee determined that Aimco’s three-year TSR (combined with AIR’s TSR for the period from December 15, 2020, through December 31, 2020) was 330 basis points higher than the NAREIT Apartment Index and 300 basis points higher than the REIT Index for the three-year performance period ending on December 31, 2020, resulting in the number of shares being earned at 170% of target for Messrs. Considine, Powell, Beldin, and Kimmel and Ms. Cohn (Mses. Stanfield and Johnson did not hold executive officer positions at the time the awards were made in 2018 and, accordingly, did not receive grants under the 2018 LTI program).

The chart below summarizes the results for the 2018, 2017, and 2016 performance share awards, and provides performance as of December 31, 2020, for the “in progress” 2020 and 2019 and performance share awards.

Long Term Incentive Plan Award Status
Three-Year Performance Period	2016	2017	2018	2019	2020	2021	2022	Status	CEO % Payout(1)	Other NEOs(2)
2020 – 2022					33% Completed			Tracking Between Target and Maximum	144%(3)	129%(3)
2019 – 2021				67% Completed				Tracking Between Threshold and Target	82%(3)	88%(3)
2018 – 2020			100% Completed					Payout Achieved Between Target and Maximum	170%	147%
2017 – 2019		100% Completed						Payout Achieved Between Threshold and Target	72%	81%
2016 – 2018	100% Completed							Maximum Payout Achieved	200%(4)	167%(4)

(1)100% of the LTI award for Mr. Considine is performance-based, or at risk, based entirely on relative TSR.

(2)Two-thirds of the LTI awards for the other NEOs are performance-based, or at risk, based on relative TSR, and the remaining one-third of the LTI awards are for the purpose of retention, or time-based. Payouts shown include the time-based portion of the awards.

(3)Amounts reflect performance of “in progress” awards as of December 31, 2020, and for the period from December 15, 2020, through December 31, 2020, include the sum of Aimco and AIR TSR for purposes of the Company’s TSR performance.

(4)Aimco’s relative TSR result for 2016 LTI was 406%, exceeding the plan’s maximum performance level of 200%. Thus, the LTI payout for the CEO, whose LTI is based entirely on relative TSR, was capped at 200%, and the LTI payout for the other NEOs, incorporating the one-third portion of the award that is time-based, was capped at 167%.

Other Compensation

From time to time, Aimco determines to provide executive officers with additional compensation in the form of discretionary cash or equity awards.

Mr. Considine awarded discretionary cash awards to the following executive officers for their significant contributions in connection with the Separation: Mr. Powell — $175,000; Ms. Stanfield — $350,000; Ms. Johnson — $250,000; Mr. Beldin — $250,000; Ms. Cohn — $550,000; and Mr. Kimmel — $125,000.  Mr. Considine determined the amounts with reference to each individual’s STI target amount, meaning that each award would not be more than the executive officer’s STI target amount. These awards were in addition to, and not in lieu of, other compensation.

The Committee recognized Mr. Considine’s tremendous leadership in conceiving, structuring, guiding, and executing the Separation. The Committee evaluated whether and what type of additional compensation to award Mr. Considine to recognize his work.  After consideration, Mr. Considine proposed that he forego any financial compensation tied directly to the value creation of the Separation in order to make clear that the purpose – and result – of the Separation was its creation of stockholder value. The Committee agreed, and accepted this proposal.

On April 15, 2021, Aimco awarded each of Mr. Powell and Mses. Stanfield and Johnson restricted stock awards as follows:  Mr. Powell — 371,901 shares, with an approximate fair market value at the grant date of $2.36 million; Ms. Stanfield — 247,934 shares, with an approximate fair market value at the grant date of $1.57 million; and Ms. Johnson — 175,984 shares, with an approximate fair market value at the grant date of $1.12 million.  These grants, which vest 50% at the end of four years from the date of grant and 50% at the end of five years from the date of grant, were provided in connection with the executive officers’ new positions following the Separation, for the purpose of retention, and to align the long-term interests of the executive officers with those of the Company’s stockholders.

Post-Employment Compensation and Employment and Severance Arrangements

401(k) Plan

Aimco provides a 401(k) plan that is offered to all Aimco teammates. In 2020, Aimco matched 25% of participant contributions to the extent of the first 4% of the participant’s eligible compensation. For 2020, the maximum match by Aimco was $2,850, which was the amount that Aimco matched for each of Messrs. Considine, Powell, Beldin, and Kimmel, and Mses. Stanfield, Johnson, and Cohn’s 2020 401(k) contributions. Aimco did not provide an additional discretionary match in 2021 because Aimco did not achieve greater than 105% performance of its 2020 corporate goals. Aimco’s prior year discretionary match to all teammates, reflecting Aimco’s achievement of greater than 125% performance of its 2019 corporate goals, was $1,200.

Other than the 401(k) plan, Aimco does not provide post-employment benefits. Aimco does not maintain a defined benefit pension plan, a supplemental executive retirement plan, or any other similar arrangements.

Executive Employment Arrangements

2017 Employment Agreement. On December 21, 2017, Aimco Properties, L.P., the operating partnership in AIR’s structure following the Separation (the “AIR Operating Partnership”), entered into an employment agreement with Mr. Considine (the “2017 Employment Agreement”). The Committee at the time evaluated the terms of the 2017 Employment Agreement in comparison to those of the CEOs of Aimco’s peers and other comparable companies. The 2017 Employment Agreement was for a two-year term. On December 19, 2019, the Committee extended the term of the 2017 Employment Agreement for an additional two years, from January 1, 2020, through December 31, 2021. The remaining terms and conditions of the 2017 Employment Agreement remained unchanged. On December 15, 2020, Mr. Considine and the AIR Operating Partnership amended the 2017 Employment Agreement to provide that references to the “Company” in the 2017 Employment Agreement would be to AIR (rather than Aimco) following the Separation.

The 2017 Employment Agreement provides for a base salary of $700,000, subject to future increase. Mr. Considine also continues to be eligible to participate in the Company’s performance-based incentive compensation plan with a target annual short-term incentive award opportunity of not less than $1.4 million (the “Target STI”), and a target long-term incentive award opportunity of not less than $4.025 million, both subject to future increase.

Pursuant to the 2017 Employment Agreement, upon termination of Mr. Considine’s employment by Aimco without cause, by Mr. Considine for good reason, or upon a termination for reason of disability, Mr. Considine is generally entitled to: (a) a lump sum cash payment equal to the sum of (i) three times the sum of his base salary at the time of termination, and (ii) the Target STI; (b) any short-term incentive bonus earned but unpaid for a prior fiscal year (the “Prior Year STI”); (c) a pro-rata portion of the short-term incentive bonus he would have earned for the year in which the termination occurs, based on the actual achievement of the applicable performance targets (the “Pro Rata STI”); and (d) immediate and full acceleration of any outstanding unvested equity awards, with all outstanding stock options (including options previously vested) remaining exercisable until the expiration of the applicable option term. In the event of Mr. Considine’s retirement, Mr. Considine will be entitled to: (a) the Prior Year STI; (b) the Pro Rata STI; and (c) accelerated vesting of outstanding and unvested equity awards, if any, that vest solely on a time basis and continued vesting of all outstanding unvested equity awards that vest based on the achievement of performance targets according to actual achievement of the applicable performance targets. If Mr. Considine’s employment is terminated due to his death, Mr. Considine’s estate will receive payment of any earned but unpaid base salary and vested accrued benefits, the Prior Year STI, and the Pro Rata STI, and all outstanding equity awards will become immediately and fully vested and be treated in accordance with the terms of the applicable award agreement.

Under the 2017 Employment Agreement, Mr. Considine is not entitled to any additional or special payments upon the occurrence of a change in control.

In the event payments to Mr. Considine are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the payments will be either (a) delivered in full, or (b) delivered as to such lesser extent that would result in no portion of such payments being subject to the excise tax, whichever results in the receipt by Mr. Considine of the greater amount on an after-tax basis.

The 2017 Employment Agreement also contains customary confidentiality provisions, a limited mutual non-disparagement provision, and non-competition, non-solicitation and no-hire provisions.

In addition, as part of the Separation, Aimco and AIR entered into the Employee Matters Agreement, which provides that Mr. Considine will continue to serve Aimco with specific responsibilities during 2021 and 2022 to support the establishment and growth of the Aimco business, reporting directly to the Aimco Board.

None of Messrs. Powell, Beldin, or Kimmel or Mses. Stanfield, Johnson, or Cohn has an employment agreement.

Executive Severance Arrangements

Aimco has an executive severance policy that provides that Aimco shall seek stockholder approval or ratification of any future severance agreement for any senior executive officer that provides for benefits, such as lump-sum or future periodic cash payments or new equity awards, in an amount in excess of 2.99 times such executive officer’s base salary and bonus. Compensation and benefits earned through the termination date, the value of vesting or payment of any equity awards outstanding prior to the termination date, pro rata vesting of any other long-term awards, or benefits provided under plans, programs or arrangements that are applicable to one or more groups of employees in addition to senior executives are not subject to the policy. It has been Aimco’s longstanding practice not to provide excessive severance arrangements.

Executive Severance Policy. On February 22, 2018, the Committee adopted the Apartment Investment and Management Company Executive Severance Policy (the “Executive Severance Policy”). The Executive Severance Policy supersedes and replaces any employment agreement or other plan, policy or practice involving the payment of severance benefits to participants under the Executive Severance Policy. On April 28, 2021, the Committee amended the Executive Severance Policy to include severance provisions for the Chief Executive Officer and in accordance with recommendations provided by the Committee’s compensation consultant to bring the policy in line with market.  Prior to the Separation, severance provisions for the CEO were set forth in a separate employment agreement. The Company’s CEO and Executive Vice Presidents, as determined on the records of the Company and any other entities through which the operations of the Company are conducted, are eligible to participate in the Executive Severance Policy. Each of Mr. Powell and Mses. Stanfield and Johnson are participants under the Executive Severance Policy. Messrs. Beldin and Kimmel and Ms. Cohn were participants under the Executive Severance Policy until the Separation. Mr. Considine was not a participant under the Executive Severance Policy. None of Messrs. Powell, Considine, Beldin, or Kimmel or Mses. Stanfield, Johnson, or Cohn received severance or any other payments or benefits in connection with the Separation.

The Executive Severance Policy provides that if the Company terminates a participant’s employment without “Cause,” or if the participant terminates his or her employment for “Good Reason” (each as defined in the Executive Severance Policy), then the participant will be eligible to receive the following benefits:

•

with respect to the CEO, a lump sum payment equal to two times the sum of (i) the annual base salary for the calendar year of the date of termination, and (ii) the target annual bonus for the calendar year of the date of termination;

•

with respect to the other executive officers, a lump sum payment equal to the sum of (i) the annual base salary for the calendar year of the date of termination, and (ii) the target annual bonus for the calendar year of the date of termination; and

•	with respect to each participant, 18 months of continued health benefits coverage at the Company’s expense.

The vesting and exercise of any equity awards held by a participant on the date of termination will be determined in accordance with the applicable incentive plan and award agreement.

Pursuant to the terms of the Executive Severance Policy, if the Company terminates a participant’s employment without Cause, or if the participant terminates his or her employment for Good Reason, in either case, within the period commencing six months prior to and ending 24 months following a “Change in Control” (as defined in the Executive Severance Policy), then in lieu of the severance benefits described above the participant will be eligible to receive the following benefits:

•

with respect to the CEO, a lump sum payment equal to three times the sum of (i) the annual base salary for the calendar year of the date of termination, and (ii) the target annual bonus for the calendar year of the date of termination;

•

with respect to the other executive officers, a lump sum payment equal to two times the sum of (i) the annual base salary for the calendar year of the date of termination, and (ii) the target annual bonus for the calendar year of the date of termination;

•	with respect to each participant, 24 months of continued health benefits coverage at the Company’s expense; and
•	100% accelerated vesting of any unvested equity awards then-held by the participant.

The Executive Severance Policy provides that if the employment of the participant is terminated by reason of the participant’s death or disability, then the participant will be eligible to receive a pro-rated bonus for the year of termination. In addition, the vesting and exercise of any equity awards held by the participant at the time of his or her death or disability will be determined in accordance with the applicable incentive plan and award agreement.

In the event that any payment or benefit payable to a participant under the Executive Severance Policy would result in the imposition of excise taxes under the “golden parachute” provisions of Section 280G of the Internal Revenue Code, then such payments and benefits will either be made and/or provided in full or will be reduced such that the excise tax under Section 280G is not applicable, whichever is least economically disadvantageous to the participant. The Executive Severance Policy does not provide for any excise tax or other tax “gross-up” payment.

All severance payments and benefits under the Executive Severance Policy are subject to applicable withholding obligations, the participant’s execution and non-revocation of a release of claims, and compliance with certain non-competition, non-disclosure and non-solicitation covenants set forth in a restrictive covenant agreement that is appropriate for the participant’s position.

The Executive Severance Policy will remain in effect, subject to amendment, until terminated by the Board. The Board may terminate or amend the Executive Severance Policy at any time, so long as at least 90 days’ prior notice is provided to any participant if the termination or amendment of the Executive Severance Policy would materially or adversely affect the rights of the participant.

Non-Competition and Non-Solicitation Agreements

Effective in January 2002 for Mr. Considine, and in connection with their employment and/or promotions by Aimco for Messrs. Powell, Beldin, and Kimmel and Mses. Stanfield, Johnson, and Cohn, Aimco entered into certain non-competition and non-solicitation agreements with each executive. Mr. Considine’s 2002 non-competition and non-solicitation agreement was replaced by his 2008 and 2017 Employment Agreements. Pursuant to these agreements, each of these NEOs agreed that during the term of his or her employment with the Company and for a period of two years following the termination of his or her employment, except in circumstances where there was a change in control of the Company, he or she would not (i) be employed by a competitor of the Company named on a schedule to the agreement, (ii) solicit other employees to leave the Company’s employment, or (iii) solicit customers of Aimco to terminate their relationship with the Company. The agreements further required that the NEOs protect Aimco’s trade secrets and confidential information. For Messrs. Powell, Beldin, and Kimmel and Mses. Stanfield, Johnson, and Cohn, the agreements provide that in order to enforce the above-noted non-competition condition following the executive’s termination of employment by the Company without cause, each such executive will receive, for a period not to extend beyond the earlier of 24 months following such termination or the date of acceptance of employment with a non-competitor, (i) non-compete payments in an amount, if any, to be determined by the Company in its sole discretion and (ii) a monthly payment equal to two-thirds of such executive’s monthly base salary at the time of termination. For purposes of these agreements, “cause” is defined to mean, among other things, the executive’s (i) breach of the agreement, (ii) failure to perform required employment services, (iii) misappropriation of Company funds or property, (iv) conviction, plea of guilty, or plea of no contest to a crime involving fraud or moral turpitude, or (v) negligence, fraud, breach of fiduciary duty, misconduct or violation of law.

Equity Award Agreements

Double Trigger Vesting Upon Change in Control. The award agreements pursuant to which restricted stock, LTIP Unit and/or stock option awards have been granted to Messrs. Considine, Powell, Beldin, and Kimmel and Mses. Stanfield, Johnson, and Cohn, as applicable, provide that if (i) a change in control occurs and (ii) the executive’s employment with the Company is terminated either by the Company without cause or by the executive for good reason, in either case, within 12 months following the change in control, then (a) for time-based options or restricted stock, all outstanding shares of restricted stock or unvested stock options shall become immediately and fully vested and exercisable, and all vested options will remain exercisable for the remainder of the term of the option, and (b) for performance-based options, restricted stock and/or LTIP Unit awards, shares, unvested options and/or units will vest based on the higher of actual or target performance through the truncated performance period ending on the date of the change in control, and all vested options will remain exercisable for the remainder of the term of the option.

Accelerated Vesting Upon Termination of Employment Due to Death or Disability. Pursuant to the 2017 Employment Agreement, as set forth above, if Mr. Considine’s employment is terminated due to his death or disability, and all outstanding equity awards will become immediately and fully vested and be treated in accordance with the terms of the applicable award agreement. The award agreements pursuant to which restricted stock, LTIP Unit, or stock option awards have been granted to Messrs. Considine, Powell, Beldin, and Kimmel and Mses. Stanfield, Johnson, and Cohn, as applicable, provide that upon a termination of employment due to death or disability, then (a) for time-based restricted stock, LTIP Units, or stock options, all outstanding shares of restricted stock, LTIP Units, and/or unvested stock options shall become immediately and fully vested and exercisable, and all vested options will remain exercisable for the remainder of the term of the option, and (b) for performance-based restricted stock, LTIP Unit, or stock option awards, all shares, units, and/or unvested options will vest based on the higher of actual or target performance through the date of termination, and all vested options will remain exercisable for the remainder of the term of the option.

Other Benefits; Perquisite Philosophy

Aimco’s executive officer benefit programs are substantially the same as for all other eligible officers and employees. Aimco does not provide executives with more than minimal perquisites, such as reserved parking places.

Stock Ownership Guidelines and Required Holding Periods After Vesting

Aimco believes that it is in the best interest of Aimco’s stockholders for Aimco’s executive officers to own Aimco stock. Every year, the Committee and CEO review Aimco’s stock ownership guidelines, each executive officer’s holdings in light of the stock ownership guidelines, and each executive officer’s accumulated realized and unrealized stock option and restricted stock gains. The Committee updated the stock ownership guidelines in April 2021.

Equity ownership guidelines for all executive officers are determined as a multiple of the executive’s base salary. The Committee and management have established the following stock ownership guidelines for Aimco’s executive officers:

Officer Position	Ownership Target
Chief Executive Officer	5x base salary
Other Executive Vice Presidents	3x base salary

Any executive officer who has not satisfied the stock ownership guidelines must, until the stock ownership guidelines are satisfied, hold 50% of any restricted stock that vests, after deduction of restricted stock sold for payment of income taxes related to the vesting for at least three years from the date of vesting, and hold shares equal to 50% of (i) the value realized upon option exercises less (ii) related income taxes for at least three years from the date of exercise.

Each of Mr. Powell and Mses. Stanfield and Johnson exceeded the ownership targets established in Aimco’s stock ownership guidelines as of April 29, 2021.

Role of Outside Consultants

The Committee has the authority under its charter to engage the services of outside advisors, experts and others to assist the Committee. In 2020, the Committee engaged FPL Associates, L.P. (“FPL”) to review Aimco’s executive compensation plan.  FPL did not provide other services to Aimco. The Committee assessed the independence of FPL pursuant to SEC rules and concluded that FPL is independent.

Base Salary, Incentive Compensation, and Equity Grant Practices

Base salary adjustments typically take effect on January 1. The Committee (for the CEO) and the CEO, in consultation with the Committee (for the other executive officers), determine incentive compensation in late January or early February. STI is typically paid in February or March. LTI is granted on a date determined by the Committee, typically in late January or early February.

Aimco grants equity in three scenarios: in connection with its annual incentive compensation, program as discussed above; in connection with certain new-hire or promotion packages; and for purposes of retention.

With respect to LTI, the Committee sets the grant date for the restricted stock, LTIP Unit, and stock option grants. The Committee typically sets grant dates at the time of its final compensation determination, generally in late January or early February. Due to the Separation and the additional time taken to create a new executive compensation plan for post-Separation Aimco, the Committee granted 2021 LTI in late April 2021. The date of determination and date of award are not selected based on share price. In the case of new-hire packages that include equity awards, grants are made on the employee’s start date or on a date designated in advance based on the passage of a specific number of days after the employee’s start date. For non-executive officers, as provided for in the 2015 Plan, the Committee has delegated the authority to make equity awards, up to certain limits, to the Chief Financial Officer (Ms. Stanfield) and/or Corporate Secretary (Ms. Johnson). The Committee and Ms. Stanfield and Ms. Johnson time grants without regard to the share price or the timing of the release of material non-public information and do not time grants for the purpose of affecting the value of executive compensation.

2021 Compensation Targets

Based on comparison to compensation paid to CEOs at Aimco’s peers, the Committee set Mr. Powell’s target total compensation (base compensation, STI and LTI) for 2021 at $1.8 million. Mr. Powell, in consultation with and approval from the Committee, set target total compensation (base compensation, STI and LTI) for 2021 for the other NEOs as follows: Ms. Stanfield — $1.2 million; and Ms. Johnson — $0.85 million. Aimco performance will determine the amounts paid for 2021 STI and the portion of LTI awards that vest, and such amounts may be less than, or in excess of, these target amounts. STI will be paid in cash. The LTI was granted on April 28, 2021, and was in the form of restricted stock or stock options.

Accounting Treatment and Tax Deductibility of Executive Compensation

The Committee generally considers the accounting treatment and tax implications of the compensation awarded or paid to our executives. Grants of equity compensation awards under our long-term incentive program are accounted for under FASB ASC Topic 718. Section 162(m) of the Internal Revenue Code was amended on December 22, 2017, by the Tax Cuts and Jobs Act (the “Tax Act”). Under the Tax Act, Section 162(m) applies to each employee who serves as the Company’s principal executive officer or principal financial officer during the taxable year, each other employee of the Company who is among the three most highly compensated officers during such taxable year, and any other employee who was a covered employee of the Company for any preceding taxable year beginning after December 31, 2016. The Tax Act also eliminated the performance-based compensation exception with respect to tax years beginning after December 31, 2017, but includes a transition rule with respect to compensation that is provided pursuant to a written binding contract in effect on November 2, 2017, and not materially modified after that date. The Company has awarded, and will continue to award, compensation as it considers appropriate that does not qualify for deductibility under Section 162(m).

COMPENSATION AND HUMAN RESOURCES COMMITTEE REPORT TO STOCKHOLDERS

Prior to the Separation, the Compensation and Human Resources Committee (which was comprised of the pre-Separation independent directors) held five meetings during the year ended December 31, 2020. The post-Separation Compensation and Human Resources Committee has reviewed and discussed the Compensation Discussion & Analysis with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation and Human Resources Committee, the Compensation and Human Resources Committee has recommended to the Board that the Compensation Discussion & Analysis be included in this filing.

Date: April 28, 2021

QUINCY L. ALLEN

PATRICIA L. GIBSON

JAY PAUL LEUPP

ROBERT A. MILLER

DEBORAH SMITH

MICHAEL A. STEIN

R. DARY STONE

KIRK A. SYKES (CHAIRMAN)

The above report will not be deemed to be incorporated by reference into any filing by Aimco under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Aimco specifically incorporates the same by reference.

SUMMARY COMPENSATION TABLE

The table below summarizes the compensation for the years 2020, 2019, and 2018 attributable to each of the NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)		Option Awards ($) (2)		Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Wesley W. Powell —
President and Chief Executive Officer	2020	450,000	175,000	(5)	501,417	(6)	—		630,437	2,850	1,759,704

H. Lynn Stanfield —
Executive Vice President and Chief Financial Officer	2020	425,000	350,000	(5)	423,975	(7)	—		616,642	2,850	1,818,467

Jennifer B. Johnson —
Executive Vice President, Chief Administrative Officer and General Counsel	2020	362,440	250,000	(5)	—		—		482,179	2,850	1,097,469

Terry Considine —
Former Chairman of the Board of Directors, President and Chief Executive Officer (8)	2020	700,000	—		4,300,006	(9)	—		1,800,000	2,850	6,802,856
	2019	700,000	—		4,275,005		—		2,326,450	4,000	7,305,455
	2018	700,000	—		4,011,053		—		2,058,600	3,750	6,773,403

Paul L. Beldin —
Former Executive Vice President and Chief Financial Officer (8)	2020	450,000	250,000	(5)	309,027	(10)	61,671	(10)	250,000	2,850	1,323,548
	2019	450,000	—		410,214		—		311,763	4,000	1,175,977
	2018	450,000	—		744,437		—		575,685	3,750	1,773,872

Lisa R. Cohn —
Former Executive Vice President, General Counsel and Secretary (8)	2020	450,000	550,000	(5)	955,356	(11)	146,667	(11)	687,500	2,850	2,792,373
	2019	450,000	—		1,219,532		—		685,878	4,000	2,359,410
	2018	450,000	—		1,042,179		—		670,900	3,750	2,166,829

Keith M. Kimmel —
Former Executive Vice President of Property Operations (8)	2020	450,000	125,000	(5)	752,070	(12)	—		500,000	2,850	1,829,920
	2019	450,000	—		803,764		—		593,746	4,000	1,851,510
	2018	450,000	—		719,605		—		456,398	3,750	1,629,753

(1)

This column represents the aggregate grant date fair value of stock awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column for 2020, refer to the Share-Based Compensation footnote to Aimco’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020.

The amounts shown in this column for 2020 include the grant date fair value of the performance-based restricted stock awards or performance-based LTIP Unit awards, as applicable, granted in 2020 based on the probable outcome of the performance condition to which such awards are subject, which was calculated by a third-party consultant using a Monte Carlo valuation model in accordance with FASB ASC Topic 718. Based on the foregoing, the grant date fair value is $8.50 per LTIP Unit as to Mr. Considine’s performance-based LTI award, $8.50 per LTIP Unit as to 25% of Ms. Stanfield’s performance-based LTI award and $53.44 per LTIP Unit as to approximately 75% of Ms. Stanfield’s performance-based LTI award, and $53.88 per share for the performance-based restricted stock awards granted to each of Messrs. Powell, Beldin, and Kimmel, and Ms. Cohn that are based on relative TSR performance. The grant date fair value of the performance-based LTIP Unit awards, assuming achievement at the maximum level of performance, is $8,600,011 for Mr. Considine and $565,992 for Ms. Stanfield. The grant date fair value of the performance-based restricted stock awards, assuming achievement at the maximum level of performance, is $671,129 for Mr. Powell, $372,526 for Mr. Beldin, $1,181,050 for Ms. Cohn, and $1,006,586 for Mr. Kimmel.

(2)

This column represents the aggregate grant date fair value of the option awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column for 2020, refer to the Share-Based Compensation footnote to Aimco’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020.

The amounts shown in this column for 2020 include the grant date fair value of the performance-based stock options granted in 2020 based on the probable outcome of the performance condition to which such option is subject, which was calculated by a third-party consultant using a Monte Carlo valuation model. Based on the foregoing, the grant date fair value is $8.15 per underlying share of the options. The grant date fair value of the options, assuming achievement at the maximum level of performance, is $123,342 for Mr. Beldin, and $293,335 for Ms. Cohn.

(3)

For 2020, the amounts shown for Messrs. Considine, Beldin, and Kimmel and Ms. Cohn represent the 2020 STI amounts that were paid on February 23, 2021. For Mr. Powell, the amount shown equals the sum of $393,750, representing the STI bonus that was paid to him on February 23, 2021, and $236,687, representing a payout in 2020 pursuant to prior year long-term cash grants.  For Ms. Stanfield, the amount shown equals the sum of $437,500, representing the STI bonus that was paid to her on February 23, 2021, and $179,142, representing a payout in 2020 pursuant to prior year long-term cash grants.  For Ms. Johnson, the amount shown equals the sum of $270,270, representing the STI bonus that was paid to her on February 23, 2021, and $211,909 representing a payout in 2020 pursuant to prior year long-term cash grants.

(4)	Includes discretionary matching contributions under Aimco’s 401(k) plan.

(5)

Mr. Considine awarded a discretionary cash award to each of Messrs. Powell, Beldin, and Kimmel and Mses. Stanfield, Johnson, and Cohn for their significant contributions in connection with the Separation.

(6)

Equity awards for Mr. Powell in 2020 include a 2020 LTI award consisting of the following: (i) 3,114 shares of time-based restricted stock, vesting 25% on each anniversary of the grant date; and (ii) 6,228 shares of performance-based restricted stock for the forward looking, three-year performance period from January 1, 2020, through December 31, 2022, with the number of shares earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later.

(7)

Equity awards for Ms. Stanfield in 2020 include a 2020 LTI award consisting of the following:  (i) 2,647 shares of time-based LTIP Units, vesting 25% on each anniversary of the grant date; and (ii) 12,304 performance-based LTIP Units for the forward looking, three-year performance period from January 1, 2020, through December 31, 2022, with the number of units earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later.

(8)

Effective December 15, 2020, in connection with the Separation, Messrs. Considine, Beldin, and Kimmel and Ms. Cohn became executives of AIR and ceased to be executives of Aimco. Amounts shown in the table reflect full-year 2020 compensation for these executive officers (i.e., amounts are not prorated as of the Separation).

(9)

Equity awards for Mr. Considine in 2020 include a 2020 LTI award consisting of 505,883 performance-based LTIP Units for the forward looking, three-year performance period from January 1, 2020, through December 31, 2022, with the number of units earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later.

(10)

Equity awards for Mr. Beldin in 2020 include a 2020 LTI award consisting of the following: (i) 2,305 shares of time-based restricted stock, vesting 25% on each anniversary of the grant date; and (ii) 3,457 shares of performance-based restricted stock and a performance-based non-qualified stock option to purchase 7,567 shares, in each case, for the forward looking, three-year performance period from January 1, 2020, through December 31, 2022, with the number of shares or option shares earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later.

(11)

Equity awards for Ms. Cohn in 2020 include a 2020 LTI award consisting of the following: (i) 6,850 shares of time-based restricted stock, vesting 25% on each anniversary of the grant date; (ii) 10,960 shares of performance-based restricted stock and a performance-based non-qualified stock option to purchase 17,996 shares, in each case, for the forward looking, three-year performance period from January 1, 2020, through December 31, 2022, with the number of shares or option shares earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later.

(12)

Stock awards for Mr. Kimmel in 2020 include a 2020 LTI award consisting of the following: (i) 4,671 shares of time-based restricted stock, vesting 25% on each anniversary of the grant date; (ii) 9,341 shares of performance-based restricted stock for the forward looking, three-year performance period from January 1, 2020, through December 31, 2022, with the number of shares earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later.

GRANTS OF PLAN-BASED AWARDS IN 2020

The following table provides details regarding plan-based awards granted to the NEOs during the year ended December 31, 2020.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of	All other Option Awards Number of Securities Underlying Options (4)			Exercise or Base Price of	Grant Date Fair Value of Stock and
								Stock or				Option	Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#) (3)	Threshold (#)	Target (#)	Maximum (#)	Awards ($/Sh)	Awards ($) (5)
Wesley W. Powell	1/28/2020	175,000	350,000	700,000
	1/28/2020							3,114					165,852
	1/28/2020				3,114	6,228	12,456						335,565

H. Lynn Stanfield	1/28/2020	175,000	350,000	700,000
	1/28/2020							2,647					140,979
	1/28/2020				1,985	3,970	7,940						212,157
	1/28/2020				4,167	8,334	16,668						70,839

Jennifer B. Johnson	1/28/2020	60,060	240,240	390,390

Terry Considine	1/28/2020	900,000	1,800,000	3,600,000
	1/28/2020				252,942	505,883	1,011,766						4,300,006

Paul L. Beldin	1/28/2020	125,000	250,000	500,000
	1/28/2020							2,305					122,764
	1/28/2020				1,729	3,457	6,914						186,263
	1/28/2020								3,784	7,567	15,134	53.26	61,671

Lisa R. Cohn	1/28/2020	275,000	550,000	1,100,000
	1/28/2020							6,850					364,831
	1/28/2020				5,480	10,960	21,920						590,525
	1/28/2020								8,998	17,996	35,992	53.26	146,667

Keith M. Kimmel	1/28/2020	250,000	500,000	1,000,000
	1/28/2020							4,671					248,777
	1/28/2020				4,671	9,341	18,682						503,293

(1)

On January 28, 2020, the Committee made determinations of target total incentive compensation for 2020 based on achievement of Aimco’s six corporate goals for 2020, and achievement of specific individual objectives. Target total incentive compensation amounts were as follows:  Mr. Powell — $850,000; Ms. Stanfield — $775,000; Ms. Johnson — $480,480; Mr. Considine — $6.1 million; Mr. Beldin — $620,000; Ms. Cohn — $1.65 million; and Mr. Kimmel — $1.25 million. The awards in this column indicate the 2020 STI portion of these target total incentive amounts — at threshold, target, and maximum performance levels. The actual 2020 STI awards earned by each of Messrs. Powell, Considine, Beldin, and Kimmel, and Mses. Stanfield, Johnson, and Cohn are as disclosed in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.” See the discussion above under “CD&A — Total Compensation for 2020 — Short-Term Incentive Compensation for 2020.”

(2)

For each of Messrs. Powell, Considine, Beldin, and Kimmel, and Mses. Stanfield and Cohn, the amounts in this column include the number of shares underlying performance-based LTIP Units (in the case of Mr. Considine and Ms. Stanfield) or performance-based restricted stock (in the case of Messrs. Powell, Beldin, and Kimmel and Ms. Cohn) granted on January 28, 2020, pursuant to their 2020 LTI award that may be earned – at threshold, target and maximum performance levels – based on relative TSR (60% of each award is based on the Company’s TSR relative to the NAREIT Apartment Index and 40% of each award is based on the Company’s TSR relative to the REIT Index) over a three-year period from January 1, 2020, to December 31, 2022, with the number of units or shares earned, if any, vesting 50% on the later of the third anniversary of the grant date or the date on which performance is determined (but no later than March 15, 2023), and 50% on the fourth anniversary of the grant date. For the portion of the performance period that occurs post-Separation, relative TSR will be determined by using the combined TSR of Aimco and AIR.

(3)

The amounts in this column reflect the number of shares of time-based restricted stock (in the case of Messrs. Powell, Beldin, and Kimmel and Ms. Cohn) or time-based LTIP Units (in the case of Ms. Stanfield) granted pursuant to the 2020 LTI award, vesting 25% on each anniversary of the grant date. The number of shares of restricted stock or LTIP Units was determined based on the average of the closing trading prices of Aimco’s Common Stock on the NYSE on the five trading days up to and including the grant date, or $53.53.

(4)

The amounts in this column reflect the number of performance-based non-qualified stock options granted pursuant to the 2020 LTI award that may vest — at threshold, target and maximum performance levels — based on relative TSR (60% of each award is based on the Company’s TSR relative to the NAREIT Apartment Index and 40% of each award is based on the Company’s TSR relative to the REIT Index) over a three-year period from January 1, 2020 to December 31, 2022, with the number of underlying shares earned, if any, vesting 50% on the later of the third anniversary of the grant date or the date on which performance is measured (but no later than March 15, 2023) and 50% on the fourth anniversary of the grant date. For the portion of the performance period that occurs post-Separation, relative TSR will be determined by using the combined TSR of Aimco and AIR.

(5)

This column represents the aggregate grant date fair value of equity awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column, refer to the Share-Based Compensation footnote to Aimco’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020.

The amounts shown in this column include the grant date fair value of the performance-based restricted stock awards or LTIP Unit awards, as applicable, based on the probable outcome of the performance condition to which such awards are subject, which was calculated by a third-party consultant using a Monte Carlo valuation model in accordance with FASB ASC Topic 718. Based on the foregoing, the grant date fair value is $8.50 per LTIP Unit as to Mr. Considine’s performance-based LTI award, $8.50 per LTIP Unit as to 25% of Ms. Stanfield’s performance-based LTI award and $53.44 per LTIP Unit as to approximately 75% of Ms. Stanfield’s performance-based LTI award, and $53.88 per share for the performance-based restricted stock awards granted to each of Messrs. Powell, Beldin, and Kimmel, and Ms. Cohn that are based on relative TSR performance. The grant date fair value of the performance-based LTIP Unit awards, assuming achievement at the maximum level of performance, is $8,600,011 for Mr. Considine and $565,992 for Ms. Stanfield. The grant date fair value of the performance-based restricted stock awards, assuming achievement at the maximum level of performance, is $671,129 for Mr. Powell, $372,526 for Mr. Beldin, $1,181,050 for Ms. Cohn, and $1,006,586 for Mr. Kimmel.

The amounts shown in this column include the grant date fair value of the performance-based stock options based on the probable outcome of the performance condition to which such option is subject, which was calculated by a third-party consultant using a Monte Carlo valuation model. Based on the foregoing, the grant date fair value is $8.15 per underlying share of the options. The grant date fair value of the options, assuming achievement at the maximum level of performance, is $123,342 for Mr. Beldin, and $293,335 for Ms. Cohn.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2020

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2020, for the NEOs. The table also shows unvested and unearned stock awards assuming a market value of $5.28 per share (the closing market price of the Company’s Common Stock on the New York Stock Exchange on December 31, 2020).

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Wesley W. Powell												12,456	(2)	65,768
												5,535	(3)	29,225
									3,114	(4)	16,442
									2,077	(5)	10,967
									1,298	(6)	6,853
									3,738	(7)	19,737
									5,467	(8)	28,866

H. Lynn Stanfield												7,940	(9)	41,923
												16,668	(10)	—	(10)
												5,189	(11)	27,398
									2,647	(12)	13,976
									1,946	(13)	10,275
									9,518	(14)	50,255

Jennifer B. Johnson									—		—	—		—

Terry Considine	63,609	(15)	63,608	(15)			5.07	1/31/2027				1,011,766	(10)	—	(10)
	384,809	(16)					4.45	1/26/2026				355,362	(17)	—	(17)
	238,530	(18)					4.49	2/12/2025	413,231	(19)	235,542
									82,014	(20)	433,034
									16,377	(21)	86,471

Paul L. Beldin					15,134	(22)	6.12	1/28/2030				6,914	(2)	36,506
	1,580	(23)	1,580	(23)			5.07	1/31/2027				5,120	(3)	27,034
	15,845	(24)	2,264	(24)			4.45	1/26/2026	2,305	(4)	12,170
									1,921	(5)	10,143
									5,989	(25)	31,622
									8,623	(7)	45,529
									4,241	(26)	22,392
									3,663	(27)	19,341
									2,660	(28)	14,045
									2,062	(29)	10,887
									1,789	(30)	9,446

Lisa R. Cohn					35,992	(22)	6.12	1/28/2030				21,920	(2)	115,738
												15,221	(3)	80,367
									6,850	(4)	36,168
									5,711	(5)	30,154
									4,192	(6)	22,134
									12,073	(7)	63,745
									1,885	(31)	9,953
									5,428	(32)	28,660

Keith M. Kimmel	14,588	(16)					6.12	1/26/2026				18,682	(2)	98,641
												10,032	(3)	52,969
									4,671	(4)	24,663
									3,764	(5)	19,874
									2,895	(6)	15,286
									8,336	(7)	44,014
									1,367	(31)	7,218
									3,936	(32)	20,782

(1)

The information on unvested stock shown above has been adjusted, where applicable, to reflect additional shares received as a result of the special dividend paid in February 2019. Effective December 15, 2020, in connection with the Separation, the executive officers received a share or partnership unit of AIR for every share or partnership unit of Aimco, and both stock options and partnership units were adjusted to preserve their pre-Separation value.  The share amounts in this table reflect only the Aimco awards and corresponding values as of December 31, 2020, and, in the case of stock options, the post-Separation exercise price. Amounts reflect the number of shares subject to the award that have not vested multiplied by the market value of $5.28 per share, which was the closing market price of Aimco’s Common Stock on December 31, 2020.

(2)

This performance-based restricted stock award was granted on January 28, 2020 and, subject to relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at maximum.

(3)

This performance-based restricted stock award was granted on January 29, 2019, and, subject to relative TSR metrics, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at target.

(4)

This restricted stock award was granted on January 28, 2020, and vests 25% on each anniversary of the grant date. The following NEOs hold a corresponding number of AIR shares with the following values:  Mr. Powell - $119,609, Mr. Beldin - $88,535, Ms. Cohn- $263,109, and Mr. Kimmel - $179,413.

(5)

This restricted stock award was granted on January 29, 2019, and vests 25% on each anniversary of the grant date. The following NEOs hold a corresponding number of AIR shares with the following values:  Mr. Powell - $79,778, Mr. Beldin - $73,786, Ms. Cohn- $219,360, and Mr. Kimmel - $144,575.

(6)

This restricted stock award was granted on January 30, 2018, and vests 25% on each anniversary of the grant date. The following NEOs hold a corresponding number of AIR shares with the following values:  Mr. Powell - $49,856, Ms. Cohn- $161,015, and Mr. Kimmel - $111,197.

(7)

This performance-based restricted stock award was granted on January 30, 2018. The amount shown in the table represents the portion of the award that was earned based on our relative TSR performance for the roughly three-year performance period from January 1, 2018, through December 11, 2020, of which 50% vested on January 31, 2021, and the remaining 50% will vest on January 31, 2022. The following NEOs hold a corresponding number of AIR shares with the following values:  Mr. Powell - $143,577, Mr. Beldin - $331,209, Ms. Cohn- $463,724, and Mr. Kimmel - $320,186.

(8)

This restricted stock award was granted on September 9, 2016, and vests 25% on each of the following dates:  August 1, 2018, August 1, 2019, August 1, 2020, and August 1, 2021. Mr. Powell holds a corresponding number of AIR shares with a value of $209,987.

(9)

This performance-based LTIP Unit award was granted on January 28, 2020, and, subject to relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at maximum.

(10)

This performance-based LTIP Unit award was granted on January 28, 2020, and, subject to relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at maximum.

(11)

This performance-based LTIP Unit award was granted on January 29, 2019, and, subject to relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at target.

(12)	This LTIP Unit award was granted on January 28, 2020, and vests 25% on each anniversary of the grant date. Ms. Stanfield holds a corresponding number of AIR LTIP Units with a value of $101,671.
(13)	This LTIP Unit award was granted on January 29, 2019, and vests 25% on each anniversary of the grant date. Ms. Stanfield holds a corresponding number of AIR LTIP Units with a value of $74,746.
(14)

This restricted stock award was granted on May 1, 2018, vests 25% on each of the following dates:  August 1, 2019, August 1, 2020, August 1, 2021, and August 1, 2022. Ms. Stanfield holds a corresponding number of AIR LTIP Units with a value of $365,586.

(15)

This option was granted on January 31, 2017. The amount shown in the table represents the portion of the award that was earned based on our relative TSR performance for the three-year performance period from January 1, 2017, through December 31, 2019, of which 50% vested on January 31, 2020, and the remaining 50% vested on January 31, 2021.

(16)

This option was granted on January 26, 2016. The amount shown in the table represents the portion of the award that was earned based on our relative TSR performance for the three-year performance period from January 1, 2016, through December 31, 2018, of which 50% vested on January 26, 2019, and the remaining 50% vested on January 26, 2020.

(17)

This performance-based LTIP Unit award was granted on January 29, 2019, and, subject to relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at target.

(18)	This option was granted on February 12, 2015, and vested 25% on each anniversary of the grant date.
(19)

This performance-based LTIP Unit award was granted on January 30, 2018. The amount shown in the table represents the portion of the award that was earned based on our relative TSR performance for the three-year performance period from January 1, 2018, through December 31, 2020, of which 50% vested on January 30, 2021, and the remaining 50% will vest on January 30, 2022, as described in the CD&A. Mr. Considine holds a corresponding number of AIR LTIP Units with a value of $896,711.

(20)

This performance-based LTIP Unit award was granted on January 30, 2018. The amount shown in the table represents the portion of the award that was earned based on our relative TSR performance for the three-year performance period from January 1, 2018, through December 31, 2020, of which 50% vested on January 30, 2021, and the remaining 50% will vest on January 30, 2022, as described earlier in the CD&A. Mr. Considine holds a corresponding number of AIR LTIP Units with a value of $3,150,158.

(21)

This performance-based LTIP Unit award was granted on January 31, 2017. The amount shown in the table represents the portion of the award that was earned based on our relative TSR performance for the three-year performance period from January 1, 2017, through December 31, 2019, of which 50% vested on January 31, 2020, and the remaining 50% vested on January 31, 2021, as described in the CD&A. Mr. Considine holds a corresponding number of AIR LTIP Units with a value of $629,041.

(22)

This option was granted on January 28, 2020 and, subject to relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at maximum.

(23)

This option was granted on January 31, 2017. The amount shown in the table represents the portion of the award that was earned based on our relative TSR performance for the three-year performance period from January 1, 2017, through December 31, 2019, of which 50% vested on January 31, 2020, and the remaining 50% will vest on January 31, 2022.

(24)

This option was granted on January 26, 2016. The amount shown in the table represents the portion of the award that was earned based on our relative TSR performance for the three-year performance period from January 1, 2016, through December 31, 2018, of which 50% vested on January 26, 2019, 37.5% vested on January 26, 2020, and 12.5% vests on January 26, 2022.

(25)	This restricted stock award was granted on January 30, 2018, and vests 100% on the fourth anniversary of the grant date. Mr. Beldin holds a corresponding number of AIR shares with a value of $230,037.
(26)

This restricted stock award was granted on January 31, 2017, and vested 25% on the first anniversary of the grant date and 75% will vest on the fifth anniversary of the grant date. Mr. Beldin holds a corresponding number of AIR shares with a value of $162,897.

(27)

This performance-based restricted stock award was granted on January 31, 2017. The amount shown in the table represents the portion of the award that was earned based on our relative TSR performance for the three-year performance period from January 1, 2017, through December 31, 2019, of which 50% vested on January 31, 2020, and the remaining 50% will vest on January 31, 2022. Mr. Beldin holds a corresponding number of AIR shares with a value of $140,696.

(28)

This restricted stock award was granted on January 26, 2016, and vested 25% on each of the first, second anniversaries of the grant date and 50% will vest on the sixth anniversary of the grant date. Mr. Beldin holds a corresponding number of AIR shares with a value of $102,171.

(29)

This performance-based restricted stock award was granted on January 26, 2016. The amount shown in the table represents the portion of the award that was earned based on our relative TSR performance for the three-year performance period from January 1, 2016, through December 31, 2018, as described in the CD&A, of which 50% vested on January 26, 2019, 37.5% vested on January 26, 2020, and 12.5% vests on January 26, 2022. Mr. Beldin holds a corresponding number of AIR shares with a value of $79,201.

(30)

This restricted stock award was granted on January 26, 2016, and vested 25% on each of the first, second, and third anniversaries of the grant date and will vest 12.5% on each of the fifth and sixth anniversaries of the grant date. Mr. Beldin holds a corresponding number of AIR shares with a value of $68,715.

(31)

This restricted stock award was granted on January 31, 2017, and vested 25% on each anniversary of the grant date. The following NEOs hold a corresponding number of AIR shares with the following values:  Ms. Cohn- $72,403, and Mr. Kimmel - $52,506.

(32)

This performance-based restricted stock award was granted on January 31, 2017. The amount shown in the table represents the portion of the award that was earned based on our relative TSR performance for the three-year performance period from January 1, 2017, through December 31, 2019, of which 50% vested on January 31, 2020, and the remaining 50% vested on January 31, 2021. The following NEOs hold a corresponding number of AIR shares with the following values:  Ms. Cohn- $208,489, and Mr. Kimmel - $151,182.

OPTION EXERCISES AND STOCK VESTED IN 2020

The following table sets forth certain information regarding options and stock awards exercised and vested, respectively, during the year ended December 31, 2020, for the persons named in the Summary Compensation Table above.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Wesley W. Powell	—	—	6,807	283,408
H. Lynn Stanfield	—	—	5,408	219,174
Jennifer B. Johnson	—	—	—	—
Terry Considine	—	—	67,687	3,634,997
Paul L. Beldin	—	—	10,490	561,248
Lisa R. Cohn	—	—	26,278	1,406,328
Keith M. Kimmel	—	—	20,541	1,100,232

(1)	Amounts reflect the difference between the exercise price of the option and the market price at the time of exercise.
(2)	Amounts reflect the market price of the stock on the day the shares of restricted stock vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The NEOs are entitled to certain severance payments and benefits upon a qualifying termination of employment or, in the case of a change in control, double trigger accelerated vesting of equity awards in the event of a qualifying termination of employment that occurs within one year following a change in control. The terms of these arrangements are described under “CD&A — Post-Employment Compensation and Employment and Severance Arrangements — Executive Employment Arrangements, Executive Severance Arrangements and Equity Award Agreements” above.

In the table that follows, potential payments and other benefits payable upon termination of employment and change in control situations are set out as if the conditions for payments had occurred and/or the terminations took place on December 31, 2020. In setting out such payments and benefits, amounts that had already been earned as of the termination date are not shown. Also, benefits that are available to all full-time regular employees when their employment terminates are not shown. The amounts set forth below are estimates of the amounts that could be paid out to the NEOs upon their termination. The actual amounts to be paid out can only be determined at the time of such NEOs’ separation from Aimco. The following table summarizes the potential payments under various scenarios if they had occurred on December 31, 2020. None of Messrs. Powell, Considine, Beldin, or Kimmel or Mses. Stanfield, Johnson, or Cohn received any severance or similar payments or benefits in connection with the Separation.

	Value of Accelerated Stock and Stock Options ($)(1)					Severance ($)
Name	Change in Control Only	Double Trigger Change in Control	Death or Disability	Termination Without Cause	Termination For Good Reason	Death	Disability		Termination Without Cause		Termination For Good Reason		Termination Without Cause or For Good Reason in Connection with a Change in Control		Non- Compete Payments ($) (2)

Wesley W. Powell	—	159,275	159,275	—	—	—	—		—		—		—		600,000

H. Lynn Stanfield	—	131,984	131,984	—	—	—	437,500	(3)	764,710	(4)	764,710	(4)	1,520,027	(5)	—

Jennifer B. Johnson	—	—	—	—	—	—	270,270	(3)	644,449	(4)	644,449	(4)	1,257,692	(5)	—

(1)	Amounts reflect value of accelerated restricted stock and LTIP Units using the closing market price on December 31, 2020, of $5.28 per share.
(2)

Amounts assume the agreements were enforced by the Company and that non-compete payments in an aggregate amount equal to two-thirds of the executive’s monthly base salary would be payable for 24 months following the executive’s termination of employment by the Company without cause.

(3)	Amount consists of a lump sum cash payment equal to the amount of 2020 STI paid, as payable pursuant to the Executive Severance Policy.
(4)

Amount consists of (i) a lump sum cash payment equal to the sum of base salary and the average of the amount of STI paid for the previous three years, and (ii) 18 months of medical coverage reimbursement, as payable pursuant to the Executive Severance Policy.

(5)

Amount consists of (i) a lump sum cash payment equal to two times the sum of base salary and the average of the amount of STI paid for the previous three years, and (ii) 18 months of medical coverage reimbursement, as payable pursuant to the Executive Severance Policy.

CHIEF EXECUTIVE OFFICER COMPENSATION AND EMPLOYEE COMPENSATION

We believe that executive pay should be internally consistent and equitable to motivate our teammates to create shareholder value. In August 2015, pursuant to a mandate of the Dodd-Frank Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the annual total compensation of the principal executive officer. The disclosure is required for fiscal years beginning on or after January 1, 2017. The annual total compensation for 2020 for Mr. Powell, CEO following the Separation, was $1,759,704, as reported under the heading “Summary Compensation Table.” Our median employee’s total compensation for 2020 was $147,359. As a result, we estimate that Mr. Powell’s 2020 total compensation was approximately 11.9 times that of our median employee.

Our CEO to median employee pay ratio was calculated in accordance with Item 402(u) of Regulation S-K. We identified the median employee by examining 2020 total compensation, consisting of base salary, annual bonus amounts, stock-based compensation (based on the grant date fair value of awards granted during 2020) and other incentive payments for all individuals who were employed by Aimco on December 31, 2020, other than our CEO. Our measuring date of December 31 remained the same as last year. We included all active employees and annualized the compensation for any employees who were not employed by Aimco for the full 2020 calendar year. After identifying the median employee based on 2020 total compensation, we calculated annual total compensation for such employee using the same methodology we use for our NEOs as set forth in the “Total” column in the Summary Compensation Table.

DIRECTOR COMPENSATION

In formulating its recommendation for director compensation, the Nominating and Corporate Governance Committee reviews director compensation for independent directors of companies in the real estate industry and companies of comparable market capitalization, revenue and assets and considers compensation trends for other NYSE-listed companies and S&P 500 companies. The Nominating and Corporate Governance Committee also considers the relatively small size of the Aimco board as compared to other boards, the participation of each Independent Director on each committee, and the resulting workload on the directors. In addition, the Nominating and Corporate Governance Committee considers the overall cost of the Board to the Company and the cost per director.

2020 Compensation for Pre-Separation Directors

For 2020, compensation for the pre-Separation independent directors remained consistent with their compensation for 2019. Specifically, director compensation included a fixed annual cash retainer of $90,000 and an award of 3,200 shares of fully vested Common Stock. No meeting fees were paid to independent directors for attending meetings of the Board and the committees on which they serve. For the year ended December 31, 2020, Aimco paid the pre-Separation directors serving on the Board during that year as follows:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Terry Considine (3)	—	—	—	—	—	—	—
Thomas L. Keltner	90,000	170,432	—	—	—	—	260,432
Robert A. Miller	90,000	170,432	—	—	—	—	260,432
Devin I. Murphy	67,500	89,304	—	—	—	—	156,804
Kathleen M. Nelson	90,000	170,432	—	—	—	—	260,432
John D. Rayis	67,500	89,304	—	—	—	—	156,804
Ann Sperling	90,000	170,432	—	—	—	—	260,432
Michael A. Stein	90,000	170,432	—	—	—	—	260,432
Nina A. Tran	90,000	170,432	—	—	—	—	260,432

(1)	For 2020, each independent director received a cash retainer of $90,000, except Messrs. Murphy and Rayis, who joined the Board on April 28, 2020, received a prorated cash retainer of $67,500 each.
(2)

For 2020, Messrs. Keltner, Miller, and Stein, and Mses. Nelson, Sperling, and Tran were each awarded 3,200 shares of Common Stock, which shares were awarded on January 28, 2020, and the closing price of Aimco’s Common Stock on that date was $53.26. Messrs. Murphy and Rayis, who joined the Board on April 28, 2020, were each awarded a prorated amount of 2,400 shares of Common Stock on April 28, 2020, and the closing price on that date was $37.21. The dollar value shown above represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 and is calculated based on the closing price of Aimco’s Common Stock on the date of grant.

(3)	Mr. Considine, who is not an independent director, did not receive any additional compensation for serving on the Board.

Compensation for Post-Separation Directors

The post-Separation Independent Directors each received an initial fee of 34,000 shares of Common Stock, which shares were awarded on December 21, 2021, for Messrs. Allen, Leupp, Stone, and Sykes and Ms. Gibson, and on January 27, 2021, for Messrs. Miller and Stein and Ms. Smith.

2021 Compensation

Compensation for each of the Independent Directors in 2021 includes an annual fee of 16,234 shares of Common Stock, which shares were awarded on January 27, 2021. The closing price of Aimco’s Common Stock on the New York Stock Exchange on January 27, 2021, was $4.62. The Independent Directors also received an annual cash retainer of $75,000, payable quarterly. Directors will not receive meeting fees in 2021.

As contemplated by the Separation and by Aimco and AIR, Mr. Considine has specific responsibilities during 2021 and 2022 to support the establishment and growth of the Aimco business, reporting directly to the Board.  It is expected that Mr. Considine will receive compensation for these responsibilities. The compensation structure and amount for these responsibilities has not yet been finalized.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information available to the Company, as of April 19, 2021, with respect to Aimco’s equity securities beneficially owned by (i) each director and the NEOs, and (ii) all directors and executive officers as a group. The table also sets forth certain information available to the Company, as of April 19, 2021, with respect to shares of Common Stock held by each person known to the Company to be the beneficial owner of more than 5% of such shares. This table reflects options that are exercisable within 60 days. Unless otherwise indicated, each person has sole voting and investment power with respect to the securities beneficially owned by that person. The business address of each of the following directors and NEOs is 4582 South Ulster Street, Suite 1450, Denver, Colorado 80237, except the business address for Messrs. Beldin and Kimmel and Ms. Cohn is 4582 South Ulster Street, Suite 1700, Denver, Colorado 80237. None of the securities reflected in this table held by the directors or NEOs are the subject of any hedging or pledging transaction.

Name and Address of Beneficial Owner	Number of shares of Common Stock (1)		Percentage of Common Stock Outstanding (2)	Number of Partnership Units (3)		Percentage Ownership of the Company (4)
Directors and Executive Officers:
Wesley W. Powell	429,948		*	—		*
H. Lynn C. Stanfield	268,596		*	5,242		*
Jennifer B. Johnson	176,922		*	—		*
Paul L. Beldin	82,293	(5)	*	—		*
Lisa R. Cohn	115,697		*	—		*
Keith M. Kimmel	65,685	(6)	*	—		*
Quincy L. Allen	38,034		*	—		*
Terry Considine	1,870,026	(7)	1.24%	2,967,556	(8)	3.04%
Patricia L. Gibson	50,234		*	—		*
Jay Paul Leupp	52,247	(9)	*	—		*
Robert A. Miller	70,234		*	—		*
Deborah Smith	50,234		*	—		*
Michael A. Stein	50,234		*	—		*
R. Dary Stone	50,234		*	—		*
Kirk A. Sykes	50,234		*	—		*
All directors and executive officers as a group (12 persons)	3,157,177	(10)	2.09%	2,972,798		3.51%
5% or Greater Holders:
T. Rowe Price Associates, Inc.	20,840,632	(11)	13.89%	—		13.14%
100 East Pratt St.
Baltimore, Maryland 21202
The Vanguard Group, Inc.	20,387,883	(12)	13.59%	—		12.86%
100 Vanguard Blvd.
Malvern, Pennsylvania 19355
BlackRock Inc.	10,941,550	(13)	7.29%	—		6.90%
55 East 52nd Street
New York, New York 10055
FMR LLC	7,779,879	(14)	5.19%	—		4.91%
245 Summer Street
Boston, Massachusetts 02210

*	Less than 0.5%
(1)	Excludes shares of Common Stock issuable upon redemption of common OP Units or equivalents.
(2)

Represents the number of shares of Common Stock beneficially owned by each person divided by the total number of shares of Common Stock outstanding. Any shares of Common Stock that may be acquired by a person within 60 days upon the exercise of options, warrants, rights or conversion privileges or pursuant to the power to revoke, or the automatic termination of, a trust, discretionary account or similar arrangement are deemed to be beneficially owned by that person and are deemed outstanding for the purpose of computing the percentage of outstanding shares of Common Stock owned by that person, but not any other person.
(3)

Through wholly owned subsidiaries, Aimco acts as general partner of the Aimco Operating Partnership. As of April 19, 2021, Aimco held approximately 94.6% of the common partnership interests in the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” Generally, after a holding period of 12 months, common OP Units may be tendered for redemption and, upon tender, may be acquired by Aimco for shares of Common Stock at an exchange ratio of one share of Common Stock for each common OP Unit (subject to adjustment). If Aimco acquired all common OP Units for Common Stock (without regard to the ownership limit set forth in Aimco’s Charter), these shares of Common Stock would constitute approximately 5.4% of the then outstanding shares of Common Stock. OP Units are subject to certain restrictions on transfer.

(4)

Represents the number of shares of Common Stock beneficially owned, divided by the total number of shares of Common Stock outstanding, assuming, in both cases, that all 8,548,668 OP Units outstanding as of April 19, 2021, are redeemed in exchange for shares of Common Stock (notwithstanding any holding period requirements, and Aimco’s ownership limit). See note (3) above. Excludes partnership preferred units issued by the Aimco Operating Partnership and Aimco preferred securities.

(5)	Includes 17,425 shares subject to options that are exercisable within 60 days.
(6)	Includes 14,588 shares subject to options that are exercisable within 60 days.
(7)

Includes the following shares of which Mr. Considine disclaims beneficial ownership: 34,724 shares held by Mr. Considine’s spouse; and 900,000 shares held by a retirement plan for which Mr. Considine is the trustee and his spouse is the sole participant. Also includes 750,557 shares subject to options that are exercisable within 60 days.

(8)

Includes 1,038,451 OP Units and equivalents held by Mr. Considine. Includes 179,735 OP Units held by an entity in which Mr. Considine has sole voting and investment power, 1,591,672 OP Units and equivalents held by Titahotwo Limited Partnership RLLLP, a registered limited liability limited partnership for which Mr. Considine serves as the general partner and holds a 0.5% ownership interest, and 157,698 OP Units held by Mr. Considine’s spouse, for which Mr. Considine disclaims beneficial ownership.

(9)	Includes 52,234 shares held directly by Mr. Leupp and 13 shares held by Terra Firma Asset Management, LLC, of which Mr. Leupp is a 65% owner.
(10)	Includes 750,557 shares subject to options that are exercisable within 60 days.
(11)

Beneficial ownership information is based on information contained in Schedule 13G filed with the SEC on January 11, 2021, by T. Rowe Price Associates, Inc. on behalf of itself and affiliated entities.  According to the schedule, included in the securities listed above as beneficially owned by T. Rowe Price Associates, Inc. are 7,138,079 shares and 9,061,833 shares over which T. Rowe Price Associates, Inc. and T. Rowe Price Mid-Cap Value Fund, Inc., respectively, have sole voting power. According to the schedule, T. Rowe Price Associates, Inc. has sole dispositive power with respect to all 20,840,632 shares.

(12)

Beneficial ownership information is based on information contained in Schedule 13G filed with the SEC on February 10, 2021, by The Vanguard Group, Inc. According to the schedule, The Vanguard Group, Inc. has sole dispositive power with respect to 19,846,703 of the shares and shared voting power with respect to 422,691 of the shares and shared dispositive power with respect to 541,180 of the shares.

(13)

Beneficial ownership information is based on information contained in Schedule 13G filed with the SEC on January 29, 2021, by BlackRock Inc. According to the schedule, BlackRock Inc. has sole voting power with respect to 10,360,709 of the shares and sole dispositive power with respect to all 10,941,550 shares.

(14)

Beneficial ownership information is based on information contained in an Amendment No. 1 to Schedule 13G filed with the SEC on February 8, 2021, by FMR LLC. According to the schedule, FMR LLC has sole voting power with respect to 3,197,145 of the shares and sole dispositive power with respect to all 7,779,879 shares.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information on equity compensation plans as of the end of the 2020 fiscal year under which equity securities of the Company are authorized for issuance is set forth in the following table.

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Subject to Outstanding Unexercised Grants)
Equity compensation plans approved by security holders	3,450,037	$4.66	29,754,618
Equity compensation plans not approved by security holders	—	—	—

________________________

(1)  The weighted average exercise price is calculated based solely on the outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding time-based restricted stock, performance-based restricted stock, or LTIP awards, because such awards do not have an exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Policies and Procedures for Review, Approval or Ratification of Related Person Transactions

Aimco recognizes that related person transactions can present potential or actual conflicts of interest and create the appearance that Aimco’s decisions are based on considerations other than the best interests of Aimco and its stockholders. Accordingly, as a general matter, it is Aimco’s preference to avoid related person transactions. Nevertheless, Aimco recognizes that there are situations where related person transactions may be in, or may not be inconsistent with, the best interests of Aimco and its stockholders. The Nominating and Corporate Governance Committee, pursuant to a written policy approved by the Board, has oversight for related person transactions. The Nominating and Corporate Governance Committee will review transactions, arrangements or relationships in which (1) the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, (2) Aimco (or any Aimco entity) is a participant, and (3) any related party has or will have a direct or indirect interest (other than an interest arising solely as a result of being a director of another corporation or organization that is a party to the transaction or a less than 10 percent beneficial owner of another entity that is a party to the transaction). The Nominating and Corporate Governance Committee has also given its standing approval for certain types of related person transactions such as certain employment arrangements, director compensation, transactions with another entity in which a related person’s interest is only by virtue of a non-executive employment relationship or limited equity position, and transactions in which all stockholders receive pro rata benefits.

Sublease of a Portion of Aimco Office Space

On January 25, 2019, Aimco entered into a sublease agreement (the “Sublease”) with an entity in which Mr. Considine has sole voting and investment power. Under this agreement, Aimco has subleased to said entity approximately 2,957 square feet of office space within the same building as Aimco’s corporate headquarters, and consisting of excess space not needed by Aimco, on exactly the same terms as Aimco leases the space. The Sublease does not provide any benefit to the entity, as other space in the building requires comparable rent. The Sublease provides some benefit to Aimco as it gives Aimco a head start on putting that space to productive use. The entity has a lease term less favorable than Aimco’s lease with the landlord, in that Aimco has the option to terminate the Sublease at any time, for any or no reason, upon six months’ notice. The Sublease has a term that began on April 1, 2019, and ends on April 30, 2029, the same term as the Aimco lease. The annual amount of rent in the first year was $78,361, subject to annual increases. The aggregate amount of rent expected to be paid under the Sublease, assuming the entire lease term is fulfilled, is approximately $850,000. The Nominating and Corporate Governance Committee reviewed the Sublease and determined that it is in the best interests of Aimco and its stockholders.

Related Person Transactions

In November 2019, Aimco confirmed an arrangement with Richard M. Powell, of R.M. Powell & Co., a contractor for Aimco since 1997 and father of Mr. Wes Powell, Director, President and CEO. Depending on the success of potential transactions identified by Mr. Richard Powell, he may earn fees in amounts in excess of $120,000. Pursuant to the Company’s related party transactions policy, the Nominating and Corporate Governance Committee reviewed and approved the arrangement with Mr. Richard Powell.

In March 2020, Elizabeth Likovich, the daughter of Mr. Considine, Director, became a full-time employee of the Company, and her compensation is in excess of $120,000. Prior to joining Aimco, Ms. Likovich held a similar position at a peer apartment company. Pursuant to the policy noted above, the Nominating and Corporate Governance Committee reviewed and approved the employment of Ms. Likovich.

Independence of Directors

The Board has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with Aimco or its subsidiaries (directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). A material relationship is one that impairs or inhibits, or has the potential to impair or inhibit, a director’s exercise of critical and disinterested judgment on behalf of Aimco and its stockholders. In determining whether a material relationship exists, the Board considers all relevant facts and circumstances, including whether the director or a family member is a current or former employee of the Company, family member relationships, compensation, business relationships and payments, and charitable contributions between Aimco and an entity with which a director is affiliated (as an executive officer, partner or substantial stockholder). The Board consults with the Company’s counsel to ensure that such determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent director,” including but not limited to those categorical standards set forth in Section 303A.02 of the listing standards of the New York Stock Exchange as in effect from time to time.

Consistent with these considerations, the pre-Separation Board affirmatively determined that Messrs. Keltner, Miller, Murphy, Rayis, and Stein and Mses. Nelson, Sperling, and Tran were independent directors, and the post-Separation Board affirmatively has determined that Messrs. Allen, Leupp, Miller, Stein, Stone, and Sykes and Mses. Gibson and Smith are independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees

Below is information on the fees billed for services rendered by Ernst & Young LLP during the years ended December 31, 2020, and 2019.

Year Ended December 31,
	2020	2019
Aggregate fees billed for services	$ 0.74 million (1)	$ 2.11 million

Audit Fees:

Including fees associated with the audit of Aimco’s annual financial statements, internal controls, interim reviews of financial statements,

registration statements, comfort letters, and consents

	$ 0.74 million (1)	$ 1.23 million
Audit-Related Fees: Including fees related to benefit plan audits	$ --	$ 0.03 million
Tax Fees:
Tax Compliance Fees (2)	$ --	$ 0.60 million
Tax Consulting Fees (3)	$ --	$ 0.20 million
Total Tax Fees	$ --	$ 0.80 million
All other fees	$ --	$ 0.05 million

(1)	Excludes amounts incurred by the Company prior to the Separation.
(2)

Tax compliance fees consist primarily of income tax return preparation and income tax return review fees related to the income tax returns of the Company, the Operating Partnership, and certain Company subsidiaries and affiliates.

(3)	Tax consulting fees consist primarily of amounts attributable to routine advice related to various transactions, and assistance related to income tax return examinations by governmental authorities.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted the Audit and Non-Audit Services Pre-approval Policy (the “Pre-approval Policy”). A summary of the Pre-approval Policy is as follows:

•	The Pre-approval Policy describes the Audit, Audit-related, Tax and Other Permitted services that have the general pre-approval of the Audit Committee.

•	Pre-approvals are typically subject to a dollar limit of $50,000.
•	The term of any general pre-approval is generally 12 months from the date of pre-approval.
•

At least annually, the Audit Committee reviews and pre-approves the services that may be provided by the independent registered public accounting firm without obtaining specific pre-approval from the Audit Committee.

•

Unless a type of service has received general pre-approval and is anticipated to be within the dollar limit associated with the general pre-approval, it requires specific pre-approval by the Audit Committee if it is to be provided by the independent registered public accounting firm.

•	The Audit Committee will consider whether all services are consistent with the rules on independent registered public accounting firm independence.
•

The Audit Committee also considers whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with Aimco’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance Aimco’s ability to manage or control risk or improve audit quality. Such factors are considered as a whole, and no one factor is necessarily determinative.

All of the services described in the Principal Accountant Fee section above were approved pursuant to the annual engagement letter or in accordance with the Pre-approval Policy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

By:	/s/ Wesley W. Powell
Wesley W. Powell
Director, President and Chief Executive Officer
Date:	April 30, 2021

AIMCO OP L.P.

By:	Aimco OP GP, LLC, its General Partner
/s/ Wesley W. Powell
Wesley W. Powell Director, President and Chief Executive Officer
Date:	April 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.
By: Aimco OP GP, LLC, its General Partner

/s/ WESLEY W. POWELL	Director, Chief Executive Officer	April 30, 2021
Wesley W. Powell	(principal executive officer)

/s/ H. LYNN C. STANFIELD	Executive Vice President and	April 30, 2021
H. Lynn C. Stanfield	Chief Financial Officer (principal financial officer)

/s/ JUSTIN W. FRENZEL	Vice President	April 30, 2021
Justin W. Frenzel	Chief Accounting Officer (principal accounting officer)

/s/ ROBERT A. MILLER	Chairman of the Board of Directors	April 30, 2021
Robert A. Miller

/s/ QUINCY ALLEN	Director	April 30, 2021
Quincy Allen

/s/ TERRY CONSIDINE	Director	April 30, 2021
Terry Considine

/s/ PATRICIA GIBSON	Director	April 30, 2021
Patricia Gibson

/s/ JAY P. LEUPP	Director	April 30, 2021
Jay P. Leupp

/s/ DEBORAH SMITH	Director	April 30, 2021
Deborah Smith

/s/ MICHAEL A. STEIN	Director	April 30, 2021
Michael A. Stein

/s/ R. DARY STONE	Director	April 30, 2021
R. Dary Stone

/s/ KIRK A. SYKES	Director	April 30, 2021
Kirk A. Sykes