Form 10-Q
period 2021-03-31
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2021-05-17
CIK 922864, 1820878

ure

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 1-13232 (Apartment Investment and Management Company)

Commission File Number: 0-056223 (Aimco OP L.P.)

Apartment Investment and Management Company

Aimco OP L.P.

(Exact name of registrant as specified in its charter)

Maryland (Apartment Investment and Management Company)	84-1259577
Delaware (Aimco OP L.P.)	85-2460835
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4582 South Ulster Street, Suite 1450
Denver, Colorado	80237
(Address of principal executive offices)	(Zip Code)

(303) 224-7900

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

The number of shares of Apartment Investment and Management Company Class A Common Stock outstanding as of May 13, 2021: 150,066,381

EXPLANATORY NOTE

On December 15, 2020, Apartment Investment and Management Company (“Aimco” or “the Company”) completed the previously announced separation of its business into two, separate and distinct, publicly traded companies, Aimco and Apartment Income REIT Corp. (“AIR”). The separation was effected by way of a pro rata distribution, in which stockholders of Aimco received one share of Class A common stock of AIR for every one share of Class A common stock of Aimco held as of the close of business on December 5, 2020. AIMCO Properties, L.P. (“AIR Operating Partnership”) also completed a pro rata distribution of all of the outstanding common limited partnership units of Aimco OP L.P. (“Aimco Operating Partnership” and such units, “Aimco OP Units”) to holders of AIR Operating Partnership common limited partnership units and AIR Operating Partnership Class I High Performance partnership units as of the close of business on December 5, 2020. The transactions described in this paragraph are collectively referred to as the “Separation” and are governed by the terms of the Separation and Distribution Agreement (the “Separation Agreement”).

Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, Aimco is presented as being spun-off from AIR. This presentation is in accordance with generally accepted accounting principles in the United States and is due primarily to the relative significance of Aimco’s business, as measured in terms of revenue, net income, assets, and other relevant indicators, as compared to those indicators for AIR before the Separation. Therefore, Aimco is considered “spun” for accounting purposes and AIR is considered the divesting entity and treated as the accounting spinner, or accounting predecessor. A separate capital structure did not exist since the assets, liabilities and operations of Aimco prior to the Separation (Aimco and AIR together, as they existed prior to the Separation, “Aimco Predecessor”) were spread across multiple legal entities. The historical financial statements of Aimco do not represent the financial position and results of operations of one legal entity, but rather a combination of entities under common control that have been “carved out” from Aimco Predecessor’s financial statements.

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2021, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through a wholly-owned subsidiary, is the general partner and directly is the special limited partner of Aimco Operating Partnership. As of March 31, 2021, Aimco owned approximately 93.3%  of the legal interest in the common partnership units of Aimco Operating Partnership and 94.9%  of the economic interest in Aimco Operating Partnership. The remaining  6.7% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

Aimco Operating Partnership holds all of Aimco’s assets and manages the daily operations of Aimco’s business. Pursuant to Aimco Operating Partnership agreement, Aimco is required to contribute to Aimco Operating Partnership all proceeds from the offerings of its securities. In exchange for the contribution of such proceeds, Aimco receives additional interests in Aimco Operating Partnership with similar terms (e.g., if Aimco contributes proceeds of a stock offering, Aimco receives partnership units with terms substantially similar to the stock issued by Aimco).

We believe combining the periodic reports of Aimco and Aimco Operating Partnership into this single report provides the following benefits:

•	We present our business as a whole, in the same manner our management views and operates the business;
•	We eliminate duplicative disclosure and provide a more streamlined and readable presentation because a substantial portion of the disclosures apply to both Aimco and Aimco Operating Partnership; and
•	We save time and cost through the preparation of a single combined report rather than two separate reports.

We operate Aimco and Aimco Operating Partnership as one enterprise; the management of Aimco directs the management and operations of Aimco Operating Partnership; and Aimco OP GP, LLC, Aimco Operating Partnership’s general partner, is member managed by Aimco.

We believe it is important to understand the few differences between Aimco and Aimco Operating Partnership in the context of how Aimco and Aimco Operating Partnership operate as a consolidated company. Aimco has no assets or liabilities other than its investment in Aimco Operating Partnership. Also, Aimco is a corporation that issues publicly traded equity from time to time, whereas Aimco Operating Partnership is a partnership that has no publicly traded equity. Except for the net proceeds from stock offerings by Aimco, which are contributed to Aimco Operating Partnership in exchange for additional limited partnership interests (of a similar type and in an amount equal to the shares of stock sold in the offering), Aimco Operating Partnership generates all remaining capital required by its business. These sources include Aimco Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its revolving credit facility, the issuance of debt and equity securities, including additional partnership units, and proceeds received from the sale of real estate.

Equity, partners’ capital, and noncontrolling interests are the main areas of difference between the condensed consolidated financial statements of Aimco and those of Aimco Operating Partnership. Interests in Aimco Operating Partnership held by entities other than Aimco, which we refer to as OP Units, are classified within partners’ capital in Aimco Operating Partnership’s condensed consolidated financial statements and as noncontrolling interests in Aimco’s condensed consolidated financial statements.

To help investors understand the differences between Aimco and Aimco Operating Partnership, this report provides: separate condensed consolidated financial statements for Aimco and Aimco Operating Partnership; a single set of condensed consolidated notes to such financial statements that includes separate discussions of each entity’s earnings per share or earnings per unit, as applicable; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity, where appropriate.

This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for Aimco and Aimco Operating Partnership in order to establish that the requisite certifications have been made and that Aimco and Aimco Operating Partnership are both compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Buildings and improvements	$1,050,817	$995,116
Land	506,968	505,153
Total real estate	1,557,785	1,500,269
Accumulated depreciation	(511,615)	(495,010)
Net real estate	1,046,170	1,005,259
Cash and cash equivalents	226,081	289,582
Restricted cash	9,224	9,153
Mezzanine investment	314,829	307,362
Right-of-use lease assets	443,111	98,280
Other assets, net	178,475	130,856
Total assets	$2,217,890	$1,840,492

LIABILITIES AND EQUITY
Non-recourse property debt, net	$429,873	$447,967
Notes payable to AIR	534,127	534,127
Total indebtedness	964,000	982,094
Deferred tax liabilities	125,732	131,560
Lease liabilities	446,962	100,496
Accrued liabilities and other	95,733	62,988
Total liabilities	1,632,427	1,277,138

Redeemable noncontrolling interest in consolidated real estate partnership	4,111	4,263
Commitments and contingencies (Note 4)
Equity:
Common Stock, $0.01 par value, 510,587,500 shares authorized, 149,208,479 and 149,036,263 shares issued/outstanding at March 31, 2021 and December 31, 2020, respectively	1,491	1,490
Additional paid-in capital	516,051	515,127
Retained earnings (Accumulated deficit)	3,375	(16,839)
Total Aimco equity	520,917	499,778
Noncontrolling interests in consolidated real estate partnerships	31,884	31,877
Common noncontrolling interests in Aimco Operating Partnership	28,551	27,436
Total equity	581,352	559,091
Total liabilities and equity	$2,217,890	$1,840,492

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES
Rental and other property revenues	$39,804	$38,309

OPERATING EXPENSES
Property operating expenses	16,942	15,349
Depreciation and amortization	20,717	19,347
General and administrative expenses	6,311	1,762
Total operating expenses	43,970	36,458

Interest expense	(12,677)	(5,651)
Mezzanine investment income, net	7,467	6,747
Unrealized gains on interest rate options	25,347	—
Other expenses, net	363	(415)
Income before income tax benefit	16,334	2,532
Income tax benefit	5,100	2,023
Net income	21,434	4,555
Noncontrolling interests:
Net loss attributable to redeemable noncontrolling interest in consolidated real estate partnership	152	103
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(291)	5
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(1,081)	(236)
Net income attributable to Aimco common stockholders	$20,214	$4,427

Net income attributable to Aimco per common share – basic	$0.14	$0.03
Net income attributable to Aimco per common share – diluted	$0.14	$0.03

Weighted average common shares outstanding – basic	148,914	148,549
Weighted average common shares outstanding – diluted	149,046	148,569

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2021 and 2020

(In thousands)

(Unaudited)

	Common Stock						Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Aimco Predecessor Equity	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2019	—	$—	$—	$—	$513,264	$513,264	$108	$188	$513,560
Net income attributable to Aimco Predecessor	—	—	—	—	4,427	4,427	—	—	4,427
Net loss attributable to noncontrolling interests in consolidated partnerships	—	—	—	—	—	—	(5)	—	(5)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	—	—	—	—	—	—	—	236	236
Contributions from Aimco Predecessor, net	—	—	—	—	(6,194)	(6,194)	—	—	(6,194)
Balances at March 31, 2020	—	$—	$—	$—	$511,497	$511,497	$103	$424	$512,024

Balances at December 31, 2020	149,036	$1,490	$515,127	$(16,839)	$—	$499,778	$31,877	$27,436	$559,091
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	(36)	(36)
Issuance of common stock in connection with share-based compensation arrangements	232	2	1,069	—	—	1,071	—	—	1,071
Share-based compensation expense	—	—	171	—	—	171	—	58	229
Distribution to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	(287)	—	(287)
Net income attributable to noncontrolling interests in consolidated partnerships	—	—	—	—	—	—	291	—	291
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	—	—	—	—	—	—	—	1,081	1,081
Net income attributable to Aimco common stockholders	—	—	—	20,214	—	20,214	—	—	20,214
Other, net	(60)	(1)	(316)	—	—	(317)	3	12	(302)
Balances at March 31, 2021	149,208	$1,491	$516,051	$3,375	$—	$520,917	$31,884	$28,551	$581,352

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,434	$4,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,717	19,347
Income from unconsolidated real estate partnerships	(255)	(182)
Unrealized (gains) on interest rate options	(25,347)	—
Income tax benefit	(5,100)	(2,023)
Mezzanine investment income, net	(7,467)	(6,214)
Share based compensation	704	—
Amortization of debt issuance costs and other	238	159
Changes in operating assets and operating liabilities:
Other assets, net	(19,231)	(1,842)
Accounts payable, accrued liabilities and other	16,631	1,755
Net cash provided by operating activities	2,324	15,555
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(6,230)	—
Capital expenditures (1)	(31,658)	(6,653)
Other investing activities	(49)	—
Net cash used in investing activities	(37,937)	(6,653)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on non-recourse property debt	(18,174)	(2,449)
Payments on financing leases	(3,699)	—
Purchase of interest rate option	(5,590)	—
Change in Aimco Predecessor investment, net	—	(6,407)
Other financing activities	(354)	(14)
Net cash used in financing activities	(27,817)	(8,870)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(63,430)	32
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	298,735	10,120
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$235,305	$10,152

(1)	Capital expenditures is net of accrued capital costs of $14.5 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Buildings and improvements	$1,050,817	$995,116
Land	506,968	505,153
Total real estate	1,557,785	1,500,269
Accumulated depreciation	(511,615)	(495,010)
Net real estate	1,046,170	1,005,259
Cash and cash equivalents	226,081	289,582
Restricted cash	9,224	9,153
Mezzanine investment	314,829	307,362
Right-of-use lease assets	443,111	98,280
Other assets, net	178,475	130,856
Total assets	$2,217,890	$1,840,492

LIABILITIES AND EQUITY
Non-recourse property debt, net	$429,873	$447,967
Notes payable to AIR	534,127	534,127
Total indebtedness	964,000	982,094
Deferred tax liabilities	125,732	131,560
Lease liabilities	446,962	100,496
Accrued liabilities and other	95,733	62,988
Total liabilities	1,632,427	1,277,138

Redeemable noncontrolling interest in consolidated real estate partnership	4,111	4,263
Commitments and contingencies (Note 4)
Partners’ capital:
General Partner and Special Limited Partner	520,917	499,778
Limited Partners	28,551	27,436
Partners’ capital attributable to Aimco Operating Partnership	549,468	527,214
Noncontrolling interests in consolidated real estate partnerships	31,884	31,877
Total partners’ capital	581,352	559,091
Total liabilities and partners’ capital	$2,217,890	$1,840,492

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES
Rental and other property revenues	$39,804	$38,309

OPERATING EXPENSES
Property operating expenses	16,942	15,349
Depreciation and amortization	20,717	19,347
General and administrative expenses	6,311	1,762
Total operating expenses	43,970	36,458

Interest expense	(12,677)	(5,651)
Mezzanine investment income, net	7,467	6,747
Unrealized gains on interest rate options	25,347	—
Other expenses, net	363	(415)
Income before income tax benefit	16,334	2,532
Income tax benefit	5,100	2,023
Net income	21,434	4,555
Net loss attributable to redeemable noncontrolling interest in consolidated real estate partnerships	152	103
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(291)	5
Net income attributable to the Aimco Operating Partnership’s common unitholders	$21,295	$4,663
Net income attributable to the Aimco Operating Partnership per common unit – basic	$0.14	$0.03
Net income attributable to the Aimco Operating Partnership per common unit – diluted	$0.14	$0.03

Weighted-average common units outstanding – basic	156,882	156,480
Weighted-average common units outstanding – diluted	157,014	156,500

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2021 and 2020

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Aimco Predecessor Capital	Total Partners’ Capital
Balances at December 31, 2019	$—	$188	$188	$108	$513,264	$513,560
Net income attributable to Aimco Predecessor	—	236	236	—	4,427	4,663
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	(5)	—	(5)
Contributions from Aimco Predecessor, net	—	—	—	—	(6,194)	(6,194)
Balances at March 31, 2020	$—	$424	$424	$103	$511,497	$512,024

Balances at December 31, 2020	$499,778	$27,436	$527,214	$31,877	$—	$559,091
Redemption of Aimco Operating Partnership units	—	(36)	(36)	—	—	(36)
Share-based compensation expense	1,243	58	1,301			1,301
Distribution to noncontrolling interests in consolidated real estate partnerships	—	—	—	(287)	—	(287)
Net income attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	291	—	291
Net income	20,214	1,081	21,295	—	—	21,295
Other, net	(318)	12	(306)	3	—	(303)
Balances at March 31, 2021	$520,917	$28,551	$549,468	$31,884	$—	$581,352

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,434	$4,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,717	19,347
Income from unconsolidated real estate partnerships	(255)	(182)
Unrealized (gains) on interest rate options	(25,347)	—
Income tax benefit	(5,100)	(2,023)
Mezzanine investment income, net	(7,467)	(6,214)
Share based compensation	704	—
Amortization of debt issuance costs and other	238	159
Changes in operating assets and operating liabilities:
Other assets, net	(19,231)	(1,842)
Accounts payable, accrued liabilities and other	16,631	1,755
Net cash provided by operating activities	2,324	15,555
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(6,230)	—
Capital expenditures (1)	(31,658)	(6,653)
Other investing activities	(49)	—
Net cash used in investing activities	(37,937)	(6,653)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on non-recourse property debt	(18,174)	(2,449)
Payments on financing leases	(3,699)	—
Purchase of interest rate option	(5,590)	—
Change in Aimco Predecessor investment, net	—	(6,407)
Other financing activities	(354)	(14)
Net cash used in financing activities	(27,817)	(8,870)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(63,430)	32
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	298,735	10,120
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$235,305	$10,152

(1)	Capital expenditures in net of accrued capital costs of $14.5 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Note 1 — Organization

Apartment Investment and Management Company (“Aimco”), a Maryland corporation incorporated on January 10, 1994, is a self-administered and self-managed real estate investment trust (“REIT”). Aimco, through a wholly-owned subsidiary, is the general and special limited partner of Aimco OP L.P. (“Aimco Operating Partnership”).

Except as the context otherwise requires, “we,” “our,” and “us” refer to Aimco, Aimco Operating Partnership, and their consolidated subsidiaries, collectively.

The Separation

On December 15, 2020, Aimco completed the separation of its businesses (the “Separation”), creating two, separate and distinct, publicly traded companies, Aimco and Apartment Income REIT Corp. (“AIR”) (Aimco and AIR together, as they existed prior to the Separation, “Aimco Predecessor”).

Prior to the Separation, the condensed consolidated financial statements were prepared on a carve-out basis and reflect significant assumptions and allocations. The condensed consolidated financial statements reflect our historical consolidated financial position, results of operations, and cash flows in conformity with U.S. GAAP. The historical financial statements of Aimco do not represent the financial position and results of operations of one legal entity, but rather a combination of entities under common control that have been “carved out” from Aimco Predecessor’s financial statements. All significant intercompany balances have been eliminated in consolidation.

All separation related transactions between Aimco and Aimco Predecessor are considered effectively settled through partners’ capital in our condensed consolidated financial statements, other than the Notes Payable to AIR as discussed in Note 3. The settlement of these transactions is reflected as contributions from Aimco Predecessor, net in our condensed consolidated statements of equity and partners’ capital and net change in Aimco Predecessor investment in our condensed consolidated statements of cash flows as financing activities.

Business

As of March 31, 2021, Aimco owned approximately 93.3% of the legal interest in the common partnership units of Aimco Operating Partnership and  94.9% of the economic interest in Aimco Operating Partnership. The remaining 6.7%  legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

We own or lease a portfolio of real estate investments focused primarily on the U.S. multifamily sector. These real estate investments include a portfolio of 24 operating apartment communities with 6,067 apartment homes, diversified by both geography and price point, in 12 states; one commercial office building owned as part of a land assemblage; two residential apartment communities, with 1,055 planned apartment homes, and one hotel, with 106 planned rooms, that we are actively developing and redeveloping; one residential apartment community, currently with 275 apartment homes, in redevelopment planning; and three residential apartment communities, with 499 apartment homes, for which we have completed the redevelopment and are in lease-up, but have not achieved stabilization.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The condensed consolidated balance sheets of Aimco and Aimco Operating Partnership as of December 31, 2020, have been derived from their respective audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2020. Except where indicated, the footnotes refer to both Aimco and Aimco Operating Partnership.

Principles of Consolidation

Aimco’s accompanying condensed consolidated financial statements include the accounts of Aimco, Aimco Operating Partnership, and their consolidated subsidiaries. Aimco Operating Partnership’s condensed consolidated financial statements include the accounts of Aimco Operating Partnership and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain reclassifications have been made to prior period amounts to conform to the current period condensed consolidated financial statement presentation with no effect on the Company’s previously reported results of operations, financial position, or cash flows.

Allocations

The 2020 condensed consolidated statements of operations include allocations of general and administrative expenses from Aimco Predecessor. We consider the basis on which expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. However, the allocations may not include all of the actual expenses that we would have incurred and may not reflect our consolidated results of operations, financial position, and cash flows had it been a stand-alone company during the periods presented. Actual costs that might have been incurred had we been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions we might have performed ourselves or outsourced, and strategic decisions we might have made in areas such as information technology and infrastructure. Following the Separation, AIR, through its subsidiaries, provides Aimco with certain property management and other services, and we perform certain functions using our own resources or purchase services from third parties.

Common Noncontrolling Interests in Aimco Operating Partnership

Common noncontrolling interests in Aimco Operating Partnership consist of common OP Units and are reflected in Aimco’s accompanying condensed consolidated balance sheets as common noncontrolling interests in Aimco Operating Partnership.  Aimco Operating Partnership’s income or loss is allocated to the holders of common OP Units, other than Aimco, based on the weighted-average number of common OP Units (including Aimco) outstanding during the period.  For the three months ended March 31, 2021 and 2020, the holders of common OP Units had a weighted-average economic ownership interest in Aimco Operating Partnership of 5.1%. Substantially all of the assets and liabilities of Aimco are held by Aimco Operating Partnership.

Redeemable Noncontrolling Interest in Consolidated Real Estate Partnership

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

The assets of our consolidated real estate partnerships must first be used to settle the liabilities of the consolidated real estate partnerships. The consolidated real estate partnerships’ creditors do not have recourse to the general credit of Aimco Operating Partnership.

The following table presents a reconciliation of our redeemable noncontrolling interest in consolidated real estate partnership from December 31, 2020, to March 31, 2021 (in thousands):

Balance at December 31, 2020	$4,263
Net loss	(152)
Balance at March 31, 2021	$4,111

Revenue from Leases

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements and other services. For the three months ended March 31, 2021 and 2020, our total lease income was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended March 31,
	2021	2020
Fixed lease income	$36,789	$35,388
Variable lease income	2,954	2,859
Total lease income	$39,743	$38,247

Lessee Arrangements

During the three months ended March 31, 2021, we, as lessee, and AIR, as lessor, entered into finance leases on four properties currently under construction or in lease-up.  The life of three of the leases is 25 years and one lease is for 10 years.  Each lease commenced January 1, 2021 and two of the leases have rent escalations which start at the point the property reaches stabilization. We have provided AIR with residual value guarantees aggregating to $244.7 which provide that if the residual value of the leased assets are less than the specified residual value guarantees at the earlier of lease expiration or termination, we are required to pay the difference. See Note 3 for further details.

As of March 31, 2021, operating and financing right-of-use lease assets of $5.4 million and $437.7 million, respectively, are included in the condensed consolidated balance sheets. For the three months ended March 31, 2021, amortization expense and interest expense related to our finance leases was $1.3 million and $1.7 million, respectively, net of capitalized costs.

As of March 31, 2021, Aimco’s operating leases and financing leases have weighted-average remaining terms of 8.2 years, and 38.7 years, respectively, and weighted-average discount rates of 3.2% and 5.4%, respectively.

Combined minimum annual lease payments, under operating and financing leases, reconciled to the lease liabilities in our condensed consolidated balance sheets, are as follows (in thousands):

	Sublease Income	Operating Lease Future Minimum Rent	Financing Leases Future Minimum Payments
Remainder of 2021	$1,038	$1,083	$19,747
2022	1,393	1,841	26,862
2023	1,403	1,871	27,262
2024	1,413	1,900	28,262
2025	1,423	1,930	28,873
Thereafter	4,959	6,806	1,637,303
Total	$11,629	$15,431	$1,768,309
Less: Discount		(2,006)	(1,334,772)
Total lease liabilities		$13,425	$433,537

For the three months ended March 31, 2021, we capitalized $6.9 million of lease costs associated with active development and redevelopment projects on certain of the underlying property and ground lease assets. No lease costs were capitalized on leased assets for the three months ended March 31, 2020.

Mezzanine Investment

On November 26, 2019, Aimco Predecessor made a five-year, $275.0 million mezzanine loan to Maximus PM Mezzanine A LLC, the partnership owning the “Parkmerced Apartments”, located in southwest San Francisco (the “Mezzanine Investment”). The loan bears interest at a 10% annual rate, accruing if not paid from property operations.

The Separation Agreement provides for AIR to transfer ownership of the subsidiaries that originated and hold the mezzanine loan, a related equity option to acquire a 30% interest in the partnership owning Parkmerced Apartments and the interest rate option, or swaption, that provides partial protection against future refinancing risk through 2024 to Aimco. At the time of the Separation and as of May 17, 2021, legal title of these subsidiaries had not yet transferred to Aimco. Until legal title of the subsidiaries is transferred, AIR is obligated to pass payments on such loan to us, and we are obligated to indemnify AIR against any costs and expenses related thereto. We have the risks and rewards of ownership of the Mezzanine Investment and have recognized an asset related to our right to receive the Mezzanine Investment from AIR.

We recognize as income the net amounts recognized by AIR on its equity investment that are due to be paid to us when collected, which primarily represent the interest accrued under the terms of the underlying mezzanine loan. As of March 31, 2021, the Mezzanine Investment in our condensed consolidated balance sheets represents the assets associated with our indirect interest in the subsidiary that owns Parkmerced Apartments, which we do not consolidate.

The loan is subject to certain risks, including, but not limited to, those resulting from the severe downturn in San Francisco rents, the ongoing disruption due to the COVID-19 pandemic and associated governmental response, and the current economic situation, which may result in all or a portion of the loan not being repaid. In the event we determine that a portion of the Mezzanine Investment is not recoverable, we will recognize an impairment, if appropriate.

Income Tax Benefit

For the three months ended March 31, 2021, $2.7 million of the income tax benefit is related to internal restructuring completed in the first quarter and changes to our effective state rate expected to apply to the reversal of our existing deferred items.

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

Other Assets, net

Other assets were comprised of the following amounts (in thousands):

	March 31, 2021	December 31, 2020
Notes receivable	$37,424	$37,045
Deferred costs, deposits, and other	17,284	17,557
Interest rate options	44,241	13,315
Corporate fixed assets	11,986	12,860
Unconsolidated real estate partnerships	12,927	12,829
Investment in IQHQ	12,500	12,500
Prepaid expenses and other	9,331	10,493
Intangible lease assets, net	5,745	7,264
Due from affiliates	23,959	4,333
Accounts receivable, net of allowances of $1,693 and $1,467 as of March 31, 2021 and December 31, 2020, respectively	3,078	2,660
Total other assets, net	$178,475	$130,856

Note 3 — Transactions with AIR

In conjunction with the Separation, we entered into various separation and transition services agreements with AIR that provide for a framework of our relationship with AIR after the Separation, including: (i) a Separation Agreement setting forth the mechanics of the Separation, the key provisions relating to the separation of our assets and liabilities from those of AIR, and certain organizational matters and conditions; (ii) an Employee Matters Agreement to allocate liabilities and responsibilities relating to employment matters, employee compensation, benefits plans and programs, and other related matters; (iii) agreements pursuant to which AIR will provide property management and related services to us (collectively, the “Property Management Agreements”); (iv) an agreement pursuant to which AIR will provide us with customary administrative and support services on an ongoing basis (the “Master Services Agreement”); and (v) a master leasing agreement where we may enter into leases with AIR with the option to redevelop, develop, or lease-up the subject leased properties, and under which we will have certain lease termination rights (the “Master Leasing Agreement”).

Master Services Agreement

We and AIR entered into a Master Services Agreement, in which AIR will provide us with customary administrative and support services. We are obligated to pay AIR the fully burdened costs in performing the services. We may terminate any or all services on 60 days’ prior written notice, and AIR may terminate individual services, at any time after December 31, 2023.  During the three months ended March 31, 2021, we incurred administrative and support fees of $0.4 million, which is included in general and administrative expenses in our condensed consolidated statements of operations.  We did not incur any fees for the three months ended March 31, 2020.

Property Management Agreements

We entered into several Property Management Agreements with AIR, pursuant to which AIR will provide us with certain property management, property accounting and related services for the majority of our operating properties, and we will pay AIR a property management fee equal to 3% of each respective property’s revenue collected and such other fees as may be mutually agreed upon for various other services. The initial term of each Property Management Agreement is one-year, with automatic one-year renewal periods, unless either party elects to terminate upon delivery of 60 days’ prior written notice to the other party before the end of the term. Neither party is obligated to pay to the other party a termination fee or other penalty upon such termination.

During the three months ended March 31, 2021, we recorded property management and property accounting fees of $1.3 million, which is included in property operating expenses in our condensed consolidated statements of operations.  We did not incur any fees for the three months ended March 31, 2020.

Notes Payable to AIR

On December 14, 2020, we entered into $534.1 million of notes payable to AIR that are secured by a pledge of the equity interest in the entity that holds a portfolio of assets, however, the assets secure existing senior loans of $198.3 million as of March 31, 2021.  The notes mature on January 31, 2024 and bear interest at 5.2%, with accrued interest payable quarterly on January 1, April 1, July 1 and October 1, commencing on April 1, 2021. For the three months ended March 31, 2021, we recognized interest expense of $6.9 million associated with the notes payable to AIR.

Master Leasing Agreement

The Master Leasing Agreement governs the current and any future leasing arrangements between us, as lessee and AIR, as lessor. The initial term of the Master Leasing Agreement is 18 months (expiring on or about June 14, 2022), with automatic annual extensions (subject to each party’s right to terminate upon notice prior to the end of any such extension term). The Master Leasing Agreement provides that each time the parties thereto wish to execute a lease for a particular property, such parties will cause their applicable affiliates to execute a stand-alone lease. The initial annual rent for any leased property is based on the then-current fair market value of the subject property and market NOI cap rates, subject to certain adjustments, and is further subject to periodic escalation as set forth in the applicable lease, and the other terms thereof, including the initial term and extensions. We have the right to terminate any such lease prior to the end of its term once the leased property is stabilized. In connection with such an early termination, AIR will generally have an option (and not an obligation) to pay us an amount equal to the difference between the property’s fair value at stabilization and the initial value of the leasehold interest, at a five percent discount thereto; if AIR does not exercise such option, we will have the right to cause such property to be sold to a third party, with AIR guaranteed to receive an amount equal to the difference between the property’s fair market value at stabilization and the initial value of the leasehold interest and we will retain any excess proceeds. In the event of such sale of the property, we may also elect to purchase the property at a purchase price equal to the fair market value as agreed upon at the time of lease inception (and may subsequently sell the property to a third party, subject to AIR’s right of first refusal during the first year following our acquisition). If AIR elects not to pay the fee for the development or redevelopment-related improvements, and we decline to purchase the property or cause its sale to a third party, we may elect to rescind our termination of the applicable lease and instead continue such lease in effect in accordance with its terms.

We, as lessee, and AIR, as lessor, entered into leases of four properties currently under construction or in lease-up. The four properties include (i) North Tower at Flamingo Point in Miami Beach, Florida, (ii) The Fremont Residences on the Anschutz Medical Campus in Aurora, Colorado, (iii) Prism in Cambridge, Massachusetts, and (iv) 707 Leahy Apartments in Redwood City, California. According to the terms of the lease agreements, we had the option to complete the on-going development and redevelopment of such properties and their lease-ups, which we elected on January 1, 2021.

The life of each lease is 25 years except for Prism, which has a lease term of 10 years.  Each lease commenced on January 1, 2021. Initial monthly lease payments approximate $2.1 million with aggregate total lease payments of approximately $611.9 million. The initial fair market values of the leased assets at the time of lease inception was determined to be $469.0 million in the aggregate. In connection with the commencement of the leases, we assumed $70.8 million of estimated obligations pursuant to certain construction contracts.

Acquisitions

In February 2021, we acquired The Benson Hotel and Faculty Club (“Benson Hotel”) development property for $6.2 million, net of outstanding construction liabilities of $0.9 million. The development property consists of land and initial construction costs.  The project is expected to be completed in the first quarter of 2023.

Due to and from AIR

As of March 31, 2021, we have amounts due to and due from AIR of $23.9 million and $24.0 million, respectively. The amounts due to AIR primarily consist of invoices paid on our behalf and accrued interest on the notes payable to AIR. The amounts due from AIR primarily consists of net cash flows generated by our operating properties.

Terry Considine Service Arrangement

In conjunction with the Separation, the Company entered into an arrangement with AIR with respect to the services of Terry Considine, an Aimco board member and our former Chief Executive Officer, for services to be rendered by Mr. Considine separate from his services as a board member, including, but not limited to (i) short and long term strategic direction and advice; (ii) transition and executive support to officers and; (iii) advice and consultation with respect to strategic growth and acquisition activities.  The Company is obligated to reimburse AIR for all base salary, short-term incentive amounts and long-term incentive amounts payable by AIR to Mr. Considine for the calendar year 2021under the terms of his employment agreement with AIR that are in excess of $1 million, collectively.  For the three months ended March 31, 2021, we have recorded $1.45 million in associated service fees in general and administrative expenses in our condensed consolidated statements of operations.  As of March 31, 2021, accrued service fees of $1.45 million are included in accrued liabilities and other and in our condensed consolidated balance sheets.

Guarantee Liability

Legal liabilities that relate to occurrences prior to the Separation, including environmental liabilities related to properties that were no longer owned by Aimco or AIR at the time of the Separation, pursuant to the terms of the Separation Agreement, are borne by Aimco Operating Partnership up to the first $17.5 million of such liabilities, in the aggregate, and borne by AIR Operating Partnership for any such liabilities in excess of $17.5 million.

On the date of Separation, we recognized a guarantee liability of $16.4 million based on an estimate of the expected future cash flows required to settle the legal liabilities, including, but not limited to, remediation, settlement and legal costs, discounted by an estimated market discount rate of 4.25%.  The guarantee liability is systematically reduced as costs related to the legal liabilities are incurred, which we estimate will occur through 2023.  For the three months ended March 31, 2021, the guarantee liability was reduced by $1.3 million. As of March 31, 2021, the guarantee liability of $15.1 million is included in accrued liabilities and other in our condensed consolidated balance sheets.

Note 4 — Commitments and Contingencies

Commitments

In connection with our development, redevelopment, and other capital additions activities, we have entered into various construction-related contracts and we have made commitments to complete development and redevelopment of certain real estate, pursuant to financing or other arrangements. As of March 31, 2021, our commitments related to these capital activities totaled approximately $266.4 million most of which we expect to incur during the next 12 months.

We enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.

We have a commitment to fund an additional $37.5 million to IQHQ and currently expect to incur this investment over the next two years. We also have unfunded commitments related to three investments in privately held entities that develop technology related to the real estate industry (“RETV”) in the amount of $1.1 million, the timing of which is uncertain.

Legal Matters

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business.  While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Note 5 — Earnings and Dividends per Share and Unit

Aimco and Aimco Operating Partnership calculate basic earnings per common share and basic earnings per common unit based on the weighted-average number of shares of common stock and common partnership units outstanding. We calculate diluted earnings per share and diluted earnings per unit taking into consideration dilutive common stock and common partnership unit equivalents and dilutive convertible securities outstanding during the period.

The common shares and common partnership units outstanding at the Separation date are reflected as outstanding for all periods prior to the Separation for purposes of determining earnings per share and per unit.

Our common stock and common partnership unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. These equivalents also include unvested TSR Restricted Stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and common partnership units outstanding equal to the number of the shares that vest. Common partnership unit equivalents also include unvested long-term incentive partnership units. We include in the denominator securities with dilutive effect in calculating diluted earnings per share and per unit during these periods.

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

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the three months ended March 31, 2021 and 2020, are as follows (in thousands, except per share and per unit data):

	Three Months Ended March 31,
	2021	2020
Earnings per share
Numerator:
Net income attributable to Aimco common stockholders	$20,214	$4,427

Denominator – shares:
Basic weighted-average Common Stock outstanding	148,914	148,549
Diluted share equivalents outstanding	132	20
Diluted weighted-average Common Stock outstanding	149,046	148,569

Earnings per share – basic	$0.14	$0.03
Earnings per share – diluted	$0.14	$0.03

Earnings per unit
Numerator:
Net income attributable to Aimco Operating Partnership's common unitholders	$21,295	$4,663

Denominator – units
Basic weighted-average common partnership units outstanding	156,882	156,480
Diluted partnership unit equivalents outstanding	132	20
Diluted weighted-average common partnership units outstanding	157,014	156,500

Earnings per unit – basic	0.14	$0.03
Earnings per unit – diluted	0.14	$0.03

Note 6 — Fair Value Measurements

Recurring Fair Value Measurements

In 2020, we paid an upfront premium of $12.1 million for the option to enter into an interest rate swap at a future date. This interest rate option, or swaption, provides partial protection against our refinancing interest rate risk and is intended to mitigate interest rate increases between now and October 2024. We receive a cash settlement in the future if the prevailing interest rate is higher than the 1.68% five year swap strike price. The amount of future cash settlement is capped if the prevailing interest rate exceeds 2.78%. Alternatively, if interest rates were to decrease below the specified strike price, we would not receive a cash settlement.

During the three months ended March 31, 2021, we paid an upfront premium of $5.6 million (including transaction costs) for the option to enter into an interest rate swap at a future date. This interest rate option, or swaption, provides partial protection against our refinancing interest rate risk relative to our notes payable to AIR and is intended to mitigate interest rate increases between now and January 2024.  We receive a cash settlement in the future if the prevailing interest rate is higher than the 3% strike price on the five year swap rate.  Alternatively, if interest rates were to decrease below the specified strike price, we would not receive a cash settlement.

We measure at fair value on a recurring basis our interest rate options, which are presented in other assets in our condensed consolidated balance sheets. Our interest rate options are classified within Level 2 of the GAAP fair value hierarchy, and we estimate their fair value using pricing models that rely on observable market information, including contractual terms, market prices, and interest rate yield curves. The fair value adjustment is included in earnings in Unrealized gains on interest rate options in our condensed consolidated statements of operations. Changes in fair value are reflected as a non-cash transaction in adjustments to arrive at cash flows from operations, and the upfront premium is reflected in Purchase of interest rate option in our condensed consolidated statements of cash flows.

We have investments of $2.3 million in RETV consisting of three privately held entities that develop technology related to the real estate industry. These investments are measured at net asset value (“NAV”) as a practical expedient.

The following table summarizes fair value for our interest rate options and our investment in RETV (in thousands):

	As of March 31, 2021				As of December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Interest rate options	$44,241	$—	$44,241	$—	$13,315	$—	$13,315	$—
Investment in RETV (1)	2,342	—	—	—	2,293	—	—	—
(1)	Investments measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable and payables approximated their fair value as of March 31, 2021, and December 31, 2020, due to their relatively short-term nature and high probability of realization. We estimate the fair value of our non-recourse property debt and notes payable to AIR using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, debt service coverage ratios, and loan to value ratios. We classify the fair value of our non-recourse property debt within Level 2 of the GAAP fair value hierarchy based on the significance of certain of the unobservable inputs used to estimate its fair value.

The carrying amount of the notes payable to AIR approximated their fair value at both March 31, 2021 and December 31, 2020.

The following table summarizes carrying value and fair value for our non-recourse property debt (in thousands):

	As of March 31, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$431,336	$451,675	$449,510	$467,010

Note 7 — Variable Interest Entities

Consolidated Entities

Aimco consolidates Aimco Operating Partnership, a variable interest entity (“VIE”) of which Aimco is the primary beneficiary. Aimco, through Aimco Operating Partnership, consolidates all VIEs for which it is the primary beneficiary. Substantially all of the assets and liabilities of Aimco are that of Aimco Operating Partnership.

The VIEs that Aimco Operating Partnership consolidates owns interests in real estate. We are the primary beneficiary of the VIEs because we have the power to direct the activities that most significantly impact the entities’ economic performance and have a substantial economic interest. We have six unconsolidated VIEs for which we are not the primary beneficiary because we are not the decision maker.

The details of our consolidated and unconsolidated VIEs, excluding those of Aimco Operating Partnership, are summarized in the table below as of March 31, 2021 and December 31, 2020 (in thousands, except for VIE count):

	March 31, 2021		December 31, 2020
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Count of VIEs	6	6	2	6
Assets
Real estate, net	$439,513	$—	$310,552	$—
Mezzanine investment	—	314,829	—	307,362
Right-of-use lease assets	437,697	—	92,709	—
Other assets, net	15,850	25,427	16,949	25,329
Liabilities
Deferred tax liabilities	129,729	—	133,842	—
Accrued liabilities and other	18,700	—	7,106	—
Lease liabilities	433,537	—	86,781	—

Assets of our consolidated VIEs must first be used to settle the liabilities of the VIE.  The consolidated VIEs’ creditors do not have recourse to our general credit.

Unconsolidated Real Estate Partnerships

We own an interest in four apartment communities in San Diego, California, of which we are not the primary beneficiary. Our investment balance of $12.9 million and $12.8 million as of March 31, 2021 and December 31, 2020, respectively, represents our maximum exposure to loss in these VIEs. Our other unconsolidated VIE is insignificant to our condensed consolidated balance sheets for both periods presented.

Under the terms of the Separation Agreement, AIR has legally assigned all risks and rewards of ownership in its interest in a partnership that owns Parkmerced Apartments, of which it is not the primary beneficiary. Our investment balance of $314.8 million as of March 31, 2021, reflected in Mezzanine Investment in our condensed consolidated balance sheets, represents our indirect interest in Parkmerced Apartments notes receivable through our agreement with AIR and represents our maximum exposure to loss in this VIE.

Note 8 — Business Segments

We have three segments: (i) Development and Redevelopment, (ii) Operating Portfolio, and (iii) Other.

Our Development and Redevelopment segment includes residential apartment communities, including associated commercial space, that are under construction or have not achieved stabilization. Our Operating Portfolio segment includes majority owned residential communities that have achieved stabilized level of operations as of January 1, 2020 and maintained it throughout the current year and comparable period. We aggregate all our apartment communities that have reached stabilization into our Operating Portfolio. Our Other segment consists of 1001 Brickell Bay Drive, our only commercial real estate property.  We realigned our segments during the fourth quarter 2020 and have restated historical periods to conform with current segment presentation.

Our chief operating decision maker (“CODM”) uses cash flow, construction timeline to completion and actual versus budgeted results to evaluate our properties in our Development and Redevelopment segment. Our CODM uses proportionate property net operating income to assess the operating performance of our Operating Portfolio. Proportionate property net operating income is defined as our share of rental and other property revenues, excluding reimbursements, less direct property operating expenses, net of utility reimbursements, for consolidated communities. In our condensed consolidated statements of operations, utility reimbursements are included in rental and other property revenues, in accordance with GAAP.

As of March 31, 2021, our Development and Redevelopment segment includes three real estate investments: Upton Place, Hamilton on the Bay and The Benson Hotel. The Development and Redevelopment segment also includes our four leased properties of which, one is under construction and three are in lease-up, but have not achieved stabilization.  Our Operating Portfolio segment includes 24 consolidated apartment communities with 6,067 apartment homes. Our Other segment includes one office building.

The following tables present the revenues, proportionate property net operating income, and income before income tax benefit of our segments on a proportionate basis, excluding amounts related to our proportionate share of four apartment communities with   apartment homes that we neither manage nor consolidate, for the three months ended March 31, 2021 and 2020 (in thousands):

	Development and Redevelopment	Operating Portfolio	Other	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Three months ended March 31, 2021:
Rental and other property revenues	$2,257	$32,689	$3,027	$1,830	$1	$39,804
Property operating expenses	1,867	11,170	985	1,706	1,214	16,942
Other operating expenses not allocated to segments (2)	—	—	—	—	27,028	27,028
Total operating expenses	1,867	11,170	985	1,706	28,242	43,970
Proportionate property net operating income	390	21,519	2,042	124	(28,241)	(4,166)
Other items included in income before income tax benefit (3)	—	—	—	—	20,500	20,500
Income before income tax benefit	$390	$21,519	$2,042	$124	$(7,741)	$16,334

	Development and Redevelopment	Operating Portfolio	Other	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Three months ended March 31, 2020:
Rental and other property revenues	$—	$33,361	$3,277	$1,671	$—	$38,309
Property operating expenses	—	10,510	990	1,547	2,302	15,349
Other operating expenses not allocated to segments (2)	—	—	—	—	21,109	21,109
Total operating expenses	—	10,510	990	1,547	23,411	36,458
Proportionate property net operating income	—	22,851	2,287	124	(23,411)	1,851
Other items included in income before income tax benefit (3)	—	—	—	—	681	681
Income before income tax benefit	$—	$22,851	$2,287	$124	$(22,730)	$2,532

(1)

Represents adjustments for the redeemable noncontrolling interest in consolidated real estate partnership’s share of the results of consolidated communities in our segments, which are included in the related consolidated amounts, but excluded from proportionate property net operating income for our segment evaluation. Also includes the reclassification of utility reimbursements from revenues to property operating expenses for the purpose of evaluating segment results. Utility reimbursements are included in rental and other property revenues in our condensed consolidated statements of operations prepared in accordance with GAAP.

(2)

Other operating expenses not allocated to segments consists of depreciation and amortization, general and administrative expense, and other operating expenses which are not included in our measure of segment performance.

(3)	Other items included in income before income tax benefit consists primarily of interest expense, unrealized gain on our interest rate options and mezzanine investment income, net.

Net real estate and non-recourse property debt, net, of our segments were as follows (in thousands):

	Development and Redevelopment	Operating Portfolio	Other	Total
As of March 31, 2021:
Buildings and improvements	$114,950	$775,140	$160,727	$1,050,817
Land	58,491	298,459	150,018	506,968
Total real estate	173,441	1,073,599	310,745	1,557,785
Accumulated depreciation	(772)	(482,026)	(28,817)	(511,615)
Net real estate	$172,669	$591,573	$281,928	$1,046,170

Non-recourse property debt, net	$—	$429,873	$—	$429,873

	Development and Redevelopment	Operating Portfolio	Other	Total
As of December 31, 2020:
Buildings and improvements	$61,813	$772,786	$160,517	$995,116
Land	56,676	298,459	150,018	505,153
Total real estate	118,489	1,071,245	310,535	1,500,269
Accumulated depreciation	(447)	(469,873)	(24,690)	(495,010)
Net real estate	$118,042	$601,372	$285,845	$1,005,259

Non-recourse property debt, net	$—	$447,967	$—	$447,967

In addition to the amounts disclosed in the tables above, the Development and Redevelopment segment right-of-use lease assets and lease liabilities as of March 31, 2021 aggregated to $437.7 million and $433.5 million, respectively, related to our investments in Upton Place, North Tower of Flamingo Point, 707 Leahy, The Fremont, and Prism. As of December 31, 2020, the Development and Redevelopment segment right-of-use lease assets and lease liabilities totaled $92.7 million and $86.8 million, respectively, related to our investment in Upton Place.

Note 9 – Subsequent Events

On April 15, 2021, the Company entered into a $150 million variable-rate non-recourse construction loan collateralized by our leasehold interest and AIR’s fee ownership interest in Flamingo North Tower. The initial term of the loan is three years and bears interest at LIBOR plus 360 basis points subject to a minimum all-in per annum interest rate of 3.85%.  Certain consolidated subsidiaries have indemnified AIR for any losses it incurs as a result of a default on the loan by Aimco.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report on Form 10-Q contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding: the ongoing relationship between Aimco and AIR (the “Separate Entities”) following the Separation; the impact of the COVID-19 pandemic, including on our ability to maintain current or meet projected occupancy, rental rate and property operating results; the effect of acquisitions, dispositions, developments, and redevelopments; our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our development and redevelopment investments; expectations regarding sales of our apartment communities and the use of proceeds thereof; the availability and cost of corporate debt; and our ability to comply with debt covenants, including financial coverage ratios.

These forward-looking statements are based on management’s judgment as of this date, which is subject to risks and uncertainties. Risks and uncertainties that could cause actual results to differ materially from our expectations include, but are not limited to: the effects of the coronavirus pandemic on Aimco’s business and on the global and U.S. economies generally, and the ongoing, dynamic and uncertain nature and duration of the pandemic, all of which heightens the impact of the other risks and factors described herein, and the impact on entities in which Aimco holds a partial interest, including its indirect interest in the partnership that owns Parkmerced Apartments, and the impact of coronavirus related governmental lockdowns on Aimco’s residents, commercial tenants, and operations; real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location and quality of competitive new housing supply; the timing and effects of acquisitions, dispositions, developments and redevelopments; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; financing risks, including the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of real estate presently or previously owned by Aimco; the relationship between Aimco and Separate Entities after the Separation; the ability and willingness of the Separate Entities and their subsidiaries to meet and/or perform their obligations under the contractual arrangements that were entered into among the parties in connection with the separation and any of their obligations to indemnify, defend and hold the other party harmless from and against various claims, litigation and liabilities; and the ability to achieve some or all the benefits that we expect to achieve from the Separation; and such other risks and uncertainties described from time to time in filings by Aimco or the Separate Entities with the Securities and Exchange Commission (“SEC”).

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

Readers should also carefully review the section entitled “Risk Factors” described in Item 1A of Apartment Investment and Management Company’s and Aimco OP L.P.’s combined Annual Report on Form 10-K for the year ended December 31, 2020, and subsequent documents we file from time to time with the SEC.

As used herein and except as the context otherwise requires, “we,” “our,” and “us” refer to Apartment Investment and Management Company (which we refer to as Aimco), Aimco OP L.P. (which we refer to as Aimco Operating Partnership) and their consolidated subsidiaries, collectively.

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

We rely on the skills and experience of our team in building a broad portfolio of value-add real estate investments, primarily focused on the multifamily sector and located within the continental United States. We plan to fund our investment activities through the redeployment of Aimco equity in combination with debt and third-party equity in order to improve our returns on invested capital and to grow assets under management.

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

  We expect to have a broad set of investment opportunities due to our national platform, management’s deep connections in the local markets in which we invest, and various strategic relationships. These opportunities may include, but are not limited to, portfolio acquisitions, programmatic joint ventures, debt placements, operational turnarounds, and re-entitlements. Aimco will undertake such opportunistic value-add transactions when warranted by the prospect of outsized risk-adjusted returns.

•	Owning a portfolio of stabilized properties

We own a geographically diversified portfolio of stabilized properties that produces stable cash flow and serves to balance the risk and highly variable cashflows associated with our portfolio of development and redevelopments and value-add investments. We expect to maintain, at any given time, an allocation of capital to stabilized operating properties of no less than 30% of Aimco equity.

•	Maintaining sufficient liquidity and utilizing financial leverage

We are highly focused on the importance of maintaining ample liquidity and of limiting our exposure to any single investment. On March 31, 2021, our cash on hand plus capacity to borrow on our revolving credit facility equaled $385.3 million.

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

Results for the Three Months Ended March 31, 2021

The results from the execution of our business plan during the three months ended March 31, 2021, are further described below.

Financial Highlights

Net income attributable to Aimco common stockholders per common share, on a dilutive basis, was $0.14 per share, an increase of $0.11 during the three months ended March 31, 2021, compared to 2020, due primarily to unrealized gains on our interest rate options.

Our business is organized around five areas of strategic focus: development and redevelopment; asset management; investment activity; balance sheet; and team and culture.

Development and Redevelopment

Construction Activity

During the three months ended March 31, 2021, we invested approximately $45.8 million at our development and redevelopment projects.

•

At the North Tower of Flamingo Point in Miami Beach, Florida, the major redevelopment continues on plan with approximately $43.0 million remaining to invest and a target to complete construction in 2022 and reach stabilization in 2023.

•

At Upton Place in Washington D.C., construction activities began in January 2021 and are progressing on budget with approximately $221.1 million remaining to complete construction and on schedule for completion in 2024.

•

As previously announced, we began construction on The Benson Hotel and Faculty Club on the Anschutz Medical Campus in Aurora, Colorado. We expect a remaining investment of approximately $52.0 million with completion planned for the first quarter of 2023.

Lease-up Progress

During the three months ended March 31, 2021, Aimco held three properties where newly constructed or renovated homes had been delivered but stabilization had not yet been reached.

•	At 707 Leahy, in Redwood City, California, all apartment homes had been delivered and construction was complete as of 4Q 2020. As of March 31, 2021, the 110-unit property was 71% leased.
•

At The Fremont on the Anschutz Medical Campus in Aurora, Colorado, all apartment homes had been delivered and construction was complete as of 4Q 2020.  As of March 31, 2021, the 253-unit property was 54% leased.

•	At Prism, located in Cambridge, Massachusetts, all apartment homes had been delivered and construction was complete as of 1Q 2021. As of March 31, 2021 the 136-unit property was 22% leased.

The pace of absorption at these properties accelerated during April and early May as local economies reopen and we enter the prime leasing season. In April, leasing volume increased by more than a third when compared to March, and leasing in May is projected to outpace April.

Asset Management

Operating Properties

We own a geographically diversified portfolio of operating properties that produces stable cash flow and serves to balance the risk and highly variable cashflows associated with its portfolio of development and redevelopments and value-add investments. Our Operating Portfolio produced solid results for the three months ended March 31, 2021. Highlights include:

•

Average daily occupancy at our Operating Portfolio of 97.6% for the three months ended March 31, 2021, a 70-basis point improvement from the three months ended December 31, 2020, and equal to the three months ended March 31, 2020.

•

Average revenue per occupied unit at our Operating Portfolio of $1,852 for the three months ended March 31, 2021, down 2.0% year over year and essentially flat to the three months ended December 31, 2020.

•	Revenue, before utility reimbursements, was $32.7 million for the three months ended March 31, 2021, down 2.0% year over year but up 0.6% from the three months ended December 31, 2020.
•

Expenses, net of utility reimbursements were $11.2 million for the three months ended March 31, 2021, up 6.3% year over year and up 5.2% from the three months ended December 31, 2020. The year over year increase is due primarily to higher real estate taxes and insurance with the sequential increase due primarily to seasonal net utility costs and snow removal. Sequentially, expenses outside of these seasonal items were favorable 50 basis points.

•	Net operating income for our Operating Portfolio decreased by 5.8% year over year, for the three months ended March 31, 2021, and down 1.6% from the three months ended December 31, 2020.

We measure residential rent collection as the amount of payments received as a percentage of all residential amounts owed. In the three months ending March 31, 2021, we collected 97.5% of all amounts owed by Aimco residents and recognized 98.4% of revenue, reserving 160 basis points as bad debt.

1001 Brickell Bay Drive, a waterfront office building in Miami, FL owned as part of a larger assemblage, is currently 72.4% occupied with 100% of rents due collected, in the first quarter.

Other Investments

Parkmerced Mezzanine Investment: On November 26, 2019, Aimco Predecessor made a five-year, $275.0 million mezzanine loan to a partnership owning Parkmerced Apartments, located in southwest San Francisco (the “Mezzanine Investment”). The loan bears interest at a 10% annual rate, accruing if not paid from property operations. The Separation Agreement provides for AIR to transfer ownership of the subsidiaries that originated and hold the mezzanine loan, a related equity option to acquire a 30% interest in the partnership owning Parkmerced Apartments and the interest rate option, or swaption, that provides partial protection against future refinancing risk through 2024 to Aimco.  At the time of the Separation and as of May 17, 2021, legal title of these subsidiaries had not yet transferred to Aimco. Until legal title of the subsidiaries is transferred, AIR is obligated to pass payments on such loan to us, and we are obligated to indemnify AIR against any costs and expenses related thereto. We have the risks and rewards of ownership of the Mezzanine Investment and have recognized an asset related to our right to receive the Mezzanine Investment from AIR.

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

Investment Activity

Leasehold Agreements: On January 1, 2021, terms commenced on the leasehold agreements with AIR for 707 Leahy, The Fremont, Prism, and Flamingo Point North Tower. The combined initial value of leasehold interest, as indicative of the initial fair market values of the leased assets at the time of lease inception, was $469.0 million. The combined annual leasehold payment for these four assets is $25.3 million. We expect the total development and redevelopment expenditures related to these assets to be approximately $70.8 million with $24.1 million having been invested as of March 31, 2021. The lease agreements provide Aimco the right to terminate each lease once the leased property is stabilized with AIR then having the option to retain ownership of the land and purchase the improvements from Aimco. Should AIR exercise their option, Aimco would be due the difference between the property’s fair-market value at stabilization and the initial value of the leasehold interest, less a 5% discount.

Acquisitions: In February 2021, we purchased, for $6.2 million, 1.5-acres of fully entitled land on the Anschutz Medical Campus in Aurora, CO plus options allowing for the purchase of an additional 5.2 acres that will accommodate more than 750,000 square feet of new development.  The 1.5-acre site is now being developed as The Benson Hotel and Faculty Club (“Benson Hotel”) which represents a critical step in advancement of the campus masterplan. The purchase is net of outstanding construction liabilities of $0.9 million.

The Aimco team continues to actively source and evaluate a wide range of potential investment opportunities.

Balance Sheet

Aimco capitalizes its activities through a combination of non-recourse property debt, construction loans, third-party equity, and the recycling of Aimco equity, including through retained earnings. We plan to limit the use of recourse leverage, with a strong preference towards property-level debt in order to limit risk to the Aimco enterprise. When warranted, we plan to seek equity capital from joint venture partners to improve its cost of capital, further leverage Aimco equity, reduce exposure to a single investment and, in certain cases, for strategic benefits.

We are highly focused on the importance of maintaining ample liquidity. As of March 31, 2021, we had access to $385.3 million, including $226.1 million of cash on hand, $9.2 million of restricted cash, and the capacity to borrow up to $150 million on our revolving credit facility. Please refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

In evaluating our financial condition and operating performance we use non-GAAP measures, including Adjusted EBITDAre, which we believe is useful to investors and creditors as a supplemental measure of our ability to incur and service debt. Our Adjusted EBITDAre for the three months ended March 31, 2021 was $16.7 million. Please refer to the Non-GAAP Measures section for further information about the calculation of Adjusted EBITDAre and our leverage ratios. Please refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

Financing Activity

On April 15, 2021, the Company entered into a $150 million variable-rate non-recourse construction loan collateralized by our leasehold interest and AIR’s fee ownership interest in Flamingo North Tower. The initial term of the loan is three years and bears interest at LIBOR plus 360 basis points subject to a minimum all-in per annum interest rate of 3.85%.  Certain consolidated subsidiaries have indemnified AIR for any losses it incurs as a result of a default on the loan by Aimco

Financial Results of Operations

We have three segments: (i) Development and Redevelopment, (ii) Operating Portfolio, and (iii) Other. Our Development and Redevelopment segment includes properties that are under construction, in pre-construction, or have not achieved stabilization. The Development and Redevelopment segment also includes our four leased properties, one is under construction and three are operational but have not achieved stabilization. Our Operating Portfolio segment includes majority owned residential communities that have achieved stabilized levels of operations as of January 1, 2020 and maintained it throughout the current year and comparable period. Our Other segment consists of 1001 Brickell Bay Drive, our only commercial real estate property.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements included in Item 1.

Net income increased by $8.5 million during the three months ended March 31, 2021, compared to 2020, respectively, as described more fully below.

Detailed Results of Operations for the Three Months Ended March 31, 2021, Compared to the Three Months Ended March 31, 2020.

Property Results

As of March 31, 2021, our Development and Redevelopment segment included three properties that were under construction, three properties in lease-up and Hamilton on the Bay, which is being prepared for construction, our Operating Portfolio segment included 24 communities with 6,067 apartment homes, and our Other segment includes one office building.

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

Proportionate Property Net Operating Income

The results of our segments for the three months ended March 31, 2021 and 2020, as presented below, are based on segment classifications as of March 31, 2021.

	Three Months Ended March 31,		Historical Change
(in thousands)	2021	2020	$	%
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$2,257	$—	$2,257	100%
Operating Portfolio	32,689	33,361	(672)	(2.0%)
Other	3,027	3,277	(250)	(7.6%)
Total	37,973	36,637	1,336	3.6%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	1,867	—	1,867	100%
Operating Portfolio	11,170	10,510	660	6.3%
Other	985	990	(5)	(0.5%)
Total	14,022	11,500	2,522	21.9%
Proportionate property net operating income:
Development and Redevelopment	390	—	390	100%
Operating Portfolio	21,519	22,851	(1,332)	(5.8%)
Other	2,042	2,287	(245)	(10.7%)
Total	$23,951	$25,138	$(1,187)	(4.7%)

For the three months ended March 31, 2021, compared to 2020, our Operating Portfolio proportionate property net operating income decreased by $1.3 million, or 5.8%. This decrease was attributable to a $0.7 million, or 2.0%, decrease in rental and other property revenues due to lower average revenues of $37 per apartment home and a $0.7 million, or 6.3%, increase in property operating expenses due primarily to higher real estate taxes and insurance.

For the three months ended March 31, 2021, compared to 2020, total proportionate property net operating income decreased by $1.2 million, or 4.7%.

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

Depreciation and Amortization

For the three months ended March 31, 2021 depreciation and amortization expense was higher by $1.4 million when compared to the same period ended in 2020.

General and Administrative Expenses

For the three months ended March 31, 2021, compared to 2020, general and administrative expenses increased by $4.5 million due primarily to the difference of allocating costs in 2020 and the actual costs experienced running the separate business in 2021.

Interest Expense

For the three months ended March 31, 2021, compared to 2020, interest expense increased by $7.0 million, or 124.3%, due primarily to interest associated with the notes payable to AIR entered into in conjunction with the Separation.

Mezzanine Investment Income, Net

On November 26, 2019, we made a five-year, $275.0 million mezzanine loan to a partnership owning Parkmerced Apartments, located in southwest San Francisco. The loan is junior to a $1.5 billion first mortgage position and bears interest at a 10% annual rate, accruing if not paid from property operations. At March 31, 2021, the total receivable including accrued and unpaid interest was $314.8 million. During the three months ended March 31, 2021 and 2020, we recognized $0.7 million and $0.7 million, respectively, of income in connection with the mezzanine loan.

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

Unrealized Gains on Interest Rate Options

We are required to adjust our interest rate options to fair value on a quarterly basis. As a result of the mark to market adjustment we recorded an unrealized gain in the amount of $25.3 million.

Other Expenses, Net

Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses and certain non-recurring items. For the three months ended March 31, 2021, compared to 2020, other expenses, net decreased by $0.8 million.

Income Tax Benefit

Certain of our operations, including our Development and Redevelopment activities, are conducted through taxable REIT subsidiaries, or TRS entities. Additionally, our TRS entities hold investments in one of our apartment communities and 1001 Brickell Bay Drive.

Our income tax benefit calculated in accordance with GAAP includes income taxes associated with the income or loss of our TRS entities.  Income taxes, as well as changes in valuation allowance and incremental deferred tax items in conjunction with intercompany asset transfers and internal restructurings (if applicable), are included in income tax benefit in our condensed consolidated statements of operations.

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and gains retained by the REIT. For the three months ended March 31, 2021 and 2020, we had consolidated net loss subject to tax of $9.5 million and $4.4 million, respectively.

For three months ended March 31, 2021, we recognized income tax benefit of $5.1 million, compared to $2.0 million during the same period in 2020. The change is due primarily to income tax benefit associated with internal restructuring completed in the first quarter and changes to our effective state rate expected to apply to the reversal of our existing deferred items.

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

Our critical accounting policies are described in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the financial condition, results of operations, and cash flows for all periods presented.

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

EBITDAre is defined by Nareit and provides for an additional performance measure independent of capital structure for greater comparability between real estate investment trusts. We define Adjusted EBITDAre as EBITDAre adjusted to exclude the effect of net income attributable to noncontrolling interests in consolidated real estate partnerships and EBITDAre adjustments attributable to noncontrolling interests, and unrealized gain on interest rate options to allow investors to compare a measure of our earnings before the effects of our capital structure and indebtedness with that of other companies in the real estate industry. Additionally, we exclude interest income recognized on our Mezzanine Investment that was accrued but not paid during the three months ended March 31, 2021.

The reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2021 and 2020, is as follows (in thousands):

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Net income	$21,434	$4,555
Adjustments:
Interest expense	12,677	5,651
Income tax benefit	(5,100)	(2,023)
Depreciation and amortization	20,717	19,347
Adjustment related to EBITDAre of unconsolidated partnerships	215	211
EBITDAre	$49,943	$27,741
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	(291)	5
Net income attributable to redeemable noncontrolling interest consolidated real estate partnership	152	103
EBITDAre adjustments attributable to noncontrolling interests	(270)	(241)
Interest income received on Mezzanine Investment	(7,467)	(6,747)
Unrealized gains on interest rate options	(25,347)	-
Adjusted EBITDAre	$16,720	$20,861

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary sources of liquidity are cash flows from operations and borrowing capacity under our loan agreements.

As of March 31, 2021, our available liquidity was $385.3 million. We have commitments for, and expect to spend, approximately $320 million on development and redevelopment projects underway.

As of March 31, 2021, our available liquidity was $385.3 million, which consists of:

•	$226.1 million in cash and cash equivalents;
•	$9.2 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance; and
•	$150.0 million of available capacity to borrow under our revolving secured credit facility.

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

Leverage and Capital Resources

The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Currently, interest rates are low compared to historical levels, and financing is readily available.  Any adverse changes in the lending environment could negatively affect our liquidity. We believe we have mitigated much of this exposure by reducing repricing risks. However, if property or development financing options become unavailable for our future debt needs, we may consider alternative sources of liquidity, such as reductions in capital spending or proceeds from apartment community dispositions.

As of March 31, 2021, approximately 45% of our leverage consisted of property-level, non-recourse, long-dated, amortizing debt. Approximately 87% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates, and inflation. The weighted-average remaining term to maturity of our property-level debt was 5.6 years and a weighted-average interest rate of 3.09%.

While our primary source of leverage is property-level debt which includes construction loans, we also have a credit facility with a syndicate of financial institutions. As of March 31, 2021, we had no outstanding borrowings under our revolving secured credit facility, swingline loan sub-facility and letter of credit sub-facility and had capacity to borrow up to $150.0 million.

As of March 31, 2021, approximately 55% of our leverage consisted of notes payable to AIR, with a fixed interest rate of 5.2% and a term to maturity of 2.8 years.

Under our revolving secured credit facility, we have agreed to maintain a fixed charge coverage ratio of 1.25x, minimum tangible net worth of $625 million, and maximum leverage of 60% as defined in the credit agreement. We are currently in compliance and expect to remain in compliance with these covenants.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1 of this report.

Operating Activities

For the three months ended March 31, 2021, net cash provided by operating activities was $2.3 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the three months ended March 31, 2021, decreased by $13.2 million compared to the same period ended in 2020. The decrease was due to lower contribution from our Operating Properties and Development and Redevelopment communities, which were negatively impacted by the pandemic and governmental lockdown.

Investing Activities

For the three months ended March 31, 2021, our net cash used in investing activities of $37.9 million consisted primarily of capital expenditures and cash used in the purchase of Benson Hotel and construction costs on our development properties.

Total capital additions totaled $31.7 million and $6.7 million during the three months ended March 31, 2021 and 2020, respectively. We have generally funded capital additions with available cash and cash provided by operating activities.

We exclude the amounts of capital spending related to commercial spaces and to apartment communities sold or classified as held for sale at the end of the period from the foregoing measures. We have also excluded from these measures indirect capitalized costs, which are not yet allocated to communities with capital additions, and their related capital spending categories.

For further details regarding our development and redevelopment activities, including apartment communities constructed and delivered refer to the Executive Overview section above.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2021 increased by $18.9 million compared to three months ended March 31, 2020, primarily due principal payments on our non-recourse property debt and a purchase of an interest rate option.

Future Capital Needs

We expect to fund any future acquisitions, redevelopment, development, and other capital spending principally with proceeds from operating cash flows, short-term borrowings, debt and equity financing. Our near-term business plan does not contemplate the issuance of equity. We believe, based on the information available at this time, that we have sufficient cash on hand and access to additional sources of liquidity to meet our operational needs for 2021 and beyond.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, on a consolidated basis, we had approximately $55.0 million of variable-rate property-level debt. We estimate that a change in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce or increase interest expense by approximately $0.6 million.

In 2020, we paid an upfront premium of $12.1 million for the option to enter into an interest rate swap at a future date. This interest rate option, or swaption, provides partial protection against our refinancing interest rate risk and is intended to mitigate interest rate increases between now and October 2024. We receive a cash settlement in the future if the prevailing interest rate is higher than the 1.68% strike price. The amount of a future cash settlement is capped if the prevailing interest rate exceeds 2.78%. Alternatively, if interest rates were to decrease below the specified strike price, we would not receive a cash settlement nor would we have any liability to make a payment.

During the three months ended March 31, 2021, we paid an upfront premium of $5.6 million (including transaction costs) for the option to enter into an interest rate swap at a future date.  This interest rate option, or swaption, provides partial protection against our refinancing interest rate risk relative to our notes payable to AIR and is intended to mitigate interest rate increases between now and January 2024.  We receive a cash settlement in the future if the prevailing interest rate is higher than the 3% five year swap strike price.  Alternatively, if interest rates were to decrease below the specified strike price, we would not receive a cash settlement nor would we have any liability to make a payment.

As of March 31, 2021, the estimated fair value of total indebtedness, including our notes payable to AIR, was approximately $985.8 million.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2021, the Company implemented a new financial and accounting system. We have designed controls around the new accounting system mainly on the review of journal entries and review of financial data. Other than these new controls there has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

Aimco Operating Partnership

Disclosure Controls and Procedures

Aimco Operating Partnership’s management, with the participation of the chief executive officer and chief financial officer of both Aimco and Aimco OP GP, LLC, Aimco Operating Partnership’s general partner, has evaluated the effectiveness of Aimco

Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange) as of the end of the period covered by this report. Based on such evaluation, the chief executive officer and chief financial officer of Aimco OP GP, LLC have concluded that, as of the end of such period, Aimco Operating Partnership’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2021, the Company implemented a new financial and accounting system. We have designed controls around the new accounting system mainly on the review of journal entries and review of financial data. Other than these new controls there has been no change in Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this report, the risk factors in Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2020 remain unchanged.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Aimco

Unregistered Sales of Equity Securities

From time to time, Aimco may issue shares of Common Stock in exchange for OP Units, defined under the Aimco Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each common OP Unit. Aimco may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended March 31, 2021, Aimco did not issue any shares of Common Stock in exchange for OP Units in these transactions.

Repurchases of Equity Securities

There were no repurchases by Aimco of its common equity securities during the three months ended March 31, 2021. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding Common Stock. As of March 31, 2021, Aimco was authorized to repurchase approximately #VALUE! million shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

Aimco Operating Partnership

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP units during the three months ended March 31, 2021.

Repurchases of Equity Securities

Aimco Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one-year, limited partners other than Aimco have the right to redeem their common OP Units for cash or, at our election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended March 31, 2021, no common OP Units were redeemed in exchange for shares of Common Stock.

The following table summarizes Aimco Operating Partnership’s repurchases, or redemptions in exchange for cash, of common OP Units for the three months ended March 31, 2021.

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2021 ‒ January 31, 2021	—	$—	N/A	N/A
February 1, 2021 ‒ February 28, 2021	—	—	N/A	N/A
March 1, 2021 ‒ March 31, 2021	7,479	4.82	N/A	N/A
Total	7,479	$4.82
(1)

The terms of Aimco Operating Partnership’s Partnership Agreement do not provide for a maximum number of units that may be repurchased, and other than the express terms of its Partnership Agreement, Aimco Operating Partnership has no publicly announced plans or programs of repurchase. However, for Aimco to repurchase shares of its Common Stock, Aimco Operating Partnership must make a concurrent repurchase of its common partnership units held by Aimco at a price per unit that is equal to the price per share Aimco pays for its Common Stock.

Dividend and Distribution Payments

As a REIT, Aimco is required to distribute annually to holders of its Common Stock at least 90% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. Aimco’s Board of Directors determines and declares its dividends. In making a dividend determination, Aimco’s Board of Directors considers a variety of factors, including REIT distribution requirements; current market conditions; liquidity needs; and other uses of cash, such as deleveraging and accretive investment activities. Aimco’s Board of Directors has not declared a dividend payment, nor have they set the expectation for any future regular dividend payments.

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

4.1

Description of Aimco’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Exhibit 4.1 to Aimco’s Annual Report on Form 10-K dated February 24, 2020, is incorporated herein by this reference)

10.1

Fifth Amended and Restated Agreement of Limited Partnership of Aimco Operating Partnership, dated as of July 29, 1994, as amended and restated as of April 8, 2019 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K dated April 5, 2019, is incorporated herein by this reference)

10.2

Master Lease Agreement, dated as of December 15, 2020 (effective January 1, 2021), by and between AIMCO 50 Rogers Street, LLC and Prism Lessee, LLC (Exhibit 10.5 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.3

Master Lease Agreement, dated as of December 15, 2020 (effective January 1, 2021), by and between MCZ/Centrum Flamingo II, L.L.C. and Flamingo North Lessee, LLC (Exhibit 10.7 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.4

Master Lease Agreement, dated as of December 15, 2020 (effective January 1, 2021), by and between AIMCO Leahy Square Apartments, LLC and 707 Leahy Lessee, LLC (Exhibit 10.8 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Aimco

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Aimco

31.3

Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Aimco Operating Partnership

31.4

Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Aimco Operating Partnership

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Aimco

32.2

Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Aimco Operating Partnership

101

The following materials from Aimco’s and Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of equity and partners’ capital; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

By:	/s/ H. Lynn C. Stanfield
H. Lynn C. Stanfield
Executive Vice President and Chief Financial Officer

AIMCO OP L.P.

By:	Aimco OP GP, LLC, its General Partner

By:	/s/ H. Lynn C. Stanfield
H. Lynn C. Stanfield
Executive Vice President and Chief Financial Officer

Date: May 17, 2021