Form 10-Q
period 2021-06-30
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2021-08-16
CIK 922864, 1820878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of Apartment Investment and Management Company Class A Common Stock outstanding as of August 12, 2021: 149,662,549

EXPLANATORY NOTE

On December 15, 2020, Apartment Investment and Management Company (“Aimco” or “the Company”) completed the separation of its business into two, separate and distinct, publicly traded companies, Aimco and Apartment Income REIT Corp. (“AIR”). The separation was effected by way of a pro rata distribution, in which stockholders of Aimco received one share of Class A common stock of AIR for every one share of Class A common stock of Aimco held as of the close of business on December 5, 2020. Apartment Income REIT, L.P. (“AIR Operating Partnership”), formerly known as “Aimco Properties, L.P.” until July 7, 2021, also completed a pro rata distribution of all of the outstanding common limited partnership units of Aimco OP L.P. (“Aimco Operating Partnership” and such units, “Aimco OP Units”) to holders of AIR Operating Partnership common limited partnership units and AIR Operating Partnership Class I High Performance partnership units as of the close of business on December 5, 2020. The transactions described in this paragraph are collectively referred to as the “Separation” and are governed by the terms of the Separation and Distribution Agreement (the “Separation Agreement”).

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

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2021, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through a wholly-owned subsidiary, is the general partner and directly is the special limited partner of Aimco Operating Partnership. As of June 30, 2021, Aimco owned 93.6% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.9% of the economic interest in Aimco Operating Partnership. The remaining 6.4% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

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

We operate Aimco and Aimco Operating Partnership as one enterprise; the management of Aimco directs the management and operations of Aimco Operating Partnership; and Aimco OP GP, LLC, Aimco Operating Partnership’s general partner, is managed by Aimco.

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

Equity, partners’ capital, and noncontrolling interests are the main areas of difference between the condensed consolidated financial statements of Aimco and those of Aimco Operating Partnership. Interests in Aimco Operating Partnership held by entities other than Aimco, which we refer to as Aimco OP Units, are classified within partners’ capital in Aimco Operating Partnership’s condensed consolidated financial statements and as noncontrolling interests in Aimco’s condensed consolidated financial statements.

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

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Buildings and improvements	$1,107,929	$995,116
Land	518,954	505,153
Total real estate	1,626,883	1,500,269
Accumulated depreciation	(527,976)	(495,010)
Net real estate	1,098,907	1,005,259
Cash and cash equivalents	286,066	289,582
Restricted cash	9,167	9,153
Mezzanine investment	322,380	307,362
Right-of-use lease assets	443,460	98,280
Other assets, net	152,159	130,856
Total assets	$2,312,139	$1,840,492

LIABILITIES AND EQUITY
Non-recourse property debt, net	$427,881	$447,967
Construction loans, net	114,309	—
Notes payable to AIR	534,127	534,127
Total indebtedness	1,076,317	982,094
Deferred tax liabilities	128,279	131,560
Lease liabilities	450,648	100,496
Accrued liabilities and other	91,496	62,988
Total liabilities	1,746,740	1,277,138

Redeemable noncontrolling interest in consolidated real estate partnership	4,177	4,263
Commitments and contingencies (Note 4)
Equity:
Common Stock, $0.01 par value, 510,587,500 shares authorized, 149,662,549 and 149,036,263 shares issued/outstanding at June 30, 2021 and December 31, 2020, respectively	1,496	1,490
Additional paid-in capital	517,540	515,127
Accumulated deficit	(16,315)	(16,839)
Total Aimco equity	502,721	499,778
Noncontrolling interests in consolidated real estate partnerships	31,847	31,877
Common noncontrolling interests in Aimco Operating Partnership	26,654	27,436
Total equity	561,222	559,091
Total liabilities and equity	$2,312,139	$1,840,492

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Rental and other property revenues	$40,418	$37,165	$80,222	$75,474

OPERATING EXPENSES
Property operating expenses	16,403	15,322	33,345	30,671
Depreciation and amortization	20,639	19,030	41,356	38,377
General and administrative expenses	7,383	1,625	13,694	3,387
Total operating expenses	44,425	35,977	88,395	72,435

Interest expense	(12,638)	(5,809)	(25,315)	(11,460)
Mezzanine investment income, net	7,551	6,936	15,018	13,683
Unrealized gains (losses) on interest rate options	(16,970)	(1,080)	8,377	(1,080)
Other expenses, net	2,918	(154)	3,281	(569)
(Loss) income before income tax benefit	(23,146)	1,081	(6,812)	3,613
Income tax benefit	2,760	2,032	7,860	4,055
Net (loss) income	(20,386)	3,113	1,048	7,668
Noncontrolling interests:
Net (income) loss attributable to redeemable noncontrolling interest in consolidated real estate partnership	(66)	125	86	228
Net (income) attributable to noncontrolling interests in consolidated real estate partnerships	(275)	(10)	(566)	(5)
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	1,037	(165)	(44)	(400)
Net (loss) income attributable to Aimco common stockholders	$(19,690)	$3,063	$524	$7,491
Net (loss) income attributable to Aimco per common share – basic	$(0.13)	$0.02	$0.00	$0.05
Net (loss) income attributable to Aimco per common share – diluted	$(0.13)	$0.02	$0.00	$0.05

Weighted average common shares outstanding – basic	149,166	148,549	149,082	148,549
Weighted average common shares outstanding – diluted	149,166	148,569	149,442	148,569

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended June 30, 2021 and 2020

(In thousands)

(Unaudited)

	Common Stock						Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Aimco Predecessor Equity	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at March 31, 2020	—	$—	$—	$—	$511,497	$511,497	$103	$424	$512,024
Net income attributable to Aimco Predecessor	—	—	—	—	3,063	3,063	—	—	3,063
Net income attributable to noncontrolling interests in consolidated partnerships	—	—	—	—	—	—	10	—	10
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	—	—	—	—	—	—	—	165	165
Contributions from Aimco Predecessor, net	—	—	—	—	6,202	6,202	—	—	6,202
Balances at June 30, 2020	—	$—	$—	$—	$520,762	$520,762	$113	$589	$521,464

Balances at March 31, 2021	149,208	$1,491	$516,051	$3,375	$—	$520,917	$31,884	$28,551	$581,352
Redemption of Aimco Operating Partnership units	440	4	909	—	—	913	—	(913)	—
Cash paid on redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	(4)	(4)
Share-based compensation expense	—	—	580	—	—	580	—	58	638
Distribution to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	(295)	—	(295)
Net income attributable to noncontrolling interests in consolidated partnerships	—	—	—	—	—	—	275	—	275
Net loss attributable to common noncontrolling interests in Aimco Operating Partnership	—	—	—	—	—	—	—	(1,037)	(1,037)
Net loss attributable to Aimco common stockholders	—	—	—	(19,690)	—	(19,690)	—	—	(19,690)
Other, net	15	1	—	—	—	1	(17)	(1)	(17)
Balances at June 30, 2021	149,663	$1,496	$517,540	$(16,315)	$—	$502,721	$31,847	$26,654	$561,222

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2021 and 2020

(In thousands)

(Unaudited)

	Common Stock						Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Accumulated Deficit	Aimco Predecessor Equity	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2019	—	$—	$—	$—	$513,264	$513,264	$108	$188	$513,560
Net income attributable to Aimco Predecessor	—	—	—	—	7,491	7,491	—	—	7,491
Net income attributable to noncontrolling interests in consolidated partnerships	—	—	—	—	—	—	5	—	5
Net income attributable to Common noncontrolling interests in Aimco Operating Partnership	—	—	—	—	—	—	—	400	400
Contributions from Aimco Predecessor, net	—	—	—	—	7	7	—	1	8
Balances at June 30, 2020	—	$-	$-	$-	$520,762	$520,762	$113	$589	$521,464

Balances at December 31, 2020	149,036	$1,490	$515,127	$(16,839)	$—	$499,778	$31,877	$27,436	$559,091
Redemption of Aimco Operating Partnership units	440	4	898	—	—	902	—	(902)	—
Cash paid on redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	(40)	(40)
Issuance of common stock in connection with share-base arrangements	232	2	1,069	—	—	1,071	—	—	1,071
Share-based compensation expense	—	—	751	—	—	751	—	116	867
Distribution to noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	(582)	—	(582)
Net income attributable to noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	566	—	566
Net income attributable to to common noncontrolling interests in Aimco Operating Partnership	—	—	—	—	—	—	—	44	44
Net income attributable to Aimco common stockholders				524		524			524
Other, net	(45)	—	(305)	—	—	(305)	(14)	—	(319)
Balances at June 30, 2021	149,663	$1,496	$517,540	$(16,315)	$—	$502,721	$31,847	$26,654	$561,222

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,048	$7,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,356	38,377
Income from unconsolidated real estate partnerships	(508)	(352)
Unrealized (gains) losses on interest rate options	(8,377)	1,080
Income tax benefit	(7,860)	(4,055)
Mezzanine investment income, net	(15,018)	(13,683)
Share based compensation	1,814	—
Amortization of debt issuance costs and other	609	466
Changes in operating assets and operating liabilities:
Other assets, net	(11,160)	(3,058)
Accounts payable, accrued liabilities and other	14,562	1,970
Net cash provided by operating activities	16,466	28,413
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(18,215)	—
Capital expenditures (1)	(82,352)	(10,721)
Other investing activities	(1,484)	(35)
Net cash used in investing activities	(102,051)	(10,756)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from construction loans	120,123	—
Payments of deferred loan costs	(6,178)	—
Principal repayments on non-recourse property debt	(20,331)	(4,913)
Payments on financing leases	(5,133)	—
Purchase of interest rate option	(5,772)	(12,245)
Change in Aimco Predecessor investment, net	—	(574)
Other financing activities	(626)	(74)
Net cash provided by (used in) financing activities	82,083	(17,806)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,502)	(149)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	298,735	10,120
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$295,233	$9,971

(1)	Capital expenditures net of accrued capital costs of $17.1 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively.

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Buildings and improvements	$1,107,929	$995,116
Land	518,954	505,153
Total real estate	1,626,883	1,500,269
Accumulated depreciation	(527,976)	(495,010)
Net real estate	1,098,907	1,005,259
Cash and cash equivalents	286,066	289,582
Restricted cash	9,167	9,153
Mezzanine investment	322,380	307,362
Right-of-use lease assets	443,460	98,280
Other assets, net	152,159	130,856
Total assets	$2,312,139	$1,840,492

LIABILITIES AND EQUITY
Non-recourse property debt, net	$427,881	$447,967
Construction loans, net	114,309	—
Notes payable to AIR	534,127	534,127
Total indebtedness	1,076,317	982,094
Deferred tax liabilities	128,279	131,560
Lease liabilities	450,648	100,496
Accrued liabilities and other	91,496	62,988
Total liabilities	1,746,740	1,277,138

Redeemable noncontrolling interest in consolidated real estate partnership	4,177	4,263
Commitments and contingencies (Note 4)
Partners’ capital:
General Partner and Special Limited Partner	502,721	499,778
Limited Partners	26,654	27,436
Partners’ capital attributable to Aimco Operating Partnership	529,375	527,214
Noncontrolling interests in consolidated real estate partnerships	31,847	31,877
Total partners’ capital	561,222	559,091
Total liabilities and partners’ capital	$2,312,139	$1,840,492

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Rental and other property revenues	$40,418	$37,165	$80,222	$75,474

OPERATING EXPENSES
Property operating expenses	16,403	15,322	33,345	30,671
Depreciation and amortization	20,639	19,030	41,356	38,377
General and administrative expenses	7,383	1,625	13,694	3,387
Total operating expenses	44,425	35,977	88,395	72,435

Interest expense	(12,638)	(5,809)	(25,315)	(11,460)
Mezzanine investment income, net	7,551	6,936	15,018	13,683
Unrealized gains (losses) on interest rate options	(16,970)	(1,080)	8,377	(1,080)
Other expenses, net	2,918	(154)	3,281	(569)
(Loss) Income before income tax benefit	(23,146)	1,081	(6,812)	3,613
Income tax benefit	2,760	2,032	7,860	4,055
Net (loss) income	(20,386)	3,113	1,048	7,668
Net (income) loss attributable to redeemable noncontrolling interest in consolidated real estate partnership	(66)	125	86	228
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(275)	(10)	(566)	(5)
Net (loss) income attributable to the Aimco Operating Partnership’s common unitholders	$(20,727)	$3,228	$568	$7,891
Net (loss) income attributable to the Aimco Operating Partnership per common unit – basic	$(0.13)	$0.02	$0.00	$0.05
Net (loss) income attributable to the Aimco Operating Partnership per common unit – diluted	$(0.13)	$0.02	$0.00	$0.05

Weighted-average common units outstanding – basic	157,134	156,480	157,093	156,480
Weighted-average common units outstanding – diluted	157,134	156,500	157,453	156,500

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended June 30, 2021 and 2020

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Aimco Predecessor Capital	Total Partners’ Capital
Balances at March 31, 2020	$—	$424	$424	$103	$511,497	$512,024
Net income attributable to Aimco Predecessor	—	165	165	—	3,063	3,228
Net income attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	10	—	10
Contributions from Aimco Predecessor, net	—	—	—	—	6,202	6,202
Balances at June 30, 2020	$—	$589	$589	$113	$520,762	$521,464

Balances at March 31, 2021	$520,917	$28,551	$549,468	$31,884	$—	$581,352
Redemption of Aimco Operating Partnership units	913	(913)	—	—	—	—
Cash paid on redemption of Aimco Operating Partnership units	—	(4)	(4)	—	—	(4)
Share-based compensation expense	580	58	638	—	—	638
Distribution to noncontrolling interests in consolidated real estate partnerships	—	—	—	(295)	—	(295)
Net income attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	275	—	275
Net loss	(19,690)	(1,037)	(20,727)	—	—	(20,727)
Other, net	1	(1)	—	(17)	—	(17)
Balances at June 30, 2021	$502,721	$26,654	$529,375	$31,847	$—	$561,222

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Six Months Ended June 30, 2021 and 2020

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Aimco Predecessor Capital	Total Partners’ Capital
Balances at December 31, 2019	$—	$188	$188	$108	$513,264	$513,560
Net income attributable to Aimco Predecessor	—	400	400	—	7,491	7,891
Net income attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	5	—	5
Contributions from Aimco Predecessor, net	—	1	1	—	7	8
Balances at June 30, 2020	$—	$589	$589	$113	$520,762	$521,464

Balances at December 31, 2020	$499,778	$27,436	$527,214	$31,877	$—	$559,091
Redemption of Aimco Operating Partnership units	902	(902)	—	—	—	—
Cash paid on redemption of Operating Partnership units	—	(40)	(40)	—	—	(40)
Issuance of common stock in connection with share-base arrangements	1,071	—	1,071	—	—	1,071
Share-based compensation expense	751	116	867	—		867
Distribution to noncontrolling interest in consolidated real estate partnerships	—	—	—	(582)	—	(582)
Net income attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	566	—	566
Net income	524	44	568	—	—	568
Other, net	(305)	—	(305)	(14)	—	(319)
Balances at June 30, 2021	$502,721	$26,654	$529,375	$31,847	$—	$561,222

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,048	$7,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,356	38,377
Income from unconsolidated real estate partnerships	(508)	(352)
Unrealized (gains) losses on interest rate options	(8,377)	1,080
Income tax benefit	(7,860)	(4,055)
Mezzanine investment income, net	(15,018)	(13,683)
Share based compensation	1,814	—
Amortization of debt issuance costs and other	609	466
Changes in operating assets and operating liabilities:
Other assets, net	(11,160)	(3,058)
Accounts payable, accrued liabilities and other	14,562	1,970
Net cash provided by operating activities	16,466	28,413
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(18,215)	—
Capital expenditures (1)	(82,352)	(10,721)
Other investing activities	(1,484)	(35)
Net cash used in investing activities	(102,051)	(10,756)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from construction loans	120,123	—
Payments of deferred loan costs	(6,178)	—
Principal repayments on non-recourse property debt	(20,331)	(4,913)
Payments on financing leases	(5,133)	—
Purchase of interest rate option	(5,772)	(12,245)
Change in Aimco Predecessor investment, net	—	(574)
Other financing activities	(626)	(74)
Net cash provided by (used in) financing activities	82,083	(17,806)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,502)	(149)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	298,735	10,120
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$295,233	$9,971

(1)	Capital expenditures net of accrued capital costs of $17.1 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively.

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Prior to the Separation, the condensed consolidated financial statements were prepared on a carve-out basis and reflect significant assumptions and allocations. The condensed consolidated financial statements reflect our historical consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States (“GAAP”). The historical financial statements of Aimco do not represent the financial position and results of operations of one legal entity, but rather a combination of entities under common control that have been “carved out” from Aimco Predecessor’s financial statements. All significant intercompany balances have been eliminated in consolidation.

All separation related transactions between Aimco and Aimco Predecessor are considered effectively settled through partners’ capital in our condensed consolidated financial statements, other than the notes payable to AIR as discussed in Note 3. The settlement of these transactions is reflected as contributions from Aimco Predecessor, net in our condensed consolidated statements of equity and partners’ capital and as a net change in Aimco Predecessor investment in financing activity in our condensed consolidated statements of cash flows.

Business

As of June 30, 2021, Aimco owned 93.6% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.9% of the economic interest in Aimco Operating Partnership. The remaining 6.4% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

We own or lease a portfolio of real estate investments focused primarily on the U.S. multifamily sector. These real estate investments include a portfolio of 24 operating apartment communities with 6,067 apartment homes, diversified by both geography and price point, in 12 states; one commercial office building owned as part of a land assemblage; three residential apartment communities, with 1,331 planned apartment homes, a single family rental community, with 16 planned homes plus 8 accessory dwelling units, and one hotel, with 106 planned rooms, that we are actively developing or redeveloping; land parcels held for development; and three residential apartment communities, with 499 apartment homes, for which we have completed the redevelopment and are in lease-up, but have not achieved stabilization. In addition, we own an interest in four unconsolidated operating apartment communities.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

We consolidate a variable interest entity (“VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

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

Common Noncontrolling Interests in Aimco Operating Partnership

Common noncontrolling interests in Aimco Operating Partnership consist of common Aimco Operating Partnership Units (“OP Units”) and are reflected in Aimco’s accompanying condensed consolidated balance sheets as common noncontrolling interests in Aimco Operating Partnership.  Aimco Operating Partnership’s income or loss is allocated to the holders of common OP Units, other than Aimco, based on the weighted-average number of common OP Units (including Aimco) outstanding during the period.  For the three and six months ended June 30, 2021 and 2020, the holders of common OP Units had a weighted-average economic ownership interest in Aimco Operating Partnership of 5.1% and 5.0% respectively. Substantially all of the assets and liabilities of Aimco are held by Aimco Operating Partnership.

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

The following table presents a reconciliation of our redeemable noncontrolling interest in consolidated real estate partnership from December 31, 2020, to June 30, 2021 (in thousands):

Balance at December 31, 2020	$4,263
Net loss	(86)
Balance at June 30, 2021	$4,177

Revenue from Leases

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements and other services. For the three and six months ended June 30, 2021 and 2020, our total lease income was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed lease income	$37,554	$34,605	$74,343	$69,993
Variable lease income	2,760	2,372	5,714	5,231
Total lease income	$40,314	$36,977	$80,057	$75,224

Lessee Arrangements

We, as lessee, and AIR, as lessor, have entered into finance leases on five properties currently under construction or in lease-up.  Four leases commenced January 1, 2021, two of which have rent escalations that start at the point the property reaches stabilization. The term of three of the leases is 25 years and one lease is for 10 years.  During the three months ended June 30, 2021, we, as lessee, and AIR, as lessor, entered into a finance lease for a 15-acre plot of land in the San Francisco Bay Area on which we began construction of 16 single family rental homes and 8 accessory dwelling units. The lease commenced on June 1, 2021 and has a term of 25 years. We recorded a right-of-use asset in the amount of $4.7 million and a corresponding lease liability of $4.7 million.

We have provided AIR with residual value guarantees aggregating to $250.8 million, which provide that if the residual value of the leased assets are less than the specified residual value guarantees at the earlier of lease expiration or termination, we are required to pay the difference. See Note 3 for further details.

As of June 30, 2021, operating and financing right-of-use lease assets of $5.3 million and $438.2 million, respectively, are included in the condensed consolidated balance sheets. For the three months and six months ended June 30, 2021, amortization related to our finance leases was $2.1 million and $3.4 million, respectively, net of amounts capitalized. For the three months and six months ended June 30, 2021, interest expense related to our finance leases was $1.7 million and $3.9 million, respectively.

As of June 30, 2021, Aimco’s operating leases and financing leases have weighted-average remaining terms of 8.2 years, and 38.5 years, respectively, and weighted-average discount rates of 3.2% and 5.3%, respectively.

Combined minimum annual lease payments, under operating and financing leases, reconciled to the lease liabilities in our condensed consolidated balance sheets, are as follows (in thousands):

	Sublease Income	Operating Lease Future Minimum Rent	Financing Leases Future Minimum Payments
Remainder of 2021	$694	$814	$13,527
2022	$1,393	$1,841	$27,197
2023	$1,403	$1,871	$27,597
2024	$1,413	$1,900	$28,597
2025	$1,423	$1,930	$29,208
Thereafter	$4,959	$6,807	$1,644,911
Total	$11,285	$15,163	$1,771,037
Less: Discount		$(1,897)	$(1,333,655)
Total lease liabilities		$13,266	$437,382

For the three and six months ended June 30, 2021, we capitalized $5.8 million and $12.7 million of lease costs associated with active development and redevelopment projects on certain of the underlying property and ground lease assets. No lease costs were capitalized on leased assets for the three and six months ended June 30, 2020.

Mezzanine Investment

On November 26, 2019, Aimco made a five-year, $275.0 million mezzanine loan to Maximus PM Mezzanine A LLC, the partnership owning the “Parkmerced Apartments”, located in southwest San Francisco (the “Mezzanine Investment”). The loan bears interest at a 10% annual rate, accruing if not paid from property operations.

The Separation Agreement provides for AIR to transfer ownership of the subsidiaries that originated and hold the mezzanine loan, a related equity option to acquire a 30% interest in the partnership owning Parkmerced Apartments and the interest rate option, or swaption, that provides partial protection against future refinancing risk through 2024 to Aimco. At the time of the Separation and as of the date of this filing, legal title of these subsidiaries had not yet transferred to Aimco. Until legal title of the subsidiaries is transferred, AIR is obligated to pass payments on such loan to us, and we are obligated to indemnify AIR against any costs and expenses related thereto. We have the risks and rewards of ownership of the Mezzanine Investment and have recognized an asset related to our right to receive the Mezzanine Investment from AIR.

We recognize as income the net amounts recognized by AIR on its equity investment that are due to be paid to us when collected, which primarily represent the interest accrued under the terms of the underlying mezzanine loan. As of June 30, 2021, the Mezzanine Investment in our condensed consolidated balance sheets represents the assets associated with our indirect interest in the subsidiary that owns Parkmerced Apartments, which we do not consolidate.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and gains retained by the REIT. For the three and six months ended June 30, 2021, we had consolidated net losses subject to tax of $9.0 million and $18.5 million, respectively. For the three and six months ended June 30, 2020, we had consolidated net income subject to tax of $4.4 million and $8.8 million, respectively.

For the three months ended June 30, 2021, we recognized income tax benefit of $2.8 million compared to $2.0 million, during the same period ended 2020. The change is due primarily to higher losses at our TRS entities.

For the six months ended June 30, 2021, we recorded $7.9 million, compared to $4.1 million during the same period ended 2020. The change is due primarily to income tax benefit associated with internal restructuring, changes to our effective state rate expected to apply to the reversal of our existing deferred items, and higher losses at our TRS entities.

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

Other Assets, net

Other assets were comprised of the following amounts (in thousands):

	June 30, 2021	December 31, 2020
Notes receivable	$37,656	$37,045
Deferred costs, deposits, and other	22,899	17,557
Interest rate options	27,434	13,315
Corporate fixed assets	11,220	12,860
Unconsolidated real estate partnerships	13,054	12,829
Investment in IQHQ	12,500	12,500
Prepaid expenses and other	18,618	10,493
Intangible lease assets, net	4,820	7,264
Due from affiliates	2,086	4,333
Accounts receivable, net of allowances of $1,473 and $1,467 as of June 30, 2021 and December 31, 2020, respectively	1,872	2,660
Total other assets, net	$152,159	$130,856

Note 3 —Significant Transactions

Transactions with AIR

In conjunction with the Separation, we entered into various separation and transition services agreements with AIR that provide for a framework of our relationship with AIR after the Separation, including: (i) a separation agreement setting forth the mechanics of the Separation, the key provisions relating to the separation of our assets and liabilities from those of AIR, and certain organizational matters and conditions; (ii) an employee matters agreement to allocate liabilities and responsibilities relating to employment matters, employee compensation, benefits plans and programs, and other related matters (the “Employee Matters Agreement”); (iii) agreements pursuant to which AIR will provide property management and related services to us (collectively, the “Property Management Agreements”); (iv) an agreement pursuant to which AIR will provide us with customary administrative and support services on an ongoing basis (the “Master Services Agreement”); and (v) a master leasing agreement where we may enter into leases with AIR with the option to redevelop, develop, or lease-up the subject leased properties, and under which we will have certain lease termination rights (the “Master Leasing Agreement”).

Master Services Agreement

We and AIR entered into a Master Services Agreement, in which AIR will provide us with customary administrative and support services. We are obligated to pay AIR the fully burdened costs in performing the services. We may terminate any or all services on 60 days’ prior written notice, and AIR may terminate individual services, at any time after December 31, 2023.  During the three and six months ended June 30, 2021, we incurred administrative and support fees of $0.4 million and $0.8 million, respectively, which are included in general and administrative expenses in our condensed consolidated statements of operations.  We did not incur any fees for the three and six months ended June 30, 2020.

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

During the three and six months ended June 30, 2021, we recorded property management and property accounting fees of $1.3 million and $2.6 million, respectively, which we included in property operating expenses in our condensed consolidated statements of operations.  We did not incur any fees for the three and six months ended June 30, 2020.

Notes Payable to AIR

On December 14, 2020, we entered into $534.1 million of notes payable to AIR that are secured by a pledge of the equity interest in the entity that holds a portfolio of assets, however, the assets secure existing senior loans of $197.5 million as of June 30, 2021.  The notes mature on January 31, 2024 and bear interest at 5.2%, with accrued interest payable quarterly on January 1, April 1, July 1 and October 1, commencing on April 1, 2021. For the three and six months ended June 30, 2021, we recognized interest expense of $6.9 million and $13.9 million, respectively associated with the notes payable to AIR. We made interest payments of $6.9 million in the quarter which are included in interest payments on notes payable to AIR in operating activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2021

Master Leasing Agreement

The Master Leasing Agreement governs the current and any future leasing arrangements between us, as lessee, and AIR, as lessor. The initial term of the Master Leasing Agreement is 18 months (expiring on or about June 14, 2022), with automatic annual extensions (subject to each party’s right to terminate upon notice prior to the end of any such extension term). The Master Leasing Agreement provides that each time the parties thereto wish to execute a lease for a particular property, such parties will cause their applicable affiliates to execute a stand-alone lease. The initial annual rent for any leased property is based on the then-current fair market value of the subject property and market NOI cap rates, subject to certain adjustments, and is further subject to periodic escalation as set forth in the applicable lease, and the other terms thereof, including the initial term and extensions. We have the right to terminate any such lease prior to the end of its term once the leased property is stabilized. In connection with such an early termination, AIR will generally have an option (and not an obligation) to pay us an amount equal to the difference between the property’s fair value at stabilization and the initial value of the leasehold interest, at a five percent discount thereto; if AIR does not exercise such option, we will have the right to cause such property to be sold to a third party, with AIR guaranteed to receive an amount equal to the difference between the property’s fair market value at stabilization and the initial value of the leasehold interest and we will retain any excess proceeds. In the event of such sale of the property, we may also elect to purchase the property at a purchase price equal to the fair market value as agreed upon at the time of lease inception (and may subsequently sell the property to a third party, subject to AIR’s right of first refusal during the first year following our acquisition). If AIR elects not to pay the fee for the development or redevelopment-related improvements, and we decline to purchase the property or cause its sale to a third party, we may elect to rescind our termination of the applicable lease and instead continue such lease in effect in accordance with its terms.

We, as lessee, and AIR, as lessor, have entered into leases of five properties currently under construction or in lease-up. Four of the property leases commenced on January 1, 2021: (i) North Tower at Flamingo Point in Miami Beach, Florida, (ii) The Fremont Residences on the Anschutz Medical Campus in Aurora, Colorado, (iii) Prism in Cambridge, Massachusetts (“Prism”), and (iv) 707 Leahy Apartments in Redwood City, California. According to the terms of the respective lease agreements, we had the option to complete the on-going development and redevelopment of such properties and their lease-ups, which we elected on January 1, 2021. The term of each lease is 25 years except for Prism, which has a lease term of 10 years. During the three months ended June 30, 2021, we, as lessee, and AIR, as lessor, entered into a 25 year finance lease for a 15-acre plot of land in the San Francisco Bay Area on which we began construction of 16 single family rental homes and 8 accessory dwelling units in June 2021.

Initial monthly lease payments approximate $2.2 million with aggregate total lease payments of approximately $621.1 million.

The initial fair market values of the leased assets at the time of lease inception was determined to be $475.1 million in the aggregate. In connection with the commencement of the leases, we assumed $70.8 million of estimated obligations pursuant to certain construction contracts. As of June 30, 2021, the estimated obligations pursuant to the construction contracts associated with these leases was $65.7 million.

Due to and from AIR

As of June 30, 2021, we have amounts due to and from AIR of $16.9 million and $2.1 million, respectively. The amounts due to AIR primarily consist of invoices paid on our behalf and accrued interest on the notes payable to AIR. The amounts due from AIR primarily consist of net cash flows generated by our operating properties.

Terry Considine Service Agreement

In conjunction with the Separation, we entered into an arrangement with AIR with respect to the services of Terry Considine, an Aimco board member and our former Chief Executive Officer, for services to be rendered by Mr. Considine separate from his services as a board member, including, but not limited to (i) short and long term strategic direction and advice; (ii) transition and executive support to officers and; (iii) advice and consultation with respect to strategic growth and acquisition activities.  We are obligated to reimburse AIR for all base salary, short-term incentive amounts and long-term incentive amounts payable by AIR to Mr. Considine for the calendar year 2021 under the terms of his employment agreement with AIR that are in excess of $1 million, collectively.  For the three and six months ended June 30, 2021, we have recorded $1.45 million and $2.9 million, respectively, in associated service fees in general and administrative expenses in our condensed consolidated statements of operations.  As of June 30, 2021, accrued service fees of $2.9 million are included in accrued liabilities and other in our condensed consolidated balance sheets.

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

On the date of Separation, we recognized a guarantee liability of $16.4 million based on an estimate of the expected future cash flows required to settle the legal liabilities, including, but not limited to, remediation, settlement and legal costs, discounted by an estimated market discount rate of 4.25%. The guarantee liability is systematically reduced as costs related to the legal liabilities are incurred, which we estimate will occur through 2023.  For the six months ended June 30, 2021, the guarantee liability was reduced by $2.5 million. As of June 30, 2021, the guarantee liability of $13.9 million is included in accrued liabilities and other in our condensed consolidated balance sheets.

Acquisition

In February 2021, we acquired The Benson Hotel and Faculty Club (“The Benson Hotel”) development property for $6.2 million, net of outstanding construction liabilities of $0.9 million. The development property consists of land and initial construction costs.  The project is expected to be completed in the first quarter of 2023.

Other Significant Transactions

Construction Loans

On April 15, 2021, we entered into a $150 million variable-rate non-recourse construction loan collateralized by our leasehold interest and AIR’s fee ownership interest in Flamingo North Tower. The initial term of the loan is three years and bears interest at one month LIBOR plus 360 basis points subject to a minimum all-in per annum interest rate of 3.85%.  As of June 30, 2021, we had $107.9 million of principal outstanding. Certain consolidated subsidiaries have indemnified AIR for any losses it incurs as a result of a default on the loan by Aimco. We recorded $3.8 million of deferred financing costs which will be amortized over the three year term of the loan.

On June 21, 2021, we entered into a $100.7 million variable-rate non-recourse construction loan collateralized by our fee ownership interest in Hamilton on the Bay. The initial term of the loan is three years and bears interest at one month LIBOR plus 320 basis points subject to a minimum all-in per annum interest rate of 3.45%.  As of June 30, 2021, we had $12.2 million of principal outstanding. We recorded $2.3 million of deferred financing costs which will be amortized over the three year term of the loan.

If LIBOR ceases to exist during the term of these agreements, the documents associated with these agreements contain language to address a transition to another bench mark rate. It is anticipated LIBOR will be replaced with SOFR, however, if SOFR were to not be available the agreements contain alternate provisions.

Acquisitions

During the three months ended June 30, 2021, we acquired six land parcels adjacent to our Hamilton on the Bay apartment community, located in Miami’s Edgewater neighborhood, for $12.0 million and we began major redevelopment of the existing apartment building at Hamilton on the Bay.  The scope of our investment will completely renew the waterfront high-rise which benefits from spacious apartment homes (averaging 1,411 square feet) and an abundance of outdoor and amenity space that was previously underutilized. Subsequent to June 30, 2021, we acquired an additional two parcels for $7 million.

In February 2021, we acquired The Benson Hotel and Faculty Club (“The Benson Hotel”) development property for $6.2 million, net of outstanding construction liabilities of $0.9 million. The development property consists of land and initial construction costs.  The project is expected to be completed in the first quarter of 2023.

Note 4 — Commitments and Contingencies

Commitments

In connection with our development, redevelopment, and other capital additions activities, we have entered into various construction-related contracts and we have made commitments to complete development and redevelopment of certain real estate, pursuant to financing or other arrangements. As of June 30, 2021, our commitments related to these capital activities totaled approximately $335.2 million, most of which we expect to incur during the next 24 months.

We enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.

We have a commitment to fund an additional $37.5 million to IQHQ and currently expect to incur this investment over the next two years. We also have unfunded commitments related to three investments in privately held entities that develop technology related to the real estate industry (“RETV”). During the six months ended June 30, 2021, we contributed $0.1 million, leaving an additional funding commitment in the amount of $1.0 million, the timing of which is uncertain.

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

Note 5 — Earnings and Dividends per Share and Unit

Aimco and Aimco Operating Partnership calculate basic earnings per share of common stock and basic earnings per common unit based on the weighted-average number of shares of common stock and common partnership units outstanding. We calculate diluted earnings per share of common stock and diluted earnings per unit taking into consideration dilutive shares of common stock and common partnership unit equivalents and dilutive convertible securities outstanding during the period.

The shares of common stock and common partnership units outstanding at the Separation date are reflected as outstanding for all periods prior to the Separation for purposes of determining earnings per share and per unit. Each of our executives and AIR’s executives received one share of AIV stock and one share of AIR stock at Separation date for unvested shares. We include AIR’s executives’ rights to receive AIV shares upon vesting in our dilutive calculations.

Our common stock and common partnership unit equivalents include options to purchase shares of common stock, which, if exercised, would result in Aimco’s issuance of additional shares of common stock and Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares of common stock purchased under the options. These equivalents also include unvested TSR restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of common stock and common partnership units outstanding equal to the number of the shares that vest. Common partnership unit equivalents also include unvested long-term incentive partnership units. We include in the denominator securities with dilutive effect in calculating diluted earnings per share and per unit during these periods.

Our time-based restricted stock awards receive non-forfeitable dividends similar to shares of common stock and common partnership units prior to vesting, and our TSR LTIP I units and TSR LTIP II units receive non-forfeitable distributions based on specified percentages of the distributions paid to common partnership units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. No such items were included in the computation of diluted loss per share for the three months ended June 30, 2021 because the effect of inclusion would be anti-dilutive.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the three and six months ended June 30, 2021 and 2020, are as follows (in thousands, except per share and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings per share
Numerator:
Net (loss) income attributable to Aimco common stockholders	$(19,690)	$3,063	$524	$7,491

Denominator – shares:
Basic weighted-average common stock outstanding	149,166	148,549	149,082	148,549
Diluted share equivalents outstanding	—	20	360	20
Diluted weighted-average common stock outstanding	149,166	148,569	149,442	148,569

Earnings per share – basic	$(0.13)	$0.02	$0.00	$0.05
Earnings per share – diluted	$(0.13)	$0.02	$0.00	$0.05

Earnings per unit
Numerator:
Net (loss) income attributable to Aimco Operating Partnership's common unitholders	$(20,727)	$3,228	$568	$7,891

Denominator – units
Basic weighted-average common partnership units outstanding	157,134	156,480	157,093	156,480
Diluted partnership unit equivalents outstanding	—	20	360	20
Diluted weighted-average common partnership units outstanding	157,134	156,500	157,453	156,500

Earnings per unit – basic	$(0.13)	$0.02	$0.00	$0.05
Earnings per unit – diluted	$(0.13)	$0.02	$0.00	$0.05

Note 6 — Fair Value Measurements

Recurring Fair Value Measurements

In 2020, we paid an upfront premium of $12.1 million for the option to enter into an interest rate swap at a future date. This interest rate option, or swaption, provides partial protection against exposure to rising interest rates between now and October 2024. We receive a cash settlement in the future if the prevailing interest rate is higher than the 1.68% five year swap strike price. The amount of future cash settlement is capped if the prevailing interest rate exceeds 2.78%. Alternatively, if interest rates were to decrease below the specified strike price, we would not receive a cash settlement.

During the six months ended June 30, 2021, we paid an upfront premium of $5.6 million (including transaction costs) for the option to enter into an interest rate swap at a future date. This interest rate option, or swaption, provides partial protection against our refinancing interest rate risk relative to our notes payable to AIR and is intended to mitigate interest rate increases between now and January 2024. We receive a cash settlement in the future if the prevailing interest rate is higher than the 3% strike price on the five year swap rate.  Alternatively, if interest rates were to decrease below the specified strike price, we would not receive a cash settlement.

From time to time we purchase interest rate caps to provide protection against increases in interest rates on our floating rate debt. The fair value of these interest rate caps are included in the fair value table below.

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

We have investments of $3.3 million in RETV consisting of three privately held entities that develop technology related to the real estate industry. These investments are measured at net asset value (“NAV”) as a practical expedient.

The following table summarizes fair value for our interest rate options and our investment in RETV (in thousands):

	As of June 30, 2021				As of December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Interest rate options	$27,434	$—	$27,434	$—	$13,315	$—	$13,315	$—
Investment in RETV (1)	3,264	—	—	—	2,293	—	—	—
(1)	Investments measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable and payables approximated their fair value as of June 30, 2021, and December 31, 2020, due to their relatively short-term nature and high probability of realization. We estimate the fair value of our non-recourse property debt, construction loans, and notes payable to AIR using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, debt service coverage ratios, and loan to value ratios. We classify the fair value of our non-recourse property debt and construction loans debt within Level 2 of the GAAP fair value hierarchy based on the significance of certain of the unobservable inputs used to estimate its fair value.

The carrying amount of the notes payable to AIR approximated their fair value at both June 30, 2021 and December 31, 2020.

The following table summarizes carrying value and fair value for our non-recourse property debt and construction loans debt (in thousands):

	As of June 30, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$430,951	$458,733	$449,510	$467,010
Construction loans debt	120,123	120,123	—	—

Note 7 — Variable Interest Entities

Consolidated Entities

Aimco consolidates Aimco Operating Partnership, a VIE of which Aimco is the primary beneficiary. Aimco, through Aimco Operating Partnership, consolidates all VIEs for which it is the primary beneficiary. Substantially all of the assets and liabilities of Aimco are that of Aimco Operating Partnership.

The VIEs that Aimco Operating Partnership consolidates own interests in real estate. We are the primary beneficiary of the VIEs because we have the power to direct the activities that most significantly impact the entities’ economic performance and have a substantial economic interest. We have six unconsolidated VIEs for which we are not the primary beneficiary because we are not the decision maker.

The details of our consolidated and unconsolidated VIEs, excluding those of Aimco Operating Partnership, are summarized in the table below as of June 30, 2021 and December 31, 2020 (in thousands, except for VIE count):

	June 30, 2021		December 31, 2020
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Count of VIEs	7	6	2	6
Assets
Real estate, net	$482,501	$—	$310,552	$—
Mezzanine investment	—	322,380	—	307,362
Right-of-use lease assets	438,198	—	92,709	—
Other assets, net	19,853	25,670	16,949	25,329
Liabilities
Deferred tax liabilities	128,279	—	133,842	—
Accrued liabilities and other	29,147	—	7,106	—
Lease liabilities	437,382	—	86,781	—

For the three months ended June 30, 2021, two of our consolidated VIEs closed construction loans. In conjunction with these loans, we made customary guarantees. In certain situations, the lenders may have recourse to our general credit. At June 30, 2021, we estimate the maximum exposure equals the $120 million outstanding loan balances. Other consolidated VIE’s creditors do not have recourse to our general credit.

Unconsolidated Real Estate Partnerships

We own an interest in four apartment communities in San Diego, California, of which we are not the primary beneficiary. Our investment balance of $13.1 million and $12.8 million as of June 30, 2021 and December 31, 2020, respectively, represents our maximum exposure to loss in these VIEs. One of our other unconsolidated VIE is insignificant to our condensed consolidated balance sheets for both periods presented.

Under the terms of the Separation Agreement, AIR has legally assigned all risks and rewards of ownership in its interest in a partnership that owns Parkmerced Apartments, of which it is not the primary beneficiary. Our investment balance of $322.4 million as of June 30, 2021, reflected in Mezzanine investment in our condensed consolidated balance sheets, represents our indirect interest in Parkmerced Apartments notes receivable and related accrued interest through our agreement with AIR and represents our maximum exposure to loss in this VIE.

Note 8 — Business Segments

We have three segments: (i) Development and Redevelopment, (ii) Operating Portfolio, and (iii) Other.

Our Development and Redevelopment segment consists of properties that are under construction or have not achieved stabilization, as well as land assemblages that are being held for development adjacent to our Hamilton on the Bay community. Our Operating Portfolio segment includes 24 majority owned residential communities that have achieved stabilized level of operations as of January 1, 2020 and maintained it throughout the current year and comparable period. We aggregate all our apartment communities that have reached stabilization into our Operating Portfolio. Our Other segment consists of properties that are not included in our Developments and Redevelopment or Operating segment.  We realigned our segments during the fourth quarter 2020 and have restated historical periods to conform with current segment presentation.

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

As of June 30, 2021, our Development and Redevelopment segment includes four real estate investments: Upton Place, Hamilton on the Bay, The Benson Hotel, and our land parcels adjacent to our Hamilton on the Bay community. The Development and Redevelopment segment also includes our five leased properties of which, two are under construction and three are in lease-up but have not achieved stabilization.  Our Operating Portfolio segment includes 24 consolidated apartment communities with 6,067 apartment homes. Our Other segment includes 1001 Brickell Bay Drive, our only office building.

The following tables present the revenues, proportionate property net operating income, and income before income tax benefit of our segments on a proportionate basis, excluding amounts related to our proportionate share of four apartment communities with apartment homes that we neither manage nor consolidate, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Development and Redevelopment	Operating Portfolio	Other	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Three months ended June 30, 2021:
Rental and other property revenues	$2,489	$33,329	$2,981	$1,619	$—	$40,418
Property operating expenses	2,102	10,959	1,036	1,501	805	16,403
Other operating expenses not allocated to segments (2)	—	—	—	—	28,022	28,022
Total operating expenses	2,102	10,959	1,036	1,501	28,827	44,425
Proportionate property net operating income (loss)	387	22,370	1,945	118	(28,827)	(4,007)
Other items included in income before income tax benefit (3)	—	—	—	—	(19,139)	(19,139)
Income (loss) before income tax benefit	$387	$22,370	$1,945	$118	$(47,966)	$(23,146)

	Development and Redevelopment	Operating Portfolio	Other	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Three months ended June 30, 2020:
Rental and other property revenues	$—	$32,599	$3,074	$1,492	$—	$37,165
Property operating expenses	—	10,396	955	1,373	2,598	15,322
Other operating expenses not allocated to segments (2)	—	—	—	—	20,655	20,655
Total operating expenses	—	10,396	955	1,373	23,253	35,977
Proportionate property net operating income (loss)	—	22,203	2,119	119	(23,253)	1,188
Other items included in income before income tax benefit (3)	—	—	—	—	(107)	(107)
Income (loss) before income tax benefit	$—	$22,203	$2,119	$119	$(23,360)	$1,081

	Development and Redevelopment	Operating Portfolio	Other	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Six months ended June 30, 2021:
Rental and other property revenues	$4,746	$66,018	$6,008	$3,450	$—	$80,222
Property operating expenses	3,969	22,129	2,021	3,208	2,018	33,345
Other operating expenses not allocated to segments (2)	—	—	—	—	55,050	55,050
Total operating expenses	3,969	22,129	2,021	3,208	57,068	88,395
Proportionate property net operating income (loss)	777	43,889	3,987	242	(57,068)	(8,173)
Other items included in income before income tax benefit (3)	—	—	—	—	1,361	1,361
Income (loss) before income tax benefit	$777	$43,889	$3,987	$242	$(55,707)	$(6,812)

	Development and Redevelopment	Operating Portfolio	Other	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Six months ended June 30, 2020:
Rental and other property revenues	$—	$65,960	$6,351	$3,163	$—	$75,474
Property operating expenses	—	20,906	1,945	2,920	4,900	30,671
Other operating expenses not allocated to segments (2)	—	—	—	—	41,764	41,764
Total operating expenses	—	20,906	1,945	2,920	46,664	72,435
Proportionate property net operating income (loss)	—	45,054	4,406	243	(46,664)	3,039
Other items included in income before income tax benefit (3)	—	—	—	—	574	574
Income (loss) before income tax benefit	$—	$45,054	$4,406	$243	$(46,090)	$3,613
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

(3)	Other items included in income before income tax benefit consists primarily of interest expense, unrealized gain on our interest rate options and mezzanine investment income, net.

Net real estate and non-recourse property debt, net, of our segments were as follows (in thousands):

	Development and Redevelopment	Operating Portfolio	Other	Total
As of June 30, 2021:
Buildings and improvements	$169,474	$777,568	$160,887	$1,107,929
Land	70,476	298,459	150,019	518,954
Total real estate	239,950	1,076,027	310,906	1,626,883
Accumulated depreciation	(1,210)	(493,784)	(32,982)	(527,976)
Net real estate	$238,740	$582,243	$277,924	$1,098,907

Non-recourse property debt, net	$114,309	$427,881	$—	$542,190

	Development and Redevelopment	Operating Portfolio	Other	Total
As of December 31, 2020:
Buildings and improvements	$61,813	$772,786	$160,517	$995,116
Land	56,676	298,459	150,018	505,153
Total real estate	118,489	1,071,245	310,535	1,500,269
Accumulated depreciation	(447)	(469,873)	(24,690)	(495,010)
Net real estate	$118,042	$601,372	$285,845	$1,005,259

Non-recourse property debt, net	$—	$447,967	$—	$447,967

In addition to the amounts disclosed in the tables above, the Development and Redevelopment segment right-of-use lease assets and lease liabilities as of June 30, 2021 aggregated to $438.2 million and $437.4 million, respectively, related to our investments in Upton Place, North Tower of Flamingo Point, 707 Leahy, The Fremont, Prism, and Robin Drive Land. As of December 31, 2020, the Development and Redevelopment segment right-of-use lease assets and lease liabilities totaled $92.7 million and $86.8 million, respectively, related to our investment in Upton Place.

Note 9 – Subsequent Events

Fort Lauderdale Florida Joint Venture

In July 2021, we entered into a joint venture to purchase three underdeveloped land parcels located in downtown Fort Lauderdale, FL. The total contract price for the land is $49.0 million (of which $25.0 million is our 51% share) and entitlements are in place for the development of approximately three million square feet of multifamily homes and commercial space. The land purchase is expected to close in January 2022.  We have paid $2.4 million of the $25.0 million commitment.

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

Executive Overview

Our mission is to make real estate investments, primarily focused on the multifamily sector within the continental United States, where outcomes are enhanced through our human capital so that substantial value is created for investors, teammates, and the communities in which we operate.

Our value proposition includes the benefits of an established multifamily investment platform coupled with significant growth potential resulting from the redeployment of Aimco equity in to a deep and growing pipeline of highly accretive investment opportunities.

•

Platform: We have successfully developed or redeveloped multifamily assets worth in excess of $4.5 billion and have overseen real estate transactions totaling more than $7 billion over the past decade.

•	Growth: We offer investors a high performing, high return, vehicle with expected annualized returns on equity between 12-16% once target capital allocation is achieved.
•

Pipeline: Aimco benefits from a deep and growing investment pipeline with $1.0 billion of development and redevelopment projects currently underway, over nine million square feet of future opportunities under Aimco-control and more being explored.

Our financial objectives are to produce superior, project-level, risk-adjusted returns on equity as measured by the investment period Internal Rate of Return (IRR) and the project-level Multiple on Invested Capital (MOIC).

We are focused on providing superior total-return performance to shareholders, primarily through capital appreciation driven by accretive investment and active portfolio management over multi-year periods.  We do not plan to pay a regular cash dividend.

Our capital allocation strategy has been designed to leverage the Aimco investment platform and optimize risk adjusted returns for Aimco shareholders.

Overall, we target a growth-oriented capital allocation, primarily weighted toward direct investment in ‘Value Add’ and ‘Opportunistic’ multifamily real estate.

We have policies in place that support its strategy and guide its investment allocations, including to hold at all times a sizeable portion of its net equity in a diversified portfolio of ‘Core’ and ‘Core-Plus’ assets.

From time to time, we will allocate a defined portion of our capital into Alternative Investments including passive debt and equity investments (both direct and indirect). Aimco also plans to utilize its established platform and existing relationships to generate fees through service offerings.

 Given our stated strategy, it is expected that at any point in time the value-creation process will be ongoing at numerous of our investments. Over time, we expect the Aimco enterprise to produce superior returns on equity on a risk-adjusted basis and it is our plan to do so by:

•	Managing and investing in the development and redevelopment of real property

Our dedicated team will source and execute development and redevelopment projects across our national platform. The Aimco Development and Redevelopment portfolio currently includes $1.0 billion of projects in construction and lease-up, located across five major US markets. We are actively advancing planning efforts on pipeline projects under our control with the potential for an additional five million square feet of development and redevelopment. Our portfolio contains additional assets that have the capacity for an approximately four million square feet of development over time.  In addition, we have the opportunity to add to our investment pipeline based on strategic relationships and through sourcing by regional investment teams. Generally, we seek Development and Redevelopment opportunities in locations where barriers to entry are high, target customers can be clearly defined and where we have a comparative advantage over others in the market.

•	Owning a portfolio of stabilized core and core plus real estate

Our current portfolio includes 28 apartment communities (24 consolidated properties and 4 unconsolidated properties) located in ten major US markets and with average rents in line with local market averages (generally defined as B class). We also own one commercial office building that is part of an assemblage with an adjacent apartment building. The target composition of our stabilized portfolio will continue to include primarily B multifamily assets, spread across a nationally diversified portfolio and with a bias toward long established residential neighborhoods that rank highly in regard to schools, employment fundamental and state and regional governance. Core Plus opportunities offer the opportunity for incremental capital investment while maintaining stabilized cashflow to accelerate income growth and improve asset values.

•	Managing and investing in other alternative investments

  Our current allocation to alternative investments includes: our indirect interest mezzanine loan to the Parkmerced partnership which owns 3,165 apartment homes and future development rights in San Francisco, California; our passive equity investments in IQHQ, Inc. (“IQHQ”), a privately-held life sciences real estate development company; and RET Ventures, an early-stage real estate technology fund. We expect to allocate a portion of our capital to passive debt and equity investments, both directly and at the entity level. These prove attractive when warranted by risk adjusted returns, when we have special knowledge or expertise relevant to the particular investment or when the opportunity exists for positive asymmetric outcomes whether through strategic partnerships or otherwise. In addition, from time to time, we will use our established platform and existing relationships to generate fees through service offerings to third party real estate investors, owners, and capital allocators.

•	Maintaining sufficient liquidity and utilizing financial leverage

At all times, we will guard our liquidity by maintaining sufficient cash and equivalents at no less than 5% of total equity.

From time-to-time we will allocate capital to financial assets designed to mitigate risks elsewhere in the Aimco enterprise.  Existing examples include our option to acquire an interest rate swap designed to protect against repricing risk on maturing Aimco liabilities.

We expect to capitalize our activities through a combination of non-recourse property debt, construction loans, third-party equity, and the recycling of Aimco equity, including retained earnings. We plan to limit the use of recourse leverage, with a strong preference towards non-recourse property-level debt in order to limit risk to the Aimco enterprise. When warranted, we plan to seek equity capital from joint venture partners to improve our cost of capital, further leverage Aimco equity, reduce exposure to a single investment and, in certain cases, for strategic benefits.

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

Results for the Three Months and Six Months Ended June 30, 2021

The results from the execution of our business plan during the three and six months ended June 30, 2021, are further described below.

Financial Results and Recent Highlights

•

Net income (loss) attributable to Aimco common stockholders per share was $(0.13) for the three months ended June 30, 2021, compared to net income per share of $0.02 for the three months ended June 30, 2020, and $0.00 per share for the six months ended June 30, 2021, compared to net income per share of $0.05 for the six months ended June 30, 2020.

•	We invested $49 million in development and redevelopment in the three months ended June 30, 2021 and leased more than 200 homes at properties currently in lease-up.
•	We closed $251 million of construction financing and ended the second quarter with $445 million of liquidity including cash and capacity on our revolving credit facility.
•	In July, we entered into agreements totaling $53 million to acquire property for redevelopment and development in, Colorado Springs, Colorado, and Fort Lauderdale, Florida.
•

In June, we acquired, for $12 million, property adjacent to our Hamilton on the Bay asset located in Miami, FL and in July acquired, for $7 million, additional adjacent properties. The acquired properties provide additional development opportunity.

•	Revenue from Aimco Operating Properties was up 2.2% year-over-year, with occupancy up 140 basis points and average revenue per apartment home up 0.8%.
•	Net Operating Income from Aimco Operating Properties was up 4.0% from the first quarter of 2021 and up 0.7% year-over-year.

Our business is organized around five areas of strategic focus: development and redevelopment; asset management; investment activity; balance sheet; and team and culture.

Development and Redevelopment

Construction Activity

During the three and six months ended June 30, 2021, we invested approximately $49 million and $94 million, respectively, at our development and redevelopment projects.

•

At the North Tower of Flamingo Point in Miami Beach, Florida, the major redevelopment continues on plan with approximately $27 million remaining to invest. Apartment homes are planned for initial delivery in the third quarter with construction completion scheduled for 2022 and stabilization targeted for 2024. As of June 30, 2021, approximately one-fourth of the units were leased at rates ahead of initial targets.

•

Upton Place in Upper-Northwest Washington, D.C., is progressing on schedule and on-budget, with approximately $213 million remaining to complete construction. The project is scheduled for completion in 2024 and stabilization is targeted for 2026.

•

At The Benson Hotel and Faculty Club on the Anschutz Medical Campus in Aurora, Colorado, the project is on-budget and on schedule with a remaining investment of approximately $53 million. The project is scheduled for completion in early 2023 and stabilization in late 2026.

•

In Corte Madera, CA, we began development activity on 16 luxury single family rental homes, each averaging approximately 3,200 square feet, plus eight accessory dwelling units. The land for this development is being leased from AIR Communities and is located adjacent to AIR’s Preserve at Marin apartment community.  We expect the total development cost to be $47 million with deliveries beginning in 2023 and stabilization occurring in 2025.

•

In the Edgewater neighborhood of Miami, FL, we began the major redevelopment of the existing apartment building at Hamilton on the Bay. The scope of our investment is intended to completely renew the waterfront high-rise which benefits from spacious apartment homes (averaging 1,411 sf) and an abundance of outdoor and amenity space that was previously underutilized. We expect the redevelopment investment at Hamilton on the Bay will be $92 million with apartment homes coming back online in 2022 and stabilization targeted for 2024.

Lease-up Progress

During the three and six months ended June 30, 2021, we held three properties where newly constructed or renovated homes had been delivered but stabilization had not yet been reached.

•	At 707 Leahy, in Redwood City, California, all apartment homes had been delivered and construction was complete as of 4Q 2020. As of June 30, 2021, the 110-unit property was 91% leased.
•

At The Fremont on the Anschutz Medical Campus in Aurora, Colorado, all apartment homes had been delivered and construction was complete as of 4Q 2020.  As of June 30, 2021, the 253-unit property was 69% leased.

•	At Prism, located in Cambridge, Massachusetts, all apartment homes had been delivered and construction was complete as of 1Q 2021. As of June 30, 2021, the 136-unit property was 73% leased.

Asset Management

Operating Properties

We own a geographically diversified portfolio of operating properties that produces stable cash flow and serves to balance the risk and highly variable cash flows associated with its portfolio of development and redevelopments and value-add investments. Our operating portfolio produced solid results for the three and six months ended June 30, 2021.

Highlights for the three months ended June 30, 2021 include:

•	Average daily occupancy at our operating portfolio of 97.3% for the three months ended June 30, 2021, a 140-basis point improvement from the three months ended June 30, 2020.
•	Average revenue per occupied unit at our operating portfolio of $1,894 for the three months ended June 30, 2021, up 0.8% year over year.
•	Revenue, before utility reimbursements, of $33.3 million for the three months ended June 30, 2021, up 2.2% year over year.
•	Expenses, net of utility reimbursements were $11.0 million for the three months ended June 30, 2021, up 5.4% year over year, due primarily to higher real estate taxes and insurance.

•	Net operating income of our operating portfolio for the three months ended June 30, 2021 increased by 0.8% year over year.

We measure residential rent collection as the amount of payments received as a percentage of all residential amounts owed. During the three months ended June 30, 2021, we collected 98.3% of all amounts owed by Aimco residents and recognized 98.8% of revenue, reserving 120 basis points as bad debt.

1001 Brickell Bay Drive, a waterfront office building in Miami, FL owned as part of a larger assemblage, is currently 73.3% occupied with the pace of tours and inquiries showing favorable indications of future leasing. Through July 2021, 99.8% of second quarter rents due have been collected.

Other Investments

Parkmerced Mezzanine Investment: On November 26, 2019, Aimco made a five-year, $275.0 million mezzanine loan to a partnership owning Parkmerced Apartments, located in southwest San Francisco (the “Mezzanine Investment”). The loan bears interest at a 10% annual rate, accruing if not paid from property operations. The Separation Agreement provides for AIR to transfer ownership of the subsidiaries that originated and hold the mezzanine loan, a related equity option to acquire a 30% interest in the partnership owning Parkmerced Apartments and the interest rate option, or swaption, that provides partial protection against future refinancing risk through 2024 to Aimco.  At the time of the Separation and as of the date of this report, legal title of these subsidiaries had not yet transferred to Aimco. Until legal title of the subsidiaries is transferred, AIR is obligated to pass payments on such loan to us, and we are obligated to indemnify AIR against any costs and expenses related thereto. We have the risks and rewards of ownership of the Mezzanine Investment and have recognized an asset related to our right to receive the Mezzanine Investment from AIR.

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

Life Science Developer Investment: In the third quarter of 2020, Aimco made a $50 million commitment to IQHQ, a privately-held life sciences real estate development company.  In addition, Aimco gained the right to collaborate with IQHQ on any multifamily component at its future development sites.

Investment Activity

Leasehold Agreements: On January 1, 2021, terms commenced on the leasehold agreements with AIR for 707 Leahy, The Fremont, Prism, and Flamingo Point North Tower. On June 1, 2021, terms commenced on the leasehold agreement with AIR for Robin Drive Land, a 15-acre plot of land in the San Francisco Bay Area on which we began construction of 16 single family rental homes and 8 accessory dwelling units in June 2021.  The combined initial value of leasehold interest, as indicative of the initial fair market values of the leased assets at the time of lease inception, was $475.1 million. The combined annual leasehold payment for these five assets is $26.0 million. We expect the total development and redevelopment expenditures related to these assets to be approximately $117.9 million with $42.0 million having been invested as of June 30, 2021. The lease agreements provide Aimco the right to terminate each lease once the leased property is stabilized with AIR then having the option to retain ownership of the land and purchase the improvements from Aimco. Should AIR exercise its option, Aimco would be due the difference between the property’s fair-market value at stabilization and the initial value of the leasehold interest, less a 5% discount.

Acquisitions: During the three months ended June 30, 2021 we acquired six properties adjacent to our Hamilton on the Bay apartment community in Miami’s Edgewater neighborhood, for $12 million. Subsequent to quarter end, we acquired for $7 million an additional two parcels adjacent to our Hamilton on the Bay apartment community. In total this land assemblage allows for, as-of-right, the construction of more than 700,000 square feet. As part of our initial acquisition of Hamilton on the Bay, we acquired waterfront land that allows for the future development of more than 400,000 square feet. Combined, we can now construct more than 1.1 million square feet of new development in this rapidly growing submarket. During the six months ended June 30, 2021, we also acquired The Benson Hotel and Faculty Club (“Benson Hotel”) development property for $6.2 million, net of outstanding construction liabilities of $0.9 million. The development property consists of land and initial construction costs. The project is expected to be completed in the first quarter of 2023.

Balance Sheet

Aimco capitalizes its activities through a combination of non-recourse property debt, construction loans, third-party equity, and the recycling of Aimco equity, including retained earnings. We plan to limit the use of recourse leverage, with a strong preference towards non-recourse property-level debt in order to limit risk to the Aimco enterprise. When warranted, we plan to seek equity capital from joint venture partners to improve its cost of capital, further leverage Aimco equity, reduce exposure to a single investment and, in certain cases, for strategic benefits.

We are highly focused on maintaining ample liquidity. As of June 30, 2021, we had access to $445 million, including $286 million of cash on hand, $9 million of restricted cash, and the capacity to borrow up to $150 million on our revolving credit facility. Please refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

In evaluating our financial condition and operating performance we use non-GAAP measures, including Adjusted EBITDAre, which we believe is useful to investors and creditors as a supplemental measure of our ability to incur and service debt. Our Adjusted EBITDAre for the three and six months ended June 30, 2021 was $19.5 million and $36.2 million, respectively. Please refer to the Non-GAAP Measures section for further information about the calculation of Adjusted EBITDAre and our leverage ratios. Please refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

Financing Activity

On April 15, 2021, the Company entered into a $150 million variable-rate non-recourse construction loan collateralized by our leasehold interest and AIR’s fee ownership interest in Flamingo North Tower. The initial term of the loan is three years and bears interest at one month LIBOR plus 360 basis points subject to a minimum all-in per annum interest rate of 3.85%.  Certain consolidated subsidiaries have indemnified AIR for any losses it incurs as a result of a default on the loan by Aimco.

On June 21, 2021, we entered into a $100.7 million variable-rate non-recourse construction loan collateralized by our fee ownership interest in Hamilton on the Bay. The initial term of the loan is three years and bears interest at one month LIBOR plus 320 basis points subject to a minimum all-in per annum interest rate of 3.45%.

If LIBOR ceases to exist during the term of these agreements, the documents associated with these agreements contain language to address a transition to another bench mark rate. It is anticipated LIBOR will be replaced with SOFR, however, if SOFR were to not be available the agreements contain alternate provisions.

Financial Results of Operations

We have three segments: (i) Development and Redevelopment, (ii) Operating Portfolio, and (iii) Other. Our Development and Redevelopment segment includes properties that are under construction, in pre-construction, or have not achieved stabilization. The Development and Redevelopment segment also includes our five leased properties; two are under construction and three are operational but have not achieved stabilization. Our Operating Portfolio segment includes majority owned residential communities that have achieved stabilized levels of operations as of January 1, 2020 and maintained it throughout the current year and comparable period. Our Other segment consists of 1001 Brickell Bay Drive, our only commercial real estate property.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements included in Item 1.

Net income decreased by $23.5 million and $6.6 million during the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, as described more fully below.

Detailed Results of Operations for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020.

Property Results

As of June 30, 2021, our Development and Redevelopment segment included five properties that were under construction and three properties in lease-up, our Operating Portfolio segment included 24 communities with 6,067 apartment homes, and our Other segment includes one office building.

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

Proportionate Property Net Operating Income

The results of our segments for the three months ended June 30, 2021 and 2020, as presented below, are based on segment classifications as of June 30, 2021.

	Three Months Ended June 30,		Historical Change
(in thousands)	2021	2020	$	%
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$2,489	$—	$2,489	100%
Operating Portfolio	33,329	32,599	730	2.2%
Other	2,981	3,074	(93)	(3.0%)
Total	38,799	35,673	3,126	8.8%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	2,102	—	2,102	100%
Operating Portfolio	10,959	10,396	563	5.4%
Other	1,036	955	81	8.5%
Total	14,097	11,351	2,746	24.2%
Proportionate property net operating income:
Development and Redevelopment	387	—	387	100%
Operating Portfolio	22,370	22,203	167	0.8%
Other	1,945	2,119	(174)	(8.2%)
Total	$24,702	$24,322	$380	1.6%

For the three months ended June 30, 2021, compared to 2020, our Operating Portfolio proportionate property net operating income increased by $0.2 million, or 0.8%. The increase was attributable to a $0.7 million, or 2.2% increase in rental and other property revenues due to higher average revenues of $15 per apartment home, a 140-basis point increase in occupancy, offset partially by a $0.6 million, or 5.4%, increase in property operating expenses due primarily to higher real estate taxes and insurance.

For the three months ended June 30, 2021, compared to 2020, total proportionate property net operating income increased by $0.4 million, or 1.6%.

The results of our segments for the six months ended June 30, 2021 and 2020, as presented below, are based on segment classifications as of June 30, 2021.

	Six Months Ended June 30,		Historical Change
(in thousands)	2021	2020	$	%
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$4,746	$—	$4,746	100.0%
Operating Portfolio	66,018	65,960	58	0.1%
Other	6,008	6,351	(343)	(5.4%)
Total	76,772	72,311	4,461	6.2%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	3,969	—	3,969	100.0%
Operating Portfolio	22,129	20,906	1,223	5.8%
Other	2,021	1,945	76	3.9%
Total	28,119	22,851	5,268	23.1%
Proportionate property net operating income:
Development and Redevelopment	777	—	777	100.0%
Operating Portfolio	43,889	45,054	(1,165)	(2.6%)
Other	3,987	4,406	(419)	(9.5%)
Total	$48,653	$49,460	$(807)	(1.6%)

For the six months ended June 30, 2021, compared to 2020, our Operating Portfolio proportionate property net operating income decreased by $1.2 million, or 2.6%. This decrease was attributable to a $0.1 million, or 0.1%, increase in rental and other property revenues offset by a $1.2 million, or 5.8%, increase in property operating expenses due primarily to higher real estate taxes and insurance.

For the six months ended June 30, 2021, compared to 2020, total proportionate property net operating income decreased by $0.8 million, or 1.6%.

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

Depreciation and Amortization

For the three and six months ended June 30, 2021 depreciation and amortization expense was higher by $1.6 million and $3.0 million, respectively, when compared to the same periods in 2020, primarily due to additional assets being placed into service.

General and Administrative Expenses

For the three and six months ended June 30, 2021, compared to the same periods in 2020, general and administrative expenses increased by $5.8 million and $10.3 million, respectively, due primarily to the difference of allocating costs in 2020 and the actual costs experienced running the separate business in 2021.

Interest Expense

For the three and six months ended June 30, 2021, compared to the same periods in 2020, interest expense increased by $6.8 million, or 117.6%, and $13.9 million, or 120.9%, respectively, due primarily to interest associated with the notes payable to AIR entered into in conjunction with the Separation.

Mezzanine Investment Income, Net

On November 26, 2019, we made a five-year, $275.0 million mezzanine loan to a partnership owning Parkmerced Apartments, located in southwest San Francisco. The loan is junior to a $1.5 billion first mortgage position and bears interest at a 10% annual rate, accruing if not paid from property operations. As of June 30, 2021, the total receivable including accrued and unpaid interest was $322.4 million. During the three and six months ended June 30, 2021, we recognized $7.6 million and $15.0 million, respectively, of income in connection with the mezzanine loan, compared to $6.9 million and $13.7 million during the three and six months ended June 30, 2020, respectively.

Unrealized Gains (Losses) on Interest Rate Options

We are required to adjust our interest rate options to fair value on a quarterly basis. As a result of the mark to market adjustment we recorded an unrealized loss in the amount of $17.0 million and an unrealized gain in the amount of $8.4 million during the three and six months ended June 30, 2021, respectively, and we recorded an unrealized loss in the amount of $1.1 million during both three and six months ended June 30, 2020.

Other Expenses, Net

Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses and certain non-recurring items. For the three and six months ended June 30, 2021, compared to the same periods in 2020, other expenses, net decreased by $3.1 million and $3.9 million, respectively, due primarily to $2.3 million of revenue for acquisition services fee received during three and six months ended June 30, 2021.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and gains retained by the REIT. For the three and six months ended June 30, 2021, we had consolidated net losses subject to tax of $9.0 million and $18.5 million, respectively. For the three and six months ended June 30, 2020, we had consolidated net income subject to tax of $4.4 million and $8.8 million, respectively.

For the three months ended June 30, 2021, we recognized income tax benefit of $2.8 million, compared to $2.0 million during the same period in 2020. The change is due primarily to higher losses at our TRS entities.

For the six months ended June 30, 2021, we recognized income tax benefit of $7.9 million, compared to $4.1 million during the same period ended 2020. The change is due primarily to income tax benefit associated with internal restructuring, changes to our effective state rate expected to apply to the reversal of our existing deferred items, and higher losses at our TRS entities.

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

EBITDAre is defined by Nareit and provides for an additional performance measure independent of capital structure for greater comparability between real estate investment trusts. We define Adjusted EBITDAre as EBITDAre adjusted to exclude the effect of net income attributable to noncontrolling interests in consolidated real estate partnerships and EBITDAre adjustments attributable to noncontrolling interests, and unrealized gain on interest rate options, which we believe allow investors to compare a measure of our earnings before the effects of our capital structure and indebtedness with that of other companies in the real estate industry. Additionally, we exclude interest income recognized on our Mezzanine Investment that was accrued but not paid during the three and six months ended June 30, 2021 and 2020.

The reconciliation of net (loss) income to EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2021 and 2020, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net (loss) income	$(20,386)	$3,113	$1,048	$7,668
Adjustments:
Interest expense	12,638	5,809	25,315	11,460
Income tax benefit	(2,760)	(2,032)	(7,860)	(4,055)
Depreciation and amortization	20,639	19,030	41,356	38,377
Adjustment related to EBITDAre of unconsolidated partnerships	215	212	430	423
EBITDAre	$10,346	$26,132	$60,289	$53,873
Net loss (income) attributable to redeemable noncontrolling interest consolidated real estate partnership	(66)	125	86	228
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(275)	(10)	(566)	(5)
EBITDAre adjustments attributable to noncontrolling interests	38	(111)	(232)	(352)
Interest income recognized on mezzanine investment	(7,551)	(6,936)	(15,018)	(13,683)
Unrealized (gains) losses on interest rate options	16,970	1,080	(8,377)	1,080
Adjusted EBITDAre	$19,462	$20,280	$36,182	$41,141

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary sources of liquidity are cash flows from operations and borrowing capacity under our loan agreements.

As of June 30, 2021, our available liquidity was $445 million, which consisted of:

•	$286 million in cash and cash equivalents;
•	$9 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance; and
•	$150 million of available capacity to borrow under our revolving secured credit facility.

We have commitments for, and expect to spend, approximately $335.2 million on development and redevelopment projects underway, with $304.8 million undrawn on our construction loans as of June 30, 2021.

Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, and future investments.

In the event that our cash and cash equivalents, revolving secured credit facility, and cash provided by operating activities are not sufficient to cover our liquidity needs, we have the means to generate additional liquidity, such as from additional property financing activity and proceeds from apartment community sales. We expect to meet our long-term liquidity requirements, including debt maturities, development and redevelopment spending, and future investment activity, primarily through property financing activity, cash generated from operations, and the recycling of Aimco equity. Our revolving secured credit facility matures in December 2023, prior to consideration of its two one-year extension options.

Leverage and Capital Resources

The availability and cost of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Currently, interest rates are low compared to historical levels, and financing is readily available.  Any adverse changes in the lending environment could negatively affect our liquidity. We have taken steps to mitigate a portion of our repricing risk. However, if property or development financing options become unavailable, we may consider alternative sources of liquidity, such as reductions in capital spending or apartment community dispositions.

As of June 30, 2021, approximately 40% of our leverage consisted of property-level, non-recourse, amortizing debt. Approximately 87.4% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates, and inflation. The weighted-average remaining term to maturity of our non-recourse property-level debt was 5.3 years at a weighted-average interest rate of 3.09%.

While our primary source of leverage is property-level debt, we also have a credit facility with a syndicate of financial institutions and construction loans. As of June 30, 2021, we had no outstanding borrowings under our revolving secured credit facility, swingline loan sub-facility and letter of credit sub-facility and had capacity to borrow up to $150 million.

As of June 30, 2021, approximately 49% of our leverage consisted of notes payable to AIR, with a fixed interest rate of 5.2% and a term to maturity of 2.6 years, and approximately 11% consisted of our variable-rate non-recourse construction loans.

Under our revolving secured credit facility, we have agreed to maintain a fixed charge coverage ratio of at least 1.25x, minimum tangible net worth of $625 million, and maximum leverage of 60% as defined in the credit agreement. We are currently in compliance and expect to remain in compliance with these covenants.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1 of this report.

Operating Activities

For the six months ended June 30, 2021, net cash provided by operating activities was $16.5 million. Our operating cash flow is primarily affected by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment communities and general and administrative costs. Cash provided by operating activities for the six months ended June 30, 2021, decreased by $11.9 million compared to the same period ended in 2020.

Investing Activities

For the six months ended June 30, 2021, our net cash used in investing activities of $102.1 million consisted primarily of capital expenditures and cash used in the purchase of The Benson Hotel and construction costs on our development properties.

Total capital additions totaled $100.2 million and $10.7 million during the six months ended June 30, 2021 and 2020, respectively. We have generally funded capital additions with available cash and cash provided by operating activities.

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

Financing Activities

Net cash from financing activities for the six months ended June 30, 2021 increased by $99.9 million compared to the six months ended June 30, 2020, due primarily to proceeds from the $150 million and $100.7 million variable-rate non-recourse construction loans entered into during the six months ended June 30, 2021.

Future Capital Needs

We expect to fund any future acquisitions, redevelopment, development, and other capital spending principally with operating cash flows, short-term borrowings, and debt and equity financing. Our near-term business plan does not contemplate the issuance of equity. We believe, based on the information available at this time, that we have sufficient cash on hand and access to additional sources of liquidity to meet our operational needs for 2021 and beyond.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, on a consolidated basis, we had approximately $55.0 million of variable-rate property-level debt outstanding in addition to two variable rate construction loans that totaled $120.1 million. We estimate that a change in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce or increase interest expense by approximately $1.8 million.

In 2020, we paid an upfront premium of $12.1 million for the option to enter into an interest rate swap at a future date. This interest rate option, or swaption, provides partial protection against exposure to rising interest rates between now and October 2024. We receive a cash settlement in the future if the prevailing interest rate is higher than the 1.68% strike price. The amount of a future cash settlement is capped if the prevailing interest rate exceeds 2.78%. Alternatively, if interest rates were to decrease below the specified strike price, we would not receive a cash settlement nor would we have any liability to make a payment.

During the first quarter of 2021, we paid an upfront premium of $5.6 million (including transaction costs) for the option to enter into an interest rate swap at a future date.  This interest rate option, or swaption, provides partial protection against rising interest rates between now and January 2024 relative to our notes payable to AIR.  We receive a cash settlement in the future if the prevailing interest rate is higher than the 3% strike price on the five year swap. Alternatively, if interest rates were to decrease below the specified strike price, we would not receive a cash settlement nor would we have any liability to make a payment.

During the three months ended June 30, 2021, we paid an upfront premium of $0.2 million for an interest rate cap on our $150 million Flamingo construction loan. This interest rate cap, provides protection if one month LIBOR exceeds 3% during the initial term of the loan.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes from the risk factors in Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Aimco

Unregistered Sales of Equity Securities

From time to time, Aimco may issue shares of common stock in exchange for OP Units, defined under the Aimco Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each common OP Unit. Aimco may also issue shares of common stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended June 30, 2021, Aimco issued approximately 440,000 shares of common stock in exchange for OP Units in these transactions. Such shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Repurchases of Equity Securities

There were no repurchases by Aimco of its common equity securities during the three months ended June 30, 2021. Aimco’s board of directors has, from time to time, authorized Aimco to repurchase shares of its outstanding common stock. As of June 30, 2021, Aimco was authorized to repurchase approximately 10.4 million shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

Aimco Operating Partnership

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP Units during the three months ended June 30, 2021.

Repurchases of Equity Securities

Aimco Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one-year, limited partners other than Aimco have the right to redeem their common OP Units for cash or, at our election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended June 30, 2021, approximately 440,000 of common OP Units were redeemed in exchange for shares of Common Stock.

The following table summarizes Aimco Operating Partnership’s repurchases, or redemptions in exchange for cash, of common OP Units for the three months ended June 30, 2021.

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2021 ‒ April 30, 2021	—	$—	N/A	N/A
May 1, 2021 ‒ May 30, 2021	—	—	N/A	N/A
June 1, 2021 ‒ June 30, 2021	694	6.34	N/A	N/A
Total	694	$6.34
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

Dividend and Distribution Payments

As a REIT, Aimco is required to distribute annually to holders of its Common Stock at least 90% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. Aimco’s board of directors determines and declares its dividends. In making a dividend determination, Aimco’s board of directors considers a variety of factors, including REIT distribution requirements; current market conditions; liquidity needs; and other uses of cash, such as deleveraging and accretive investment activities. Aimco plans to reinvest earnings to facilitate growth and, therefore, does not presently intend to pay a regular quarterly cash dividend.

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

10.1 10.2

Amended and Restated Agreement of Limited Partnership of Aimco OP L.P., effective as of December 14, 2020 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

First Amendment to Master Lease Agreement, dated April 15, 2021, by and between MCZ/Centrum Flamingo II, L.L.C. and Flamingo North Lessee, LLC.

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

The following materials from Aimco’s and Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of equity and partners’ capital; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: August 13, 2021