Form 10-Q
period 2021-09-30
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2021-11-09
CIK 922864, 1820878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of Apartment Investment and Management Company Class A Common Stock outstanding as of November 8, 2021: 152,237,788

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

Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, Aimco is presented as being spun-off from AIR. This presentation is in accordance with generally accepted accounting principles in the United States and is due primarily to the relative significance of Aimco’s business, as measured in terms of revenue, net income, assets, and other relevant indicators, as compared to those indicators for AIR before the Separation. Therefore, Aimco is considered “spun” for accounting purposes and AIR is considered the divesting entity and treated as the accounting spinner, or accounting predecessor. A separate capital structure did not exist since the assets, liabilities and operations of Aimco prior to the Separation (Aimco and AIR together, as they existed prior to the Separation, “Aimco Predecessor”) were spread across multiple legal entities. Events noted in this filing as occurring before December 15, 2020 were those entered into by Aimco Predecessor. The historical financial statements of Aimco do not represent the financial position and results of operations of one legal entity, but rather a combination of entities under common control that have been “carved out” from Aimco Predecessor’s financial statements.

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2021, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through a wholly-owned subsidiary, is the general partner and directly is the special limited partner of Aimco Operating Partnership. As of September 30, 2021, Aimco owned 93.1% of the legal interest in the common partnership units of Aimco Operating Partnership and 95.0% of the economic interest in Aimco Operating Partnership. The remaining 6.9% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

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

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Buildings and improvements	$1,202,279	$995,116
Land	534,092	505,153
Total real estate	1,736,371	1,500,269
Accumulated depreciation	(545,499)	(495,010)
Net real estate	1,190,872	1,005,259
Cash and cash equivalents	253,138	289,582
Restricted cash	9,623	9,153
Mezzanine investment	330,016	307,362
Right-of-use lease assets	439,229	98,280
Other assets, net	171,317	130,856
Total assets	$2,394,195	$1,840,492

LIABILITIES AND EQUITY
Non-recourse property debt, net	$485,116	$447,967
Construction loans, net	138,439	—
Notes payable to AIR	534,127	534,127
Total indebtedness	1,157,682	982,094
Deferred tax liabilities	126,851	131,560
Lease liabilities	448,886	100,496
Accrued liabilities and other	95,943	62,988
Total liabilities	1,829,362	1,277,138

Redeemable noncontrolling interest in consolidated real estate partnership	4,304	4,263
Commitments and contingencies (Note 4)
Equity:
Common Stock, $0.01 par value, 510,587,500 shares authorized, 149,803,000 and 149,036,263 shares issued/outstanding at September 30, 2021 and December 31, 2020, respectively	1,498	1,490
Additional paid-in capital	518,913	515,127
Accumulated deficit	(21,377)	(16,839)
Total Aimco equity	499,034	499,778
Noncontrolling interests in consolidated real estate partnerships	35,014	31,877
Common noncontrolling interests in Aimco Operating Partnership	26,481	27,436
Total equity	560,529	559,091
Total liabilities and equity	$2,394,195	$1,840,492

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Rental and other property revenues	$42,893	$37,328	$123,115	$112,802

OPERATING EXPENSES
Property operating expenses	18,155	15,151	51,500	45,822
Depreciation and amortization	21,709	19,296	63,065	57,673
General and administrative expenses	8,868	1,552	22,562	4,939
Total operating expenses	48,732	35,999	137,127	108,434

Interest expense	(12,680)	(7,103)	(37,995)	(18,563)
Mezzanine investment income, net	7,636	6,870	22,654	20,553
Unrealized gains (losses) on interest rate options	2,231	(998)	10,608	(2,078)
Other income (expense), net	1,785	(775)	5,066	(1,344)
(Loss) income before income tax benefit	(6,867)	(677)	(13,679)	2,936
Income tax benefit	2,021	2,673	9,881	6,728
Net (loss) income	(4,846)	1,996	(3,798)	9,664
Noncontrolling interests:
Net (income) loss attributable to redeemable noncontrolling interest in consolidated real estate partnership	(127)	121	(41)	349
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(296)	1	(862)	(4)
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	253	(107)	209	(507)
Net (loss) income attributable to Aimco	$(5,016)	$2,011	$(4,492)	$9,502
Net (loss) income attributable to Aimco per common share – basic (Note 6)	$(0.03)	$0.01	$(0.03)	$0.06
Net (loss) income attributable to Aimco per common share – diluted (Note 6)	$(0.03)	$0.01	$(0.03)	$0.06

Weighted average common shares outstanding – basic	149,762	148,549	149,517	148,549
Weighted average common shares outstanding – diluted	149,762	148,569	149,517	148,569

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended September 30, 2021 and 2020

(In thousands)

(Unaudited)

	Common Stock						Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Aimco Predecessor Equity	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at June 30, 2020	—	$—	$—	$—	$520,762	$520,762	$113	$589	$521,464
Net income attributable to Aimco Predecessor	—	—	—	—	2,011	2,011	—	—	2,011
Net loss attributable to noncontrolling interests in consolidated partnerships	—	—	—	—	—	—	(1)	—	(1)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	—	—	—	—	—	—	—	107	107
Contributions from Aimco Predecessor, net	—	—	—	—	123,150	123,150	—	—	123,150
Balances at September 30, 2020	—	$—	$—	$—	$645,923	$645,923	$112	$696	$646,731

Balances at June 30, 2021	149,663	$1,496	$517,540	$(16,315)	$—	$502,721	$31,847	$26,654	$561,222
Redemption of Aimco Operating Partnership units	140	1	354	—	—	355	—	(355)	—
Cash paid on redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	(6)	(6)
Share-based compensation expense	—	—	1,019	—	—	1,019	—	441	1,460
Distribution to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	(287)	—	(287)
Contributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	3,158	—	3,158
Net income attributable to noncontrolling interests in consolidated partnerships	—	—	—	—	—	—	296	—	296
Net loss attributable to common noncontrolling interests in Aimco Operating Partnership	—	—	—	—	—	—	—	(253)	(253)
Net loss attributable to Aimco	—	—	—	(5,016)	—	(5,016)	—	—	(5,016)
Other, net	—	1	—	(46)	—	(45)	—	—	(45)
Balances at September 30, 2021	149,803	$1,498	$518,913	$(21,377)	$—	$499,034	$35,014	$26,481	$560,529

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2021 and 2020

(In thousands)

(Unaudited)

	Common Stock						Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Accumulated Deficit	Aimco Predecessor Equity	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2019	—	$—	$—	$—	$513,264	$513,264	$108	$188	$513,560
Net income attributable to Aimco Predecessor	—	—	—	—	9,502	9,502	—	—	9,502
Net income attributable to noncontrolling interests in consolidated partnerships	—	—	—	—	—	—	4	—	4
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	—	—	—	—	—	—	—	507	507
Contributions from Aimco Predecessor, net	—	—	—	—	123,157	123,157	—	1	123,158
Balances at September 30, 2020	—	$-	$-	$-	$645,923	$645,923	$112	$696	$646,731

Balances at December 31, 2020	149,036	$1,490	$515,127	$(16,839)	$—	$499,778	$31,877	$27,436	$559,091
Redemption of Aimco Operating Partnership units	580	6	1,252	—	—	1,258	—	(1,258)	—
Cash paid on redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	(47)	(47)
Issuance of common stock in connection with share-base arrangements	232	2	1,069	—	—	1,071	—	—	1,071
Share-based compensation expense	—	—	1,770	—	—	1,770	—	559	2,329
Distribution to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	(869)	—	(869)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	3,158	—	3,158
Net income attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	862	—	862
Net loss attributable to common noncontrolling interests in Aimco Operating Partnership	—	—	—	—	—	—	—	(209)	(209)
Net loss attributable to Aimco	—			(4,492)		(4,492)	—	—	(4,492)
Other, net	(45)	—	(305)	(46)	—	(351)	(14)		(365)
Balances at September 30, 2021	149,803	$1,498	$518,913	$(21,377)	$—	$499,034	$35,014	$26,481	$560,529

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,798)	$9,664
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	63,065	57,673
Income from unconsolidated real estate partnerships	(743)	(629)
Unrealized (gains) losses on interest rate options	(10,608)	2,078
Income tax benefit	(9,881)	(6,728)
Mezzanine investment income, net	(22,654)	(20,553)
Share based compensation	3,750	—
Amortization of debt issuance costs and other	801	335
Changes in operating assets and operating liabilities:
Other assets, net	(10,930)	(1,717)
Accounts payable, accrued liabilities and other	13,083	1,209
Net cash provided by operating activities	22,085	41,332
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(69,601)	(92,286)
Capital expenditures (1)	(134,855)	(15,317)
Other investing activities (2)	(12,187)	(38)
Net cash used in investing activities	(216,643)	(107,641)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from construction loans	142,305	—
Proceeds from non-recourse debt	59,757	—
Payments of deferred loan costs	(6,634)	—
Principal repayments on non-recourse property debt	(22,307)	(42,816)
Principal payments on finance leases	(7,773)	—
Purchase of interest rate option	(5,905)	(12,245)
Change in Aimco Predecessor investment, net	—	122,265
Other financing activities	(859)	(1,849)
Net cash provided by financing activities	158,584	65,355
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(35,974)	(954)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	298,735	10,120
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$262,761	$9,166

(1)	Capital expenditures net of accrued capital costs of $17.7 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)	Includes the acquisition of additional IQHQ shares.

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Buildings and improvements	$1,202,279	$995,116
Land	534,092	505,153
Total real estate	1,736,371	1,500,269
Accumulated depreciation	(545,499)	(495,010)
Net real estate	1,190,872	1,005,259
Cash and cash equivalents	253,138	289,582
Restricted cash	9,623	9,153
Mezzanine investment	330,016	307,362
Right-of-use lease assets	439,229	98,280
Other assets, net	171,317	130,856
Total assets	$2,394,195	$1,840,492

LIABILITIES AND EQUITY
Non-recourse property debt, net	$485,116	$447,967
Construction loans, net	138,439	—
Notes payable to AIR	534,127	534,127
Total indebtedness	1,157,682	982,094
Deferred tax liabilities	126,851	131,560
Lease liabilities	448,886	100,496
Accrued liabilities and other	95,943	62,988
Total liabilities	1,829,362	1,277,138

Redeemable noncontrolling interest in consolidated real estate partnership	4,304	4,263
Commitments and contingencies (Note 4)
Partners’ capital:
General Partner and Special Limited Partner	499,034	499,778
Limited Partners	26,481	27,436
Partners’ capital attributable to Aimco Operating Partnership	525,515	527,214
Noncontrolling interests in consolidated real estate partnerships	35,014	31,877
Total partners’ capital	560,529	559,091
Total liabilities and partners’ capital	$2,394,195	$1,840,492

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Rental and other property revenues	$42,893	$37,328	$123,115	$112,802

OPERATING EXPENSES
Property operating expenses	18,155	15,151	51,500	45,822
Depreciation and amortization	21,709	19,296	63,065	57,673
General and administrative expenses	8,868	1,552	22,562	4,939
Total operating expenses	48,732	35,999	137,127	108,434

Interest expense	(12,680)	(7,103)	(37,995)	(18,563)
Mezzanine investment income, net	7,636	6,870	22,654	20,553
Unrealized gains (losses) on interest rate options	2,231	(998)	10,608	(2,078)
Other income (expense), net	1,785	(775)	5,066	(1,344)
(Loss) Income before income tax benefit	(6,867)	(677)	(13,679)	2,936
Income tax benefit	2,021	2,673	9,881	6,728
Net (loss) income	(4,846)	1,996	(3,798)	9,664
Net (income) loss attributable to redeemable noncontrolling interest in consolidated real estate partnership	(127)	121	(41)	349
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(296)	1	(862)	(4)
Net (loss) income attributable to the Aimco Operating Partnership	$(5,269)	$2,118	$(4,701)	$10,009
Net (loss) income attributable to the Aimco Operating Partnership per common unit – basic (Note 6)	$(0.03)	$0.01	$(0.03)	$0.06
Net (loss) income attributable to the Aimco Operating Partnership per common unit – diluted (Note 6)	$(0.03)	$0.01	$(0.03)	$0.06

Weighted-average common units outstanding – basic	157,806	156,480	157,873	156,480
Weighted-average common units outstanding – diluted	157,806	156,500	157,873	156,500

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended September 30, 2021 and 2020

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Aimco Predecessor Capital	Total Partners’ Capital
Balances at June 30, 2020	$—	$589	$589	$113	$520,762	$521,464
Net income attributable to Aimco Predecessor	—	107	107	—	2,011	2,118
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	(1)	—	(1)
Contributions from Aimco Predecessor, net	—	—	—	—	123,150	123,150
Balances at September 30, 2020	$—	$696	$696	$112	$645,923	$646,731

Balances at June 30, 2021	$502,721	$26,654	$529,375	$31,847	$—	$561,222
Redemption of Aimco Operating Partnership units	355	(355)	—	—	—	—
Cash paid on redemption of Aimco Operating Partnership units	—	(6)	(6)	—	—	(6)
Share-based compensation expense	1,019	441	1,460	—	—	1,460
Distribution to noncontrolling interests in consolidated real estate partnerships	—	—	—	(287)	—	(287)
Contributions from noncontrolling interests in consolidated partnerships	—	—	—	3,158	—	3,158
Net income attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	296	—	296
Net loss attributable to the Aimco Operating Partnership	(5,016)	(253)	(5,269)	—	—	(5,269)
Other, net	(45)	—	(45)	—	—	(45)
Balances at September 30, 2021	$499,034	$26,481	$525,515	$35,014	$—	$560,529

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Nine Months Ended September 30, 2021 and 2020

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Aimco Predecessor Capital	Total Partners’ Capital
Balances at December 31, 2019	$—	$188	$188	$108	$513,264	$513,560
Net income attributable to Aimco Predecessor	—	507	507	—	9,502	10,009
Net income attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	4	—	4
Contributions from Aimco Predecessor, net	—	1	1	—	123,157	123,158
Balances at September 30, 2020	$—	$696	$696	$112	$645,923	$646,731

Balances at December 31, 2020	$499,778	$27,436	$527,214	$31,877	$—	$559,091
Redemption of Aimco Operating Partnership units	1,258	(1,258)	—	—	—	—
Cash paid on redemption of Operating Partnership units	—	(47)	(47)	—	—	(47)
Issuance of common stock in connection with share-base arrangements	1,071	—	1,071	—	—	1,071
Share-based compensation expense	1,770	559	2,329	—		2,329
Distribution to noncontrolling interests in consolidated real estate partnerships	—	—	—	(869)	—	(869)
Contributions from noncontrolling interests in consolidated partnerships	—	—	—	3,158	—	3,158
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	862	—	862
Net loss attributable to the Aimco Operating Partnership	(4,492)	(209)	(4,701)	—	—	(4,701)
Other, net	(351)	—	(351)	(14)	—	(365)
Balances at September 30, 2021	$499,034	$26,481	$525,515	$35,014	$—	$560,529

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,798)	$9,664
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	63,065	57,673
Income from unconsolidated real estate partnerships	(743)	(629)
Unrealized (gains) losses on interest rate options	(10,608)	2,078
Income tax benefit	(9,881)	(6,728)
Mezzanine investment income, net	(22,654)	(20,553)
Share based compensation	3,750	—
Amortization of debt issuance costs and other	801	335
Changes in operating assets and operating liabilities:
Other assets, net	(10,930)	(1,717)
Accounts payable, accrued liabilities and other	13,083	1,209
Net cash provided by operating activities	22,085	41,332
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(69,601)	(92,286)
Capital expenditures (1)	(134,855)	(15,317)
Other investing activities (2)	(12,187)	(38)
Net cash used in investing activities	(216,643)	(107,641)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from construction loans	142,305	—
Proceeds from non-recourse debt	59,757	—
Payments of deferred loan costs	(6,634)	—
Principal repayments on non-recourse property debt	(22,307)	(42,816)
Principal payments on finance leases	(7,773)	—
Purchase of interest rate option	(5,905)	(12,245)
Change in Aimco Predecessor investment, net	—	122,265
Other financing activities	(859)	(1,849)
Net cash provided by financing activities	158,584	65,355
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(35,974)	(954)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	298,735	10,120
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$262,761	$9,166

(1)	Capital expenditures net of accrued capital costs of $17.7 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)	Includes the acquisition of additional IQHQ shares.

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Business

As of September 30, 2021, Aimco owned 93.1% of the legal interest in the common partnership units of Aimco Operating Partnership and 95.0% of the economic interest in Aimco Operating Partnership. The remaining 6.9% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

We own or lease a portfolio of real estate investments focused primarily on the U.S. multifamily sector. These real estate investments include a portfolio of 24 operating apartment communities with 6,067 apartment homes, diversified by both geography and price point, in 12 states; one commercial office building owned as part of a land assemblage; a recently acquired operating community with 58 townhomes; three residential apartment communities, with 1,331 planned apartment homes, a single family rental community, with 16 planned homes plus eight accessory dwelling units, and one hotel, with 106 planned rooms, that we are actively developing or redeveloping; land parcels held for development; and three residential apartment communities, with 499 apartment homes, for which we have completed the redevelopment and are in lease-up, but have not achieved stabilization. In addition, we own an interest in four unconsolidated operating apartment communities.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Common Noncontrolling Interests in Aimco Operating Partnership

Common noncontrolling interests in Aimco Operating Partnership consist of common Aimco Operating Partnership Units (“OP Units”) and are reflected in Aimco’s accompanying condensed consolidated balance sheets as common noncontrolling interests in Aimco Operating Partnership.  Aimco Operating Partnership’s income or loss is allocated to the holders of common OP Units, other than Aimco, based on the weighted-average number of common OP Units (including Aimco) outstanding during the period.  For all periods presented, the holders of common OP Units had a weighted-average economic ownership interest in Aimco Operating Partnership of approximately 5.0%. Substantially all of the assets and liabilities of Aimco are held by Aimco Operating Partnership.

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

If a consolidated real estate partnership includes redemption rights that are not within our control, the noncontrolling interest is included as temporary equity. If the redemption right is not currently redeemable but probable of being redeemable in the future, changes in redemption value are recognized each quarter with the change in value being reflected in additional paid-in-capital.

The assets of our consolidated real estate partnerships must first be used to settle the liabilities of the consolidated real estate partnerships. The consolidated real estate partnerships’ creditors do not have recourse to the general credit of Aimco Operating Partnership.

The following table presents a reconciliation of our redeemable noncontrolling interest in consolidated real estate partnership from December 31, 2020, to September 30, 2021 (in thousands):

Balance at December 31, 2020	$4,263
Net income	41
Balance at September 30, 2021	$4,304

Revenue from Leases

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements and other services. For the three and nine months ended September 30, 2021 and 2020, our total lease income was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed lease income	$39,382	$34,744	$113,726	$104,737
Variable lease income	3,046	2,572	8,760	7,803
Total lease income	$42,428	$37,316	$122,486	$112,540

Lessee Arrangements

We, as lessee, and AIR, as lessor, have entered into finance leases on five properties currently under construction or in lease-up. Four leases commenced January 1, 2021, two of which have rent escalations that start at the point the property reaches stabilization. Three of the leases have a term of 25 years and one has a term of 10 years. During the nine months ended September  30, 2021, we, as lessee, and AIR, as lessor, entered into a finance lease for a 15-acre plot of land in the San Francisco Bay Area on which we began construction of 16 single family rental homes and 8 accessory dwelling units in June 2021. The lease commenced on June 1, 2021 and has a term of 25 years.

We have provided AIR with residual value guarantees aggregating to $250.8 million, which provide that if the residual value of the leased assets are less than the specified residual value guarantees at the earlier of lease expiration or termination, we are required to pay the difference. See Note 3 for further details.

As of September 30, 2021, operating and financing right-of-use lease assets of $5.2 million and $434.0 million, respectively, are included in the condensed consolidated balance sheets. For the three months and nine months ended September 30, 2021, amortization related to our finance leases was $2.1 million and $5.5 million, respectively, net of amounts capitalized. For the three months and nine months ended September 30, 2021, interest expense related to our finance leases was $2.2 million and $6.1 million, respectively, net of amounts capitalized.

As of September 30, 2021, Aimco’s operating leases and finance leases have weighted-average remaining terms of 7.6 years, and 38.6 years, respectively, and weighted-average discount rates of 3.1% and 5.4%, respectively.

Combined minimum annual lease payments, under operating and financing leases, reconciled to the lease liabilities in our condensed consolidated balance sheets, are as follows (in thousands):

	Sublease Income	Operating Lease Future Minimum Rent	Financing Leases Future Minimum Payments
Remainder of 2021	$347	$420	$6,699
2022	1,393	1,891	27,197
2023	1,403	1,922	27,597
2024	1,413	1,935	28,597
2025	1,423	1,930	29,208
Thereafter	4,959	6,575	1,644,138
Total	$10,938	14,673	1,763,436
Less: Discount		(1,702)	(1,327,521)
Total lease liabilities		$12,971	$435,915

For the three and nine months ended September 30, 2021, we capitalized $5.8 million and $18.5 million of lease costs associated with active development and redevelopment projects on certain of the underlying property and ground lease assets. No lease costs were capitalized on leased assets for the three and nine months ended September 30, 2020.

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

The loan is subject to certain risks, including, but not limited to, those resulting from the ongoing disruption due to the COVID-19 pandemic and associated response, and any similar events that might occur in the future, which may result in all or a portion of the loan not being repaid. In the event we determine that a portion of the Mezzanine Investment is not recoverable, we will recognize an impairment.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and gains retained by the REIT. For the three and nine months ended September 30, 2021, we had consolidated net losses subject to tax of $7.9 million and $26.4 million, respectively. For the three and nine months ended September 30, 2020, we had consolidated net losses subject to tax of $5.7 million and $14.5 million, respectively.

For the three months ended September 30, 2021, we recognized income tax benefit of $2.0 million compared to $2.7 million, during the same period ended 2020. The change is due primarily to lower losses at our TRS entities.

For the nine months ended September 30, 2021, we recorded income tax benefit of $9.9 million, compared to $6.7 million during the same period ended 2020. The change is due primarily to income tax benefit associated with internal restructuring, changes to our effective state rate expected to apply to the reversal of our existing deferred items, and higher losses at our TRS entities.

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

Other Assets, net

Other assets were comprised of the following amounts (in thousands):

	September 30, 2021	December 31, 2020
Notes receivable	$37,893	$37,045
Deferred costs, deposits, and other	25,585	17,557
Interest rate options	29,778	13,315
Corporate fixed assets	10,536	12,860
Unconsolidated real estate partnerships	12,974	12,829
Investment in IQHQ	24,591	12,500
Prepaid expenses and other	17,974	10,493
Intangible lease assets, net	4,756	7,264
Due from affiliates	3,155	4,333
Accounts receivable, net of allowances of $1,378 and $1,467 respectively	4,075	2,660
Total other assets, net	$171,317	$130,856

Note 3 —Significant Transactions

Transactions with AIR

In conjunction with the Separation, we entered into various separation and transition services agreements with AIR that provide for a framework of our relationship with AIR after the Separation, including: (i) a separation agreement setting forth the mechanics of the Separation, the key provisions relating to the separation of our assets and liabilities from those of AIR, and certain organizational matters and conditions; (ii) an employee matters agreement to allocate liabilities and responsibilities relating to employment matters, employee compensation, benefits plans and programs, and other related matters (the “Employee Matters Agreement”); (iii) agreements pursuant to which AIR will provide property management and related services to us (collectively, the “Property Management Agreements”); (iv) an agreement pursuant to which AIR will provide us with customary administrative and support services on an ongoing basis (the “Master Services Agreement”); and (v) a master leasing agreement where we may enter into leases with AIR with the option to develop, redevelop, or lease-up the subject leased properties, and under which we will have certain lease termination rights (the “Master Leasing Agreement”).

Master Services Agreement

We and AIR entered into a Master Services Agreement, in which AIR will provide us with customary administrative and support services. We are obligated to pay AIR the fully burdened costs in performing the services. We may terminate any or all services on 60 days’ prior written notice, and AIR may terminate individual services, at any time after December 31, 2023.  During the three and nine months ended September 30, 2021, we incurred administrative and support fees of $0.7 million and $1.8 million, respectively, which are included in general and administrative expenses in our condensed consolidated statements of operations.  We did not incur any fees for the three and nine months ended September 30, 2020.

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

During the three and nine months ended September 30, 2021, we recorded property management and property accounting fees of $1.3 million and $3.8 million, respectively, which we included in property operating expenses in our condensed consolidated statements of operations.  We did not incur any fees for the three and nine months ended September 30, 2020.

Notes Payable to AIR

On December 14, 2020, we entered into $534.1 million of notes payable to AIR that are secured by a pledge of the equity interest in the entity that holds a portfolio of assets, however, the assets secure existing senior loans of $243.4 million as of September 30, 2021.  The notes mature on January 31, 2024 and bear interest at 5.2%, with accrued interest payable quarterly on January 1, April 1, July 1 and October 1, commencing on April 1, 2021. For the three and nine months ended September 30, 2021, we recognized interest expense of $6.9 million and $20.8 million, respectively associated with the notes payable to AIR. We made interest payments of $6.9 million in the quarter which are included in interest payments on notes payable to AIR in operating activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2021

Master Leasing Agreement

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

We, as lessee, and AIR, as lessor, have entered into leases of five properties currently under construction or in lease-up. Four of the property leases commenced on January 1, 2021: (i) North Tower at Flamingo Point in Miami Beach, Florida; (ii) The Fremont Residences on the Anschutz Medical Campus in Aurora, Colorado; (iii) Prism in Cambridge, Massachusetts; and (iv) 707 Leahy Apartments in Redwood City, California. According to the terms of the respective lease agreements, we had the option to complete the on-going development and redevelopment of such properties and their lease-ups, which we elected on January 1, 2021. The term of each lease is 25 years except for Prism, which has a lease term of 10 years. During the nine months ended September 30, 2021, we, as lessee, and AIR, as lessor, entered into a 25 year finance lease for a 15-acre plot of land in the San Francisco Bay Area on which we began construction of 16 single family rental homes and eight accessory dwelling units in June 2021.

The initial fair market values of the leased assets at the time of lease inception was determined to be $475.1 million in the aggregate. In connection with the commencement of the leases, we assumed $70.8 million of estimated obligations pursuant to certain construction contracts. As of September 30, 2021, the estimated obligations pursuant to the construction contracts assumed with these leases was $16.4 million.

Due to and from AIR

As of September 30, 2021, we have amounts due to and from AIR of $14.2 million and $3.2 million, respectively. The amounts due to AIR primarily consist of invoices paid on our behalf and accrued interest on the notes payable to AIR. The amounts due from AIR primarily consist of net cash flows generated by our operating properties.

Terry Considine Service Agreement/AIR Reimbursement

In conjunction with the Separation, we entered into an arrangement with AIR with respect to the services of Terry Considine, an Aimco board member and our former Chief Executive Officer, for services to be rendered by Mr. Considine separate from his services as a board member, including, but not limited to: (i) short and long term strategic direction and advice; (ii) transition and executive support to officers; and (iii) advice and consultation with respect to strategic growth and acquisition activities. We are obligated for all base salary, short-term incentive amounts and long-term incentive amounts payable to Mr. Considine for the calendar year 2021 under the terms of his employment agreement with AIR that are in excess of $1 million, collectively.

During the three months ended September 30, 2021, the Independent Directors set Mr. Considine’s target total compensation for 2021 (including base compensation, short-term incentive, and long-term incentive) at $1.8 million, to be paid out in cash and equity. In addition, we estimate the total 2021 reimbursement to AIR to be $4.0 million for a combined total of $5.8 million. For the three and nine months ended September 30, 2021, we recorded $1.2 million and $4.1 million of expense related to the arrangements and included in general and administrative expense in our condensed consolidated statements of operations. As of September 30, 2021, $3.0 million is included in the amount due to AIR.

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

On the date of Separation, we recognized a guarantee liability of $16.4 million based on an estimate of the expected future cash flows required to settle the legal liabilities, including, but not limited to, remediation, settlement and legal costs, discounted by an estimated market discount rate of 4.25%. The guarantee liability is systematically reduced as costs related to the legal liabilities are incurred, which we estimate will occur through 2023.  For the nine months ended September 30, 2021, the guarantee liability was reduced by $3.4 million. As of September 30, 2021, the guarantee liability of $13.0 million is included in accrued liabilities and other in our condensed consolidated balance sheets.

Acquisitions from AIR

In February 2021, we acquired from AIR the Benson Hotel and Faculty Club. In August 2021, we acquired from AIR the Eldridge Townhomes.  Refer to Note 5 for further details regarding these acquisitions.

Other Significant Transactions

Non-recourse Property Debt

On July 2, 2021, we entered into a $13.1 million ten-year non-recourse property note at a fixed interest rate of 4.20% with a maturity date of August 1, 2031 that is secured by one of our operating properties. We recorded deferred financing cost of $0.2 million, which will be amortized over the ten-year note.

On August 20, 2021, we entered into a $46.7 million ten-year non-recourse property note at a fixed interest rate of 2.78% with a maturity date of September 1, 2031 that is secured by one of our operating properties. We recorded deferred financing cost of $0.5 million, which will be amortized over the ten-year note.

Proceeds from the two non-recourse loans were used to fund the purchase of Eldridge Townhomes for $40.0 million and other investment opportunities.

Construction Loans

On April 15, 2021, we entered into a $150 million variable-rate non-recourse construction loan collateralized by our leasehold interest and AIR’s fee ownership interest in Flamingo North Tower. The initial term of the loan is three years and bears interest at one month LIBOR plus 360 basis points subject to a minimum all-in per annum interest rate of 3.85%.  As of September 30, 2021, we had $118.8 million of principal outstanding. Certain consolidated subsidiaries have indemnified AIR for any losses it incurs as a result of a default on the loan by Aimco. We recorded $3.8 million of deferred financing costs which will be amortized over the three year term of the loan.

On June 21, 2021, we entered into a $100.7 million variable-rate non-recourse construction loan collateralized by our fee ownership interest in Hamilton on the Bay. The initial term of the loan is three years and bears interest at one month LIBOR plus 320 basis points subject to a minimum all-in per annum interest rate of 3.45%.  As of September 30, 2021, we had $25.0 million of principal outstanding. We recorded $2.3 million of deferred financing costs which will be amortized over the three year term of the loan.

If LIBOR ceases to exist during the term of these agreements, the documents associated with these agreements contain language to address a transition to another bench mark rate. It is anticipated LIBOR will be replaced with SOFR, however, if SOFR were to not be available the agreements contain alternate provisions.

Fort Lauderdale Consolidated Joint Venture

In July 2021, Aimco entered into a joint venture with Kushner Companies to purchase three undeveloped land parcels located in downtown Fort Lauderdale, Florida. The total contract price for the land is $49 million ($25 million at Aimco’s 51% share). Current zoning allows for the development of approximately three million square feet of multifamily homes and commercial space. The land purchase is expected to close in January 2022. We have paid $2.4 million of the $25 million commitment, related to our share of the contract price.

Note 4 — Commitments and Contingencies

Commitments

In connection with our development, redevelopment, and other capital additions activities, we have entered into various construction-related contracts and we have made commitments to complete development and redevelopment of certain real estate, pursuant to financing or other arrangements. As of September 30, 2021, our commitments related to these capital activities totaled approximately $294.2 million, most of which we expect to incur during the next 24 months.

We enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.

We have a commitment to fund an additional $25.4 million to IQHQ and currently expect to contribute this investment through the end of 2022. During the nine months ended September 30, 2021, we contributed a total of $12.1 million. We also have unfunded commitments related to three investments in privately held entities that develop technology related to the real estate industry (“RETV”). During the nine months ended September 30, 2021, we contributed a total of $0.1 million to RETV, leaving an additional funding commitment in the amount of $1.0 million, the timing of which is uncertain.

Legal Matters

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business.  While the outcome of the legal proceedings cannot be predicted with certainty, the Company believes there are no legal proceedings pending that would have a material effect upon our financial condition or results of operations.

Note 5 — Acquisitions

During the three months ended September 30, 2021, we acquired from AIR the Eldridge Townhomes for $40 million based on an independent opinion of its value. The Eldridge Townhomes are a 58-unit townhome community located on 3.6 acres of land contiguous to our Elm Creek community in Elmhurst, Illinois, a western suburb of Chicago. To fund the acquisition of Eldridge Townhomes, we used proceeds from debt placement on the unencumbered Evanston Place asset in Evanston, Illinois.

Number of townhomes	58
Purchase price	$40,000
Consideration allocated to land	$3,483
Consideration allocated to building and improvements	35,630
Consideration allocated to intangible assets (1)	913
Consideration allocated to below-market lease liabilities (2)	(26)
Total consideration	$40,000
(1)	Intangible assets include in-place leases and leasing costs with a weighted-average term of six months.
(2)	Below-market leases have a weighted average term of six months.

During the nine months ended September 30, 2021, we acquired eight land parcels adjacent to our Hamilton on the Bay apartment community, located in Miami’s Edgewater neighborhood, for $19.3 million and we began major redevelopment of the existing apartment building at Hamilton on the Bay.  The scope of our investment will completely renew the waterfront high-rise, which benefits from spacious apartment homes (averaging 1,411 square feet) and an abundance of outdoor and amenity space that was previously underutilized.

In February 2021, we acquired The Benson Hotel and Faculty Club development property for $6.2 million, net of outstanding construction liabilities of $0.9 million. The development property consists of land and initial construction costs.  The project is expected to be completed in the first quarter of 2023.

Note 6 — Earnings and Dividends per Share and Unit

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

The shares of common stock and common partnership units outstanding at the Separation date are reflected as outstanding for all periods prior to the Separation for purposes of determining earnings per share and per unit. Each of our executives and AIR’s executives received one share of AIV stock and one share of AIR stock at the Separation date for unvested shares. We include AIR’s executives’ rights to receive AIV shares upon vesting in our dilutive calculations.

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

Our time-based restricted stock awards receive non-forfeitable dividends similar to shares of common stock and common partnership units prior to vesting, and our TSR LTIP I units and TSR LTIP II units receive non-forfeitable distributions based on specified percentages of the distributions paid to common partnership units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. No such items were included in the computation of diluted loss per share for the three or nine months ended September 30, 2021 because the effect of inclusion would be anti-dilutive.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the three and nine months ended September 30, 2021 and 2020, are as follows (in thousands, except per share and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings per share
Numerator:
Net (loss) income attributable to Aimco	$(5,016)	$2,011	$(4,492)	$9,502
Net (loss) income attributable to participating securities	—	(1)	—	(6)
Net (loss) income attributable to Aimco common stockholders	$(5,016)	$2,010	$(4,492)	$9,496

Denominator – shares:
Basic weighted-average common stock outstanding	149,762	148,549	149,517	148,549
Diluted share equivalents outstanding	—	20	—	20
Diluted weighted-average common stock outstanding	149,762	148,569	149,517	148,569

Earnings per share – basic	$(0.03)	$0.01	$(0.03)	$0.06
Earnings per share – diluted	$(0.03)	$0.01	$(0.03)	$0.06

Earnings per unit
Numerator:
Net (loss) income attributable to Aimco Operating Partnership	$(5,269)	$2,118	$(4,701)	$10,009
Net (loss) income attributable to participating securities	—	(4)	—	(17)
Net (loss) income attributable to Aimco Operating Partnership's Common unit holders	$(5,269)	$2,114	$(4,701)	$9,992

Denominator – units
Basic weighted-average common partnership units outstanding	157,806	156,480	157,873	156,480
Diluted partnership unit equivalents outstanding	—	20	—	20
Diluted weighted-average common partnership units outstanding	157,806	156,500	157,873	156,500

Earnings per unit – basic	$(0.03)	$0.01	$(0.03)	$0.06
Earnings per unit – diluted	$(0.03)	$0.01	$(0.03)	$0.06

Note 7 — Fair Value Measurements

Recurring Fair Value Measurements

In 2020, we paid an upfront premium of $12.1 million for the option to enter into a $1.5 billion notional amount interest rate swap at a future date. This interest rate option, or swaption, provides partial protection against exposure to rising interest rates between now and October 2024. We receive a cash settlement in the future if the prevailing interest rate is higher than the 1.68% five year swap strike price. The amount of future cash settlement is capped if the prevailing interest rate exceeds 2.78%. Alternatively, if interest rates were to decrease below the specified strike price we would not receive a cash settlement, nor would we have any requirement to make a payment.

During the nine months ended September 30, 2021, we paid an upfront premium of $5.6 million (including transaction costs) for the option to enter into a $500 million notional amount interest rate swap at a future date. This interest rate option, or swaption, provides partial protection against our refinancing interest rate risk relative to our notes payable to AIR and is intended to mitigate interest rate increases between now and January 2024. We receive a cash settlement in the future if the prevailing interest rate is higher than the 3% strike price on the five year swap rate.  Alternatively, if interest rates were to decrease below the specified strike price we would not receive a cash settlement, nor would we have any requirement to make a payment.

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

We have investments of $4.5 million in RETV consisting of three privately held entities that develop technology related to the real estate industry. These investments are measured at net asset value (“NAV”) as a practical expedient.

The following table summarizes fair value for our interest rate options and our investment in RETV (in thousands):

	As of September 30, 2021				As of December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Interest rate options	$29,547	$—	$29,547	$—	$13,315	$—	$13,315	$—
Investment in RETV (1)	4,497	—	—	—	2,293	—	—	—
(1)	Investments measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable and payables approximated their fair value as of September 30, 2021, and December 31, 2020, due to their relatively short-term nature and high probability of realization. We estimate the fair value of our non-recourse property debt, construction loans, and notes payable to AIR using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, debt service coverage ratios, and loan to value ratios. We classify the fair value of our non-recourse property debt and construction loans debt within Level 2 of the GAAP fair value hierarchy based on the significance of certain of the unobservable inputs used to estimate its fair value.

The carrying amount of the notes payable to AIR approximated their fair value at both September 30, 2021 and December 31, 2020.

The following table summarizes carrying value and fair value for our non-recourse property debt and construction loans debt (in thousands):

	As of September 30, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$488,576	$505,215	$449,510	$467,010
Construction loans debt	143,742	143,742	—	—

Note 8 — Variable Interest Entities

Aimco consolidates Aimco Operating Partnership, a VIE of which Aimco is the primary beneficiary. Aimco, through Aimco Operating Partnership, consolidates all VIEs for which it is the primary beneficiary. Substantially all of the assets and liabilities of Aimco are that of Aimco Operating Partnership.

The VIEs that Aimco Operating Partnership consolidates own interests in real estate or commitments to acquire real estate. We are the primary beneficiary of the VIEs because we have the power to direct the activities that most significantly impact the entities’ economic performance and have a substantial economic interest. We have six unconsolidated VIEs for which we are not the primary beneficiary because we are not the decision maker. The six unconsolidated VIE’s include four unconsolidated real estate partnerships that hold four apartment communities in San Diego, California, the Mezzanine Investment, and one other that is insignificant to our condensed consolidated balance sheets for both periods presented.

The details of our consolidated and unconsolidated VIEs, excluding those of Aimco Operating Partnership, are summarized in the table below as of September 30, 2021 and December 31, 2020 (in thousands, except for VIE count):

	September 30, 2021		December 31, 2020
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Count of VIEs	9	6	2	6
Assets
Real estate, net	$527,065	$—	$310,552	$—
Mezzanine investment	—	330,016	—	307,362
Right-of-use lease assets	433,983	—	92,709	—
Other assets, net	29,615	37,565	16,949	25,329
Liabilities
Deferred tax liabilities	126,851	—	133,842	—
Accrued liabilities and other	24,789	—	7,106	—
Construction loans, net	143,742	—	—	—
Lease liabilities	435,916	—	86,781	—

As of September 30, 2021, two of our consolidated VIEs closed construction loans. In conjunction with these loans, we made customary guarantees. In certain situations, the lenders may have recourse to our general credit. As of September 30, 2021, we estimate the maximum exposure equals the $143.7 million outstanding loan balances. Other consolidated VIE’s creditors do not have recourse to our general credit.

Unconsolidated Real Estate Partnerships

We own an interest in four apartment communities in San Diego, California, of which we are not the primary beneficiary. Our investment balance of $13.0 million as of September 30, 2021, represents our maximum exposure to loss in these VIE’s.

Mezzanine Investment

Our investment balance of $330 million as of September 30, 2021, reflected in Mezzanine investment in our consolidated balance sheets, represents our maximum exposure to loss in this VIE.

Note 9 — Business Segments

We have three segments: (i) Development and Redevelopment; (ii) Operating Portfolio; and (iii) Other.

Our Development and Redevelopment segment consists of properties that are under construction or have not achieved stabilization, as well as land assemblages that are being held for development adjacent to our Hamilton on the Bay community and other land purchases. Our Operating Portfolio segment includes 24 majority owned residential communities that have achieved stabilized level of operations as of January 1, 2020 and maintained it throughout the current year and comparable period. We aggregate all our apartment communities that have reached stabilization into our Operating Portfolio. Our Other segment consists of properties that are not included in our Developments and Redevelopment or Operating segment.  We realigned our segments during the fourth quarter 2020 and have restated historical periods to conform with current segment presentation.

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

As of September 30, 2021, our Development and Redevelopment segment includes five real estate investments: Upton Place, Hamilton on the Bay, The Benson Hotel, land parcels adjacent to our Hamilton on the Bay community and land purchased in Colorado Springs, Colorado. The Development and Redevelopment segment also includes our five leased properties of which, two are under construction and three are in lease-up but have not achieved stabilization.  Our Operating Portfolio segment includes 24 consolidated apartment communities with 6,067 apartment homes. Our Other segment includes our recent Eldridge Townhomes acquisition, stabilized but not owned for the comparable reporting period, and 1001 Brickell Bay Drive, our only office building.

The following tables present the revenues, proportionate property net operating income, and income before income tax benefit of our segments on a proportionate basis, excluding amounts related to our proportionate share of four apartment communities with apartment homes that we neither manage nor consolidate, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Development and Redevelopment	Operating Portfolio	Other	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Three months ended September 30, 2021:
Rental and other property revenues	$3,196	$34,591	$3,360	$1,746	$—	$42,893
Property operating expenses	2,026	11,257	1,047	1,723	2,102	18,155
Other operating expenses not allocated to segments (2)	—	—	—	—	30,577	30,577
Total operating expenses	2,026	11,257	1,047	1,723	32,679	48,732
Proportionate property net operating income (loss)	1,170	23,334	2,313	23	(32,679)	(5,839)
Other items included in income before income tax benefit (3)	—	—	—	—	(1,028)	(1,028)
Income (loss) before income tax benefit	$1,170	$23,334	$2,313	$23	$(33,707)	$(6,867)

	Development and Redevelopment	Operating Portfolio	Other	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Three months ended September 30, 2020:
Rental and other property revenues	$—	$32,376	$3,107	$1,845	$—	$37,328
Property operating expenses	—	10,182	1,077	1,584	2,308	15,151
Other operating expenses not allocated to segments (2)	—	—	—	—	20,848	20,848
Total operating expenses	—	10,182	1,077	1,584	23,156	35,999
Proportionate property net operating income (loss)	—	22,194	2,030	261	(23,156)	1,329
Other items included in income before income tax benefit (3)	—	—	—	—	(2,006)	(2,006)
Income (loss) before income tax benefit	$—	$22,194	$2,030	$261	$(25,162)	$(677)

	Development and Redevelopment	Operating Portfolio	Other	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Nine months ended September 30, 2021:
Rental and other property revenues	$7,889	$100,609	$9,489	$5,128	$—	$123,115
Property operating expenses	5,956	33,386	3,108	4,930	4,120	51,500
Other operating expenses not allocated to segments (2)	—	—	—	—	85,627	85,627
Total operating expenses	5,956	33,386	3,108	4,930	89,747	137,127
Proportionate property net operating income (loss)	1,933	67,223	6,381	198	(89,747)	(14,012)
Other items included in income before income tax benefit (3)	—	—	—	—	333	333
Income (loss) before income tax benefit	$1,933	$67,223	$6,381	$198	$(89,414)	$(13,679)

	Development and Redevelopment	Operating Portfolio	Other	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Nine months ended September 30, 2020:
Rental and other property revenues	$—	$98,336	$9,458	$5,008	$—	$112,802
Property operating expenses	—	31,088	3,022	4,505	7,207	45,822
Other operating expenses not allocated to segments (2)	—	—	—	—	62,612	62,612
Total operating expenses	—	31,088	3,022	4,505	69,819	108,434
Proportionate property net operating income (loss)	—	67,248	6,436	503	(69,819)	4,368
Other items included in income before income tax benefit (3)	—	—	—	—	(1,432)	(1,432)
Income (loss) before income tax benefit	$—	$67,248	$6,436	$503	$(71,251)	$2,936
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

(2)	Other operating expenses not allocated to segments consists of depreciation and amortization, general and administrative expense, and miscellaneous other expenses.
(3)	Other items included in income before income tax benefit consists primarily of interest expense, unrealized gain on our interest rate options and mezzanine investment income, net.

Net real estate and non-recourse property debt, net, of our segments were as follows (in thousands):

	Development and Redevelopment	Operating Portfolio	Other	Total
As of September 30, 2021:
Buildings and improvements	$225,043	$780,606	$196,630	$1,202,279
Land	82,132	298,459	153,501	534,092
Total real estate	307,175	1,079,065	350,131	1,736,371
Accumulated depreciation	(2,185)	(506,065)	(37,249)	(545,499)
Net real estate	$304,990	$573,000	$312,882	$1,190,872

Non-recourse property debt and construction loans, net	$138,439	$485,116	$—	$623,555

	Development and Redevelopment	Operating Portfolio	Other	Total
As of December 31, 2020:
Buildings and improvements	$61,813	$772,786	$160,517	$995,116
Land	56,676	298,459	150,018	505,153
Total real estate	118,489	1,071,245	310,535	1,500,269
Accumulated depreciation	(447)	(469,873)	(24,690)	(495,010)
Net real estate	$118,042	$601,372	$285,845	$1,005,259

Non-recourse property debt, net	$—	$447,967	$—	$447,967

In addition to the amounts disclosed in the tables above, the Development and Redevelopment segment right-of-use lease assets and lease liabilities as of September 30, 2021 aggregated to $434.0 million and $435.9 million, respectively, related to our investments in Upton Place, North Tower of Flamingo Point, 707 Leahy, The Fremont, Prism, and Oak shore.  As of December 31, 2020, the Development and Redevelopment segment right-of-use lease assets and lease liabilities totaled $92.7 million and $86.8 million, respectively, related to our investment in Upton Place.

Note 10 – Subsequent Events

We have evaluated subsequent events through the date of this filing. Based on the evaluation, there were no subsequent events to report.

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

These forward-looking statements are based on management’s judgment as of this date, which is subject to risks and uncertainties. Risks and uncertainties that could cause actual results to differ materially from our expectations include, but are not limited to: the effects of the coronavirus pandemic on Aimco’s business and on the global and U.S. economies generally, and the ongoing, dynamic and uncertain nature and duration of the pandemic, all of which heightens the impact of the other risks and factors described herein, and the impact on entities in which Aimco holds a partial interest, including its indirect interest in the partnership that owns Parkmerced Apartments, and the impact of coronavirus related governmental lockdowns on Aimco’s residents, commercial tenants, and operations; real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location and quality of competitive new housing supply; the timing and effects of acquisitions, dispositions, developments and redevelopments; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; supply chain disruptions, particularly with respect to raw materials such as lumber, steel, and concrete; financing risks, including the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of real estate presently or previously owned by Aimco; the relationship between Aimco and Separate Entities after the Separation; the ability and willingness of the Separate Entities and their subsidiaries to meet and/or perform their obligations under the contractual arrangements that were entered into among the parties in connection with the Separation and any of their obligations to indemnify, defend and hold the other party harmless from and against various claims, litigation and liabilities; and the ability to achieve some or all the benefits that we expect to achieve from the Separation; and such other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

Our value proposition includes our national platform organized around four regional and two satellite offices, consisting of a cohesive, talented, and tenured team and our proven investment process; a diversified portfolio, consisting of high-performing in-process value-add investments, a deep and growing pipeline, alternative investments, and stabilized assets; and our capital redeployment plan of reallocating Aimco equity to higher returning investments and prudent recycling of capital. Our primary goal is outsized risk adjusted returns and accelerating growth for Aimco shareholders.

•	Platform: Our talented leadership with an average Aimco tenure of 10 years and nearly 20 years of diverse real estate industry experience combined with a disciplined and proven investment process.
•

Portfolio: We benefit from a deep and growing investment pipeline with $1.0 billion of development and redevelopment projects currently underway, over $2 billion of future opportunities under Aimco-control and more being explored. We add to this alternative investment strategies and a diversified portfolio of stabilized real estate to provide risk management and produce predictable cash flow.

•

Growth Plan: We have over $500 million of equity targeted for redeployment into high returning activities over the next 4-5 years offering investors a high performing, high return, vehicle with expected annualized returns on equity between 12-16% once optimal capital allocation is achieved.

We are focused on providing superior total-return performance to shareholders, primarily through capital appreciation driven by accretive investment and active portfolio management over multi-year periods. We plan to reinvest earnings to facilitate growth and, therefore, do not presently intend to pay a regular cash dividend.

Our financial objectives are to create value and produce superior, project-level, risk-adjusted returns on equity as measured by the investment period Internal Rate of Return (IRR) and the project-level Multiple on Invested Capital (MOIC). We measure broader performance based on Net Asset Value (NAV) growth over time.

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

We have policies in place that support our strategy, guide our investment allocations, and manage risk, including to hold at all times a sizeable portion of its net equity in a diversified portfolio of ‘Core’ and ‘Core-Plus’ assets and before starting a project, require cash or committed credit necessary for completion.

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

•	Managing and investing in value-add and opportunistic real estate

Our dedicated team will source and execute development and redevelopment projects, and various other direct investment strategies, across our national platform. The Aimco Development and Redevelopment portfolio currently includes $1.0 billion of projects in construction and lease-up, located across five major US markets. In addition, we currently have $2 billion worth of pipeline opportunities under Aimco control and have the opportunity to add to our investment pipeline based on strategic relationships and through sourcing by regional investment teams. Generally, we seek direct investment opportunities in locations where barriers to entry are high, target customers can be clearly defined and where we have a comparative advantage over others in the market.

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

Our current operating portfolio includes 29 apartment communities (25 consolidated properties and 4 unconsolidated properties) located in ten major US markets and with average rents in line with local market averages (generally defined as B class). We also own one commercial office building that is part of an assemblage with an adjacent apartment building. The target composition of our stabilized portfolio will continue to include primarily B multifamily assets, spread across a nationally diversified portfolio and with a bias toward long established residential neighborhoods that rank highly in regard to schools, employment fundamental and state and regional governance. Core Plus opportunities offer the opportunity for incremental capital investment while maintaining stabilized cashflow to accelerate income growth and improve asset values.

•	Maintaining sufficient liquidity and utilizing safe financial leverage

At all times, we will guard our liquidity by maintaining sufficient cash and committed credit.

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

Results for the Three Months and Nine Months Ended September 30, 2021

The results from the execution of our business plan during the three and nine months ended September 30, 2021, are described below.

Financial Results and Recent Highlights

•

Net income (loss) attributable to Aimco common stockholders per share was $(0.03) for the three months ended September 30, 2021, compared to net income per share of $0.01 for the three months ended September 30, 2020, and $(0.03) per share for the nine months ended September 30, 2021, compared to net income per share of $0.06 for the nine months ended September 30, 2020.

•

Strong demand for our Development and Redevelopment projects resulted in the execution of about 150 net new leases during the period, increasing NOI for that portfolio of properties by $0.8 million for the quarter.

•	We acquired, for $40 million, a collection of 58 luxury townhomes in Elmhurst, Illinois and benefit from the community’s adjacency to an existing Aimco asset.
•	We closed on $60 million of property financing and ended the third quarter with $413 million of liquidity, including cash and capacity on our revolving credit facility.
•	Revenue from our operating properties was up 6.8% year-over-year, with occupancy of 97.8%, up 280 basis points.

Our business is organized around defined areas of strategic focus: value add and opportunistic real estate; alternative investments; investment activity; operating properties; balance sheet; and team and culture.

Value Add, Opportunistic and Alternative Investments

Development and Redevelopment

During the three and nine months ended September 30, 2021, we made total capitalized investments of $54 million and $162 million, respectively, in our development and redevelopment projects.

Construction Activity

•

At the North Tower of Flamingo Point in Miami Beach, Florida, the major redevelopment continues on plan. Initial delivery of apartment homes began in the third quarter with construction completion scheduled for 2022 and NOI stabilization targeted for 2024.

•	Upton Place in Upper-Northwest Washington, D.C., is progressing on schedule and on-budget. The project is scheduled for completion in 2024 and NOI stabilization is targeted for 2026.
•	The Benson Hotel and Faculty Club on the Anschutz Medical and Life Sciences Campus in Aurora, Colorado, is on budget and on schedule for completion in early 2023 and NOI stabilization in late 2026.
•

In Corte Madera, California, development activity on Oak Shore, a community with 16 luxury single family rental homes, each averaging approximately 3,200 sf, plus eight accessory dwelling units, is underway and on plan with deliveries beginning in 2023 and NOI stabilization occurring in 2025.

•	In the Edgewater neighborhood of Miami, Florida, Aimco is completely renovating Hamilton on the Bay and expects apartment homes coming back online in 2022 and NOI stabilization targeted for 2024.

Lease-up Progress

•	At 707 Leahy, in Redwood City, California, all apartment homes had been delivered and construction was complete as of 4Q 2020. As of September 30, 2021, the 110-unit property was 97% leased.
•

At The Fremont on the Anschutz Medical Campus in Aurora, Colorado, all apartment homes had been delivered and construction was complete as of 4Q 2020. As of September 30, 2021, the 253-unit property was 75% leased.

•	At Prism, located in Cambridge, Massachusetts, all apartment homes had been delivered and construction was complete as of 1Q 2021. As of September 30, 2021, the 136-unit property was 88% leased.
•	At Flamingo Point North Tower in Miami Beach, Florida, the initial units were delivered in third quarter with 193 of the 366 total units leased as of September 30, 2021.

Alternative Investments

•

Parkmerced Mezzanine Investment: On November 26, 2019, we made a five-year, $275.0 million mezzanine loan to a partnership owning Parkmerced Apartments, located in southwest San Francisco (the “Mezzanine Investment”). The loan bears interest at a 10% annual rate, accruing if not paid from property operations. The Separation Agreement provides for AIR to transfer ownership of the subsidiaries that originated and hold the mezzanine loan, a related equity option to acquire a 30% interest in the partnership owning Parkmerced Apartments and the interest rate option, or swaption, that provides partial protection against future refinancing risk through 2024 to Aimco. At the time of the Separation and as of the date of this report, legal title of these subsidiaries had not yet transferred to Aimco. Until legal title of the subsidiaries is transferred, AIR is obligated to pass payments on such loan to us, and we are obligated to indemnify AIR against any costs and expenses related thereto. We have the risks and rewards of ownership of the Mezzanine Investment and have recognized an asset related to our right to receive the Mezzanine Investment from AIR.

•

Life Science Developer Investment: In the third quarter of 2020, we made a $50 million commitment to purchase common stock of IQHQ, a privately-held life sciences real estate development company. In the third quarter we funded a capital call of $12.1 million bringing our total investment to $24.6 million of the total commitment.

Investment Activity

Leasehold Agreements

•

On January 1, 2021, terms commenced on the leasehold agreements with AIR for 707 Leahy, The Fremont, Prism, and Flamingo Point North Tower. On June 1, 2021, terms commenced on the leasehold agreement with AIR for Oak Shore Land, a 15-acre plot of land in the San Francisco Bay Area on which we began construction of 16 single family rental homes and eight accessory dwelling units in June 2021.

•

The combined initial value of leasehold interest, as indicative of the initial fair market values of the leased assets at the time of lease inception, was $475.1 million. The combined annual leasehold payment for these five assets is $25.6 million.

•

The lease agreements provide Aimco the right, but not the obligation, to terminate each lease once the leased property is stabilized with AIR then having the option to retain ownership of the land and purchase the improvements from Aimco. Should AIR exercise its option, Aimco would be due the difference between the property’s fair-market value at stabilization and the initial value of the leasehold interest, less a 5% discount.

Acquisitions

•

During the three months ended September 30, 2021, we acquired, for $40.0 million, Eldridge Townhomes, a 58-unit townhome community located in Elmhurst, Illinois that Aimco developed between 2018 and 2020. The

Eldridge Townhomes are located adjacent to an existing 400-unit Aimco community and the acquisition provides for continued operational efficiencies and improved NOI margins. We plan to hold the Eldridge Townhomes within our portfolio of stabilized operating properties.

•

During the three months ended September 30, 2021, we acquired for $7.3 million an additional two parcels adjacent to our Hamilton on the Bay apartment community in Miami’s Edgewater neighborhood. Combined with the six adjacent properties acquired in the second quarter of 2021, and land purchased as part of the initial acquisition of Hamilton on the Bay, we can now, in total, construct more than 1.1 million square feet of new development in this rapidly growing submarket.

•

During the three months ended September 30, 2021, we purchased seven acres of developable land in Colorado Springs, Colorado for $4.1 million that allows for the construction of 119 apartment and townhomes.

•

During the nine months ended September 30, 2021, we also acquired The Benson Hotel and Faculty Club (“Benson Hotel”) development property for $6.2 million, net of outstanding construction liabilities of $0.9 million. The development property consists of land and initial construction costs. The project is expected to be completed in the first quarter of 2023.

•

In July 2021, Aimco entered into a joint venture with Kushner Companies to purchase three undeveloped land parcels located in downtown Fort Lauderdale, Florida. The total contract price for the land is $49.0 million ($25.0 million at Aimco’s 51% share). Current zoning allows for the development of approximately three million square feet of multifamily homes and commercial space. The land purchase is expected to close in January 2022. We have paid $2.4 million of the $25 million commitment, related to our share of the contract price.

Operating Property Results

We own a geographically diversified portfolio of operating properties that produces stable cash flow and serves to balance the risk and highly variable cash flows associated with its portfolio of development and redevelopments and value-add investments. Our operating portfolio produced solid results for the three and nine months ended September 30, 2021.

Highlights for the three months ended September 30, 2021 include:

•	Average daily occupancy at our operating portfolio of 97.8%, a 280-basis point improvement from the three months ended September 30, 2020.
•	Revenue, before utility reimbursements, of $34.6 million, up 6.8% year over year.
•	Expenses, net of utility reimbursements of $11.2 million, up 10.6% year over year, due primarily to higher real estate taxes and insurance.
•	Net operating income of our operating portfolio increased by 5.1% year over year.

We measure residential rent collection as the amount of payments received as a percentage of all residential amounts owed. During the three months ended September 30, 2021, we collected 98.2% of all amounts owed by Aimco residents and recognized 99.2% of revenue, reserving 80 basis points as bad debt.

1001 Brickell Bay Drive, a waterfront office building in Miami, Florida owned as part of a larger assemblage, was 73% occupied on September 30, 2021.

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

We are highly focused on maintaining ample liquidity. As of September 30, 2021, we had access to $413 million, including $253 million of cash on hand, $10 million of restricted cash, and the capacity to borrow up to $150 million on our revolving credit facility. Please refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

In evaluating our financial condition and operating performance we use non-GAAP measures, including Adjusted EBITDAre, which we believe is useful to investors and creditors as a supplemental measure of our ability to incur and service debt. Our Adjusted EBITDAre for the three and nine months ended September 30, 2021 was $17.6 million and $53.8 million, respectively. Please refer to the Non-GAAP Measures section for further information about the calculation of Adjusted EBITDAre and our leverage ratios. Please refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

Financing Activity

On April 15, 2021, the Company entered into a $150 million variable-rate non-recourse construction loan collateralized by our leasehold interest and AIR’s fee ownership interest in Flamingo North Tower. The initial term of the loan is three years and bears interest at one month LIBOR plus 360 basis points subject to a minimum all-in per annum interest rate of 3.85%.  As of September 30, 2021, we had $118.8 million of principal outstanding. Certain consolidated subsidiaries have indemnified AIR for any losses it incurs as a result of a default on the loan by Aimco.

On June 21, 2021, we entered into a $100.7 million variable-rate non-recourse construction loan collateralized by our fee ownership interest in Hamilton on the Bay. The initial term of the loan is three years and bears interest at one month LIBOR plus 320 basis points subject to a minimum all-in per annum interest rate of 3.45%. As of September 30, 2021, we had $25 million of principal outstanding.

During the three months ended September 30, 2021, we closed on two non-recourse loans for $60 million. The loans have 10-year terms and a weighted average fixed interest rate of 3.09%. Proceeds from the loans were used to fund the acquisition of Eldridge Townhomes and other investment activities.

If LIBOR ceases to exist during the term of these agreements, the documents associated with these agreements contain language to address a transition to another bench mark rate. It is anticipated LIBOR will be replaced with SOFR, however, if SOFR were to not be available the agreements contain alternate provisions.

Financial Results of Operations

We have three segments: (i) Development and Redevelopment; (ii) Operating Portfolio; and (iii) Other. Our Development and Redevelopment segment includes properties that are under construction, in pre-construction, or have not achieved stabilization, as well as land assemblages that are being held for development adjacent to our Hamilton on the Bay community and other land purchases. The Development and Redevelopment segment also includes our five leased properties; two are under construction and three are operational but have not achieved stabilization. Our Operating Portfolio segment includes majority owned residential communities that have achieved stabilized levels of operations as of January 1, 2020 and maintained it throughout the current year and comparable period. Our Other segment includes our recent Eldridge Townhomes acquisition, stabilized but not owned for a comparable reporting period, and 1001 Brickell Bay Drive, our only office building.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements included in Item 1.

Net income decreased by $6.8 million and $13.5 million during the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, as described more fully below.

Detailed Results of Operations for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020.

Property Results

As of September 30, 2021, our Development and Redevelopment segment included five properties that were under construction and three properties in lease-up.  Our Operating Portfolio segment included 24 communities with 6,067 apartment homes, and our Other segment includes our recent Eldridge Townhomes acquisition, and one office building.

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

Please refer to Note 9 to the condensed consolidated financial statements in Item 1 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

Proportionate Property Net Operating Income

The results of our segments for the three months ended September 30, 2021 and 2020, as presented below, are based on segment classifications as of September 30, 2021.

	Three Months Ended September 30,		Historical Change
(in thousands)	2021	2020	$	%
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$3,196	$—	$3,196	100%
Operating Portfolio	34,591	32,376	2,215	6.8%
Other	3,360	3,107	253	8.1%
Total	41,147	35,483	5,664	16.0%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	2,026	—	2,026	100%
Operating Portfolio	11,257	10,182	1,075	10.6%
Other	1,047	1,077	(30)	(2.8%)
Total	14,330	11,259	3,071	27.3%
Proportionate property net operating income:
Development and Redevelopment	1,170	—	1,170	100%
Operating Portfolio	23,334	22,194	1,140	5.1%
Other	2,313	2,030	283	13.9%
Total	$26,817	$24,224	$2,593	10.7%

For the three months ended September 30, 2021, compared to 2020, our Operating Portfolio proportionate property net operating income increased by $1.1 million, or 5.1%. The increase was attributable to a $2.2 million, or 6.8% increase in rental and other property revenues due to higher average revenues of $72 per apartment home, and a 280-basis point increase in occupancy, offset partially by a $1.1 million, or 10.6%, increase in property operating expenses due primarily to higher real estate taxes and insurance.

For the three months ended September 30, 2021, compared to 2020, total proportionate property net operating income increased by $2.6 million, or 10.7%.

The results of our segments for the nine months ended September 30, 2021 and 2020, as presented below, are based on segment classifications as of September 30, 2021.

	Nine Months Ended September 30,		Historical Change
(in thousands)	2021	2020	$	%
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$7,889	$—	$7,889	100.0%
Operating Portfolio	100,609	98,336	2,273	2.3%
Other	9,489	9,458	31	0.3%
Total	117,987	107,794	10,193	9.5%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	5,956	—	5,956	100.0%
Operating Portfolio	33,386	31,088	2,298	7.4%
Other	3,108	3,022	86	2.8%
Total	42,450	34,110	8,340	24.5%
Proportionate property net operating income:
Development and Redevelopment	1,933	—	1,933	100.0%
Operating Portfolio	67,223	67,248	(25)	(—%)
Other	6,381	6,436	(55)	(0.9%)
Total	$75,537	$73,684	$1,853	2.5%

For the nine months ended September 30, 2021, compared to 2020, our Operating Portfolio proportionate property net operating income was flat year over year. This was the result of a $2.3 million, or 2.3%, increase in rental and other property revenues due to higher average revenues of $17 per apartment home, and a 140-basis point increase in occupancy, offset by increases in property operating expenses due primarily to higher real estate taxes and insurance.

For the nine months ended September 30, 2021, compared to 2020, total proportionate property net operating income increased by $1.9 million, or 2.5%.

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

Depreciation and Amortization

For the three and nine months ended September 30, 2021 depreciation and amortization expense was higher by $2.4 million and $5.4 million, respectively, when compared to the same periods in 2020, primarily due to additional assets being placed into service.

General and Administrative Expenses

For the three and nine months ended September 30, 2021, compared to the same periods in 2020, general and administrative expenses increased by $7.3 million and $17.6 million, respectively, due primarily to the difference of allocating costs in 2020 and the actual costs experienced running the separate business in 2021.

Interest Expense

For the three and nine months ended September 30, 2021, compared to the same periods in 2020, interest expense increased by $5.6 million, or 78.5%, and $19.4 million, or 104.7%, respectively, mainly due to interest associated with the notes payable to AIR entered into in conjunction with the Separation.

Mezzanine Investment Income, Net

On November 26, 2019, we made a five-year, $275.0 million mezzanine loan to a partnership owning Parkmerced Apartments, located in southwest San Francisco. The loan is junior to a $1.5 billion first mortgage position and bears interest at a 10% annual rate, accruing if not paid from property operations. As of September 30, 2021, the total receivable including accrued and unpaid interest was $330.0 million. During the three and nine months ended September 30, 2021, we recognized $7.6 million and $22.7 million, respectively, of income in connection with the mezzanine loan, compared to $6.9 million and $20.6 million during the three and nine months ended September 30, 2020, respectively.

Unrealized Gains (Losses) on Interest Rate Options

We are required to adjust our interest rate options to fair value on a quarterly basis. As a result of the mark to market adjustment we recorded an unrealized gain in the amount of $2.2 million and an unrealized gain in the amount of $10.6 million during the three and nine months ended September 30, 2021, respectively, and we recorded an unrealized loss in the amount of $1.0 million and $2.1 million during the three and nine months ended September 30, 2020.

Other Income (Expense), Net

Other income (expense), net, includes costs associated with our risk management activities, partnership administration expenses, fee income, and certain non-recurring items such as service revenue. For the three and nine months ended September 30, 2021, compared to the same periods in 2020, other expenses, net decreased by $2.6 million and $6.4 million, respectively, due primarily to $1.0 million and $3.3 million of service fee revenue earned during the three and nine months ended September 30, 2021 with the remaining differences being RETV valuation changes.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and gains retained by the REIT. For the three and nine months ended September 30, 2021, we had consolidated net losses subject to tax of $7.9 million and $26.4 million, respectively. For the three and nine months ended September 30, 2020, we had consolidated net losses subject to tax of $5.7 million and $14.5 million, respectively.

For the three months ended September 30, 2021, we recognized income tax benefit of $2.0 million, compared to $2.7 million during the same period in 2020. The change is due primarily to lower losses at our TRS entities.

For the nine months ended September 30, 2021, we recognized income tax benefit of $9.9 million, compared to $6.7 million during the same period ended 2020. The change is due primarily to income tax benefit associated with internal restructuring, changes to our effective state rate expected to apply to the reversal of our existing deferred items, and higher losses at our TRS entities.

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

EBITDAre is defined by Nareit and provides for an additional performance measure independent of capital structure for greater comparability between real estate investment trusts. We define Adjusted EBITDAre as EBITDAre adjusted to exclude the effect of net income attributable to noncontrolling interests in consolidated real estate partnerships and EBITDAre adjustments attributable to noncontrolling interests, and unrealized gain on interest rate options, which we believe allow investors to compare a measure of our earnings before the effects of our capital structure and indebtedness with that of other companies in the real estate industry. Additionally, we exclude interest income recognized on our Mezzanine Investment that was accrued but not paid during the three and nine months ended September 30, 2021 and 2020.

The reconciliation of net (loss) income to EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2021 and 2020, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net (loss) income	$(4,846)	$1,996	$(3,798)	$9,664
Adjustments:
Interest expense	12,680	7,103	37,995	18,563
Income tax benefit	(2,021)	(2,673)	(9,881)	(6,728)
Depreciation and amortization	21,709	19,296	63,065	57,673
Adjustment related to EBITDAre of unconsolidated partnerships	225	212	655	635
EBITDAre	$27,747	$25,934	$88,036	$79,807
Net loss (income) attributable to redeemable noncontrolling interest consolidated real estate partnership	(127)	121	(41)	349
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(296)	1	(862)	(4)
EBITDAre adjustments attributable to noncontrolling interests	177	(326)	(54)	(678)
Mezzanine investment income, net accrued	(7,636)	(6,870)	(22,654)	(20,553)
Unrealized (gains) losses on interest rate options	(2,231)	998	(10,608)	2,078
Adjusted EBITDAre	$17,635	$19,858	$53,817	$60,999

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary sources of liquidity are cash flows from operations and borrowing capacity under our loan agreements.

As of September 30, 2021, our available liquidity was $413 million, which consisted of:

•	$253 million in cash and cash equivalents;
•	$10 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance; and
•	$150 million of available capacity to borrow under our revolving secured credit facility.

We have commitments for, and expect to spend, approximately $294.2 million on development and redevelopment projects underway, with $281.2 million undrawn on our construction loans as of September 30, 2021.

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

As of September 30, 2021, approximately 42% of our leverage consisted of property-level, non-recourse, amortizing debt. Approximately 89% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates, and inflation. The weighted-average remaining term to maturity of our non-recourse property-level debt was 5.7 years at a weighted-average interest rate of 3.09%.

While our primary source of leverage is property-level debt, we also have a credit facility with a syndicate of financial institutions and construction loans. As of September 30, 2021, we had no outstanding borrowings under our revolving secured credit facility, swingline loan sub-facility and letter of credit sub-facility and had capacity to borrow up to $150 million.

As of September 30, 2021, approximately 46% of our leverage consisted of notes payable to AIR, with a fixed interest rate of 5.2% and a term to maturity of 2.3 years, and approximately 12% consisted of our variable-rate non-recourse construction loans.

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

Operating Activities

For the nine months ended September 30, 2021, net cash provided by operating activities was $22.1 million. Our operating cash flow is primarily affected by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment communities and general and administrative costs. Cash provided by operating activities for the nine months ended September 30, 2021, decreased by $19.2 million compared to the same period ended in 2020 due to higher operating and general and administrative expenses.

Investing Activities

For the nine months ended September 30, 2021, our net cash used in investing activities of $216.6 million consisted primarily of capital expenditures and cash used in the purchase of The Benson Hotel, the Eldridge Townhomes, and construction costs on our development properties.

Total capital additions totaled $134.9 million and $15.3 million during the nine months ended September 30, 2021 and 2020, respectively. We have generally funded capital additions with available cash and cash provided by operating activities.

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

Financing Activities

Net cash from financing activities for the nine months ended September 30, 2021 increased by $93.2 million compared to the nine months ended September 30, 2020, due primarily to draws on construction loans, and proceeds from the $59.8 million non-recourse property loans entered into during the nine months ended September 30, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, on a consolidated basis, we had approximately $55.0 million of variable-rate property-level debt outstanding in addition to two variable rate construction loans that totaled $143.7 million. We estimate that a change in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce or increase interest expense by approximately $2.0 million.

In 2020, we paid an upfront premium of $12.1 million for the option to enter into a $1.5 billion notional amount interest rate swap at a future date. This interest rate option, or swaption, provides partial protection against exposure to rising interest rates between now and October 2024. We receive a cash settlement in the future if the prevailing interest rate is higher than the 1.68% strike price on the five-year swap. The amount of a future cash settlement is capped if the prevailing interest rate exceeds 2.78%. Alternatively, if interest rates were to decrease below the specified strike price, we would not receive a cash settlement nor would we have any liability to make a payment.

During the first quarter of 2021, we paid an upfront premium of $5.6 million (including transaction costs) for the option to enter into a $500 million notional amount interest rate swap at a future date.  This interest rate option, or swaption, provides partial protection against our refinancing interest rate risk relative to our notes payable to AIR, and is intended to mitigate interest rate increases between now and January 2024.  We receive a cash settlement in the future if the prevailing interest rate is higher than the 3% strike price on the five year swap. Alternatively, if interest rates were to decrease below the specified strike price, we would not receive a cash settlement nor would we have any liability to make a payment.

During the nine months ended September 30, 2021, we paid an upfront premium of $0.3 million for interest rate caps for the entire amounts on our Flamingo and Hamilton construction loans. These interest rate caps, provide protection if one month LIBOR exceeds 3% during the initial term of the loans.

ITEM 4. CONTROLS AND PROCEDURES

Aimco

Disclosure Controls and Procedures

Aimco’s management, with the participation of Aimco’s chief executive officer and chief financial officer, has evaluated the effectiveness of Aimco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Aimco’s chief executive officer and chief financial officer have concluded that, as of the end of such period, Aimco’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes from the risk factors in Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Aimco

Unregistered Sales of Equity Securities

From time to time, Aimco may issue shares of common stock in exchange for OP Units, defined under the Aimco Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each common OP Unit. Aimco may also issue shares of common stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended September 30, 2021, Aimco issued approximately 140,000 shares of common stock in exchange for OP Units in these transactions. Such shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Repurchases of Equity Securities

There were no repurchases by Aimco of its common equity securities during the three months ended September 30, 2021. Aimco’s board of directors has, from time to time, authorized Aimco to repurchase shares of its outstanding common stock. As of September 30, 2021, Aimco was authorized to repurchase approximately 10.4 million shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

Aimco Operating Partnership

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP Units during the three months ended September 30, 2021.

Repurchases of Equity Securities

Aimco Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one-year, limited partners other than Aimco have the right to redeem their common OP Units for cash or, at our election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended September 30, 2021, approximately 140,000 of common OP Units were redeemed in exchange for shares of Common Stock.

The following table summarizes Aimco Operating Partnership’s repurchases, or redemptions in exchange for cash, of common OP Units for the three months ended September 30, 2021.

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2021 ‒ July 31, 2021	—	$—	N/A	N/A
August 1, 2021 ‒ August 31, 2021	—	—	N/A	N/A
September 1, 2021 ‒ September 30, 2021	985	6.98	N/A	N/A
Total	985	$6.98
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

The following materials from Aimco’s and Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of equity and partners’ capital; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: November 9, 2021