Form 10-K
period 2021-12-31
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2022-03-01
CIK 922864, 1820878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s telephone number, including area code (303-224-7900)

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

The aggregate market value of the voting and non-voting common stock of Apartment Investment and Management Company held by non-affiliates of Apartment Investment and Management Company was approximately $1.0 billion based upon the closing price of  $6.71 on June 30, 2021.

As of February 28, 2022, there were 152,556,271 shares of Class A Common Stock outstanding.

Documents Incorporated by Reference

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

Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, Aimco is presented as being spun-off from AIR. This presentation is in accordance with generally accepted accounting principles in the United States and is due primarily to the relative significance of Aimco’s business, as measured in terms of revenue, net income, assets, and other relevant indicators, as compared to those indicators for AIR before the Separation. Therefore, Aimco is considered “spun” for accounting purposes and AIR is considered the divesting entity and treated as the accounting spinner, or accounting predecessor. A separate capital structure did not exist since the assets, liabilities and operations of Aimco prior to the Separation (Aimco and AIR together, as they existed prior to the Separation, “Aimco Predecessor”) were spread across multiple legal entities. Events noted in this filing as occurring before December 15, 2020, were those entered into by Aimco Predecessor. The historical financial statements of Aimco do not represent the financial position and results of operations of one legal entity, but rather a combination of entities under common control that have been “carved out” from Aimco Predecessor’s financial statements.

This filing combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2021, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean collectively Aimco, Aimco Operating Partnership, and their consolidated entities.

Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust (“REIT”). Aimco, through a wholly owned subsidiary, is the general partner and directly is the special limited partner of Aimco Operating Partnership. As of December 31, 2021, Aimco owned 93.1% of the legal interest in the common partnership units of Aimco Operating Partnership and 95.0% of the economic interest in Aimco Operating Partnership. The remaining 6.9% legal interest in Aimco Operating Partnership is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

Aimco Operating Partnership holds all of Aimco’s assets and manages the daily operations of Aimco’s business. Pursuant to the Aimco Operating Partnership agreement, Aimco is required to contribute to Aimco Operating Partnership all proceeds from the offerings of its securities. In exchange for the contribution of such proceeds, Aimco receives additional interests in Aimco Operating Partnership with similar terms (e.g., if Aimco contributes proceeds of a stock offering, Aimco receives partnership units with terms substantially similar to the stock issued by Aimco).

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

We operate Aimco and Aimco Operating Partnership as one enterprise, the management of Aimco directs the management and operations of Aimco Operating Partnership, and Aimco OP GP, LLC, Aimco Operating Partnership’s general partner, is member managed by Aimco.

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

Equity, partners’ capital, and noncontrolling interests are the main areas of difference between the consolidated financial statements of Aimco and those of Aimco Operating Partnership. Interests in Aimco Operating Partnership held by entities other than Aimco, which we refer to as Aimco OP Units, are classified within partners’ capital in Aimco Operating Partnership’s consolidated financial statements and as noncontrolling interests in Aimco’s consolidated financial statements.

To help investors understand the differences between Aimco and Aimco Operating Partnership, this report provides separate consolidated financial statements for Aimco and Aimco Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of each entity’s stockholders’ equity or partners’ capital, and earnings per share or earnings per unit, as applicable; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity.

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP, L.P.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2021

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding: the ongoing relationship between Aimco and AIR (the “Separate Entities”) following the Separation; the impact of the COVID-19 pandemic, including interruptions in real estate development and redevelopment activities due to supply chain disruptions and on our ability to maintain current or meet projected occupancy, rental rate and property operating results; the effect of acquisitions, dispositions, developments, and redevelopments; our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our development and redevelopment investments; expectations regarding sales of our apartment communities and the use of proceeds thereof; the availability and cost of corporate debt; and our ability to comply with debt covenants, including financial coverage ratios.

These forward-looking statements are based on management’s judgment as of this date, which is subject to risks and uncertainties. Risks and uncertainties that could cause actual results to differ materially from our expectations include, but are not limited to: the effects of the coronavirus pandemic on Aimco’s business and on the global and U.S. economies and financial markets generally, and the ongoing, dynamic and uncertain nature and duration of the pandemic, all of which heightens the impact of the other risks and factors described herein, and the impact on entities in which Aimco holds a partial interest, including its indirect interest in the partnership that owns Parkmerced Apartments, and the impact of governmental measures implemented in response to the COVID-19 pandemic on Aimco’s residents, commercial tenants, and operations; real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location and quality of competitive new housing supply; the timing and effects of acquisitions, dispositions, developments and redevelopments; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; supply chain disruptions, particularly with respect to raw materials such as lumber, steel, and concrete; financing risks, including the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently owned by Aimco; the relationship between the Separate Entities after the Separation; the ability and willingness of the Separate Entities and their subsidiaries to meet and/or perform their obligations under any contractual arrangements that were entered into among the parties in connection with the Separation and any of their obligations to indemnify, defend and hold the other party harmless from and against various claims, litigation and liabilities; and the ability to achieve some or all the benefits that we expect to achieve from the Separation; and such other risks and uncertainties described from time to time in filings by the Separate Entities with the Securities and Exchange Commission (“SEC”).

In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and depends on our ability to meet the various requirements imposed by the Code, through actual operating results, distribution levels and diversity of stock ownership.

Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and subsequent documents we file from time to time with the SEC.

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

PART I

ITEM 1. BUSINESS

The Company

Aimco, a Maryland corporation incorporated on January 10, 1994, is a self-administered and self-managed real estate investment trust (“REIT”). Aimco, through a wholly owned subsidiary, is the general partner and directly is the special limited partner of the Aimco Operating Partnership, a Delaware Limited Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership.

On December 15, 2020, Aimco completed the Separation, creating two separate and distinct, publicly traded companies, Aimco and AIR. Additional information regarding the Separation is contained in the Explanatory Note.

Please refer to Note 15 to the consolidated financial statements in Item 8 for discussion regarding our business segments.

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

•

Platform: We have a talented leadership team with an average Aimco tenure of 10 years and nearly 20 years of diverse real estate industry experience combined with a disciplined and proven investment process.

•

Portfolio: We benefit from a deep and growing investment pipeline with $1 billion of development and redevelopment projects currently underway, over $2 billion of future opportunities under Aimco-control and more being explored. We add to this alternative investment strategies and a diversified portfolio of stabilized real estate to provide risk management and produce predictable cash flow.

•

Growth Plan: We have more than $500 million of equity targeted for redeployment into high returning activities over the next 4-5 years offering investors a high performing, high return vehicle with expected annualized returns on equity from 12-16% once optimal capital allocation is achieved.

We are focused on providing superior total-return performance to shareholders, primarily through capital appreciation driven by accretive investment and active portfolio management over multi-year periods. We plan to reinvest earnings to facilitate growth and, therefore, do not presently intend to pay a regular quarterly cash dividend.

Our financial objectives are to create value and produce superior, project-level, risk-adjusted returns on equity as measured by the investment period Internal Rate of Return (“IRR”) and the project-level Multiple on Invested Capital (“MOIC”). We measure broader performance based on Net Asset value (“NAV”) growth over time.

Our capital allocation strategy has been designed to leverage our investment platform and optimize risk adjusted returns for our shareholders.

Overall, we target a growth-oriented capital allocation, primarily weighted toward direct investment in “Value Add” and “Opportunistic” multifamily real estate.

From time to time, we will allocate a defined portion of our capital into alternative investments including passive debt and equity investments (both direct and indirect). Aimco may also utilize its established platform and existing relationships to generate fees through service offerings.

We have policies in place that support our strategy, guide our investment allocations, and manage risk, including to hold at all times a sizeable portion of its net equity in a diversified portfolio of “Core” and “Core-Plus” assets and before starting a project, require cash or committed credit necessary for completion.

Given our stated strategy, it is expected that at any point in time the value-creation process will be ongoing at numerous of our investments. Over time, we expect the Aimco enterprise to produce superior returns on equity on a risk-adjusted basis and it is our plan to do so by:

•	Benefiting from a national platform while leveraging local and regional expertise

We have corporate headquarters in Denver, Colorado and Bethesda, Maryland. Our investment platform is managed by experienced professionals based in four regions: West Coast, Central and Mountain West, Mid-Atlantic and Northeast, and Southeast. By regionalizing this platform, we are able to leverage the in-depth local market knowledge of each regional leader, creating a comparative advantage when sourcing, evaluating, and executing investment opportunities.

•	Managing and investing in value-add and opportunistic real estate

Our dedicated team will source and execute development and redevelopment projects, and various other direct investment strategies, across our national platform. The Aimco Development and Redevelopment portfolio currently includes $1 billion of projects in construction and lease-up, located across five major U.S. markets. In addition, we currently have $2 billion worth of pipeline opportunities under our control and have the opportunity to add to our investment pipeline based on strategic relationships and through sourcing by regional investment teams. Generally, we seek direct investment opportunities in locations where barriers to entry are high, target customers can be clearly defined and where we have a comparative advantage over others in the market.

•	Managing and investing in other alternative investments

Our current allocation to alternative investments includes: our indirect interest mezzanine loan to the Parkmerced partnership which owns 3,165 apartment homes and future development rights in San Francisco, California, and our passive equity investments in IQHQ, Inc. (“IQHQ”), a privately held life sciences real estate development company, and in property technology funds consisting of privately held entities that develop technology related to the real estate industry.

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

Our entire portfolio of operating properties includes 29 apartment communities (25 consolidated properties and four unconsolidated properties) located in ten major U.S. markets and with average rents in line with local market averages (generally defined as B class). We also own one commercial office building that is part of an assemblage with an adjacent apartment building. The target composition of our stabilized portfolio will continue to include primarily B multifamily assets, spread across a nationally diversified portfolio and with a bias toward long established residential neighborhoods that rank highly in regard to schools, employment fundamentals and state and regional governance. Core Plus opportunities offer the opportunity for incremental capital investment while maintaining stabilized cashflow to accelerate income growth and improve asset values.

•	Maintaining sufficient liquidity and utilizing safe financial leverage

At all times, we will guard our liquidity by maintaining sufficient cash and committed credit.

From time-to-time, we will allocate capital to financial assets designed to mitigate risks elsewhere in the Aimco enterprise. Existing examples include our option to acquire an interest rate swap designed to protect against repricing risk on maturing Aimco liabilities and the use of rate caps to provide protection against increases in interest rates on in-place loans.

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

Certain of our operations, or a portion thereof, are conducted through taxable REIT subsidiaries, each of which we refer to as a “TRS”. A TRS is a corporate subsidiary that has elected to be a TRS instead of a REIT and, as such, is subject to United States federal corporate income tax.

Aimco Operating Partnership

Aimco Operating Partnership is treated as a “pass-through” entity for United States federal income tax purposes and is not subject to United States federal income taxation. Partners in Aimco Operating Partnership, however, are subject to tax on their allocable share of partnership income, gains, losses, deductions, and credits, regardless of whether the partners receive any actual distributions of cash or other property from Aimco Operating Partnership during the taxable year. Generally, the characterization of any particular item is determined by Aimco Operating Partnership rather than at the partner level, and the amount of a partner’s allocable share of such item is governed by the terms of Aimco Operating Partnership’s Partnership Agreement. Aimco Operating Partnership is subject to tax in certain states.

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

In addition, existing rent control laws, as well as future enactment of rent control or rent stabilization laws, or other laws and ordinances regulating multifamily housing, such as eviction moratoriums and the impact of governmental measures implemented in response to the COVID-19 pandemic, may reduce rental revenue or increase operating costs in particular markets.

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

Human Capital and Culture

Our team is our most important asset, and our culture is key to our success. Our intentional focus on collaborative and productive culture based on respect for others and personal responsibility is reinforced by a preference for promotion from within. We focus on succession planning and talent development to produce a strong, stable team that is the enduring foundation of our success. We offer benefits reinforcing our value of caring for each other, including 16 weeks of paid time for parental leave to new mothers and fathers, a longstanding policy of workplace flexibility for our teammates to attend to personal and family matters during the workweek, office environments focused on natural light and ergonomic office furniture including adjustable height desks, paid time annually to volunteer in local communities, and a bonus structure at all levels of the organization.

We are responsible for and implement succession planning in all leadership positions, both in the short term and the long term.

We evaluate team engagement and retention and include those in our goals on which all teammates are compensated. Every team member is surveyed via a third-party, confidential survey on his or her annual anniversary of employment. The teammate engagement score consists of the average of the responses to the questions that comprise the engagement index, on a scale of 1 to 5, for all teammates who complete the survey during the year. Aimco’s overall team engagement score for the 2021 Annual Lifecycle Surveys was 4.21, compared to the target of 4.20.

As of December 31, 2021, we had 62 full-time team members, approximately 60% performing development or transactional services with the balance managing corporate and area functions, including debt and capital market transactions, legal, finance, accounting, and other support functions. None of our employees are represented by labor unions.

Our focus on our team and culture is recognized externally, as well. Out of hundreds of participating companies in 2021, we were one of only six recognized as a “Top Workplace” in Colorado for each of the past nine years. We were also recognized as a “Top Workplace” in Washington, D.C., where one of our headquarters is located in nearby Bethesda, Maryland. Additionally, in 2021, the Company was recognized as one of the Denver Area’s Healthiest Employers in 2020.

Available Information

Our combined Annual Report on Form 10-K, our combined Quarterly Reports on Form 10-Q, Current Reports on Form 8-K filed by Aimco or Aimco Operating Partnership, and any amendments to any of those reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through our website at www.aimco.com. The information contained on our website is not incorporated into this Annual Report.

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

Adverse economic and geopolitical conditions, local, regional, national, or international health crises and dislocations in the credit markets could negatively impact our tenants and our operations. For example, the World Health Organization declared COVID-19 to be a pandemic on March 11, 2020. The ongoing COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. Both the global impact of the outbreak and the governmental measures taken in response to it continue to evolve.

Factors that have negatively impacted, or would negatively impact, our operations or those of entities in which we hold a partial interest during the COVID-19 pandemic or another health crisis, adverse economic or geopolitical event or dislocation in the credit market include:

•	our ability to collect rents and late fees on a timely basis or at all, without reductions or other concessions;

•	our ability to evict residents for non-payment and for other reasons;
•	our ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;
•	fluctuations in regional and local economies, local real estate conditions, and rental rates;
•	interruptions in real estate development and redevelopment activities due to supply chain disruptions;
•	our ability to control incremental costs associated with COVID-19, including increased costs resulting from higher inflation;
•	our ability to dispose of communities at all or on terms favorable to us;
•	our ability to complete developments and redevelopments and other construction projects as planned; and
•	potential litigation relating to the COVID-19 pandemic.

Given the ongoing and dynamic nature of the circumstances surrounding the COVID-19 pandemic, it remains challenging to predict the ultimate impact of the COVID-19 pandemic on the global economy, our residents and commercial tenants, our communities, and the operations of entities in which we hold an interest (including our economic interest in the partnership owning the “Parkmerced Apartments”), or for how long disruptions are likely to continue. The extent of such impact will depend on developments, which are highly uncertain, rapidly evolving and cannot be predicted, including the ability to contain the virus, the emergence of new COVID-19 variants, the efficacy and availability of vaccines, the duration of measures implemented, and the overall impact of these measures. Such developments, depending on their nature, duration, and intensity, could have a material adverse effect on our operating results and financial condition. The COVID-19 pandemic also may have the effect of heightening many of the other risks described below.

We do not have control over the partnership owning the Parkmerced Apartments, the operation of which could adversely affect our financial condition and results of operations.

Our indirect interest in the partnership owning the Parkmerced Apartments is subject to certain risks, including, but not limited to, exposure to the skill and capital of the controlling party and those resulting from fluctuations in San Francisco occupancy rates, the operating disruption due to the ongoing COVID-19 pandemic and associated governmental response, and the current economic situation which may result in all, or a portion of the loan not being repaid. Such risks could have a material adverse effect on our financial condition and results of operations.

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

•

we may incur costs that exceed our original estimates due to increased material, labor, or other factors and costs, such as those resulting from litigation, program changes, inflation, interest rate increases or supply chain disruptions;

•

we may be unable to complete construction and lease-up of an apartment community on schedule, including as a result of global supply chain disruptions, resulting in increased construction and financing costs and a decrease in expected rental revenues;

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

Our ability to fund necessary capital expenditures on our communities and make payments to our investors depends on, among other things, our ability to generate net operating income in excess of required debt payments and our ability to collect on interest and principal payments due to us. If we are unable to fund capital expenditures on our communities, we may not be able to preserve the competitiveness of our communities, which could adversely affect their net operating income and long-term value.

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

Our ability to continue to grow or maintain our pipeline of development and redevelopment opportunities may be constrained.

We source development and redevelopment opportunities through various means, including from our operating portfolio, property acquisitions, and AIR. We may be unable to identify and complete acquisitions of properties compatible with our investment strategy. We may be unable to locate properties that will produce returns with a sufficient spread to our cost of capital.  The inability to source opportunities could impede our growth and could have a material adverse effect on us.

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

We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners, operators, and developers of multifamily, retail, or office assets, or future development assets. Our operations may also be affected if competing assets are built in these markets. Moreover, submarkets within our core markets may be dependent upon a limited number of industries. Any adverse economic or other conditions, or any decrease in demand for office, multifamily, or retail assets could adversely impact our financial condition and results of operations.

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

Adverse outcomes of disputes or litigation could negatively impact our business, results of operations, and financial condition, particularly if we have not limited the extent of the damages for which we may be liable, or if our liabilities exceed the amounts of the insurance that we carry. Moreover, our tenants may seek to hold us accountable for the actions of contractors because of our role even if we have technically disclaimed liability as a legal matter, in which case we may determine it necessary to participate in a financial settlement for purposes of preserving the tenant or customer relationship or to protect our corporate brand. To the extent our tenants are obligated to reimburse us, acting as a principal may also mean that we pay a contractor before we have been reimbursed by our tenants. This exposes us to additional risks of collection in the event of a bankruptcy, insolvency, or a condominium purchaser default. The reverse can occur as well, where a contractor we have paid files for bankruptcy protection or commits fraud with the funds before completing a project that we have funded in part or in full.

Additionally, we use partnerships and limited liability companies to develop some of our real estate investments. Acting through our wholly owned subsidiaries, we typically will be the general partner or managing member in these partnerships or limited liability companies. There are, however, instances in which we may not control or even participate in management or day-to-day operations of these properties. The use of partnerships and limited liability companies involve special risks associated with the possibility that:

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

Energy-related initiatives affect a wide variety of companies throughout the United States and the world and, because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy-related taxes and regulations. Our noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocations, other sanctions and reputational harm.

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

Our apartment communities compete for residents with other housing alternatives, including other rental apartments and condominiums, and, to a lesser degree, single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing, as well as the lack of household formation and job creation in a particular area, could adversely affect our ability to lease apartment homes and to increase or maintain rental rates.

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

Under the Americans with Disabilities Act of 1990 (“ADA”), all places intended to be used by the public are required to meet certain federal requirements related to access and use by disabled persons. The Fair Housing Amendments Act of 1988 (“FHAA”) requires apartment communities first occupied after March 13, 1991, to comply with design and construction requirements for disabled access. For those apartment communities receiving federal funds, the Rehabilitation Act of 1973 also has requirements regarding disabled access. These and federal, state, and local laws may require structural modifications to our apartment communities or changes in policy/practice or affect renovations of the communities. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that our apartment communities are substantially in compliance with present requirements, we may incur unanticipated expenses to comply with the ADA, the FHAA, and the Rehabilitation Act of 1973 in connection with the ongoing operation or redevelopment of our apartment communities.

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

We are insured for a portion of our real estate assets’ exposure to casualty losses resulting from fire, earthquake, hurricane, tornado, flood, and other perils, which insurance is subject to deductibles and self-insurance retention. We recognize casualty losses or gains based on the net book value of the affected asset and the amount of any related insurance proceeds. In many instances, the actual cost to repair or replace the apartment community may exceed its net book value and any insurance proceeds. We recognize the uninsured portion of losses as casualty losses in the periods in which they are incurred. In addition, we are self-insured for a portion of our exposure to third-party claims related to our workers’ compensation coverage and general liability exposure. With respect to our exposure to claims of third parties, we establish reserves at levels that reflect our known and estimated losses. The ultimate cost of losses and the impact of unforeseen events may vary materially from recorded reserves, and variances may adversely affect our operating results and financial condition. We purchase insurance to reduce our exposure to losses and limit our financial losses on large individual risks. The availability and cost of insurance are determined by market conditions outside our control. No assurance can be made that we will be able to obtain and maintain insurance at the same levels and on the same terms as we do today. If we are not able to obtain or maintain insurance in amounts, we consider appropriate for our business, or if the cost of obtaining such insurance increases materially, we may have to retain a larger portion of the potential loss associated with our exposures to risks.

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

Despite system redundancy, risk transfer, insurance, indemnification, the implementation of security measures, required employee awareness training, and the existence of a disaster recovery plan for our internal information technology systems, our systems, and systems maintained by third-party vendors with which we do business are vulnerable to damage from any number of sources. We face risks associated with energy blackouts, natural disasters, terrorism, war, telecommunication failures, and cyberattacks and intrusions, such as computer viruses, malware, attachments to emails, intrusion, and unauthorized access, including from persons inside our organization or from persons outside our organization with access to our systems. We may also incur additional costs to remedy damages caused by such disruptions. Although we make efforts to maintain the security and integrity of our systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss, or misuse of the information (which may be confidential, proprietary, or commercially sensitive in nature), and a loss of confidence in our security measures, which could harm our business.

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

Third Party Purchase or Offer Rights, such as in our Master Leasing Agreement, may discourage third parties from negotiating with us with respect to the sale of our real property.

During the term of the Master Leasing Agreement, AIR will have a purchase option on the direct or indirect transfer of any real property owned or, subject to the consent of the landlord, leased by us (including indirect transfers pursuant to a transfer of equity interests in any of our subsidiaries that owns or leases such real property) and any rights to acquire real property, but excluding any property leased from AIR pursuant to the Master Leasing Agreement, with respect to real property for which redevelopment has been substantially completed by Aimco (if applicable) and that has reached a specified occupancy for a minimum time period and a right of first offer with respect to stabilized properties that Aimco is under contract to purchase, but excluding any such transfers in respect of certain of the operating properties. This right of first offer and purchase option may discourage third parties from negotiating with us with respect to the sale of our real property and may limit the number of interested buyers, and further may prevent us from receiving the maximum price that we may otherwise have obtained for such properties.

There may be, or there may be the appearance of, conflicts of interest in our relationship with AIR.

There may be, or there may be the appearance of, conflicts of interest in our relationship with AIR. The Separation was designed to minimize conflicts of interest between us and AIR (and we have formed the Aimco-AIR Transactions Committee to oversee prospective transactions between the two companies to ensure they are on arm’s length terms), however, there can be no assurance that such conflicts don’t exist.

Although we and AIR each have an independent Board and independent management and are incentivized to make decisions that are in the best interests of its respective business, Mr. Considine serves on both our and AIR’s Board, however, Mr. Considine will recuse himself from voting as a member of either Board during the approval or disapproval of any transactions between the two companies. In addition, as part of the Separation, AIR and Aimco entered into the Employee Matters Agreement, which provides that Mr. Considine will continue to serve Aimco with specific responsibilities for two years following the Separation to support the establishment and growth of the Aimco business, reporting directly to the Aimco Board.

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

Publicly traded companies have increasingly become subject to campaigns by investors advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases, or even sales of assets or the entire company. Given our stockholder composition and other factors, it is possible our stockholders or future activist stockholders may attempt to effect such changes. Responding to proxy contests and other actions by such activist stockholders or others would be costly and time-consuming, disrupt our operations and divert the attention of our Board and senior management team from the pursuit of business strategies, which could adversely affect our results of operations and financial condition. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of the Board may lead to the perception of a change in the direction of the business, instability, or lack of continuity, which may be exploited by our competitors, cause concern to our current or potential lenders, partners, or others with whom we do business, and make it more difficult to attract and retain qualified personnel.

RISKS RELATED TO OUR INDEBTEDNESS AND FINANCING

Our debt financing could result in foreclosure of our apartment communities, prevent us from making distributions on our equity, or otherwise adversely affect our liquidity.

As of December 31, 2021, a significant number of our apartment communities serve as collateral for our credit facility, property debt, construction loans, and two Notes Payable to subsidiaries of AIR (“Notes Payable to AIR”). Our secured credit facility matures in December 2023, subject to extension options. Certain of our subsidiaries have existing secured property-level debt equal to approximately $484.9 million and construction loans of approximately $168.4 million. Another is the obligator on the Notes Payable to AIR with an aggregated principal amount equal to approximately $534.1 million. Over time, we may become party to additional financing arrangements, including credit facilities or other bank debt, bonds, and mortgage financing. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our communities or pay distributions required to maintain our qualification as a REIT.

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

Our ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets. During periods of economic uncertainty, the United States credit markets may experience significant liquidity disruptions, which may cause the spreads on debt financings to widen considerably and make obtaining financing, both non-recourse property debt secured by stabilized properties, construction loans, and corporate borrowings such as those under our credit facilities, more difficult. In particular, apartment borrowers have benefited from the historic willingness of the Federal National Mortgage Association (“Fannie Mae”), and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), to make substantial amounts of loans secured by multifamily properties, even in times of economic distress. These two lenders are federally chartered and subject to federal regulation, which is subject to change, making uncertain their prospects and ability to provide liquidity in a future downturn.

If our ability to obtain financing is adversely affected, we may be unable to satisfy scheduled maturities on existing financing through other sources of liquidity, which could result in a lender foreclosure on the apartment communities securing such debt and loss of income and asset value, both of which would adversely affect our liquidity.

Increases in interest rates would increase our interest expense and reduce our profitability, and the phasing out of LIBOR could adversely affect our business, operating results, and financial condition.

Our revolving secured credit facility contains a variable interest rate which may be based, in part, on LIBOR. An increase or decrease in LIBOR would likely increase or decrease our interest expense. An increase in interest expense may affect our profitability.

In March 2021, the Financial Conduct Authority, which regulates LIBOR, formally announced that the publication of LIBOR was ending and confirmed that USD LIBOR-indexed rates would cease to be published after June 30, 2023. Certain interbank offered rates (“IBOR”) ceased on December 31, 2021. In 2018, the Alternative Reference Rates Committee identified the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative to LIBOR. However, uncertainty exists in the markets as to the adoption and implementation of alternative reference rates. At this time, it is not possible to predict the effect of any such changes, and any establishment of alternative reference rates. Due to the broad use of LIBOR as a reference rate, all financial market participants, including us, are impacted by the risks associated with this transition. Certain of our debt agreements, including our revolving secured credit facility, bear interest at rates that are calculated based, in part, on LIBOR. If LIBOR ceases to exist during the term of our agreements, the documents associated with our agreements contain language to address a transition to another benchmark rate. Accordingly, the phase-out of LIBOR and any other related changes or reforms, could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results, and cash flows.

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

We may decide to increase our leverage to execute our development plan. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. Although our credit facility may limit our ability to incur additional indebtedness, our governing documents do not limit the amount of debt we may incur, and we may change our target debt levels at any time without the approval of our stockholders. We may incur additional indebtedness from time to time in the future to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our indebtedness could intensify.

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

In connection with the Separation, we entered into a Separation and Distribution Agreement with AIR, effective as of December 15, 2020 (the “Separation Agreement”), which, among other things, contains the agreements among the parties regarding the principal transactions that were necessary to effect the Separation. It also sets forth other agreements that govern certain aspects of the parties’ ongoing relationship after the Separation. The Separation may lead to increased operating and other expenses, of both a nonrecurring and a recurring nature, and to changes to certain operations, which expenses or changes could arise pursuant to arrangements made between AIR and us or could trigger contractual rights of, and obligations to, third parties. Disputes with third parties could also arise out of these transactions, and we could experience unfavorable reactions to the Separation from employees, lenders, ratings agencies, regulators, OP unitholders or other interested parties. These increased expenses, changes to operations, disputes with third parties or other effects could materially and adversely affect our business, financial position or results of operations. In addition, disputes with AIR could arise in connection with each of the Separation Agreement, the Employee Matters Agreement, the Property Management Agreements, the Master Services Agreement, the Master Leasing Agreement, or certain other agreements.

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

Following the Separation, AIR hired substantially all of Aimco’s existing employees (including Aimco’s existing property management employees), and Aimco retained approximately 50 employees. We have limited historical operations as a company independent from AIR and did not, following the Separation, have the infrastructure or personnel necessary to operate as an independent company without relying on AIR to provide certain services (such as those related to technology, payroll, etc.) on an ongoing basis. In connection with the Separation, we entered into a Master Services Agreement with AIR pursuant to which AIR will provide certain services to us to allow us to benefit from certain cost efficiencies in sharing certain resources and personnel. As a separate publicly traded company, Aimco is subject to, and responsible for, regulatory compliance, including periodic public filings with the SEC and compliance with the NYSE continued listing requirements as well as compliance with generally applicable tax and accounting rules, certain elements of which may rely on services provided by AIR under the Master Services Agreement. We cannot assure you that we will be able to successfully implement the infrastructure or retain or hire the personnel necessary to operate as an independent company or that we will not incur costs in excess of anticipated costs to establish such infrastructure and retain or hire such personnel. In the short term, we may pay rates for the services higher than those a third party would have paid or that we could have provided to ourselves.

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

We believe that Aimco operates, and has since its taxable year ended December 31, 1994, operated, in a manner that enables it to meet the requirements for qualification and taxation as a REIT. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Moreover, even a technical or inadvertent mistake could jeopardize our REIT status. Aimco’s continued qualification as a REIT will depend on its satisfaction of certain asset, income, investment, organizational, distribution, stockholder ownership, and other requirements on a continuing basis. Aimco’s ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Aimco’s compliance with the REIT annual income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the Internal Revenue Service (the “IRS”), will not contend that our interests in subsidiaries or other issuers constitutes a violation of the REIT requirements. Moreover, future economic, market, legal, tax, or other considerations may cause Aimco to fail to qualify as a REIT, or the Board of Aimco may determine to revoke its REIT status.

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

REITs are entitled to a United States federal income tax deduction for dividends paid to their stockholders. As compared to other taxable corporations, this ability to reduce or eliminate the REIT’s taxable income by paying dividends to stockholders is a principal benefit of maintaining REIT status, generally resulting in a lower combined tax liability of the REIT and its stockholders as compared to that of the combined tax liability of other taxable corporations and their stockholders. Notwithstanding this combined benefit, dividends payable by REITs may result in marginally higher taxes to the stockholder.

C-corporations are generally required to pay United States federal income tax on earnings. After-tax earnings are then available for stockholder dividends. The maximum United States federal tax rate applicable to income from “qualified dividends” payable to United States stockholders that are individuals, trusts, and estates is currently 20%, plus the 3.8% investment tax surcharge. While dividends payable by REITs are generally not eligible for the qualified dividend reduced rates, stockholders that are individuals, trusts, or estates, and meet certain requirements, may generally deduct 20% of the aggregate amount of ordinary dividends from REITs. This deduction is available for taxable years beginning after December 31, 2017, and before January 1, 2026, and will generally cause the maximum tax rate for ordinary dividends from REITs to be 29.6%, plus the 3.8% investment tax surcharge. The more favorable tax rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts, and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including Aimco Common Stock.

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

The present United States federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the United States federal income tax treatment of an investment in Aimco Common Stock. The United States federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the IRS, and the United States Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. We cannot predict how changes in the tax laws might affect Aimco or Aimco’s stockholders. Revisions in federal tax laws and interpretations thereof could significantly and negatively affect Aimco’s ability to qualify as a REIT and the tax considerations relevant to an investment in Aimco Common Stock or could cause Aimco to change its investments and commitments.

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

Aimco Operating Partnership does not intend to make regular distributions to holders of OP Units (other than what is required for Aimco to maintain its REIT status). There can be no assurance regarding the amounts of available cash that Aimco Operating Partnership will generate or the portion that its general partner will choose to distribute. The actual amounts of available cash will depend upon numerous factors, including profitability of operations, required principal and interest payments on its debt, the cost of acquisitions (including related debt service payments), its issuance of debt and equity securities, fluctuations in working capital, capital expenditures, adjustments in reserves, prevailing economic conditions, and financial, business, and other factors, some of which may be beyond Aimco Operating Partnership’s control. Cash distributions depend primarily on cash flow, including from reserves, and not on profitability, which is affected by non-cash items. Therefore, cash distributions may be made during periods when Aimco Operating Partnership records losses and may not be made during periods when it records profits. Aimco Operating Partnership agreement gives the general partner discretion in establishing reserves for the proper conduct of the partnership’s business that will affect the amount of available cash. Aimco Operating Partnership may be required to make reserves for the future payment of principal and interest under its credit facilities and other indebtedness. In addition, Aimco Operating Partnership’s credit facilities may limit its ability to distribute cash to holders of OP Units. As a result of these and other factors, there can be no assurance regarding actual levels of cash distributions on OP Units, and Aimco Operating Partnership’s ability to distribute cash may be limited during the existence of any events of default under any of its debt instruments.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own a geographically diversified portfolio of operating properties that produce stable cash flow and serves to balance the risk and highly variable cash flows associated with our portfolio of development and redevelopments and value-add investments. Our entire portfolio of operating properties includes 29 apartment communities (25 consolidated properties and four unconsolidated properties) located in ten major U.S. markets and with average rents in line with local market averages (generally defined as B class). We also own one commercial office building that is part of an assemblage with an adjacent apartment building. Our current Development and Redevelopment portfolio consists of nine properties, including developable land, located primarily in the same ten major U.S. markets as our operating properties.

Additional information about our consolidated real estate, including property debt, is contained in “Schedule III - Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company believes there are no legal proceedings pending that would have a material effect upon on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Aimco

Aimco’s Common Stock is listed and traded on the NYSE under the symbol “AIV.”

On February 28, 2022, there were 152,556,271 shares of Common Stock outstanding, held by 774 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency but does include each such broker or clearing agency as one record holder.

Unregistered Sales of Equity Securities

From time to time, Aimco may issue shares of common stock in exchange for OP Units, defined under the Aimco Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each common OP Unit. Aimco may also issue shares of common stock in exchange for limited partnership interests in consolidated real estate partnerships. Please refer to Note 10 to the consolidated financial statements in Item 8 for further discussion of such exchanges.

During the year ended December 31, 2021, Aimco issued approximately 595,000 shares of common stock in exchange for OP Units in these transactions. Such shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Repurchases of Equity Securities

There were no repurchases by Aimco of its common equity securities during the twelve months ended December 31, 2021. Aimco’s Board has, from time to time, authorized Aimco to repurchase shares of its outstanding common stock. As of December 31, 2021, Aimco was authorized to repurchase approximately 10.4 million shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

Aimco Operating Partnership

Interests in Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as OP Units. OP Units are common partnership units (“common OP Units”). There is no public market for OP Units, and we have no intention of listing the common partnership units on any securities exchange. In addition, Aimco Operating Partnership’s Partnership Agreement restricts the transferability of OP Units.

On February 28, 2022, there were 160,506,244 common partnership units and equivalents outstanding (152,556,271 of which were held by Aimco) that were held by 2,229 unitholders of record.

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP Units during the twelve months ended December 31, 2021.

Repurchases of Equity Securities

Aimco Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one-year, limited partners other than Aimco have the right to redeem their common OP Units for cash or, at our election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the year ended December 31, 2021, approximately 595,000 common OP Units were redeemed in exchange for shares of Common Stock. During the same period, approximately 13,000 common OP Units were redeemed in exchange for cash at an average price of $5.76.

Dividend and Distribution Payments

As a REIT, Aimco is required to distribute annually to holders of its Common Stock at least 90% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. Aimco’s Board determines and declares its dividends. In making a dividend determination, Aimco’s Board considers a variety of factors, including REIT distribution requirements; current market conditions; liquidity needs; and other uses of cash, such as deleveraging and accretive investment activities. Aimco plans to reinvest earnings to facilitate growth and, therefore, does not presently intend to pay a regular quarterly cash dividend.

Stockholders receiving any dividend, whether payable in cash or cash and shares of Aimco Common Stock, will be required to include the full amount of such dividend as income to the extent of Aimco’s current and accumulated earnings and profits, as determined for United States federal income tax purposes for the year of such dividend and may be required to pay income taxes with respect to such dividend in excess of the cash dividend received. With respect to certain non-United States stockholders, Aimco may be required to withhold United States tax with respect to such dividend, including in respect of all or a portion of such dividend that is payable in Common Stock.

The Board of Aimco Operating Partnership’s general partner determines and declares distributions on OP Units. Aimco, through a wholly owned subsidiary, is the sole general partner. As of December 31, 2021, Aimco owned 93.1% of the legal interest in the common partnership units of Aimco Operating Partnership and 95.0% of the economic interest of Aimco Operating Partnership. Aimco Operating Partnership holds all of Aimco’s assets and manages the daily operations of Aimco’s business. The distributions paid by Aimco Operating Partnership to Aimco are used by Aimco to fund the dividends paid to its stockholders. Accordingly, the per share dividends Aimco pays to its stockholders generally equal the per unit distributions paid by Aimco Operating Partnership to holders of its common partnership units.

Our revolving credit agreement includes customary covenants, including a restriction on dividends and other restricted payments, but permits dividends and distributions as may be necessary to maintain Aimco’s REIT status.

Performance Graph

The following graph compares cumulative total returns for Aimco’s Common Stock, the FTSE Nareit Equity Apartments Index, the Russell 2000, the Standard & Poor’s 500 Total Return Index (“S&P 500 Index”), and the MSCI US REIT Index. The FTSE Nareit Equity Apartments Index is published by The National Association of Real Estate Investment Trusts (“Nareit”), a representative of real estate investment trusts and publicly traded real estate companies with interests in United States real estate and capital markets. The MSCI US REIT Index is published by Morgan Stanley Capital International Inc., a provider of equity indices. The MSCI US REIT Index reflects total shareholder return for a broad range of REITs and the FTSE Nareit Equity Apartments Index provides a more direct multifamily peer comparison of total shareholder return. We intend to discontinue presentation of the MSCI US REIT Index and S&P 500 Index in future stock performance graphs as the FTSE Nareit Equity Apartments Index will serve as our sector comparison and the Russell 2000 will serve as our broad-based market index.

The indices are weighted for all companies that fit the definitional criteria of the particular index and are calculated to exclude companies as they are acquired and to add companies to the index calculation as they become publicly traded companies. All companies that fit the definitional criteria and existed at the point in time presented are included in the index calculations. The graph assumes the investment of $100 in Aimco’s Common Stock and in each index on December 31, 2016, and that all dividends paid have been reinvested. The historical information set forth on the following page is not necessarily indicative of future performance.

Total Return Performance
Index Value
260
240
220
200
180
160
140
120
100
80
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Aimco
FTSE Nareit Equity Apartments Index
Russell 2000
S&P 500 Index
MSCI US REIT Index

	For the years ended December 31,
Index	2016	2017	2018	2019	2020	2021
Apartment Investment and Management Company	100.00	99.33	103.43	125.70	110.52	161.59
FTSE Nareit Equity Apartments Index	100.00	103.72	107.56	135.87	115.02	188.19
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
MSCI US REIT Index	100.00	105.07	100.27	126.18	116.63	166.85

The Performance Graph will not be deemed to be incorporated by reference into any filing by Aimco under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Aimco specifically incorporates the same by reference.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons of 2021 and 2020. Discussions of 2019 items and year-to-year comparisons of 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2020.

Executive Overview

Our mission is to make real estate investments, primarily focused on the multifamily sector within the continental United States, where outcomes are enhanced through our human capital so that substantial value is created for investors, teammates, and the communities in which we operate.

Please refer to “Item 1. Business” for additional discussion of our business organization and strategy and “Item 2. Properties” and “Schedule III – Real Estate and Accumulated Depreciation” for details regarding the size, location, and key characteristics of our various properties.

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

Results for the Twelve Months Ended December 31, 2021

The results from the execution of our business plan during the twelve months ended December 31, 2021, are described below.

Financial Results and 2021 Highlights

•	For the year ended December 31, 2021, net loss attributable to Aimco common stockholders per common share was $0.04 compared to net loss per common share of $0.03 for the year ended December 31, 2020.
•	For the year, revenue from our operating properties was up 4.2% compared to 2020, with occupancy up 160 basis points to 97.9%.
•

Also, during 2021, we invested approximately $215 million in eight distinctive development and redevelopment projects. Each of these projects are on-time, on-budget and on plan to create substantial value for shareholders.

•

We executed more than 630 leases on newly constructed apartment homes in 2021, almost 200 more leases than were planned at the start of the year and at rental rates averaging approximately 115% of target.

•	We also sourced and secured new investments in 2021 that provide the opportunity for more than $1 billion of highly accretive development in dynamic, high-growth markets.
•

In 2021, we closed $363 million in new financings including $251 million of loans committed for the development or redevelopment of properties, $60 million of property debt secured by operating properties, and a $52 million preferred equity commitment from an institutional equity partner to partially fund the Upton Place development in Washington, D.C., freeing up Aimco capital for other accretive uses and improving the expected return on Aimco equity.

•	We ended the year with $395 million of liquidity, including cash and capacity on our revolving credit facility.

Our business is organized around defined areas of strategic focus: value add and opportunistic real estate; alternative investments; investment activity; operating properties; balance sheet; and team and culture.

Value Add, Opportunistic and Alternative Investments

Development and Redevelopment

During the year ended December 31, 2021, we invested approximately $215 million in our development and redevelopment projects.

Construction Activity

•

At the major redevelopment of the North Tower of Flamingo Point in Miami Beach, Florida, construction completion is scheduled for the first quarter 2022, as planned, and we expect to reach stabilized occupancy in the third quarter 2022, about six months ahead of plan.

•	Upton Place in Upper-Northwest Washington, D.C., is progressing on schedule and on-budget. The project is scheduled for completion in 2024, and NOI stabilization is targeted for 2026.
•	The Benson Hotel and Faculty Club on the Anschutz Medical and Life Sciences Campus in Aurora, Colorado, is on budget and on schedule for completion in early 2023, and NOI stabilization in late 2026.
•

In Corte Madera, California, development activity on Oak Shore, a community with 16 luxury single family rental homes, each averaging approximately 3,200 square feet, plus eight accessory dwelling units, is underway and on plan with deliveries beginning in 2023, and NOI stabilization occurring in 2025.

•	In the Edgewater neighborhood of Miami, Florida, Aimco is completely renovating The Hamilton and expects apartment homes coming back online in 2022 and NOI stabilization targeted for 2024.

Lease-up Progress

•	At 707 Leahy, in Redwood City, California, all apartment homes had been delivered and construction was complete as of 4Q 2020. As of December 31, 2021, the 110-unit property was 97% leased.
•

At The Fremont on the Anschutz Medical Campus in Aurora, Colorado, all apartment homes had been delivered and construction was complete as of 4Q 2020. As of December 31, 2021, the 253-unit property was 83% leased.

•	At Prism, located in Cambridge, Massachusetts, all apartment homes had been delivered and construction was complete as of 1Q 2021. As of December 31, 2021, the 136-unit property was 96% leased.
•	At Flamingo Point North Tower in Miami Beach, Florida, at year end 56% units had been delivered. As of December 31, 2021, 83% of the 366 total units were leased.

Alternative Investments

•

Parkmerced Mezzanine Investment: On November 26, 2019, we made a five-year, $275.0 million mezzanine loan to a partnership owning Parkmerced Apartments, located in southwest San Francisco (the “Mezzanine Investment”). The loan bears interest at a 10% annual rate, accruing if not paid from property operations. The Separation Agreement provides for AIR to transfer, once third-party consents related to the transfer are received, ownership of the subsidiaries that originated and hold the mezzanine loan, a related equity option to acquire a 30% interest in the partnership owning Parkmerced Apartments and the interest rate option, or swaption, that provides partial protection against future refinancing risk through 2024 to Aimco. At the time of the Separation and as of the date of this report, legal title of these subsidiaries had not yet transferred to Aimco. Until legal title of the subsidiaries is transferred, AIR is obligated to pass payments on such loan to us, and we are obligated to indemnify AIR against any costs and expenses related thereto. We have the risks and rewards of ownership of the Mezzanine Investment and have recognized an asset related to our right to receive the Mezzanine Investment from AIR. In 2021, operations at Parkmerced were stressed due to reduced in-person learning at the neighboring San Francisco State University and lower demand as the region navigates the pandemic and related restrictions. In spite of the challenges faced by the property, the borrower on our mezzanine loan has serviced its first mortgage debt as required and has reported that it expects to do the same in 2022.

•

Life Science Developer Investment: In the third quarter of 2020, we made a $50.0 million commitment to purchase common stock of IQHQ, a privately held life sciences real estate development company. In the fourth quarter of 2021, we funded a capital call of $11.2 million bringing our total investment to $35.8 million of the total commitment. Subsequent to year end, we funded our remaining commitment to IQHQ.

•

Property Technology Fund Investments: As of December 31, 2021, we have investments valued at $9.6 million in property technology funds consisting of privately held entities that develop technology related to the real estate industry.

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

Acquisitions

During the year ended December 31, 2021, we completed the following acquisitions:

•

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

•

We acquired eight land parcels adjacent to The Hamilton apartment community, located in Miami’s Edgewater neighborhood, for $19.3 million and we began major redevelopment of the existing apartment building at The Hamilton. The scope of our investment will completely renew the waterfront high-rise, which benefits from spacious apartment homes (averaging 1,411 square feet) and an abundance of outdoor and amenity space that was previously underutilized. With these investments, we can now, in total, construct more than 1.1 million square feet of new development in this rapidly growing submarket.

•	We purchased seven acres of developable land in Colorado Springs, Colorado for $4.1 million that allows for the construction of up to 119 apartments and townhomes.
•

We also acquired The Benson Hotel and Faculty Club (“Benson Hotel”) development property for $6.2 million, net of outstanding construction liabilities of $0.9 million. The development property consists of land and initial construction costs. The project is expected to be completed in the first quarter of 2023.

Joint Venture Transactions

During the year ended December 31, 2021, we completed the following joint venture agreements:

•

We entered into a joint venture agreement with Kushner Companies to purchase three undeveloped land parcels located in downtown Fort Lauderdale, Florida. The total contract price for the land is $49.0 million ($25.0 million at Aimco’s 51% share). Current zoning allows for the development of approximately three million square feet of multifamily homes and commercial space. The land purchase closed in January 2022.

•

We entered into a joint venture agreement with an institutional equity partner to fund the development of Upton Place in Washington, D.C. with a commitment for $52.2 million of preferred equity financing at an accruing 9.7% rate. Our partner made contributions of $29.4 million in 2021, and will continue to fund the development monthly at 49% of the limited partner equity required to fund the development.

Operating Property Results

We own a geographically diversified portfolio of operating properties that produce stable cash flow and serves to balance the risk and highly variable cash flows associated with its portfolio of development and redevelopments and value-add investments. Our operating properties produced solid results for the year ended December 31, 2021.

Highlights for the year ended December 31, 2021, include:

•	Average daily occupancy at our operating properties of 97.9%, a 160-basis point increase compared to the year ended December 31, 2020.
•	Revenue, before utility reimbursements, of $136.3 million, up 4.2% year over year.
•	Expenses, net of utility reimbursements of $43.5 million, up 4.3% year over year, due primarily to higher real estate taxes and insurance.
•	Net operating income of our operating properties increased by 4.1% year over year.

1001 Brickell Bay Drive, a waterfront office building in Miami, Florida owned as part of a larger assemblage, was 80.2% occupied on December 31, 2021.

Balance Sheet

We capitalize our activities through a combination of non-recourse property debt, construction loans, third-party equity, and the recycling of Aimco equity, including retained earnings. We plan to limit the use of recourse leverage, with a strong preference towards non-recourse property-level debt in order to limit risk to the Aimco enterprise. When warranted, we plan to seek equity capital from joint venture partners to improve our cost of capital, further leverage Aimco equity, reduce exposure to a single investment and, in certain cases, for strategic benefits.

We are highly focused on maintaining ample liquidity. As of December 31, 2021, we had access to $394.6 million, including $233.4 million of cash on hand, $11.2 million of restricted cash, and the capacity to borrow up to $150.0 million on our revolving credit facility. Please refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

In evaluating our financial condition and operating performance we use non-GAAP measures, including Adjusted EBITDAre, which we believe is useful to investors and creditors as a supplemental measure of our ability to incur and service debt. Our Adjusted EBITDAre for the year ended December 31, 2021, was $81.4 million. Please refer to the Non-GAAP Measures section for further information about the calculation of Adjusted EBITDAre and our leverage ratios.

Financing Activity

 During the year ended December 31, 2021, the Company entered into a $150.0 million variable-rate non-recourse construction loan collateralized by our leasehold interest and AIR’s fee ownership interest in Flamingo North Tower. The initial term of the loan is three years and bears interest at one month LIBOR plus 360 basis points subject to a minimum all-in per annum interest rate of 3.85%. As of December 31, 2021, we had $130.3 million of principal outstanding. Certain consolidated subsidiaries have indemnified AIR for any losses it incurs as a result of a default on the loan by Aimco.

Also, during the year ended December 31, 2021, we entered into a $100.7 million variable-rate non-recourse construction loan collateralized by our fee ownership interest in The Hamilton. The initial term of the loan is three years and bears interest at one month LIBOR plus 320 basis points subject to a minimum all-in per annum interest rate of 3.45%. As of December 31, 2021, we had $38.1 million of principal outstanding.

We also closed on two non-recourse loans for $60.0 million during the year ended December 31, 2021. The loans have 10-year terms and a weighted average fixed interest rate of 3.09%. Proceeds from the loans were used to fund the acquisition of Eldridge Townhomes and other investment activities.

If LIBOR ceases to exist during the term of these agreements, the documents associated with these agreements contain language to address a transition to another benchmark rate. It is anticipated LIBOR will be replaced with SOFR, however, if SOFR were to not be available the agreements contain alternate provisions.

Additionally, we closed a preferred equity financing arrangement with an institutional equity investor for $52.2 million, accruing at a 9.7% interest rate, related to the completion of construction activities at Upton Place.

Human Capital and Culture

Our team is our most important asset, and our culture is key to our success. In connection with the Separation, we retained approximately 50 Aimco employees, including: Wes Powell, Chief Executive Officer; Lynn Stanfield, Chief Financial Officer; and Jennifer Johnson, Chief Administrative Officer and General Counsel; each of whom has more than 17 years of Aimco experience. In addition, former Aimco Chairman and Chief Executive Officer Terry Considine has been actively engaged throughout the transition period with a particular focus on strategic guidance and new business.

Aimco benefits from having experienced leaders located in each of four regional hubs where they utilize their local knowledge and connections to source and execute on exceptional investment opportunities. We believe the talent of our team, and our ability to retain that talent through a rewarding and balanced work-life culture, will result in superior outcomes and is key to our long-

term success. We offer benefits reflecting this belief, including paid time for parental leave, paid time annually to volunteer in local communities, a bonus structure at all levels of the organization, and flexibility in work locations and schedules.

Our focus on our team and culture is recognized externally, as well. Out of hundreds of participating companies in 2021, we were one of only six recognized as a “Top Workplace” in Colorado for each of the past nine years. We were also recognized as a “Top Workplace” in Washington, D.C., where one of our headquarters is located in nearby Bethesda, Maryland. Additionally, in 2021, the Company was recognized as one of the Denver Area’s Healthiest Employers in 2020.

Financial Results of Operations

We have three segments: (i) Development and Redevelopment; (ii) Operating; and (iii) Other. Our Development and Redevelopment segment includes properties that are under construction, in pre-construction, or have not achieved stabilization, as well as land assemblages that are being held for development adjacent to The Hamilton community and other land purchases. The Development and Redevelopment segment also includes our five leased properties; two are under construction and three are operational but have not achieved stabilization. Our Operating segment includes majority owned residential communities that have achieved stabilized level of operations as of January 1, 2020, and maintained it throughout the current year and comparable period. Our Other segment includes our recent Eldridge Townhomes acquisition, stabilized but not owned for a comparable reporting period, and 1001 Brickell Drive, our only office building.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying consolidated financial statements in Item 8.

Net loss decreased by $0.8 million for the year ended December 31, 2021 compared to 2020. Net income decreased by $5.8 million for the year ended December 31, 2020 compared 2019.

Detailed Results of Operations for the Year Ended December 31, 2021, Compared to 2020 and the Year Ended December 31, 2020, Compared to 2019

Property Results

As of December 31, 2021, our Development and Redevelopment segment included five properties that were under construction, one in planning, and three properties in lease-up. Our Operating segment included 24 communities with 6,067 apartment homes, and our Other segment includes our recent Eldridge Townhomes acquisition, and one office building.

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

Please refer to Note 15 to the consolidated financial statements in Item 8 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

Proportionate Property Net Operating Income

The results of our segments for the years ended December 31, 2021 and 2020, as presented below, are based on segment classifications as of December 31, 2021.

	Year Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$12,418	$1,515	$10,903	719.7%
Operating	136,250	130,797	5,453	4.2%
Other	14,317	12,986	1,331	10.2%
Total	162,985	145,298	17,687	12.2%
Property operating expenses, net of utility reimbursements
Development and Redevelopment	7,931	981	6,950	708.5%
Operating	43,463	41,683	1,780	4.3%
Other	4,207	4,148	59	1.4%
Total	55,601	46,812	8,789	18.8%
Proportionate property net operating income
Development and Redevelopment	4,487	534	3,953	740.3%
Operating	92,787	89,114	3,673	4.1%
Other	10,110	8,838	1,272	14.4%
Total	$107,384	$98,486	$8,898	9.0%

For the year ended December 31, 2021, compared to 2020, our Development and redevelopment proportionate net operating income increased by $4.0 million due primarily to the delivery and lease up of units at newly constructed or redeveloped apartment communities.

Operating proportionate property net operating income increased by $3.7 million, or 4.1% for the year ended December 31, 2021, compared to 2020. The increase was attributable to a $5.5 million, or 4.2% increase in rental and other property revenues due to higher average revenues of $47 per apartment home, and a 160-basis point increase in occupancy, offset partially by a $1.8 million, or 4.3%, increase in property operating expenses due primarily to higher real estate taxes and insurance.

Other proportionate property net operating income increased by $1.3 million, or 14.4% for the year ended December 31, 2021, compared to 2020, due primarily to the acquisition of Eldridge Townhomes in the third quarter of 2021.

The results of our segments for the years ended December 31, 2020 and 2019, as presented below, are based on segment classification as of December 31, 2021. These amounts have been adjusted retrospectively to reflect a normalized period for comparison purposes.

	Year Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Rental and other property revenues, before utility reimbursements
Development and Redevelopment	$1,515	$—	$1,515	100.0%
Operating	130,797	131,175	(378)	-0.3%
Other	12,986	6,888	6,098	88.5%
Total	145,298	138,063	7,235	5.2%
Property operating expenses, net of utility reimbursements
Development and Redevelopment	981	—	981	100.0%
Operating	41,683	41,090	593	1.4%
Other	4,148	1,931	2,217	114.8%
Total	46,812	43,021	3,791	8.8%
Proportionate property net operating income
Development and Redevelopment	534	—	534	100.0%
Operating	89,114	90,085	(971)	-1.1%
Other	8,838	4,957	3,881	78.3%
Total	$98,486	$95,042	$3,444	3.6%

Development and redevelopment proportionate property net operating income increased by $0.5 million for the year ended December 31, 2020, compared to 2019, due to the acquisition of The Hamilton in August 2020.

For the year ended December 31, 2020, compared to 2019, our Operating proportionate property net operating income decreased by $1.0 million, or 1.1% as operations at Aimco properties were impacted by the pandemic and related restrictions. This decrease was attributable to a $0.4 million, or 0.3%, decrease in rental and other property revenues and a $0.6 million, or 1.4%, increase in property operating expenses.

Other proportionate property net operating income increased by $3.9 million, or 78.3% for the year ended December 31, 2020, compared to 2019, due to the acquisition of 1001 Brickell Bay Drive in July 2019.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include property management costs, casualty losses, and, if applicable, the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance.

Depreciation and Amortization

For the year ended December 31, 2021, compared to 2020, depreciation and amortization expense increased by $6.7 million, or 8.7%, due primarily to additional assets being placed into service.

For the year ended December 31, 2020, compared to 2019, depreciation and amortization expense increased by $13.9 million, or 21.8%, due primarily to depreciation and amortization of assets at 1001 Brickell Bay Drive, acquired in July 2019, and The Hamilton, acquired in August 2020.

General and Administrative Expenses

For the year ended December 31, 2021, compared to 2020, general and administrative expenses increased by $22.7 million, or 216.7%, due primarily to lower allocation of expenses from Aimco Predecessor in 2020 as compared to the actual costs experienced running the separate business in 2021.

For the year ended December 31, 2020, compared to 2019, general and administrative expenses increased $3.4 million, due primarily to audit and tax fees incurred as a separate legal entity and increased allocation of expenses from Aimco Predecessor.

Interest Expense

For the year ended December 31, 2021, compared to 2020, interest expense increased by $25.4 million, or 92.3% primarily due to interest associated with the Notes Payable to AIR entered into in conjunction with the Separation, which Notes Payable were funded on December 15, 2020.

For the year ended December 31, 2020, compared to 2019, interest expense, which includes the amortization of debt issuance costs, increased $8.9 million due primarily to higher prepayment penalties and outstanding debt balances including the Notes Payable to AIR and debt related to the 2019 acquisition of Brickell.

Mezzanine Investment Income, Net

On November 26, 2019, Aimco Predecessor made a five-year, $275.0 million mezzanine loan to a partnership owning Parkmerced Apartments, located in southwest San Francisco. The loan is junior to a $1.5 billion first mortgage position and bears interest at a 10% annual rate, accruing if not paid from property operations. As discussed in Note 2, ownership of the subsidiary that originated and holds the note was retained by AIR, and AIR is obligated to transfer ownership of the subsidiaries that hold this interest to us upon receipt of applicable third-party consent. As of December 31, 2021, the total receivable including accrued and unpaid interest was $337.8 million. For the year ended December 31, 2021, we recognized $30.4 million of income in connection with the mezzanine loan, compared to $27.6 million for the year ended December 31, 2020 and $1.5 million for the year ended December 31, 2019.

Unrealized Gains (Losses) on Interest Rate Options

We are required to adjust our interest rate options to fair value on a quarterly basis. As a result of the mark-to-market adjustment, we recorded an unrealized gain in the amount of $6.5 million for the year ended December 31, 2021, and we recorded an unrealized gain in the amount of $1.1 million for the year ended December 31, 2020.

Other Income (Expense), Net

Other income (expense), net, includes costs associated with our risk management activities, partnership administration expenses, valuation changes associated with equity investments, fee income, and certain other non-recurring items. For the year ended December 31, 2021, compared to 2020, other income (expense), net increased by $13.4 million due primarily to $8.0 million of fees earned related to specific acquisition and development services during the year ended December 31, 2021, with the remaining differences primarily being valuation changes in our investments in property technology funds consisting of privately held entities that develop technology related to the real estate industry.

Other income (expense), net, for the year ended December 31, 2020, compared to 2019 was relatively flat.

Income Tax Benefit (Expense)

Certain of our operations, or a portion thereof, are conducted through taxable REIT subsidiaries, or TRS entities. Additionally, our TRS entities hold investments in real estate.

Our income tax benefit calculated in accordance with GAAP includes income taxes associated with the income or loss of our TRS entities. Income taxes, as well as changes in valuation allowance and incremental deferred tax items in conjunction with intercompany asset transfers and internal restructurings (if applicable), are included in income tax benefit in our consolidated statements of operations.

For our TRS entities, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for United States federal income tax purposes and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine it is more likely than not that the assets will not be realized. We assess the need for a valuation allowance against our deferred tax assets through a review of the reversals of temporary differences, available tax planning strategies, future taxable income, and considering all available positive and negative evidence. We recognize the tax consequences associated with intercompany transfers between Aimco Operating Partnership and TRS entities when such transactions occur. Please refer to Note 8 for further information about our income taxes.

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and gains retained by the REIT. For the year ended December 31, 2021, we had net losses subject to tax of $31.4 million, compared to $25.5 million in 2020.

For the year ended December 31, 2021, we recognized income tax benefit of $13.6 million, compared to a benefit of $10.1 million during 2020. The change is due primarily to income tax benefit associated with internal restructuring, changes to our effective state rate expected to apply to the reversal of our existing deferred items, and higher losses at our TRS entities.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary sources of liquidity are cash flows from operations and borrowing capacity under our loan agreements.

As of December 31, 2021, our available liquidity was $394.6 million, which consisted of:

•	$233.4 million in cash and cash equivalents;
•	$11.2 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance; and
•	$150.0 million of available capacity to borrow under our revolving secured credit facility.

We have commitments for, and expect to spend, approximately $265.5 million on development and redevelopment projects, with $256.5 million undrawn on our construction loans. As of December 31, 2021, we had a commitment to fund an additional $14.2 million to IQHQ, which we funded subsequent to year end. We have unfunded commitments related to our real estate technology funds of $3.2 million, the timing of which is uncertain. Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, and future investments. Additionally, our third-party property managers may enter into commitments on our behalf to purchase goods or services in connection with the operation of our apartment communities and our office building. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to historical levels.

We expect to fund any future acquisitions, redevelopment, development, and other capital spending principally with operating cash flows, short-term borrowings, and debt and equity financing. Our near-term business plan does not contemplate the issuance of equity. We believe, based on the information available at this time, that we have sufficient cash on hand and access to additional sources of liquidity to meet our operational needs for 2022 and beyond.

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

As of December 31, 2021, approximately 41% of our leverage consisted of property-level, non-recourse, amortizing debt. Approximately 89% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates, and inflation. The weighted-average remaining term to maturity of our non-recourse property-level debt was 5.4 years at a weighted-average interest rate of 3.09%.

While our primary source of leverage is property-level debt, we also have a credit facility with a syndicate of financial institutions, Notes Payable to AIR, and construction loans. As of December 31, 2021, we had no outstanding borrowings under our revolving secured credit facility, swingline loan sub-facility and letter of credit sub-facility and had capacity to borrow up to $150.0 million. Under our revolving secured credit facility, we have agreed to maintain a fixed charge coverage ratio of 1.25x, minimum tangible net worth of $625.0 million, and maximum leverage of 60% as defined in the credit agreement. We are currently in compliance and expect to remain in compliance with these covenants.

As of December 31, 2021, approximately 45% of our leverage consisted of Notes Payable to AIR, with a fixed interest rate of 5.2% and a term to maturity of 2.1 years, and approximately 14% consisted of our variable-rate non-recourse construction loans.

On April 15, 2021, we entered into a $150.0 million variable-rate non-recourse construction loan collateralized by our leasehold interest and AIR’s fee ownership interest in Flamingo North Tower. The initial term of the loan is three years and bears interest at one month LIBOR plus 360 basis points subject to a minimum all-in per annum interest rate of 3.85%. As of December 31, 2021, we had $130.3 million of principal outstanding. Certain consolidated subsidiaries have indemnified AIR for any losses it incurs as a result of a default on the loan by Aimco. We recorded $3.8 million of deferred financing costs which will be amortized over the three-year term of the loan.

On June 21, 2021, we entered into a $100.7 million variable-rate non-recourse construction loan collateralized by our fee ownership interest in The Hamilton. The initial term of the loan is three years and bears interest at one month LIBOR plus 320 basis points subject to a minimum all-in per annum interest rate of 3.45%. As of December 31, 2021, we had $38.1 million of principal outstanding. We recorded $2.3 million of deferred financing costs which will be amortized over the three-year term of the loan.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows in Item 8 of this report.

Operating Activities

For the year ended December 31, 2021, net cash provided by operating activities was $12.6 million. Our operating cash flow is primarily affected by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities, and general and administrative costs. Cash provided by operating activities for the year ended December 31, 2021, decreased by $35.3 million compared to 2020 due to higher operating and general and administrative expenses.

Cash provided by operating activities for the year ended December 31, 2020, decreased by $10.1 million compared to 2019, due primarily to lower net cash contribution from our properties, which were negatively impacted by governmental measures implemented in response to the COVID-19 pandemic, and general and administrative and other increases related to the Separation, partially offset by the incremental contribution from properties acquired in 2020 and 2019.

Investing Activities

Cash used in investing activities for the year ended December 31, 2021, increased by $142.1 million compared to 2020, due primarily to capital expenditures and cash used in the purchase of The Benson Hotel, the Eldridge Townhomes, and construction costs on our development properties.

Capital additions totaled $177.8 million during the year ended December 31, 2021. We generally fund capital additions with available cash and cash provided by operating activities, and construction loans.

We exclude the amounts of capital spending related to commercial spaces and to apartment communities sold or classified as held for sale at the end of the period from the foregoing measures. We have also excluded from these measures indirect capitalized costs, which are not yet allocated to communities with capital additions, and their related capital spending categories.

Cash used in investing activities for the year ended December 31, 2020, decreased by $283.5 million compared to 2019, due primarily to the $277.6 million payment made by Aimco Predecessor on November 26, 2019, for the Mezzanine Investment. Adding to the decrease in cash used in investing was lower capital expenditures. The lower capital expenditures resulted from the impact of the COVID-19 pandemic whereby temporary local restrictions halted construction activity at many apartment communities.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2021, decreased by $165.4 million compared to 2020, due primarily to the non-recurring $420.9 million investment received from Aimco Predecessor in connection with the Separation. The decrease was partially offset primarily by draws on construction loans, proceeds from non-recourse property loans, and lower principal repayments on non-recourse property debt.

Cash provided by financing activities for the year ended December 31, 2020, increased by $9.9 million compared to 2019, due primarily to the $420.9 million investment from Aimco Predecessor. Partially offsetting this were higher principal payments on our non-recourse property debt, purchase of the interest rate options and deferred financing costs.

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

EBITDAre is defined by Nareit and provides for an additional performance measure independent of capital structure for greater comparability between real estate investment trusts. We define Adjusted EBITDAre as EBITDAre adjusted to exclude the effect of net income attributable to noncontrolling interests in consolidated real estate partnerships and EBITDAre adjustments attributable to noncontrolling interests, and unrealized gain on interest rate options, which we believe allow investors to compare a measure of our earnings before the effects of our capital structure and indebtedness with that of other companies in the real estate industry. Additionally, we exclude interest income recognized on our Mezzanine Investment that was accrued but not paid.

The reconciliation of net (loss) income to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2021, 2020, and 2019, is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(4,980)	$(5,771)	$113
Adjustments:
Interest expense	52,902	27,512	18,598
Income tax benefit	(13,570)	(10,149)	(3,301)
Depreciation and amortization	84,712	77,965	64,030
Impairments	—	15,860	—
Adjustment related to EBITDAre of unconsolidated partnerships	836	848	843
EBITDAre	$119,900	$106,265	$80,283
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnership	(1,227)	461	206
EBITDAre adjustments attributable to noncontrolling interests	(320)	(925)	(465)
Mezzanine investment income, net (1)	(30,436)	(27,576)	(1,531)
Unrealized (gains) losses on interest rate options	(6,509)	(1,058)	—
Adjusted EBITDAre	$81,408	$77,167	$78,493

(1) Includes the portion of accrued and unpaid income recognized during the year

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Capitalized Costs

We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including developments, redevelopments, other tangible apartment community improvements, and replacements of existing community components. Included in these capitalized costs are payroll costs associated with time spent by employees in connection with the planning, execution, and control of all capital addition activities at our communities. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital addition activities. We also capitalize interest, property taxes, and insurance during periods in which redevelopments are in progress. We commence capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, at the point in time when activities necessary to get communities, apartment homes, or leased spaces ready for their intended use begin. These activities include when communities, apartment homes, or leased spaces are undergoing physical construction, as well as when homes or leased spaces are held vacant in advance of planned construction, provided that other activities such as permitting, planning, and design are in progress. We cease the capitalization of costs when the communities or components thereof are substantially complete and ready for their intended use, which is typically when construction has been completed and homes or leased spaces are available for occupancy. We charge costs including ordinary repairs, maintenance, and resident turnover costs to property operating expense, as incurred.

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

In connection with the Separation, we entered into a sublease of office space within our corporate offices to AIR at then-current market rents. Based on an analysis of the estimated undiscounted cash flows per the terms of the sublease arrangement, we evaluated the recoverability of the assets associated with the subleased space, including, the right-of-use asset, tenant improvements and furniture, fixtures and equipment and concluded the subleased assets were impaired. We recorded an impairment charge of $11.0 million in our consolidated statements of operations for the year ended December 31, 2020. There were no such impairments for the years ended December 31, 2021, and 2019.

In connection with the Separation, we entered into a software license agreement with AIR to provide for the use of certain internally developed software at then-current market rates. Based on an analysis of the estimated undiscounted cash flows relative to the carrying value of the internally developed software, we concluded the assets were impaired. Additionally, following an evaluation of the future service potential of certain other internal software that was under development, we ceased development and impaired the associated carrying value. We recorded an aggregate impairment charge of $4.9 million in our consolidated statements of operations for the year ended December 31, 2020. There were no such impairments for the years ended December 31, 2021, and 2019.

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

Mezzanine Investment

Pre-Separation, the Mezzanine Investment in the partnership owning Parkmerced Apartments and related swaption were accounted for under the equity method of accounting, and a derivative, respectively. Post-Separation, the legal title to the loan investment and swaption remained with AIR, while we obtained the right to all of the economics. We record our indirect interest in the mezzanine loan investment in the Parkmerced Apartments in “Mezzanine investment” on our consolidated balance sheets, and our income earned is recognized in “Mezzanine investment income, net” in the accompanying consolidated statements of operations. We recognize as income the net amounts earned on the mezzanine loan by AIR on its equity investment that are due to be paid to us when collected to the extent the income is supported by the change in AIR’s claim to the to the net assets of the underlying borrower.  The income recognized primarily represents the interest accrued under the terms of the underlying mezzanine loan.

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

Market Risk

As of December 31, 2021, on a consolidated basis, we had $55.0 million of variable-rate property-level debt outstanding in addition to two variable rate construction loans that totaled $168.4 million. We estimate that a change in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce or increase interest expense by approximately $2.2 million.

As of December 31, 2021, we had $244.6 million in cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates.

We estimate the fair value of debt instruments as described in Note 13 to the consolidated financial statements in Item 8. The estimated fair value of total indebtedness, including our Notes Payable to AIR, was approximately $1.2 billion as of December 31, 2021.

During the year ended December 31, 2020, we paid an upfront premium of $12.1 million for the option to enter into a $1.5 billion notional amount interest rate swap at a future date. This interest rate option, or swaption, provides partial protection against exposure to rising interest rates between now and October 2024. We receive a cash settlement in the future if the prevailing interest rate is higher than the 1.68% strike price on the five-year swap. The amount of a future cash settlement is capped if the prevailing interest rate exceeds 2.78%. Alternatively, if interest rates were to decrease below the specified strike price, we would not receive a cash settlement nor would we have any liability to make a payment.

During the year ended December 31, 2021, we paid an upfront premium of $5.6 million (including transaction costs) for the option to enter into a $500.0 million notional amount interest rate swap at a future date. This interest rate option, or swaption, provides partial protection against our refinancing interest rate risk relative to our Notes Payable to AIR, and is intended to mitigate interest rate increases between now and January 2024. We receive a cash settlement in the future if the prevailing interest rate is higher than the 3% strike price on the five-year swap. Alternatively, if interest rates were to decrease below the specified strike price, we would not receive a cash settlement nor would we have any liability to make a payment.

During the year ended December 31, 2021, we also paid an upfront premium of $0.3 million for interest rate caps for the entire amounts on our Flamingo and The Hamilton construction loans. These interest rate caps, provide protection if one month LIBOR exceeds 3% during the initial term of the loans.

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

Management’s Report on Internal Control Over Financial Reporting

Aimco’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of Aimco’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

Based on their assessment, management concluded that, as of December 31, 2021, Aimco’s internal control over financial reporting is effective.

Aimco’s independent registered public accounting firm has issued an attestation report on Aimco’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Aimco.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Apartment Investment and Management Company

Opinion on Internal Control over Financial Reporting

We have audited Apartment Investment and Management Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Apartment Investment and Management Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Denver, Colorado

March 1, 2022

Aimco Operating Partnership

Disclosure Controls and Procedures

Aimco Operating Partnership’s management, with the participation of Aimco Operating Partnership’s chief executive officer and chief financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, Aimco Operating Partnership’s chief executive officer and chief financial officer have concluded that, as of the end of such period, Aimco Operating Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Aimco Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of Aimco Operating Partnership’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

Based on their assessment, management concluded that, as of December 31, 2021, Aimco Operating Partnership’s internal control over financial reporting is effective.

Aimco Operating Partnership’s independent registered public accounting firm has issued an attestation report on Aimco Operating Partnership’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Aimco.

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of

Aimco OP L.P.

Opinion on Internal Control over Financial Reporting

We have audited Aimco OP L.P.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Aimco OP L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2021 and 2020, the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Denver, Colorado

March 1, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

The executive officers of the Company and the directors of the Company, their ages, dates they were first elected an executive officer or director, and their positions with the Company or on the Board are set forth below.

Name	Age	First Elected	Position
Wes Powell	42	January 2018	Director (Class III), President and Chief Executive Officer
H. Lynn C. Stanfield	47	October 2018	Executive Vice President and Chief Financial Officer
Jennifer Johnson	49	December 2020	Executive Vice President, Chief Administrative Officer and General Counsel
Quincy L. Allen	52	December 2020	Director (Class I)
Terry Considine	74	July 1994	Director (Class III)
Patricia L. Gibson	59	December 2020	Director (Class I), Chairman of the Aimco-AIR Transactions Committee
Jay Paul Leupp	58	December 2020	Director (Class II), Chairman of the Audit Committee
Robert A. Miller	76	April 2007	Chairman of the Board of Directors (Class III)
Deborah Smith	49	January 2021	Director (Class III)
Michael A. Stein	72	October 2004	Director (Class II), Chairman of the Investment Committee
R. Dary Stone	68	December 2020	Director (Class II), Chairman of the Nominating, Environmental, Social, and Governance Committee
Kirk A. Sykes	63	December 2020	Director (Class I), Chairman of the Compensation and Human Resources Committee

The following is a biographical summary of the current directors and executive officers of the Company.

Wes Powell. Mr. Powell was appointed as a Director and as President and Chief Executive Officer in December 2020. From January 2018 to December 2020, Mr. Powell served as Aimco’s Executive Vice President, Redevelopment, overseeing Aimco’s redevelopment and development activities nationally, leading acquisitions in the eastern U.S., and serving as a member of Aimco’s Investment Committee. From August 2013 to January 2018, Mr. Powell served as Aimco’s Senior Vice President, Redevelopment with responsibility for the eastern region. Since joining Aimco in January 2004, Mr. Powell has held various positions, including Asset Manager, Director, and Vice President of Redevelopment. Prior to joining Aimco, Mr. Powell was a Staff Architect with Ai Architecture (now Perkins & Will) in Washington, D.C. Mr. Powell graduated from the University of Colorado’s School of Architecture and Urban Planning and earned his MBA from Northwestern’s Kellogg School of Management.

H. Lynn C. Stanfield. Ms. Stanfield was appointed Executive Vice President and Chief Financial Officer in December 2020. From October 2018 to December 2020, Ms. Stanfield served as Aimco’s Executive Vice President, Financial Planning & Analysis and Capital Allocation, with responsibility for various finance functions and corporate and income tax strategy, and serving as a member of Aimco’s Investment Committee. Since joining Aimco in March 1999, Ms. Stanfield has held various positions with responsibility for affordable asset management, income tax, and investor relations. Prior to joining Aimco, Ms. Stanfield was engaged in public accounting at Ernst and Young with a focus on partnership and real estate clients and served as Assistant Professor of Accounting at Erskine College. Ms. Stanfield holds a Master of Professional Accountancy from Clemson University and is a licensed CPA.

Jennifer Johnson. Ms. Johnson was appointed Executive Vice President, Chief Administrative Officer and General Counsel in December 2020. From August 2009 to December 2020, Ms. Johnson served as Senior Vice President, Human Resources. From July 2006 to August 2009, Ms. Johnson served as Vice President and Assistant General Counsel. She joined the Company as Senior Counsel in August 2004. Prior to joining the Company, Ms. Johnson was in private practice with the law firm of Faegre & Benson LLP with a focus on labor and employment law and commercial litigation. Ms. Johnson earned her law degree from the University of Colorado Law School.

Quincy L. Allen. Mr. Allen was appointed as a Director of the Company in December 2020 and is currently a member of Aimco’s Audit, Compensation and Human Resources, Nominating, Environmental, Social, and Governance, and Investment Committees. Mr. Allen is Co-Founder and Managing Partner of Arc Capital Partners, a Los Angeles real estate investment firm that specializes in urban mixed-use environments.  Prior to co-founding Arc Capital, from 2003 to 2013, Mr. Allen worked with Canyon Partners, where he was a Managing Director and investment committee member of the Canyon-Johnson Urban Funds, a partnership between Canyon Partners and Earvin “Magic” Johnson. Prior to joining Canyon Partners, Mr. Allen was an executive with Lazard Frères focused on workouts and portfolio management. Prior to joining Lazard, Mr. Allen held various positions with Archstone Communities and Security Capital Group.  Mr. Allen graduated from Wayne State University (B.S. Finance Major, Summa Cum Laude) and Harvard Business School (MBA). Mr. Allen is on the board of the Mike Ilitch School of Business (Wayne State University), Wilshire Center Business Improvement District and Think Together. Mr. Allen is an active member of Urban Land Institute, the National Multi Housing Council and the Pension Real Estate Association. Mr. Allen brings particular expertise to the Board in the areas of real estate investments, development, finance, and portfolio management.

Terry Considine. Mr. Considine is a member of the Board and is currently a member of Aimco’s Investment Committee. He served as Chairman of the Board and Chief Executive Officer from Aimco’s July 1994 initial public offering until the Separation. Mr. Considine has specific responsibilities during 2021 and 2022 to support the establishment and growth of the Aimco business, reporting directly to the Board. Mr. Considine is Chief Executive Officer of AIR and also a member of the AIR board of directors. Mr. Considine brings to the Board considerable experience in real estate and other industries. Among other real estate ventures, in 1975 Mr. Considine founded and subsequently managed the predecessor companies that became Aimco at its initial public offering in 1994.

Patricia L. Gibson. Ms. Gibson was appointed as a Director of the Company in December 2020 and is currently the Chairman of the Aimco-AIR Transactions Committee. She is also a member of Aimco’s Audit, Compensation and Human Resources, Nominating, Environmental, Social, and Governance, and Investment Committees. Ms. Gibson is a founding principal and CEO of Banner Oak Capital Partners, a fully integrated, independent investment management platform and Registered Investment Advisor.  She oversees all investment activity and is responsible for establishing and implementing the firm’s strategic direction. Banner Oak was launched from its predecessor firm, Hunt Realty Investments. Prior to co-founding Banner Oak, Patricia was the president of Hunt Realty Investments, where she led the commercial real estate investment management activities for the Hunt family of companies. Before joining Hunt, Ms. Gibson held senior positions at Goldman Sachs’ real estate subsidiary, where she oversaw portfolio management and the capital market efforts for over $4 billion in commercial real estate assets. She began her real estate investment career in 1985 at The Travelers Realty Investment Company, where she spent nine years on the debt and equity side of the business.  Patricia is a member of Urban Land Institute and was formerly vice chairman of the Industrial and Office Parks Red Council.  She is a member of the executive council of the University of Texas Real Estate Finance Council and is a member of the National Association of Real Estate Investment Managers, where she previously served as its chairman. She is on the board of directors of Pacolet Milliken Enterprises, a private investment company focused on energy and real estate, where she serves as the chair of the Compensation Committee. She is also a director of RLJ Lodging Trust. Patricia holds an MBA from the University of Connecticut and a BS in finance from Fairfield University and is a chartered financial analyst. Ms. Gibson brings particular expertise to the Board in the areas of real estate finance, investment, and asset management.

Jay Paul Leupp. Mr. Leupp was appointed as a Director of the Company in December 2020 and is currently the Chairman of the Audit Committee. He is also a member of Aimco’s Compensation and Human Resources, Nominating, Environmental, Social, and Governance, Investment, and Aimco-AIR Transactions Committees. Mr. Leupp is the Managing Partner and Senior Portfolio Manager on Terra Firma Asset Management’s Global Real Estate Securities team. He began working in the investment field in 1989. Prior to co-founding Terra Firma in 2019, Mr. Leupp served as the Managing Director and Portfolio Manager/Analyst on Lazard Asset Management’s Real Estate Securities team, a business that was created with the sale of Grubb & Ellis Alesco Global Advisors to Lazard in 2011. Prior to joining Lazard, Mr. Leupp was the President and Chief Executive Officer of Grubb & Ellis Alesco Global Advisors and served as the Senior Portfolio Manager for their real estate securities mutual funds. Mr. Leupp founded Alesco in 2006 and had been its President and Chief Executive Officer since its inception. Prior to founding Alesco, Mr. Leupp served as Managing Director of Real Estate Equity Research at RBC Capital Markets, an investment banking group of the Royal Bank of Canada, where he oversaw a five-person equity research team. Prior to joining RBC, Mr. Leupp served as Managing Director of Real Estate Equity Research at Robertson Stephens & Co. Inc., an investment banking firm where he founded the Real Estate Equity Research group in 1994. From 1991 to 1994, Mr. Leupp was a vice president of the Staubach Company, specializing in the leasing, acquisition, and financing of commercial real estate. From 1989 to 1991, he was a development manager with Trammell Crow Residential, one of the nation’s largest developers of multifamily housing. Mr. Leupp holds an MBA from Harvard University and a bachelor’s degree from Santa Clara University. He currently serves on the Board of Directors of Health Care Trust of America, G.W. Williams Company, The Sobrato Organization (Governance Board), Marcus & Millichap Corporation Holding Company (Advisory Board), Marathon Digital Holdings, San Francisco Catholic Charities, Chaminade College Preparatory (Los Angeles), and on the Policy Board of the Fisher Center for Real Estate at the University of California, Berkeley. Mr. Leupp is past chair (2007-2009) and serves as a Regent Emeritus on the Santa Clara University Board of Regents. He also serves on Santa Clara University’s Trustee Finance Committee, Leavey School of Business Advisory Board, and The Ignatian Center for Jesuit Education.  Mr. Leupp brings particular expertise to the Board in the areas of capital markets, corporate governance, real estate operations, finance, and development.

Robert A. Miller. Mr. Miller is the Chairman of the Board. Mr. Miller was first elected a Director of the Company in April 2007, and served as Lead Independent Director from April 2020 until the Separation.  Mr. Miller is also a member of Aimco’s Audit, Compensation and Human Resources, Nominating, Environmental, Social, and Governance, and Investment Committees. Mr. Miller is past Chairman of the Redevelopment and Construction Committee. Mr. Miller serves as President of RAMCO Advisors LLC, an investment advisory and business consulting firm. Mr. Miller previously served as Executive Vice President and Chief Operating Officer, International of Marriott Vacations Worldwide Corporation (“MVWC”) from 2011 to 2012, when he retired from this position. Mr. Miller served as the President of Marriott Leisure from 1997 to November 2011, when Marriott International elected to spin-off its subsidiary entity, Marriott Ownership Resorts, Inc., by forming a new parent entity, MVWC, as a new publicly held company. Prior to his role as President of Marriott Leisure, from 1984 to 1988, Mr. Miller served as Executive Vice President & General Manager of Marriott Vacation Club International and then as its President from 1988 to 1997. In 1984, Mr. Miller and a partner sold their company, American Resorts, Inc., to Marriott. Mr. Miller is a CPA (inactive) and served for five years as a staff accountant for Arthur Young & Company. Mr. Miller is past Chairman and currently a director of the American Resort Development Association. He is past Chairman and director of the ARDA International Foundation and past director of AIR. As a successful real estate entrepreneur and corporate executive, Mr. Miller brings particular expertise to the Board in the areas of operations, management, marketing, sales, and development, as well as finance and accounting.

Deborah Smith. Ms. Smith was appointed as a Director of the Company in January 2021 and is currently a member of Aimco’s Audit, Compensation and Human Resources, Nominating, Environmental, Social, and Governance, Investment, and Aimco-AIR Transactions Committees. Ms. Smith is Co-Founder and Principal of The CenterCap Group. The CenterCap Group, formed in 2009, is a boutique investment bank providing strategic advisory, capital-raising and consulting related services to private and public sector companies and fund managers across the real assets industry. Ms. Smith heads the firm’s Strategic Capital, Mergers & Acquisitions and Execution efforts. She also serves as Chief Executive Officer of the firm’s two wholly owned subsidiaries, CC Securities and CenterCap Advisors. Prior to forming The CenterCap Group, Ms. Smith was Co-Head of Mergers and Acquisitions and a Senior Managing Director with CB Richard Ellis Investors (“CBREI”), where she also served on the Global Leadership Team, which oversaw execution of strategies and best practices. Prior to CBREI, Ms. Smith served as an investment banker with Lehman Brothers, Wachovia Securities, and Morgan Stanley. Ms. Smith has been involved in more than $100 billion of mergers, acquisitions and restructuring transactions and over $500 million of private capital raising assignments to support GP and LP positions for middle-market restructuring, acquisition and development projects across the retail, multifamily, office, hotel and industrial sectors. Ms. Smith is a frequent speaker at industry conferences and author of numerous industry articles for real estate focused publications. Ms. Smith has a Bachelor of Economics, with honors, and a Bachelor of Law, with honors, both from the University of Sydney.  Ms. Smith brings particular expertise to the Board in the areas of corporate finance, capital markets, banking, and marketing.

Michael A. Stein. Mr. Stein was first elected a Director of the Company in October 2004 and is currently the Chairman of the Investment Committee. He is also a member of Aimco’s Audit, Compensation and Human Resources, and Nominating, Environmental, Social, and Governance Committees.  Mr. Stein is past Chairman of Aimco’s Audit Committee and past member of its Redevelopment and Construction Committee. From January 2001 until its acquisition by Eli Lilly in January 2007, Mr. Stein served as Senior Vice President and Chief Financial Officer of ICOS Corporation, a biotechnology company based in Bothell, Washington. From October 1998 to September 2000, Mr. Stein was Executive Vice President and Chief Financial Officer of Nordstrom, Inc. From 1989 to September 1998, Mr. Stein served in various capacities with Marriott International, Inc., including Executive Vice President and Chief Financial Officer from 1993 to 1998.  Mr. Stein serves on the board of directors of InvenTrust Properties Corp. (“InvenTrust”), an open-air shopping center REIT headquartered in Downers Grove, Illinois, and on the InvenTrust Audit and Nominating and Corporate Governance committees. Mr. Stein previously served on the boards of directors of AIR, Nautilus, Inc., Getty Images, Inc., Providence Health & Services and The Fred Hutchinson Cancer Research Center. As the former audit committee chairman or audit committee member of two NYSE-listed companies, the former chief financial officer of two NYSE-listed companies, and having served in various capacities with Arthur Andersen from 1971 to 1989, including as a partner from 1981 to 1989, Mr. Stein brings particular expertise to the Board in the areas of corporate and real estate finance, and accounting and auditing for large and complex business operations.

R. Dary Stone. Mr. Stone was appointed as a Director of the Company in December 2020 and is currently the Chairman of the Nominating, Environmental, Social, and Governance Committee.  He is also a member of Aimco’s Audit, Compensation and Human Resources, and Investment Committees. Mr. Stone is President and Chief Executive Officer of R. D. Stone Interests and a Managing Partner of Hicks Holdings, LLC. Mr. Stone has served in a variety of capacities at Cousins Properties, an NYSE listed REIT, including as a director on the Cousins Properties board at various times between 2001 and the present. From 2003 to the present, Mr. Stone has served as a director of Tolleson Wealth Management, Inc., a privately held wealth management firm, and Tolleson Private Bank (chair of audit committee and member of compensation committee of each). Mr. Stone is a former Regent of Baylor University (Chairman from June 2009 to June 2011), former Director of Hunt Companies, Inc., Parkway, Inc., and Lone Star Bank, and former Chairman of the Banking Commission of Texas. Mr. Stone brings particular expertise to the Board in the areas of real estate operations and development and corporate and real estate finance.

Kirk A. Sykes. Mr. Sykes was appointed as a Director of the Company in December 2020 and is currently the Chairman of the Compensation and Human Resources Committee.  He is also a member of Aimco’s Audit, Nominating, Environmental, Social, and Governance, and Investment Committees. Mr. Sykes is the Co-Managing Partner of Accordia Partners, LLC, a real estate development company, a role he has held since 2014. From 2005 to 2014, Mr. Sykes was the President and Managing Director of Urban Strategy America Fund, LLP, a New Boston real estate investment fund. From 1993 to the present, Mr. Sykes has served as President of Primary Corporation, a real estate company that owns commercial real estate. Mr. Sykes currently serves as a member of the Natixis Funds, Loomis Sayles Funds and Natixis ETF’s Board of Trustees, Federal Reserve Bank of Boston External Diversity Advisory Board, the Eastern Bank Corporation Board of Advisors, the Real Estate Executive Council Emeritus Board (Former-Chairman), Urban Land Institute’s New England Advisory Council, NAIOP Massachusetts Board Management Committee among others. In addition to other Director roles, he previously served on the Board of Ares Commercial Real Estate Corporation (NYSE:ACRE) and The Federal Reserve Bank of Boston from 2008 to 2014, including as its Chairman from 2012 to 2014. Mr. Sykes holds a Bachelor of Architecture degree from Cornell University, and is a graduate of The Harvard Business School Owner and President Management Program. Mr. Sykes brings particular expertise to the Board in the areas of real estate investment and development, real estate finance, and banking.

Summary of Director Qualifications and Expertise

Below is a summary of the qualifications and expertise of the directors, including expertise relevant to Aimco’s business.

Summary of Director Qualifications and Expertise	Mr. Powell	Mr. Allen	Mr. Considine	Ms. Gibson	Mr. Leupp	Mr. Miller	Ms. Smith	Mr. Stein	Mr. Stone	Mr. Sykes
Accounting and Auditing for Large Business Organizations					X	X		X
Business Operations	X	X	X	X	X	X	X	X	X	X
Capital Markets	X		X	X	X		X	X	X	X
Corporate Governance			X		X			X	X	X
Development	X	X	X		X	X			X	X
Executive	X	X	X	X	X	X	X	X	X	X
Financial Expertise and Literacy	X	X	X	X	X	X	X	X	X	X
Information Technology								X
Investment and Finance	X	X	X	X	X	X	X	X	X	X
Legal							X
Marketing and Branding	X					X	X			X
Property / Asset Management and Operations	X		X	X	X	X		X	X	X
Real Estate	X	X	X	X	X	X	X	X	X	X
Talent Development and Management	X	X	X	X	X	X	X	X	X	X

CORPORATE GOVERNANCE MATTERS

This chart provides a summary overview of Aimco’s governance practices, each of which is described in more detail in the information that follows.

What Aimco Does
Supermajority Independent Board. Eight of the ten directors, or 80% of the directors, are independent.

Independent Standing Committees. Only independent directors serve on the Audit, Compensation and Human Resources, Nominating, Environmental, Social, and Governance, and Aimco-AIR Transactions Committees.

Independent Chairman of the Board. The Company’s Chairman of the Board is an independent director.
Separation of Chairman and CEO. The Company has separated the roles of Chairman of the Board and CEO.

Board Refreshment. The Nominating, Environmental, Social, and Governance Committee has structured the Board such that there are directors of varying tenures and perspectives, with new directors joining the Board every few years, while retaining the institutional memory of longer-tenured directors. In connection with the Separation, six directors left the Board and the Company added seven new directors.

Regular Access to and Involvement with Management. In addition to regular access to management during Board and committee meetings, the independent directors have ongoing, direct access to members of management and to the Aimco business. This includes the Audit Committee chairman’s active and regular engagement with accounting staff and the Aimco auditors, the Compensation and Human Resources Committee chairman’s continuing involvement with compensation and personnel matters, the Nominating, Environmental, Social, and Governance Committee chairman’s participation in director recruitment and other governance matters, and Mr. Miller’s frequent involvement with Mr. Powell with respect to strategy, agenda setting, board materials, and policy matters.

Engaged Board. In addition to regular access to management, the independent directors meet at least quarterly and receive written updates from the CEO regularly.

Stockholder Engagement. Under the direction of the Board and including participation by Board members when requested by stockholders, Aimco systematically and at least annually canvasses its largest stockholders, those holding approximately two-thirds of outstanding Aimco shares, concerning compensation, governance, and other ESG matters.

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

What Aimco Does Not Do

Unapproved Related Party Transactions. The Nominating, Environmental, Social, and Governance Committee oversees a related party transactions policy requiring review and approval of such transactions to help ensure that Aimco’s decisions are based on considerations only in the best interests of Aimco and its stockholders.

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

Meetings and Committees

The Board held four meetings during the year ended December 31, 2021. During 2021, there were the following five committees: Audit; Compensation and Human Resources; Nominating, Environmental, Social, and  Governance; Investment; and Aimco-AIR Transactions. During 2021, no director attended fewer than 75% of the aggregate total number of meetings of the Board and each committee on which such director served.

The Corporate Governance Guidelines, as described below, provide that the Company generally expects that the Chairman of the Board will attend all annual and special meetings of the stockholders. Other members of the Board are not required to attend such meetings. The Chairman of the Board attended the Company’s 2021 Annual Meeting of Stockholders, and the Company anticipates that he will attend the Meeting this year.

Below is a table illustrating the current standing committee memberships and chairmen. Additional detail on each committee follows the table.

Director	Audit Committee	Compensation and Human Resources Committee	Nominating, Environmental, Social, and Governance Committee	Investment Committee	Aimco-AIR Transactions Committee
Quincy L. Allen	X	X	X	X	—
Terry Considine	—	—	—	X	—
Patricia L. Gibson	X	X	X	X	†
Jay Paul Leupp	†	X	X	X	X
Robert A. Miller*	X	X	X	X	—
Wes Powell	—	—	—	—	—
Deborah Smith	X	X	X	X	X
Michael A. Stein	X	X	X	†	—
R. Dary Stone	X	X	†	X	—
Kirk A. Sykes	X	†	X	X	—

__________

X	indicates a member of the committee
†	indicates the committee chairman
*	indicates the Chairman of the Board

Messrs. Allen, Leupp, Miller, Stein, Stone, and Sykes and Mses. Gibson and Smith are independent directors (collectively the “Independent Directors”).

Audit Committee

The Audit Committee currently consists of the eight Independent Directors. Mr. Leupp serves as the chairman of the Audit Committee. The Audit Committee has a written charter that is reviewed annually and was last amended in January 2021. In addition to the work of the Audit Committee, the chairman has regular and recurring conversations with Ms. Stanfield, Aimco’s Chief Financial Officer (“CFO”), Ms. Johnson, Aimco’s Chief Administrative Officer (“CAO”), the head of Aimco’s internal audit function, and representatives of Ernst & Young LLP. The Audit Committee’s charter is posted on Aimco’s website (www.aimco.com) and is also available in print to stockholders, upon written request to Aimco’s Corporate Secretary.

The Audit Committee’s responsibilities are set forth in the following chart.

Audit Committee Responsibilities	Accomplished In 2021
Oversees Aimco’s accounting and financial reporting processes and audits of Aimco’s financial statements.	✓
Directly responsible for the appointment, compensation, and oversight of the independent auditors and the lead engagement partner and makes its appointment based on a variety of factors.	✓
Reviews the scope, and overall plans for and results of the annual audit and internal audit activities.	✓
Oversees management’s negotiation with Ernst & Young LLP concerning fees, and exercises final approval over all Ernst & Young LLP fees.	✓

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

The Audit Committee held eight meetings during the year ended December 31, 2021. As set forth in the Audit Committee’s charter, no director may serve as a member of the Audit Committee if such director serves on the audit committee of more than two other public companies, unless the Board determines that such simultaneous service would not impair the ability of such director to effectively serve on the Audit Committee. No member of the Audit Committee serves on the audit committee of more than two other public companies.

Audit Committee Financial Expert

The Board has designated Mr. Leupp as an “audit committee financial expert.” In addition, all of the members of the Audit Committee qualify as audit committee financial experts. Each member of the Audit Committee is independent, as that term is defined by Section 303A of the listing standards of the New York Stock Exchange relating to audit committees.

Compensation and Human Resources Committee

The Compensation and Human Resources Committee currently consists of the eight Independent Directors. Mr. Sykes serves as the chairman of the Compensation and Human Resources Committee. The chairman meets regularly with Ms. Johnson, Aimco’s CAO. The Chairman also has regular conversations with the Compensation and Human Resources Committee’s independent compensation consultant, Willis Towers Watson, and outside counsel with expertise in executive compensation and compensation governance related matters. The Compensation and Human Resources Committee has a written charter that is reviewed annually and was last amended in April 2021. The Compensation and Human Resources Committee’s charter is posted on Aimco’s website (www.aimco.com) and is also available in print to stockholders, upon written request to Aimco’s Corporate Secretary.

The Compensation and Human Resources Committee’s responsibilities are set forth in the following charts.

Compensation and Human Resources Committee Responsibilities	Accomplished In 2021
Responsible for succession planning in all leadership positions, both in the short term and the long term, with particular focus on CEO and key person succession.	✓
Oversee the Company’s management of the talent pipeline process.	✓
Oversee the goals and objectives of the Company’s executive compensation plans.	✓
Annually evaluate the performance of the CEO.	✓
Determine the CEO’s compensation.	✓
Negotiate and provide for the documentation of any employment agreement (or amendment thereto) with the CEO, as applicable.	✓
Review and approve the decisions made by the CEO as to the compensation of the other executive officers.	✓
Approve and grant any equity compensation.	✓
Review and discuss the Compensation Discussion & Analysis with management.	✓

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

Management Succession
The Company maintains an executive talent pipeline for every executive officer position, including the CEO position, and every other senior officer position within the organization.

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

Management Succession
The Board is provided exposure to succession candidates for executive officer positions.
All executive succession candidates have development plans.

The Company maintains a forward-looking approach to succession. Positions are filled considering the business strategy and needs at the time of a vacancy and the candidate’s skills, experience, expertise, leadership and fit.

The Company has a proven track record on the development of talented leaders and succession, most recently with the CEO transition in December 2020.

The Compensation and Human Resources Committee held six meetings during the year ended December 31, 2021.

Nominating, Environmental, Social, and Governance Committee

The Nominating, Environmental, Social, and Governance Committee currently consists of the eight Independent Directors. Mr. Stone serves as the chairman of the Nominating, Environmental, Social, and Governance Committee. The Nominating, Environmental, Social, and Governance Committee has a written charter that is reviewed annually and was last amended in October 2021. The Committee’s charter is posted on Aimco’s website (www.aimco.com) and is also available in print to stockholders, upon written request to Aimco’s Corporate Secretary.

The Nominating, Environmental, Social, and Governance Committee’s responsibilities are set forth in the following chart.

Nominating, Environmental, Social, and Governance Committee Responsibilities	Accomplished In 2021

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

✓

Focuses on board composition and procedures as a whole and recommends, if necessary, measures to be taken so that the Board reflects the appropriate balance of knowledge, experience, skills, expertise, and diversity of perspective and background required for the Board as a whole.

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

✓
Reviews corporate governance trends, best practices, and regulations applicable to the corporate governance of the Company and develops appropriate recommendations for the Board.	✓
Oversees the Company’s policies and strategies related to environmental, social, and corporate responsibility matters in coordination with the other standing committees of the Board.	✓

Evaluates relevant, current, and emerging environmental, social, and corporate responsibility trends that may materially impact or be of significance to the business, operations, or performance of the Company, reviews and assesses with management third-party rating reports and scores of the Company on environmental, social, and corporate responsibility matters, reviews with management the Company’s communications strategy on such matters, and develops appropriate recommendations for the Board.

✓
Receives updates from the Company’s management regarding material environmental, social, and corporate responsibility activities, practices, policies, and procedures.	✓
Oversees the Company’s disclosure on environmental, social, and governance matters.	✓
Reviews annually the Company’s public policy advocacy efforts and political and charitable contributions.	✓

The Nominating, Environmental, Social, and Governance Committee held four meetings during the year ended December 31, 2021.

Investment Committee

The Investment Committee currently consists of the Independent Directors and non-management directors. Mr. Stein serves as the chairman of the Investment Committee. The Investment Committee’s purpose is to provide oversight and guidance to the Company’s management regarding investment decisions.  The Investment Committee held four meetings during the year ended December 31, 2021.  Since the Separation, Mr. Considine, AIR’s Chief Executive Officer, has recused himself from the Investment Committee’s consideration of any matters involving AIR.

Aimco-AIR Transactions Committee

The Aimco-AIR Transactions Committee, established to ensure transactions between Aimco and AIR are on an arms-length basis and on commercially reasonable terms, currently consists of Mr. Leupp and Mses. Gibson and Smith. Ms. Gibson serves as the chairman of the Aimco-AIR Transactions Committee. The Aimco-AIR Transactions Committee meets regularly with members of Aimco’s senior leadership. The Aimco-AIR Transactions Committee has a written charter that will be reviewed annually.

The Aimco-AIR Transactions Committee charter is posted on Aimco’s website (www.aimco.com) and is also available in print to stockholders upon written request to Aimco’s Corporate Secretary.

The Aimco-AIR Transactions Committee’s responsibilities are set forth in the following chart.

Aimco-AIR Transactions Committee	Accomplished Since Formation in October 2021

Oversee all prospective contracts or transactions to be entered into by and between Aimco and AIR (each an “Aimco-AIR Transaction”) to ensure that all Aimco-AIR Transactions are on an arms-length basis and on commercially reasonable terms, and provide recommendations to the Board regarding the same.

✓

Review any proposed material modifications, extensions, and terminations (other than by the terms of an agreement) to any contract entered into between Aimco and AIR in connection with the separation of Aimco and AIR or since such time, and provide recommendations to the Board regarding the same.

✓
Consider and make periodic recommendations to the Board with regard to the relationship between Aimco and AIR.	✓
Receive a regular report of all material activities between Aimco and AIR, including those pursuant to agreements approved and entered into at the time of the separation transaction.	✓
Exercise such additional powers and duties as may be reasonable, necessary, or desirable, in the Aimco-AIR Transactions Committee’s discretion, to fulfill its duties under its charter.	✓
Perform such other functions as assigned by law, Aimco’s charter or bylaws or the Board.	✓

The Aimco-AIR Transactions Committee was formed in October 2021, and meets as often as is necessary to carry out its duties and responsibilities.  The Committee has held two meetings since the Committee’s formation in October 2021.

Board Composition, Board Refreshment, and Director Tenure

Aimco is focused on having a well-constructed and high performing board. To that end, the Nominating, Environmental, Social, and Governance Committee selects nominees for director based on, among other things, breadth and depth of experience, knowledge, skills, expertise, integrity, ability to make independent analytical inquiries, understanding of Aimco’s business environment, diversity of perspective and background, and willingness to devote adequate time and effort to Board responsibilities. In considering nominees for director, the Nominating, Environmental, Social, and Governance Committee seeks to have a diverse range of experience and expertise relevant to Aimco’s business. The Nominating, Environmental, Social, and Governance Committee places a premium on directors who work well in the collegial and collaborative nature of the Board (which is also consistent with the Aimco culture) and also requires directors who think and act independently and can clearly and effectively communicate their convictions. The Nominating, Environmental, Social, and Governance Committee assesses the appropriate balance of criteria required of directors and makes recommendations to the Board.

The Nominating, Environmental, Social, and Governance Committee has specifically considered the feedback of some stockholders as well as the discussions of some commentators that suggest lengthy board tenure should be balanced with new perspectives. Specific to Aimco, the Nominating, Environmental, Social, and Governance Committee has structured the Board such that there are directors of varying tenures, with new directors and perspectives joining the Board every few years while retaining the institutional memory of longer-tenured directors. Longer-tenured directors, balanced with less-tenured directors, enhance the Board’s oversight capabilities. Aimco’s directors work effectively together, coordinate closely with senior management, comprehend Aimco’s challenges and opportunities, and frame Aimco’s business strategy.

When formulating its Board membership recommendations, the Nominating, Environmental, Social, and Governance Committee also considers advice and recommendations from others, including stockholders, as it deems appropriate. Such recommendations are evaluated based on the same criteria noted above. The Nominating, Environmental, Social, and Governance Committee will consider as nominees to the Board for election at the next annual meeting of stockholders persons who are recommended by stockholders in writing, marked to the attention of Aimco’s corporate Secretary, no later than July 1, 2022.

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

The Board has a majority of independent directors. Eight out of the ten directors are independent. The Audit, Compensation and Human Resources, Nominating, Environmental, Social, and Governance, and Aimco-AIR Transactions Committees are composed solely of independent directors.

Separate Sessions of Independent Directors

Aimco’s Corporate Governance Guidelines (described below) provide that the non-management directors shall meet in executive session without management on a regularly scheduled basis, but no less than four times per year. The non-management directors, which group currently is made up of the eight Independent Directors, met in executive session without management five times during the year ended December 31, 2021.

The following table sets forth the number of meetings held by the Board and each committee during the year ended December 31, 2021.

	Board	Non- Management Directors	Audit Committee	Compensation and Human Resources Committee	Nominating, Environmental, Social, and Governance Committee	Investment Committee	Aimco-AIR Transactions Committee
Number of Meetings...	4	5	8	6	4	4	0*

* The Committee has held two meetings (both in 2022) since the Committee’s formation in October 2021.

Majority Voting for the Election of Directors

In an uncontested election at the meeting of stockholders, any nominee to serve as a director of the Company will be elected if the director receives a majority of votes cast, which means that the number of shares voted “for” a director exceeds the number of shares voted “against” that director. With respect to a contested election, a plurality of all the votes cast at the meeting of stockholders will be sufficient to elect a director. The following is not considered votes cast “for” or “against” a director nominee: (a) a share otherwise present at the meeting but for which there is an abstention and (b) a share otherwise present at the meeting as to with a stockholder gives no direction. If a nominee who currently is serving as a director receives a greater number of “against” votes for his or her election than votes “for” such election (a “Majority Against Vote”) in an uncontested election, Maryland law provides that the director would continue to serve on the Board as a “holdover director.” However, under Aimco’s Bylaws, any nominee for election as a director in an uncontested election who receives a Majority Against Vote is obligated to tender his or her resignation to the Board for consideration following certification of the vote. The Nominating, Environmental, Social, and Governance Committee will consider any resignation and recommend to the Board whether to accept it. The Board is required to take action with respect to the Nominating, Environmental, Social, and Governance Committee’s recommendation within 90 days following certification of the stockholder vote. Additional details are set out in Article II, Section 2.03 (Election and Tenure of Directors; Resignations) of Aimco’s Bylaws.

Proxy Access

At our 2015 annual meeting, a proxy access stockholder proposal received the support of a majority of the votes cast. That proposal requested the Board to adopt a bylaw that would require the Company to include in its proxy materials nominees for director proposed by a stockholder or group that owns at least 3% of our outstanding shares for at least three years. Following that meeting, through the summer and fall of 2015 and into 2016, we engaged in extensive stockholder outreach and discussed proxy access with stockholders representing over 66% of shares of Common Stock outstanding as of September 30, 2015, including all ten of Aimco’s largest stockholders as of that date.

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

The feedback received from stockholders was reported to the Nominating, Environmental, Social, and Governance Committee and to the Board. Following a review of that feedback, corporate governance best practices and trends and the Company’s particular facts and circumstances, the Board amended the Company’s bylaws to provide a proxy access right to stockholders. As a result, a stockholder or a group of up to 20 stockholders, owning at least 3% of our shares for at least three years, may submit nominees for up to 20% of the Board, or two nominees, whichever is greater, for inclusion in our proxy materials, subject to complying with the requirements contained in our bylaws.

Code of Ethics

The Board has adopted a code of ethics entitled “Code of Business Conduct and Ethics” that applies to the members of the Board, all of Aimco’s executive officers and all teammates of Aimco or its subsidiaries, including Aimco’s principal executive officer, principal financial officer, and principal accounting officer. The Code of Business Conduct and Ethics is posted on Aimco’s website (www.aimco.com) and is also available in print to stockholders, upon written request to Aimco’s Corporate Secretary. If, in the future, Aimco amends, modifies, or waives a provision in the Code of Business Conduct and Ethics, rather than filing a Current Report on Form 8-K, Aimco intends to satisfy any applicable disclosure requirement under Item 5.05 of Form 8-K by posting such information on Aimco’s website (www.aimco.com), as necessary.

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

With respect to stock ownership guidelines for the Independent Directors, the Corporate Governance Guidelines provide that by the completion of five years of service from the date of the Separation or from joining the Board, whichever is later, an Independent Director is expected to own shares having a value of at least $375,000. Due to the Separation and recent board refreshment, the Independent Directors are not yet required to have holdings in this amount. All of the Independent Directors except for Mr. Allen and Ms. Smith have holdings in excess of this amount as of February 28, 2022.

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

For more information on Aimco’s corporate responsibility program, please refer to Aimco’s 2020-21 Corporate Responsibility Report, which is available on Aimco’s website (www.aimco.com).

The graphics below describe some of the 2021 highlights of our corporate responsibility program.

STOCKHOLDER
OUTREACH

We have engaged with stockholders holding approximately 2/3 of our outstanding shares each of the PAST 5 YEARS, including in 2021 when we experienced substantial changes in our stockholders following the Separation. We have always made our Board members available for engagement discussions.

STOCKHOLDER ENGAGEMENT

OUR RESPONSES TO STOCKHOLDER INPUT

(Year Added)

✓Enhanced Environmental Disclosure (2021)

✓Disclosure of Workforce Diversity (2021)

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

HONORED FOR SEVERAL CONSECUTIVE YEARS FOR BOARD COMPOSITION

COMMITMENT TO OUR HUMAN CAPITAL
Aimco continuously invests in our teammates and company culture to ensure employee satisfaction, health, and wellbeing.

We hire and promote the most qualified candidates for the position based on their unique experience, abilities, talents, and drive. This naturally leads to a workforce rich with diverse backgrounds and perspectives, leading to improved outcomes.

AIMCO’S TEAM COMPOSTION AT A GLANCE:

HEALTHY WORK ENVIRONMENTS

•Ergonomic office furniture, including adjustable height desks

•Incorporation of biophilic design: spatial design promoting natural light, indoor plants that absorb indoor toxins and naturally stabilize humidity levels

•Access to free healthy snacks and drinks

WOMEN IN EXECUTIVE MANAGEMENT
WORKPLACE FLEXIBILITY •Workplace Flexibility – Aimco has had a longstanding policy of offering flexibility to our teammates in attending to personal and family matters during the workweek	WOMEN AND PEOPLE OF COLOR IN SENIOR POSTIONS (ALL OFFICERS)
PARENTAL LEAVE BENEFIT	WOMEN AND PEOPLE OF COLOR COMPANY-WIDE
HIGHLY ENGAGED TEAM 4.21 (out of 5 stars) team engagement for 2021	Recognized as a “Top Workplace” in Colorado and in the Washington, D.C. Area in 2021 One of only six companies to be recognized as a “Top Workplace” in Colorado for each of the past nine years

COMMITMENT TO COMMUNITY
Teammates turn their passion for community service into action through Aimco Cares, which gives team members 15 paid hours each year to apply to volunteer activities of their choosing.	$412,000 Raised through Aimco Cares Charity Golf Classic benefitting military veterans and providing scholarships for students in affordable housing in 2021
COMMITMENT TO CONSERVATION AND SUSTAINABILITY
Across our Portfolio	Keyless Entry Improves security Reduces costs	Smart Thermostats Increases efficiency Requested by residents	Water Sensors Early detection Higher customer satisfaction
	LED Lighting	Resident Recycling
Building to LEED and Fitwel Standards
Parc Mosaic in Boulder, CO LEED Gold Certified	Upton Place in Washington, D.C. Currently building to LEED Silver standards, Fitwel Wellness; includes a 267kW Solar Power Farm
Oak Shore in Corte Madera, CA Currently building to LEED Gold standards

Flamingo Point in Miami, FL

Added resilient landscaping to reduce heat island effects and capture stormwater before it reaches ground level. The resilient landscaping design increased total green space on the property by 13% and is planted with 94% native plants that grow well in Florida’s climate, reducing irrigation watering needs.

Communicating with the Board of Directors

Any interested parties desiring to communicate with the Board, Aimco’s Chairman of the Board, any of the other Independent Directors, any committee chairman, or any committee member may directly contact such persons by directing such communications in care of Aimco’s Corporate Secretary. All communications received as set forth in the preceding sentence will be opened by the office of Aimco’s General Counsel for the sole purpose of determining whether the contents represent a message to Aimco’s directors. Any contents that are not in the nature of advertising, promotions of a product or service, or patently offensive material will be forwarded promptly to the addressee. In the case of communications to the Board or any group or committee of directors, the General Counsel’s office will make sufficient copies of the contents to send to each director who is a member of the group or committee to which the envelope or e-mail is addressed.

To contact Aimco’s Corporate Secretary, correspondence should be addressed as follows:

Corporate Secretary

Office of the General Counsel

Apartment Investment and Management Company

4582 South Ulster Street, Suite 1450

Denver, Colorado 80237

Section 16(a) Beneficial Ownership Reporting Compliance

Delinquent Section 16(a) Reports. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Aimco’s executive officers and directors, and persons who own more than 10% of a registered class of Aimco’s equity securities, to file reports (Forms 3, 4 and 5) of stock ownership and changes in ownership with the SEC and the New York Stock Exchange. Executive officers, directors and beneficial owners of more than 10% of Aimco’s registered equity securities are required by SEC regulations to furnish Aimco with copies of all such forms that they file.

Based solely on Aimco’s review of the copies of Forms 3, 4 and 5 and the amendments thereto received by it for the year ended December 31, 2021, or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, Aimco believes that during the period from January 1, 2021, through December 31, 2021, all filing requirements were complied with by its executive officers and directors, except as previously disclosed in Aimco’s 2021 Proxy Statement filed on October 28, 2021.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS (CD&A)

This CD&A addresses the following:

•	Stockholder Engagement Regarding Executive Compensation;
•	Overview of Aimco’s Pay-for-Performance Philosophy and 2021 Performance Results;
•	Summary of Executive Compensation Program and Governance Practices;
•	What We Pay and Why: Components of Executive Compensation;
•	Total Compensation for 2021;
•	Other Compensation;
•	Post-Employment Compensation and Employment and Severance Arrangements;
•	Other Benefits; Perquisite Philosophy;
•	Stock Ownership Guidelines and Required Holding Periods After Vesting;
•	Role of Outside Consultants;
•	Base Salary, Incentive Compensation, and Equity Grant Practices;
•	2022 Compensation Targets; and
•	Accounting Treatment and Tax Deductibility of Executive Compensation.

Stockholder Engagement Regarding Executive Compensation

At Aimco’s 2021 Annual Meeting of Stockholders, approximately 99% of the votes cast in the advisory vote on executive compensation (also commonly referred to as “Say on Pay”) approved the compensation of Aimco’s named executive officers (“NEOs”) as disclosed in Aimco’s 2021 proxy statement. The Compensation and Human Resources Committee (the “Committee”) and Aimco management remain committed to extensive engagement with stockholders as part of ongoing efforts to formulate and implement an executive compensation program designed to align the long-term interests of our executive officers with those of our stockholders. In 2021 and early 2022, we engaged with stockholders representing approximately 65% of shares of Common Stock outstanding as of September 30, 2021, as part of our annual process of soliciting feedback on Aimco’s executive compensation program. The following chart summarizes the collective feedback we received, and actions we have taken in response.

Stockholder Feedback	Action Taken

Overall Program.

The Company received broad support from stockholders on the structure of its post Separation executive compensation program, the program’s alignment of pay and performance, and the quantum of compensation delivered under the program.

Based on the broad support received from stockholders, the Company made no changes to the overall structure of the program.
Disclosure. Stockholders appreciated the thorough disclosure and encouraged Aimco to continue the same level of disclosure.	The Company has continued the same level of disclosure as prior years.
STI Plan. Stockholders are broadly pleased with the STI plan goals and disclosure of results.	The 2022 STI plan has similar goals and the Company will continue to provide thorough disclosure of results.

LTI Plan.

The Company’s post Separation three-year, forward looking plan measured upon relative TSR compared to the Russell 2000 Value Index, the FTSE Nareit Equity Apartments Index, and Aimco’s development peers received broad support from stockholders.

Given that the Company’s LTI plan metrics received broad support from stockholders, the Company did not make changes to its LTI plan metrics in 2022.

Overview of Aimco’s Pay-for-Performance Philosophy and 2021 Performance Results

Aimco is a pay-for-performance organization. Aimco starts by setting target total compensation near the median of target total compensation for Aimco’s peers as identified below, both as a measure of fairness and also to provide an economic incentive to remain with Aimco. Actual compensation varies from target compensation based on Aimco’s results. Each officer’s annual cash incentive compensation, “short term incentive” or STI, is based in part on Aimco’s performance against corporate, rather than personal, goals. The more senior the officer, the greater the percentage of his or her STI that is based on Aimco’s performance against its corporate goals. Aimco’s longer term compensation, “long term incentive” or LTI, follows a similar tiered structure. Each officer’s LTI is based in part on relative “total stockholder return” or TSR, with NEOs having a greater share of their LTI based on relative TSR. In the case of Mr. Powell, his entire LTI award is “at risk” based on Aimco’s relative TSR. LTI is measured and vests over time, so that officers bear longer term exposure to the decisions they make.

To reinforce alignment of stockholder and management interests, Aimco also has stock ownership guidelines that require substantial equity holdings by executive officers, as described further below.

Aimco had 46.2% TSR in 2021.  The following graph compares cumulative total returns for Aimco’s Common Stock, the Russell 2000 Value Index, the FTSE Nareit Equity Apartments Index, and Aimco’s development peers. The graph assumes the investment of $100 in Aimco’s Common Stock and in each index on December 31, 2020, and that all dividends paid have been reinvested.

	For the fiscal years ended December 31,
Index	2020	2021
Aimco (1)	$100.00	$146.21
Russell 2000 Value Total Return (2)	100.00	128.27
FTSE Nareit Equity Apartments Index (3)	100.00	163.61
Peer Group (1)	100.00	136.24

(1) Source: Zacks Investment Research, Inc. and Russell Investments, Inc.
(2) Source: FTSE Nareit Equity Apartments Index & Russell 2000
(3) Source: National Association of Real Estate Investment Trusts

Following the Separation, Aimco has a new strategy: to make and manage real estate investments where significant value can be created through the talents, insights, and dedication of the Aimco team. Highlights for 2021 included the following:

DEVELOPMENT AND REDEVLOPMENT

Invested $215M of capital across eight development and redevelopment projects with each remaining on time, on budget, and on plan.Executed more than 630 leases on newly constructed and delivered apartment homes, nearly 200 more than planned at the start of 2021 and at rental rates averaging approximately 115% of target.

Construction Activity:

At the North Tower of Flamingo Point in Miami Beach, FL, the major redevelopment continues on plan, with the remaining units on track to be delivered in early March 2022, on schedule. The lease-up is ahead of plan at rental rates ahead of underwriting.At Upton Place in Upper-Northwest Washington, D.C., the project is progressing on schedule and on budget, with a target to complete construction in 2024.The Benson Hotel and Faculty Club on the Anschutz Medical and Life Sciences Campus in Aurora, CO, is on schedule and on budget, with a target to complete construction in early 2023.Began the development of Oak Shore, consisting of 16 luxury single family rental homes plus eight accessory dwelling units in Corte Madera, CA. The project is on schedule and on budget, with deliveries expected beginning in 2023 and stabilization in 2025.Began the major redevelopment of Hamilton on the Bay in the Edgewater neighborhood of Miami, FL. The project is on schedule and on budget, with apartment homes targeted to come back online in 2022 and stabilization targeted for 2024.

Lease-Up Progress:

At 707 Leahy in Redwood City, CA, stabilized occupancy was achieved during 3Q 2021.At Prism in Cambridge, MA, for which all apartment homes had been delivered and construction was complete as of 1Q 2021, stabilized occupancy was achieved during 4Q 2021. At The Fremont on the Anschutz Medical and Life Sciences Campus in Aurora, CO, the lease-up of the 253-unit property is ahead of plan, with stabilized occupancy expected in the third quarter of 2022.

OPERATING PROPERTY RESULTS ➣ 2021 REVENUE FROM AIMCO’S OPERATING PROPERTIES: 4.1% YOY ➣ 2021 NOI FROM AIMCO’S OPERATING PROPERTIES: 4.1% YOY

INVESTMENT ACTIVITY

Sourced and secured new investments that provide the opportunity for over 4.5M SF and more than $1B of highly accretive development in dynamic, high-growth markets. Key new investments included the following:Acquired eight properties adjacent to Hamilton on the Bay for $19M. Combined with the land purchased as part of the initial acquisition of Hamilton on the Bay, Aimco can, in total, now construct more than 1.1M SF of new development in this rapidly growing submarket. Entered into a joint venture with Kushner Companies to purchase three undeveloped land parcels located in Fort Lauderdale, FL. The total contract price for the land was $49M ($25M at Aimco’s 51% share), and current zoning allows for the development of approximately 3M SF of multi-family homes and commercial space. The land purchase closed in January 2022.Purchased for $4M seven acres of developable land in Colorado Springs, CO that allows for the development of up to 119 apartment homes and townhomes.Acquired, for $40M, Eldridge Townhomes, a 58-unit townhome community located in Elmhurst, IL that Aimco developed between 2018 and 2020. Eldridge Townhomes is located adjacent to an existing 400-unit Aimco community and the acquisition provides for continued operational efficiencies and improved NOI margins.Purchased, for $6.2M, 1.5 acres of fully entitled land on the Anschutz Medical and Life Sciences Campus in Aurora, CO plus options allowing for the purchase of an additional 5.2 acres that will accommodate more than 750K SF of new development. The 1.5 acre site is now being developed as The Benson Hotel and Faculty Club and represents a critical step in advancement of the campus masterplan.

BALANCE SHEET AND FINANCING ACTIVITY

Closed over $360M in new financings. Key financing and balance sheet highlights included the following:Closed a $150M loan secured by our leasehold interest in the North Tower at Flamingo Point. The initial term of the loan is three years with two one-year extension options at an interest rate floating at One Month LIBOR plus 360 bps. The floating interest rate has a 3.85% floor. Loan proceeds are being used to fund the completion of construction of the North Tower at Flamingo Point and other investment activity.Closed a $101M construction loan for the redevelopment of Hamilton on the Bay. The initial term of the loan is three years with two one-year extension options at an interest rate floating at One Month LIBOR plus 320 bps. The floating interest rate has a 3.45% floor.Closed a $52M preferred equity commitment from an institutional equity partner to partially fund the Upton Place development in Washington, D.C., freeing up Aimco capital for other accretive uses and improving the expected return on Aimco equity. As of December 31, 2021, 2021, Aimco had $395M of liquidity, including cash and capacity on our revolving credit facility.

HUMAN CAPITAL
Recognized in 2021 as a “Top Workplace” in Colorado and Washington, D.C.	HIGHLY ENGAGED TEAM 4.21 (out of 5 stars) in 2021
One of only six companies to be recognized in Colorado for each of the past nine years.

Summary of Executive Compensation Program and Governance Practices

Below we summarize certain executive compensation program and governance practices, including practices we have implemented to drive performance and practices we avoid because we believe they would not serve our stockholders’ long-term interests.

What Aimco Does

Pays for performance. A significant portion of executive pay is not guaranteed, but rather is at risk and tied to key financial and value creation metrics that are set in advance and disclosed to stockholders. All of the incentive compensation (both STI and LTI) for Mr. Powell is subject to the achievement of various performance objectives. For the other NEOs, all STI compensation, and two-thirds of target LTI compensation is subject to the achievement of various performance objectives.

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

Uses market-based approach for determining NEO target pay. Target total compensation for NEOs is generally set near the median for peer comparators. The Committee reviews the peer comparator group annually.

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

Maintains a claw back policy. In the event of a financial restatement resulting from misconduct by an executive, the claw back policy allows the Company to recoup incentive compensation paid to the executive based on the misstated financial information. The policy covers all forms of bonus, incentive, and equity compensation.

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

What We Pay and Why: Components of Executive Compensation

Total compensation for Aimco’s NEOs is comprised of the following components:

Compensation Component	Form	Purpose
Base Salary	Cash	Provide a salary that is competitive with market.
STI	Cash	Reward executive for achieving short-term business objectives.
LTI	Restricted stock, stock options, and/or long-term incentive units in our operating partnership (“LTIP Units”), subject to performance and/or time vesting, typically over three to four years.	Align executive’s compensation with stockholder objectives, and provide an incentive to take a longer-term view of Aimco’s performance.

LTI compensation directly ties the interests of executives to the interests of our stockholders, and comprises a substantial proportion of compensation for Aimco NEOs, as follows:

CEO 2021 Target Pay Mix	Other NEOs 2021 Target Pay Mix

CEO Pay Overview

The Committee determines the compensation for the CEO. In setting Mr. Powell’s target total compensation for 2021, the Committee considered, among other things, the peer group compensation data as discussed below and Mr. Powell’s relevant expertise and experience. Because Mr. Powell was new to his position, the Committee set his target total compensation at approximately 80% of the median for the peer group. The Committee devised a compensation plan for Mr. Powell that resulted in approximately 29% base salary, 29% based on Aimco’s performance against its 2021 corporate goals, and 42% based on relative TSR. Mr. Powell’s target compensation mix is illustrated as follows:

How the Committee determines the amount of target total compensation for executive officers

In addition to reviewing the performance of, and determining the compensation for, the CEO, the Committee also reviews and approves the decisions made by the CEO as to the compensation of Aimco’s other executive officers. Base salary, target STI, and target LTI are generally set near the median base salary, target STI, and target LTI for peer comparators.

How peer comparators are identified

The Committee, with the advice of its independent executive compensation consultant, developed a new peer group for post-Separation Aimco based on industry and business strategy, and with total assets generally in the range of 0.25x to 2.5x Aimco’s post-Separation gross asset value. Based on this analysis, Aimco included as “peers” for 2021 compensation the following 13 real estate companies:

Peer Group
Alexander & Baldwin, Inc.	Investors Real Estate Trust
Alexanders, Inc.	JBG SMITH Properties
Armada Hoffler Properties, Inc.	Stratus Properties, Inc.
Clipper Realty, Inc.	The St. Joe Co.
Five Point Holdings, LLC	UMH Properties, Inc.
Forestar Group, Inc.	Washington Real Estate Investment Trust
Independence Realty Trust, Inc.

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

Use of LTI. LTI is included in target total compensation and typically vests over a period of three to four years. The vesting period encourages officers to focus on sustaining Aimco’s long-term performance. Executive officers with more responsibility for strategic and operating decisions have a greater percentage of their target total compensation allocated to LTI. LTI is capped at two times target, or 200%, for the CEO, and 1.67 times target, or 167%, for the other NEOs.

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

Shared performance metrics across the organization. A portion of STI for the NEOs is based upon Aimco’s performance against its corporate goals, which are reviewed and approved by the Committee. One hundred percent of Mr. Powell’s STI, and 50% of the STI for the other NEOs, is based upon Aimco’s performance against its corporate goals. In addition, having shared performance metrics across the organization reinforces Aimco’s focus on a collegial and collaborative team environment.

LTI based on TSR. One hundred percent of the Mr. Powell’s LTI, and 67% of the LTI for the other NEOs, is based on relative TSR.

Multiple performance metrics. Aimco had six corporate goals for 2021. In addition, through Aimco’s performance management program, Managing Aimco Performance, or MAP, which sets and monitors performance objectives for every team member, each team member had several different individual performance goals that are set at the beginning of the year and approved by management. Mses. Stanfield and Johnson had an average of six individual goals for 2021. Having multiple performance metrics inherently reduces excessive or unnecessary risk-taking, as incentive compensation is spread among a number of metrics rather than concentrated in a few.

Total Compensation for 2021

For 2021, total compensation is the sum of base compensation earned in 2021, STI earned in 2021, and LTI awards granted in 2021.  Additionally, total compensation for 2021 includes one-time restricted stock awards granted by the Committee to the NEOs in connection with the NEOs’ newly appointed positions following the Separation, for the express purpose of retention, and to align the long-term interests of the NEOs with those of the Company’s stockholders. The one-time awards are described below under the heading “Other Compensation.”

Base Compensation for 2021

For 2021, Mr. Powell’s base compensation was $525,000, approximately 80% of the median for CEOs in Aimco’s peer group. For 2021, Ms. Stanfield’s base compensation was $425,000 and base compensation for Ms. Johnson was set at $371,280, unchanged from their base compensation for 2020.

Short-Term Incentive Compensation for 2021

The Committee determined Mr. Powell’s STI by the extent to which Aimco met six designated corporate goals, which are described below and are referred to as Aimco’s Key Performance Indicators, or KPIs.

For the other NEOs, calculation of STI was determined by two components: Aimco’s performance against the KPI; and each officer’s achievement of her individual MAP goals. For example, if an executive’s target STI was $400,000 and weighted 50% on KPIs, then 50% of that amount, or $200,000, varied based on KPI results and 50% of that amount, or $200,000, varied based on MAP results. As actual KPI results were 126.75% of target in 2021, then the executive would receive 126.75% of $200,000 ($253,500) for the KPI portion of her STI, and if MAP results were 100%, such hypothetical executive would receive 100% of the $200,000, for a total STI payment of $453,500.

Aimco’s 2021 KPIs reflected Aimco’s publicly communicated areas of strategic focus, as set forth below. Specifically, Aimco’s KPIs consisted of the following six corporate goals that were reviewed with, and approved by, the Committee, each weighted as described.

CORPORATE GOALS

Operating Property Results (10% of KPI)

Based on 2021 NOI performance of Aimco's stabilized portfolio

Development and Redevelopment (35% of KPI)

Investment Activity (10% of KPI)

Balance Sheet and Financing Activity (30% of KPI)

Human Capital (10% of KPI)

Based on retention and team engagement scores

Environmental, Social, and Governance (ESG) (5% of KPI)

Based on 2021 progress against ESG objectives

These goals aligned executive officers with the long-term goals of the Company without encouraging them to take unnecessary and excessive risks. Threshold performance paid out at 50%; target performance paid out at 100%; and maximum performance paid out at 200%.

For some goals, where performance was between threshold and target or between target and maximum, the amount of the payout was interpolated.

The following is a tabular presentation of the performance criteria and results for 2021, explained in detail in the paragraphs that follow:

Performance Measures	Goal Weighting	Threshold 50%	Target 100%	Maximum 200%	Actual	Payout
Operating Property Results	10%
2021 NOI Achievement of Stabilized Portfolio	10%	5%<Budget	Budget	5%>Budget	>5%> Budget	20.00%
Development and Redevelopment	35%
Development and Redevelopment Execution as Compared to the 2021 Budget and Plan	35%	—	Based on completion of projects on time and on budget, and achievement of year-end occupancy and rental rates consistent with the 2021 budget and plan.	—	Invested $215M of capital across eight development and redevelopment projects with each remaining on time, on budget, and on plan. Executed more than 630 leases on newly constructed and delivered apartment homes, nearly 200 more than planned at the start of 2021 and at rental rates averaging approximately 115% of target. Year-end occupancy for 2021 was also ahead of target.	43.75%
Investment Activity	10%
New Value-Add, Opportunistic, and Alternative Investments Secured in 2021	10%	—	Based on the securing of new value-add, opportunistic, and alternative investments, including development, redevelopment, acquisitions, programmatic joint ventures, debt placements, operational turnarounds, and re-entitlements.	—	Commenced two new development and redevelopment projects. Sourced and secured new investments that provide the opportunity for over 4.5M square feet and more than $1B of highly accretive development in dynamic, high-growth markets. Made a passive equity investment in a strategic venture capital firm focused on investing in real estate technology companies.	15.00%
Balance Sheet and Financing Activity	30%
Activities that Strengthen Aimco’s Balance Sheet and Add Financial Flexibility	30%	—	Based on financing activities, maintaining abundant liquidity, and other activities that strengthen Aimco’s balance sheet and add financial flexibility.	—	Closed over $360M in new financings, including a $150M loan secured by our leasehold interest in the North Tower at Flamingo Point, a $101M construction loan for the redevelopment of Hamilton on the Bay, and a $52M preferred equity commitment from an institutional equity partner to partially fund the Upton Place development. As of December 31, 2021, we had $395M of liquidity, including cash and capacity on our revolving credit facility.	35.00%
Human Capital	10%
Retention and Team Engagement	10%	—	Based on team retention ratios and team engagement scores	—	Team engagement score of 4.21 out of 5, ahead of target. Zero voluntary turnover at the officer level, consistent with target. Higher than expected turnover below the officer level resulting from the Separation transition and market conditions. At year-end, the team was largely stabilized.	8.00%
Environment, Social, and Governance (ESG)	5%
Progress Against ESG Objectives	5%	—	Based on the advancement of ESG objectives and the publication of a Corporate Responsibility Report that reflects ESG priorities and performance	—	Updated ESG policies following the Separation and published Corporate Responsibility Report. Obtained LEED Gold certification on completed development project and building to LEED Gold and Silver standards and/or Fitwel Wellness on other projects. Recognized as a “Top Workplace” and a “Healthiest Employer.”	5.00%
Total						126.75%

An explanation of the objective of each goal and performance levels and payouts for each goal is set forth below.

NOI Achievement of Stabilized Portfolio (10% of KPI). The primary objective of this goal was to fulfill the Company’s strategic objective of driving rent growth for its stabilized portfolio based on high levels of resident retention, through superior customer selection and satisfaction, coupled with disciplined innovation resulting in sustained cost control, to maximize NOI margins. For 2021, the range for the NOI achievement goal was as follows: “Threshold” equated to achievement of five percent unfavorable to 2021 budgeted NOI; “Target” equated to achievement of 2021 budgeted NOI; and “Maximum” equated to five percent favorable to 2021 budgeted NOI. The Company’s stabilized portfolio NOI for 2021 was more than 5% favorable to budgeted NOI. This resulted in a payout on the NOI achievement goal of 20.00% for each of the NEOs.

Development and Redevelopment Execution (35% of KPI). The primary objective of this goal was to fulfill Company’s strategic objective of executing active development, redevelopment, and lease-up projects pursuant to the Company’s 2021 budget and plan. Large and/or complex projects provided increased weighting toward the total goal weighting of 35%, with smaller scale projects provided lower weighting toward the total goal weighting. Achievement for each project was determined with reference to the 2021 budgeted investment and plan for the project, and was based on the extent to which the project work was completed on time and within budget, as well as, where applicable, the extent to which year-end occupancy and rental rates were consistent with the 2021 budget and plan. In 2021, the Company invested $215M of capital across eight development and redevelopment projects with each remaining on time, on budget, and on plan. The Company executed more than 630 leases on newly constructed and delivered apartment homes, nearly 200 more than planned at the start of 2021 and at rental rates averaging approximately 115% of target. Year-end occupancy for 2021 was also ahead of target. These outcomes resulted in a payout on this goal of 43.75% for each of the NEOs.

New Value-Add, Opportunistic, and Alternative Investments (10% of KPI).  The primary objective of this goal was to fulfill the Company’s strategic objective of securing new value-add and opportunistic investment opportunities, including development, redevelopment, acquisitions, programmatic joint ventures, debt placements, operational turnarounds, and re-entitlements. In 2021, the Company commenced two new development and redevelopment projects. Specifically, the Company began the development of Oak Shore, consisting of 16 luxury single family rental homes plus eight accessory dwelling units in Corte Madera, CA. The project is on schedule and on budget, with deliveries expected beginning in 2023 and stabilization in 2025. The Company also began the major redevelopment of Hamilton on the Bay in the Edgewater neighborhood of Miami, FL. The project is on schedule and on budget, with apartment homes targeted to come back online in 2022 and stabilization targeted for 2024.  Additionally, the Company sourced and secured new investments that provide the opportunity for over 4.5M square feet and more than $1B of highly accretive development in dynamic, high-growth markets. Specifically, the Company acquired eight properties adjacent to Hamilton on the Bay for $19M. Combined with the land purchased as part of the initial acquisition of Hamilton on the Bay, the Company can, in total, now construct more than 1.1M square feet of new development in this rapidly growing submarket. The Company entered into a joint venture with Kushner Companies to purchase three undeveloped land parcels located in Fort Lauderdale, FL. The total contract price for the land was $49M ($25M at Aimco’s 51% share), and current zoning allows for the development of approximately 3M square feet of multi-family homes and commercial space. The land purchase closed in January 2022. The Company purchased for $4M seven acres of developable land in Colorado Springs, CO that allows for the development of up to 119 apartment homes and townhomes. The Company acquired, for $40M, Eldridge Townhomes, a 58-unit townhome community located in Elmhurst, IL that the Company developed between 2018 and 2020. Eldridge Townhomes is located adjacent to an existing 400-unit Aimco community and the acquisition provides for continued operational efficiencies and improved NOI margins. The Company purchased, for $6.2M, 1.5 acres of fully entitled land on the Anschutz Medical and Life Sciences Campus in Aurora, CO plus options allowing for the purchase of an additional 5.2 acres that will accommodate more than 750K square feet of new development. The 1.5 acre site is now being developed as The Benson Hotel and Faculty Club and represents a critical step in advancement of the campus masterplan. Finally, the Company made a $0.5M passive equity investment in Camber Creek, a strategic venture capital firm focused on investing in real estate technology companies. These new investments resulted in a payout on this goal of 15.00% for each of the NEOs.
Balance Sheet and Financing Activity (30% of KPI). The primary objective of this goal was to fulfill the Company’s strategic objectives of securing new financings and maintaining abundant liquidity. In 2021, the Company closed over $360M in new financings. Specifically, we closed a $150M loan secured by our leasehold interest in the North Tower at Flamingo Point. The initial term of the loan is three years with two one-year extension options at an interest rate floating at One Month LIBOR plus 360 bps. The floating interest rate has a 3.85% floor. Loan proceeds are being used to fund the completion of construction of the North Tower at Flamingo Point and other investment activity. The Company closed a $101M construction loan for the redevelopment of Hamilton on the Bay. The initial term of the loan is three years with two one-year extension options at an interest rate floating at One Month LIBOR plus 320 bps. The floating interest rate has a 3.45% floor. Additionally, the Company closed a $52M preferred equity commitment from an institutional equity partner to partially fund the Upton Place development in Washington, D.C., freeing up Aimco capital for other accretive uses and improving the expected return on Aimco equity. As of December 31, 2021, the Company had $395M of liquidity, including cash and capacity on our revolving credit facility. This resulted in a payout on the balance sheet goal of 35.00% for each of the NEOs.

Team Retention Ratios and Engagement Scores (10% of KPI). The primary objective of this goal was to fulfill Aimco’s strategic objective of fostering a healthy environment of respect and innovation, empowering our human capital to create value. For 2021, Aimco’s stated goal was zero voluntary turnover at the officer level and overall team engagement of 4.20 out of 5. Every teammate is surveyed via a third-party, confidential survey on his or her annual anniversary of employment. The team engagement score consists of the average of the responses to the questions that comprise the engagement index, on a scale of 1 to 5, for all teammates who complete the survey during the year. For 2021, Aimco’s team engagement score was a 4.21 out of 5. Aimco also met its stated goal of zero voluntary turnover at the officer level.  However, Aimco had higher than expected turnover below the officer level due to the transition resulting from the Separation and market conditions. The team was largely stabilized as of year-end. This resulted in a payout on the human capital goal of 8.00% for each of the NEOs.

Environmental, Social, and Governance (5% of KPI). The primary objective of this goal was to fulfill Aimco’s strategic objective of continuing our commitment to the communities in which we work, live, and invest by building apartment communities with conservation and sustainability in mind and giving back to the community by way of Aimco’s philanthropic program, Aimco Cares, both in monetary support and through volunteerism.  In 2021, Aimco updated is ESG policies following the Separation and published a Corporate Responsibility Report reflecting its ESG priorities and performance. In 2021, Aimco obtained LEED Gold certification of its previously completed development of Parc Mosaic in Boulder, Colorado. Additionally, Aimco’s current development of Oak Shore in Corte Madera, CA is being built to LEED Gold standards, and its current development of Upton Place is being built to LEED Silver standards and Fitwel Wellness, and includes a 267kW Solar Power Farm. Aimco was recognized by the Denver Post as a top workplace in Colorado and by the Washington Post as a top workplace in the Washington, D.C., area, and was recognized by the Denver Business Journal as one of the Denver Area’s healthiest employers. Aimco raised $412,000 through its Charity Golf Classic, benefitting military veterans and providing scholarships for students in affordable housing, and Aimco teammates volunteered their time to multiple charitable causes throughout the year. This resulted in a payout on the ESG goal of 5.00% for each of the NEOs.

Due to Aimco’s overall achievement on each of its 2021 goals, Aimco’s overall KPI performance was 126.75%.  Accordingly, each NEO was awarded 126.75% of the portion of his or her target STI attributable to KPI.

Various of the key financial indicators we use in managing our business and in evaluating our financial condition and operating performance are non-GAAP measures. Key non-GAAP measures we use are defined, described and, where appropriate, reconciled to the most comparable financial measures computed in accordance with GAAP under the Non-GAAP Measures heading within Part II, Item 7 in this Annual Report on Form 10-K for the year ended December 31, 2021.

Long-Term Incentive Compensation Awards for 2021

Under the 2021 LTI program for executive officers, three forms of LTI awards were granted to NEOs on April 28, 2021, as follows: (1) performance-based restricted stock, which was granted to Mr. Powell and Mses. Stanfield and Johnson, representing 50% of the 2021 LTI awards for Mr. Powell and two-thirds of the 2021 LTI awards for Mses. Stanfield and Johnson; (2) performance-based stock options, which were granted to Mr. Powell, representing 50% of his 2021 LTI awards; and (3) time-based restricted stock, which was granted to Mses. Stanfield and Johnson, representing one-third of their 2021 LTI awards, with 25% of the awards vesting on each of January 27, 2022, January 27, 2023, January 27, 2024, and January 27, 2025. Aimco refers to the performance-based restricted stock and the performance-based stock options as “performance-based LTI awards” because the amount of restricted stock and stock options that vest, if any, is determined based on Aimco’s relative TSR performance during a forward looking, three-year performance period, as described in detail below.

The Committee typically sets grant dates for LTI awards at the time of its final compensation determination, generally in late January or early February. Due to the Separation and the additional time taken to create a new executive compensation plan for post-Separation Aimco, the Committee granted 2021 LTI on April 28, 2021. In order to keep the NEOs whole, the Committee awarded 2021 LTI using the closing price of Aimco’s Class A Common Stock and the third-party valuation, as applicable, as of January 27, 2021, the date upon which the Committee would have normally made the awards.

2021 CEO LTI Equity Mix	2021 Other NEOs LTI Equity Mix

The amount of performance-based LTI awards granted in 2021 that may vest are determined in accordance with the following TSR performance metrics:

Metric and Performance Level (1) (relative performance stated as basis points above or below index performance or percentile rank) (2)
	Threshold 50%	Target 100%	Maximum 200%
Relative to Russell 2000 Value Index (1/3 Weighting)	-350 bps	+50 bps	+500 bps
Relative to FTSE Nareit Equity Apartments Index (1/3 Weighting)	-350 bps	+50 bps	+500 bps
Relative to Custom Developer Peer Group (1/3 Weighting) (3)	30th Percentile	55th Percentile	80th Percentile

__________

(1)	The relative metrics above reflect the metrics used for the awards made in 2021 for the three-year forward looking performance period ending on December 31, 2023.
(2)	If absolute TSR for the three-year forward looking performance period is negative, any portion of the LTI award achieved above target will not vest until absolute TSR is once again positive.
(3)

The custom developer peer group, developed by the Committee with the assistance of its independent executive compensation consultant, consisted of the following 13 real estate companies: Armada Hoffler Properties, Inc.; Clipper Realty, Inc.; Five Point Holdings, LLC; Forestar Group, Inc.; Howard Hughes Corp.; Independence Realty Trust, Inc.; Investors Real Estate Trust; JBG SMITH Properties; Mack-Cali Realty; Stratus Properties, Inc.; The St. Joe Company; Tejon Ranch Co.; and Washington Real Estate Investment Trust.

Such metrics apply to the performance-based restricted stock granted to Mr. Powell and Mses. Stanfield and Johnson, and the performance-based stock options granted to Mr. Powell. The Committee set threshold performance to pay out at 50%; target performance to pay out at 100%; and maximum performance to pay out at 200%. Performance below threshold will result in no payout. If performance is between threshold and target or between target and maximum, the amount of the payout will be interpolated. Performance-based LTI awards vest 50% following the end of the three-year performance period (based on attainment of TSR targets), and 50% one year later, for a four-year plan from start to finish, illustrated below, subject to the grantee’s continued service to Aimco, and subject to a delay if absolute TSR for the three-year forward looking performance period is negative.

For the purpose of calculating the number of shares of performance-based restricted stock to be granted to Mr. Powell and Mses. Stanfield and Johnson, the dollar amount allocated to restricted stock was divided by $4.17 per share, which price was calculated by a third party financial firm with particular expertise in the valuation of performance-based restricted stock. The share award agreements to which the performance-based restricted shares were granted do not provide for the payment of dividends, if any, until the shares are earned. Dividends, if any, accrue during the performance period. The number of shares subject to the performance-based stock options to be granted to Mr. Powell were determined based on a valuation calculated by a third party financial firm with particular expertise in the valuation of options, taking into account the number of stock options that would have been awarded based on the valuation of a stock option on January 27, 2021, the date of the Committee meeting at which 2021 LTI awards would have been granted but for the Separation and the additional time taken to create a new executive compensation plan for post-Separation Aimco. The stock options as granted had an exercise price of $6.66, which was the closing price of Aimco’s stock on the grant date of April 28, 2021, and equal to the fair market value of Aimco’s Common Stock on the grant date.

For the purpose of calculating the number of shares of time-based restricted stock to be granted to Mses. Stanfield and Johnson, the dollar amount allocated to restricted stock was divided by $4.62, which was the closing trading price of Aimco’s Common Stock on January 27, 2021.

NEO Compensation for 2021

CEO Compensation. The Committee determined Mr. Powell’s STI for 2021 would be based entirely on Aimco’s performance against corporate goals, described above. The Committee calculated Mr. Powell’s STI by multiplying his STI target of $525,000 by 126.75%, which was the Committee’s payout determination having reviewed Aimco’s overall performance against corporate goals, as described in detail above. The Committee granted Mr. Powell’s LTI in the form of restricted stock and stock options on April 28, 2021, for the three-year performance period from January 1, 2021, through December 31, 2023; the LTI grant is entirely at risk, based on relative returns over the performance period. Mr. Powell’s 2021 target compensation and incentive compensation is summarized as follows:

		Target Total Incentive		2021 Incentive Compensation
		Compensation		STI	LTI
Target Total Compensation ($)	Paid Base ($)	STI ($)	LTI ($)	($) (1)	Time-Based Equity ($)	Performance-Based Equity – Restricted Stock ($) (2)	Performance-Based Equity – Stock Options ($) (2)
1,800,000	525,000	525,000	750,000	665,438	—	375,000	375,000

  __________

(1)	Amount shown reflects the amount of 2021 STI paid to Mr. Powell.
(2)

Amount shown reflects a 100% payout that would result from achieving “target” performance. Actual payout may range from 0% to 200% of this amount depending on performance results over the forward looking, three-year performance period ending December 31, 2023. The number of shares or options that are earned, if any, will vest with respect to 50% following the end of the three-year performance period and 50% one year later, for a four-year vesting period.

Other NEO Compensation. For Mses. Stanfield and Johnson, an allocation of the target STI was made as follows: 50% of the target STI was calculated based on Aimco’s performance against KPI and 50% of the target STI was calculated based on each executive’s achievement of her individual MAP goals. As described above, Aimco’s KPI performance was 126.75%. Accordingly, each was awarded 126.75% of the portion of her STI attributable to KPI.

In determining the MAP achievement component of 2021 STI, Mr. Powell determined that: Ms. Stanfield’s MAP achievement would be paid at 150% of target for her contributions to finance, capital allocation, and tax and to Aimco’s balance sheet, and specifically for her leadership over post-Separation “start-up” activities; and Ms. Johnson’s MAP achievement would be paid at 200% of target for her leadership over legal matters, human resources, and risk management, and specifically for her leadership over post-Separation “start-up” activities. The Committee reviewed and approved Mr. Powell’s determinations with respect to Mses. Stanfield and Johnson. As described above, LTI for Mses. Stanfield and Johnson was granted on April 28, 2021, in the form of restricted stock. Target compensation and incentive compensation for 2021 for Mses. Stanfield and Johnson is summarized as follows:

			Target Total		2021 Incentive Compensation ($)
			Incentive
			Compensation		STI	LTI
	Target Total Compensation ($)	Paid Base ($)	STI ($)	LTI ($)	($) (1)	Time-Based LTI ($) (2)	Performance- Based Equity - Stock ($) (3)
Ms. Stanfield	1,200,000	425,000	350,000	425,000	484,313	141,667	283,333
Ms. Johnson	851,760	371,280	240,240	240,240	392,492	80,080	160,160

__________

(1)	Amounts shown reflect the 2021 STI paid to each of Mses. Stanfield and Johnson.
(2)	Comprises one-third of the LTI target, vesting ratably over four years, and is for the purpose of attracting and retaining key talent integral to the success of Aimco.
(3)

Amounts shown reflect a 100% payout of the performance-based shares resulting from achieving “target” performance. Actual payouts will be in a range of 0% to 200% of these amounts, depending on performance results for the three-year performance period from January 1, 2021, through December 31, 2023.

Determination Regarding 2019 Performance Share Awards. As part of the 2019 LTI program, the Company granted performance-share awards that might be earned based on relative TSR as compared to the FTSE Nareit Equity Apartments Index (60% weighting) and the MSCI US REIT Index (40% weighting) over a three-year performance period ending on December 31, 2021, with awards vesting 50% following the end of the three-year performance period (based on attainment of TSR targets) and 50% one year later, for a four-year plan from start to finish. On February 2, 2022, the Committee determined that Aimco’s three-year TSR (combined with AIR’s TSR for the period from December 15, 2020, through December 31, 2021, as described in the chart below) was 860 basis points lower than the FTSE Nareit Equity Apartments Index and 140 basis points higher than the MSCI US REIT Index for the three-year performance period ending on December 31, 2021, resulting in the number of shares being earned at 48% of target for Mr. Powell and Ms. Stanfield. Factoring in the portion of 2019 LTI that was for the purpose of retention, the realized LTI compensation for Mr. Powell and Ms. Stanfield was 65% of target.

The chart below summarizes the results for the 2019 performance share awards, and provides performance as of December 31, 2021, for the “in progress” 2021 and 2020 and performance share awards.

TSR-Based Long Term Incentive Plan Award Status
Three-Year Performance Period	2017	2018	2019	2020	2021	2022	2023	Status	CEO % Payout(1)	Other NEOs(2)
2021 – 2023					33% Completed			Tracking Between Target and Maximum	129%(3)	119%(3)
2020 – 2022				67% Completed				Tracking Between Target and Maximum	116%(3) (4)	111%(3) (4)
2019 – 2021			100% Completed					Payout Achieved Between Threshold and Target	48%(4)	65%(4)

__________

(1)Beginning in 2021, coinciding with his promotion to CEO, 100% of the LTI award for Mr. Powell is performance-based, or at risk, based entirely on relative TSR.

(2)Two-thirds of the LTI awards for the other NEOs (and for Mr. Powell prior to 2021) are performance-based, or at risk, based on relative TSR, and the remaining one-third of the LTI awards are for the purpose of retention, or time-based. Payouts shown include the time-based portion of the awards.

(3)Amounts reflect performance of “in progress” awards as of December 31, 2021.

(4)Post Separation, the Committee determined that the remaining performance periods of the 2019 and 2020 Aimco performance-based awards would be determined using the combined total stockholder return of Aimco and AIR.

Other Compensation

From time to time, Aimco determines to provide executive officers with additional compensation in the form of discretionary cash or equity awards.

On April 15, 2021, Aimco awarded each of Mr. Powell and Mses. Stanfield and Johnson restricted stock awards as follows:  Mr. Powell — 371,901 shares, with an approximate fair market value at the grant date of $2.36 million; Ms. Stanfield — 247,934 shares, with an approximate fair market value at the grant date of $1.57 million; and Ms. Johnson — 175,984 shares, with an approximate fair market value at the grant date of $1.12 million.  These one-time grants, which vest 50% at the end of four years from the date of grant and 50% at the end of five years from the date of grant, were provided in connection with the executive officers’ newly appointed positions following the Separation, for the express purpose of retention, and to align the long-term interests of the executive officers with those of the Company’s stockholders.

Post-Employment Compensation and Employment and Severance Arrangements

401(k) Plan

Aimco provides a 401(k) plan that is offered to all Aimco teammates. In 2021, Aimco matched 25% of participant contributions to the extent of the first 4% of the participant’s eligible compensation. For 2021, the maximum match by Aimco was $2,900, which was the amount that Aimco matched for each of Mr. Powell and Mses. Stanfield and Johnson’s 2021 401(k) contributions. Aimco provided an additional discretionary match in the amount of $2,260 to all teammates in 2022 for Aimco’s  achievement of greater than 125% on its 2021 corporate goals.

Other than the 401(k) plan, Aimco does not provide post-employment benefits. Aimco does not maintain a defined benefit pension plan, a supplemental executive retirement plan, or any other similar arrangements.

Executive Employment Arrangements

2021 Powell Employment Agreement. On October 27, 2021, Aimco Development Company, LLC, an affiliate of the Company and the employer entity for Aimco’s employees, entered into an employment agreement with Mr. Powell (the “2021 Employment Agreement”). The Committee evaluated the terms of the 2021 Employment Agreement in comparison to those of the CEOs of Aimco’s peers. The 2021 Employment Agreement is for a term expiring on December 31, 2022. The 2021 Employment Agreement provides that on December 31, 2022, and on each subsequent one-year anniversary thereafter, the agreement shall be renewed for an additional one-year term unless either party gives written notice of intent not to renew to the other party at least 60 days before the end of the then calendar year.

The 2021 Employment Agreement provides for a base salary of $525,000, a target annual short-term incentive award opportunity of $525,000, and a target long-term incentive award opportunity of $750,000 for 2021. The 2021 Employment Agreement provides that the Committee shall review and set Mr. Powell’s target total compensation on an annual basis in comparison to compensation paid to the Company’s peers, taking into consideration experience, performance, and other relevant factors.

Pursuant to the 2021 Employment Agreement, upon termination of Mr. Powell’s employment by Aimco Development Company, LLC without cause, or by Mr. Powell for good reason, Mr. Powell is generally entitled to: (a) a lump sum cash payment equal to two times the sum of (i) his annual base salary for the calendar year of the date of termination, and (ii) his target annual bonus for the calendar year of the date of termination; (b) any short-term incentive bonus earned but unpaid for a prior fiscal year (the “Prior Year STI”); (c) a pro-rata portion of the short-term incentive bonus he would have earned for the year in which the termination occurs, based on the actual achievement of the applicable performance targets (the “Pro Rata STI”); and (d) an amount equal to the monthly COBRA premium for health and welfare plan coverage for Mr. Powell and his coverage dependents in effect on the date of termination (the “monthly COBRA reimbursement”) multiplied by 24 months. The vesting and exercise of any equity awards held Mr. Powell on the date of termination would be determined in accordance with the applicable incentive plan and award agreement.

In the event of termination of Mr. Powell’s employment by Aimco without cause, or by Mr. Powell for good reason, in either case, within the period commencing six months prior to and ending 24 months following a “Change in Control” (as defined in the 2021 Employment Agreement), then in lieu of the severance benefits described above, Mr. Powell will be entitled to: (a) a lump sum cash payment equal to three times the sum of (i) his annual base salary for the calendar year of the date of termination, and (ii) his target annual bonus for the calendar year of the date of termination; (b) the Prior Year STI; (c) the Pro Rata STI; (d) the monthly COBRA reimbursement multiplied by 36 months; and (e) 100% accelerated vesting of any unvested equity awards then-held by Mr. Powell.

The 2021 Employment Agreement provides that if Mr. Powell’s employment is terminated by reason of his death or disability, then Mr. Powell will be eligible to receive the Prior Year STI and the Pro Rata STI. The vesting and exercise of any equity awards held by Mr. Powell at the time of his death or disability would be determined in accordance with the applicable incentive plan and award agreement.

In the event that any payment or benefit payable to Mr. Powell under the 2021 Employment Agreement would result in the imposition of excise taxes under the “golden parachute” provisions of Section 280G of the Internal Revenue Code, then such payments and benefits will either be made and/or provided in full or will be reduced such that the excise tax under Section 280G is not applicable, whichever is least economically disadvantageous to Mr. Powell. The 2021 Employment Agreement does not provide for any excise tax or other tax “gross-up” payment.

All severance payments and benefits under the 2021 Employment Agreement are subject to applicable withholding obligations, Mr. Powell’s execution and non-revocation of a release of claims, and compliance with certain non-competition, non-disclosure, and non-solicitation covenants.

Neither Ms. Stanfield nor Ms. Johnson has an employment agreement.

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

Executive Severance Policy. On February 22, 2018, the Committee adopted the Apartment Investment and Management Company Executive Severance Policy (the “Executive Severance Policy”). The Executive Severance Policy superseded and replaced any employment agreement or other plan, policy or practice involving the payment of severance benefits to participants under the Executive Severance Policy. On April 28, 2021, the Committee amended the Executive Severance Policy in accordance with recommendations provided by the Committee’s compensation consultant to bring the policy in line with market. On October 27, 2021, the Committee amended the Executive Severance Policy to remove severance provisions for the Chief Executive Officer in connection with the Committee’s approval of an employment agreement for Mr. Powell that includes severance provisions that are consistent with the severance to which he may otherwise become entitled under the Executive Severance Policy. The Company’s Executive Vice Presidents, as determined on the records of the Company and any other entities through which the operations of the Company are conducted, are eligible to participate in the Executive Severance Policy. Each of Mses. Stanfield and Johnson are participants under the Executive Severance Policy.

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

•	with respect to each participant, an amount equal to their monthly COBRA premium reimbursement, multiplied by 18 months.

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

•	with respect to each participant, the monthly COBRA reimbursement multiplied by 24 months; and
•	100% accelerated vesting of any unvested equity awards then-held by the participant.

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

Non-Competition and Non-Solicitation Agreements

Effective in connection with their promotions by Aimco for Mr. Powell and Mses. Stanfield and Johnson, Aimco entered into certain non-competition and non-solicitation agreements with each executive. Mr. Powell’s non-competition and non-solicitation agreement was replaced by his 2021 Employment Agreement. Pursuant to these agreements, each of these NEOs agreed that during the term of his or her employment with the Company and for a period of two years following the termination of his or her employment, except in circumstances where there was a change in control of the Company, he or she would not (i) be employed by a competitor of the Company described on a schedule to the agreement, (ii) solicit other employees to leave the Company’s employment, or (iii) solicit customers of Aimco to terminate their relationship with the Company. The agreements further require that the NEOs protect Aimco’s trade secrets and confidential information. For Mr. Powell, the non-solicitation requirement survives a change in control of the Company. For Mses. Stanfield and Johnson, the agreements provide that in order to enforce the above-noted non-competition condition following the executive’s termination of employment by the Company without cause, the executive will receive, for a period not to extend beyond the earlier of 24 months following such termination or the date of acceptance of employment with a non-competitor, (i) non-compete payments in an amount, if any, to be determined by the Company in its sole discretion and (ii) a monthly payment equal to two-thirds of such executive’s monthly base salary at the time of termination. For purposes of these agreements, “cause” is defined to mean, among other things, the executive’s (i) breach of the agreement, (ii) failure to perform required employment services, (iii) misappropriation of Company funds or property, (iv) conviction, plea of guilty, or plea of no contest to a crime involving fraud or moral turpitude, or (v) negligence, fraud, breach of fiduciary duty, misconduct or violation of law.

Equity Award Agreements

Double Trigger Vesting Upon Change in Control. The award agreements pursuant to which restricted stock, stock option, and/or LTIP Unit awards have been granted to Mr. Powell and Mses. Stanfield and Johnson, as applicable, provide that if (i) a change in control occurs and (ii) the executive’s employment with the Company is terminated either by the Company without cause or by the executive for good reason, in either case, within 12 months following the change in control, then (a) for time-based restricted stock and/or LTIP Unit awards, all outstanding shares of restricted stock and LTIP Units shall become immediately and fully vested, and (b) for performance-based restricted stock, stock options, and/or LTIP Unit awards, all outstanding shares of restricted stock, stock options, and/or LTIP Units shall become immediately and fully vested based on the higher of actual or target performance through the truncated performance period ending on the date of the change in control, and all vested stock options will remain exercisable for the remainder of the term of the option.

Accelerated Vesting Upon Termination of Employment Due to Death or Disability. The award agreements pursuant to which restricted stock, stock option, and/or LTIP Unit awards have been granted to Mr. Powell and Mses. Stanfield and Johnson, as applicable, provide that upon a termination of employment due to death or disability, then (a) for time-based restricted stock and/or LTIP Unit awards, all outstanding shares of restricted stock and LTIP Units shall become immediately and fully vested, and (b) for performance-based restricted stock,  stock option, and/or LTIP Unit awards, all outstanding shares of restricted stock, stock options, and/or LTIP Units shall become immediately and fully vested based on the higher of actual or target performance through the truncated performance period ending on the date of termination, and all vested stock options will remain exercisable for the remainder of the term of the option.

Other Benefits; Perquisite Philosophy

Aimco’s executive officer benefit programs are substantially the same as for all other eligible officers and employees. Aimco does not provide executives with more than minimal perquisites, such as reserved parking places.

Stock Ownership Guidelines and Required Holding Periods After Vesting

Aimco believes that it is in the best interest of Aimco’s stockholders for Aimco’s executive officers to own Aimco stock. Every year, the Committee and CEO review Aimco’s stock ownership guidelines, each executive officer’s holdings in light of the stock ownership guidelines, and each executive officer’s accumulated realized and unrealized restricted stock, stock option, and LTIP Unit gains.  The Committee updated the stock ownership guidelines in April 2021.

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

Each of Mr. Powell and Mses. Stanfield and Johnson exceeded the ownership targets established in Aimco’s stock ownership guidelines as of the date of this filing.

Role of Outside Consultants

The Committee has the authority under its charter to engage the services of outside advisors, experts and others to assist the Committee. In 2021, the Committee engaged Willis Towers Watson to advise the Committee regarding Aimco’s executive compensation plan. Willis Towers Watson did not provide other services to Aimco. The Committee assessed the independence of Willis Towers Watson pursuant to SEC rules and concluded that Willis Towers Watson is independent.

The Committee directed Willis Towers Watson to: (i) perform studies of competitive compensation practices; (ii) develop conclusions and recommendations regarding Aimco’s executive compensation plans for consideration by the Committee; (iii) identify an executive compensation peer group; (iv) perform a benchmarking analysis of the base salary, STI, and LTI of the NEOs relative to competitive practices; (v) advise the Committee regarding stock ownership guidelines for the NEOs; and (vi) perform an assessment of the risks contained in Aimco’s incentive compensation plans.

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

Aimco grants equity in three scenarios: in connection with its annual incentive compensation program as discussed above; in connection with certain new-hire or promotion packages; and for purposes of retention.

With respect to LTI, the Committee sets the grant date for the restricted stock, stock option, and LTIP Unit grants. The Committee typically sets grant dates at the time of its final compensation determination, generally in late January or early February. Due to the Separation and the additional time taken to create a new executive compensation plan for post-Separation Aimco, the Committee granted 2021 LTI in late April 2021.  The date of determination and date of award are not selected based on share price. In the case of new-hire packages that include equity awards, grants are made on the employee’s start date or on a date designated in advance based on the passage of a specific number of days after the employee’s start date. For non-executive officers, as provided for in the 2015 Plan, the Committee has delegated the authority to make equity awards, up to certain limits, to the Chief Financial Officer (Ms. Stanfield) and/or Corporate Secretary (Ms. Johnson). The Committee and Mses. Stanfield and Johnson time grants without regard to the share price or the timing of the release of material non-public information and do not time grants for the purpose of affecting the value of executive compensation.

2022 Compensation Targets

Based on comparison to compensation paid to CEOs at Aimco’s peers, the Committee set Mr. Powell’s target total compensation (base compensation, STI and LTI) for 2022 at $2.3 million. Mr. Powell, in consultation with and approval from the Committee, set target total compensation (base compensation, STI and LTI) for 2022 for the other NEOs as follows: Ms. Stanfield — $1.4 million; and Ms. Johnson — $1.1 million. Aimco performance will determine the amounts paid for 2022 STI and the portion of LTI awards that vest, and such amounts may be less than, or in excess of, these target amounts. STI will be paid in cash. The LTI was granted on February 2, 2022, and was in the form of restricted stock, stock options, and/or LTIP Units.

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

COMPENSATION AND HUMAN RESOURCES COMMITTEE REPORT TO STOCKHOLDERS

The Compensation and Human Resources Committee held six meetings during the year ended December 31, 2021. The Compensation and Human Resources Committee has reviewed and discussed the Compensation Discussion & Analysis with management. Based upon such review, the related discussions, and such other matters deemed relevant and appropriate by the Compensation and Human Resources Committee, the Compensation and Human Resources Committee has recommended to the Board that the Compensation Discussion & Analysis be included in this filing.

Date: February 22, 2022

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

SUMMARY COMPENSATION TABLE

The table below summarizes the compensation for the years 2021 and 2020 attributable to each of the NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($) (2)		Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Wes Powell —
President and Chief Executive Officer	2021	525,000	—	3,123,148	(5)	964,228	(5)	827,662	5,160	5,445,198
	2020	450,000	175,000	501,417		—		630,437	2,850	1,759,704
H. Lynn C. Stanfield —
Executive Vice President and Chief Financial Officer	2021	425,000	—	2,354,344	(6)	—		633,332	5,160	3,417,836
	2020	425,000	350,000	423,975		—		616,642	2,850	1,818,467
Jennifer Johnson —
Executive Vice President, Chief Administrative Officer and General Counsel	2021	371,280	—	1,558,035	(7)	—		617,877	5,160	2,552,352
	2020	362,440	250,000	—		—		482,179	2,850	1,097,469

__________

(1)

This column represents the aggregate grant date fair value of stock awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column for 2020, refer to the Share-Based Compensation footnote in this filing.

The amounts shown in this column for 2021 include the grant date fair value of the performance-based restricted stock awards granted in 2021 based on the probable outcome of the performance condition to which such awards are subject, which was calculated by a third-party consultant using a Monte Carlo valuation model in accordance with FASB ASC Topic 718. Based on the foregoing, the grant date fair value is $8.51 per share for the performance-based restricted stock awards granted to each of Mr. Powell and Meses. Stanfield and Johnson that are based on relative TSR performance. The grant date fair value of the performance-based restricted stock awards, assuming achievement at the maximum level of performance, is $1,530,592 for Mr. Powell, $1,156,440 for Ms. Stanfield, and $653,704 for Ms. Johnson.

(2)

This column represents the aggregate grant date fair value of the option awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column for 2020, refer to the Share-Based Compensation footnote to Aimco’s consolidated financial statements in this filing.

The amounts shown in this column for 2021 include the grant date fair value of the performance-based stock options granted in 2021 based on the probable outcome of the performance condition to which such option is subject, which was calculated by a third-party consultant using a Monte Carlo valuation model. Based on the foregoing, the grant date fair value is $3.04 per underlying share of the options. The grant date fair value of the options, assuming achievement at the maximum level of performance, is $1,928,576 for Mr. Powell.

(3)

For Mr. Powell, the amount shown equals the sum of $665,438, representing the STI bonus that was paid to him on February 22, 2022, and $162,184, representing a payout in 2021 pursuant to prior year long-term cash grants.  For Ms. Stanfield, the amount shown equals the sum of $483,313, representing the STI bonus that was paid to her on February 22, 2022, and $149,019, representing a payout in 2021 pursuant to prior year long-term cash grants.  For Ms. Johnson, the amount shown equals the sum of $392,492, representing the STI bonus that was paid to her on February 22, 2022, and $225,385 representing a payout in 2021 pursuant to prior year long-term cash grants.

(4)	Includes discretionary matching contributions under Aimco’s 401(k) plan.

(5)

Equity awards for Mr. Powell in 2021 include 371,901 shares of time-based restricted stock, vesting 50% on each of the fourth and fifth anniversaries of the grant date, and a 2021 LTI award consisting of the following: (i) 89,929 shares of performance-based restricted stock and a performance-based non-qualified stock option to purchase 317,200 shares, in each case, for the forward looking, three-year performance period from January 1, 2021, through December 31, 2023, with the number of shares or option shares earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later.

(6)

Stock awards for Ms. Stanfield in 2021 include 247,934 shares of time-based restricted stock, vesting 50% on each of the fourth and fifth anniversaries of the grant date, and a 2021 LTI award consisting of the following:  (i) 30,664 shares of time-based restricted stock, vesting 25% on each of January 27, 2022, January 27, 2023, January 27, 2024, and January 27, 2025; and (ii) 67,946 shares of performance-based restricted stock for the forward looking, three-year performance period from January 1, 2021, through December 31, 2023, with the number of shares earned, if any, vesting 50% following the end of the three-year performance period and 50% on year later.

(7)

Stock awards for Ms. Johnson in 2021 include 175,984 shares of time-based restricted stock, vesting 50% on each of the fourth and fifth anniversaries of the grant date, and a 2021 LTI award consisting of the following:  (i) 17,334 shares of time-based restricted stock, vesting 25% on each of January 27, 2022, January 27, 2023, January 27, 2024, and January 27, 2025; and (ii) 38,408 shares of performance-based restricted stock for the forward looking, three-year performance period from January 1, 2021, through December 31, 2023, with the number of shares earned, if any, vesting 50% following the end of the three-year performance period and 50% on year later.

GRANTS OF PLAN-BASED AWARDS IN 2021

The following table provides details regarding plan-based awards granted to the NEOs during the year ended December 31, 2021.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of	All other Option Awards Number of Securities Underlying Options (4)			Exercise or Base Price of	Grant Date Fair Value of Stock and
								Stock or				Option	Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#) (3)	Threshold (#)	Target (#)	Maximum (#)	Awards ($/Sh)	Awards ($) (5)
Wes Powell	4/15/2021	262,500	525,000	1,050,000
	4/15/2021							371,901					2,357,852
	4/28/2021				44,965	89,929	179,858						765,296
	4/28/2021								158,600	317,200	634,400	6.66	964,288

H. Lynn C. Stanfield	4/15/2021	175,000	350,000	700,000
	4/15/2021							247,934					1,571,902
	4/28/2021							30,664					204,222
	4/28/2021				33,973	67,946	135,892						578,220

Jennifer Johnson	4/15/2021	120,120	240,240	480,480
	4/15/2021							175,984					1,115,739
	4/28/2021							17,334					115,444
	4/28/2021				19,204	38,408	76,816						326,852

__________

(1)

On April 15, 2021, the Committee made determinations of target total incentive compensation for 2021 based on achievement of Aimco’s six corporate goals for 2021, and achievement of specific individual objectives. Target total incentive compensation amounts were as follows:  Mr. Powell — $1.275 million; Ms. Stanfield — $775,000; and Ms. Johnson — $480,480. The awards in this column indicate the 2021 STI portion of these target total incentive amounts — at threshold, target, and maximum performance levels. The actual 2021 STI awards earned by each of Mr. Powell, and Mses. Stanfield, and Johnson are as disclosed in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.” See the discussion above under “CD&A — Total Compensation for 2021 — Short-Term Incentive Compensation for 2021.”

(2)

For each of Mr. Powell and Mses. Stanfield and Johnson, the amounts in this column include the number of shares underlying performance-based restricted stock granted on April 28, 2021, pursuant to their 2021 LTI award that may be earned – at threshold, target and maximum performance levels – based on relative TSR (one-third of each award is based on the Company’s TSR relative to each of the Russell 2000 Value Index, the FTSE Nareit Equity Apartments Index, and Aimco’s development peers) over a three-year period from January 1, 2021, to December 31, 2023, with the number of shares earned, if any, vesting 50% on the later of January 27, 2024, or the date on which performance is determined (but no later than March 15, 2024), and 50% on January 27, 2025.

(3)

The amounts in this column granted on April 15, 2021, reflect the number of shares of time-based restricted stock granted to Mr. Powell and Mses. Stanfield and Johnson in connection with their newly appointed positions following the Separation, for the express purpose of retention, and to align their long-term interests with those of the Company’s stockholders. The shares vest 50% on each of the fourth and fifth anniversaries of the grant date. The amounts in this column granted on April 28, 2021, reflect the number of shares of time-based restricted stock granted to Mses. Stanfield and Johnson pursuant to the 2021 LTI award, vesting 25% on each of January 27, 2022, January 27, 2023, January 27, 2024, and January 27, 2025. The number of shares of restricted stock was determined based on the closing trading price of Aimco’s Common Stock on the NYSE on January 27, 2021, or $4.62.

(4)

The amounts in this column reflect the number of performance-based non-qualified stock options granted on April 28, 2021, pursuant to the 2021 LTI award that may vest — at threshold, target and maximum performance levels — based on relative TSR (one-third of each award is based on the Company’s TSR relative to each of the Russell 2000 Value Index, the FTSE Nareit Equity Apartments Index, and Aimco’s development peers) over a three-year period from January 1, 2021, to December 31, 2023, with the number of underlying shares earned, if any, vesting 50% on the later of January 27, 2024, or the date on which performance is determined (but no later than March 15, 2024), and 50% on January 27, 2025.

(5)

This column represents the aggregate grant date fair value of equity awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column, refer to the Share-Based Compensation footnote to Aimco’s consolidated financial statements in this filing.

The amounts shown in this column include the grant date fair value of the performance-based restricted stock awards based on the probable outcome of the performance condition to which such awards are subject, which was calculated by a third-party consultant using a Monte Carlo valuation model in accordance with FASB ASC Topic 718. Based on the foregoing, the grant date fair value is $8.51 per share for the performance-based restricted stock awards granted to each of Mr. Powell and Mses. Stanfield and Johnson that are based on relative TSR performance. The grant date fair value of the performance-based restricted stock awards, assuming achievement at the maximum level of performance, is $1,530,592 for Mr. Powell, $1,156,441 for Ms. Stanfield, and $653,704 for Ms. Johnson.

The amounts shown in this column include the grant date fair value of the performance-based stock options based on the probable outcome of the performance condition to which such option is subject, which was calculated by a third-party consultant using a Monte Carlo valuation model. Based on the foregoing, the grant date fair value is $3.04 per underlying share of the options. The grant date fair value of the options, assuming achievement at the maximum level of performance, is $1,928,576 for Mr. Powell.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2021

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2021, for the NEOs. The table also shows unvested and unearned stock awards assuming a market value of $7.72 per share (the closing market price of the Company’s Common Stock on the New York Stock Exchange on December 31, 2021).

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Wes Powell			634,400	(2)	6.66	4/28/2031				179,858	(3)	1,388,504
										12,456	(4)	96,160
							371,901	(5)	2,871,076
							2,335	(6)	18,026
							1,384	(7)	10,684
							2,658	(8)	20,520
							1,869	(9)	14,429
							649	(10)	5,010

H. Lynn C. Stanfield										135,892	(3)	1,049,086
										16,668	(11)	26,669	(11)
										7,940	(12)	61,297
							30,664	(13)	236,726
							247,934	(5)	1,914,050
							1,985	(14)	15,324
							1,297	(15)	10,013
							2,491	(16)	19,231
							4,759	(17)	36,739

Jennifer Johnson										76,816	(3)	593,020
							17,334	(13)	133,818
							175,984	(5)	1,358,596

__________

(1)

The information on unvested stock shown above has been adjusted, where applicable, to reflect additional shares received as a result of the special dividend paid in February 2019. Effective December 15, 2020, in connection with the Separation, the executive officers received a share or partnership unit of AIR for every share or partnership unit of Aimco, and partnership units were adjusted to preserve their pre-Separation value.  The share amounts in this table reflect only the Aimco awards and corresponding values as of December 31, 2021. Amounts reflect the number of shares subject to the award that have not vested multiplied by the market value of $7.72 per share, which was the closing market price of Aimco’s Common Stock on December 31, 2021.

(2)

This option was granted on April 28, 2021, and, subject to relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on January 27, 2025. The amount shown in the table is the award at maximum.

(3)

This performance-based restricted stock award was granted on April 28, 2021, and, subject to relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on January 27, 2025. The amount shown in the table is the award at maximum.

(4)

This performance-based restricted stock award was granted on January 28, 2020, and, subject to relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at maximum.

(5)	This restricted stock award was granted on April 15, 2021, and vests 50% on each of the fourth and fifth anniversaries of the date of grant.
(6)	This restricted stock award was granted on January 28, 2020, and vests 25% on each anniversary of the grant date. Mr. Powell holds a corresponding number of AIR shares with a value of $127,654.
(7)	This restricted stock award was granted on January 29, 2019, and vests 25% on each anniversary of the grant date. Mr. Powell holds a corresponding number of AIR shares with a value of $75,663.
(8)

This performance-based restricted stock award was granted on January 29, 2019. The amount shown in the table represents the portion of the award that was earned based on relative TSR performance for the three-year performance period from January 1, 2019, through December 31, 2021, of which 50% vested on February 2, 2022, and the remaining 50% will vest on January 29, 2023. Mr. Powell holds a corresponding number of AIR shares with a value of $145,313.

(9)

This performance-based restricted stock award was granted on January 30, 2018. The amount shown in the table represents the portion of the award that was earned based on relative TSR performance for the roughly three-year performance period from January 1, 2018, through December 11, 2020, of which 50% vested on January 31, 2021, and the remaining 50% vested on January 31, 2022. Mr. Powell holds a corresponding number of AIR shares with a value of $102,178.

(10)	This restricted stock award was granted on January 30, 2018, and vested 25% on each anniversary of the grant date. Mr. Powell holds a corresponding number of AIR shares with a value of $35,481.
(11)

This performance-based LTIP Unit award was granted on January 28, 2020, and, subject to relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at maximum.

(12)

This performance-based LTIP Unit award was granted on January 28, 2020, and, subject to relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at maximum.

(13)	This restricted stock award was granted on April 28, 2021, and vests 25% on each anniversary of the grant date.
(14)	This LTIP Unit award was granted on January 28, 2020, and vests 25% on each anniversary of the grant date. Ms. Stanfield holds a corresponding number of AIR LTIP Units with a value of $108,520.
(15)	This LTIP Unit award was granted on January 29, 2019, and vests 25% on each anniversary of the grant date. Ms. Stanfield holds a corresponding number of AIR LTIP Units with a value of $70,907.
(16)

This performance-based LTIP Unit award was granted on January 19, 2019. The amount shown in the table represents the portion of the award that was earned based on relative TSR performance for the three-year performance period from January 1, 2019, through December 31, 2021, of which 50% vested on February 2, 2022, and the remaining 50% will vest on January 29, 2023. Ms. Stanfield holds a corresponding number of AIR LTIP Units with a value of $136,183.

(17)

This restricted stock award was granted on May 1, 2018, vesting 25% on each of the following dates:  August 1, 2019, August 1, 2020, August 1, 2021, and August 1, 2022. Ms. Stanfield holds a corresponding number of AIR shares with a value of $260,175.

OPTION EXERCISES AND STOCK VESTED IN 2021

The following table sets forth certain information regarding options and stock awards exercised and vested, respectively, during the year ended December 31, 2021, for the persons named in the Summary Compensation Table above.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Wes Powell	—	—	9,456	56,461
H. Lynn C. Stanfield	—	—	6,070	39,226
Jennifer Johnson	—	—	—	—

__________

(1)	Amounts reflect the difference between the exercise price of the option and the market price at the time of exercise.
(2)	Amounts reflect the market price of the stock on the day the shares of restricted stock vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The NEOs are entitled to certain severance payments and benefits upon a qualifying termination of employment or, in the case of a change in control, double trigger accelerated vesting of equity awards in the event of a qualifying termination of employment that occurs within one year following a change in control. The terms of these arrangements are described under “CD&A — Post-Employment Compensation and Employment and Severance Arrangements — Executive Employment Arrangements, Executive Severance Arrangements, and Equity Award Agreements” above.

In the table that follows, potential payments and other benefits payable upon termination of employment and change in control situations are set out as if the conditions for payments had occurred and/or the terminations took place on December 31, 2021. In setting out such payments and benefits, amounts that had already been earned as of the termination date are not shown. Also, benefits that are available to all full-time regular employees when their employment terminates are not shown. The amounts set forth below are estimates of the amounts that could be paid out to the NEOs upon their termination. The actual amounts to be paid out can only be determined at the time of such NEOs’ separation from Aimco. The following table summarizes the potential payments under various scenarios if they had occurred on December 31, 2021.

	Value of Accelerated Stock and Stock Options ($)(1)					Severance ($)
Name	Change in Control Only	Double Trigger Change in Control	Death or Disability	Termination Without Cause	Termination For Good Reason	Death		Disability		Termination Without Cause		Termination For Good Reason		Termination Without Cause or For Good Reason in Connection with a Change in Control		Non- Compete Payments ($) (2)

Wes Powell	—	4,198,360	4,198,360	—	—	665,438	(3)	665,438	(3)	2,136,531	(4)	2,136,531	(4)	3,204,796	(5)	—

H. Lynn C. Stanfield	—	2,897,954	2,897,954	—	—	484,313	(3)	484,313	(3)	784,614	(6)	784,614	(6)	1,562,819	(7)	556,667

Jennifer Johnson	—	1,836,692	1,836,692	—	—	392,492	(3)	392,492	(3)	643,051	(6)	643,051	(6)	1,265,081	(7)	495,040

__________

(1)	Amounts reflect value of accelerated restricted stock, stock options, and LTIP Units using the closing market price on December 31, 2021, of $7.72 per share.
(2)

Amounts assume the agreements were enforced by the Company and that non-compete payments in an aggregate amount equal to two-thirds of the executive’s monthly base salary would be payable for 24 months following the executive’s termination of employment by the Company without cause.

(3)

Amount consists of a lump sum cash payment equal to the amount of 2021 STI paid, as payable pursuant to the 2021 Employment Agreement, in the case of Mr. Powell, and the Executive Severance Policy, in the case of Mses. Stanfield and Johnson.

(4)

Amount consists of (i) a lump sum cash payment equal to two times the sum of base salary and target STI, and (ii) the monthly COBRA premium for health and welfare coverage for the executive and his or her dependents multiplied by 24 months, as payable pursuant to the 2021 Employment Agreement.

(5)

Amount consists of (i) a lump sum cash payment equal to three times the sum of base salary and target STI, and (ii) the monthly COBRA premium for health and welfare coverage for the executive and his or her dependents multiplied by 36 months, as payable pursuant to the 2021 Employment Agreement.

(6)

Amount consists of (i) a lump sum cash payment equal to the sum of base salary and target STI, and (ii) the monthly COBRA premium for health and welfare coverage for the executive and his or her dependents multiplied by 18 months, as payable pursuant to the Executive Severance Policy.

(7)

Amount consists of (i) a lump sum cash payment equal to two times the sum of base salary and target STI, and (ii) the monthly COBRA premium for health and welfare coverage for the executive and his or her dependents multiplied by 24 months, as payable pursuant to the Executive Severance Policy.

CHIEF EXECUTIVE OFFICER COMPENSATION AND EMPLOYEE COMPENSATION

We believe that executive pay should be internally consistent and equitable to motivate our teammates to create stockholder value. In August 2015, pursuant to a mandate of the Dodd-Frank Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the annual total compensation of the principal executive officer. The disclosure is required for fiscal years beginning on or after January 1, 2017. The annual total compensation for 2021 for Mr. Powell, our CEO, was $5,445,198, as reported under the heading “Summary Compensation Table.” Our median employee’s total compensation for 2021 was $144,781. As a result, we estimate that Mr. Powell’s 2021 total compensation was approximately 37.6 times that of our median employee.

Our CEO to median employee pay ratio was calculated in accordance with Item 402(u) of Regulation S-K. We identified the median employee by examining 2021 total compensation, consisting of base salary, annual bonus amounts, stock-based compensation (based on the grant date fair value of awards granted during 2021) and other incentive payments for all individuals who were employed by Aimco on December 31, 2021, other than our CEO. Our measuring date of December 31 remained the same as last year. We included all active employees and annualized the compensation for any employees who were not employed by Aimco for the full 2021 calendar year. After identifying the median employee based on 2021 total compensation, we calculated annual total compensation for such employee using the same methodology we use for our NEOs as set forth in the “Total” column in the Summary Compensation Table.

DIRECTOR COMPENSATION

In formulating its recommendation for director compensation, the Nominating, Environmental, Social, and Governance Committee reviews director compensation for independent directors of companies in the real estate industry and companies of comparable market capitalization, revenue, and assets and considers compensation trends for other NYSE-listed companies. The Nominating, Environmental, Social, and Governance Committee also considers the size of the Board as compared to other boards, the participation of each independent director on committees, and the resulting workload on the directors. In addition, the Nominating, Environmental, Social, and Governance Committee considers the overall cost of the Board to the Company and the cost per director.

2021 Compensation

In connection with the Separation, the Independent Directors each received an initial fee of 34,000 shares of Common Stock, which shares were awarded on December 21, 2020, for Messrs. Allen, Leupp, Stone, and Sykes and Ms. Gibson, and on January 27, 2021, for Messrs. Miller and Stein and Ms. Smith.

For 2021, compensation for the Independent Directors included a fixed annual cash retainer of $75,000 and an award of 16,234 shares of fully vested Common Stock. No meeting fees were paid to independent directors for attending meetings of the Board and the committees on which they serve.

As contemplated by the Separation and by Aimco and AIR, Mr. Considine has specific responsibilities to Aimco as a non-executive employee during 2021 and 2022 to support the establishment and growth of the Aimco business, reporting directly to the Board. These responsibilities include short and long-term strategic direction and advice, transition and executive support to Aimco officers, and advice and consultation with respect to Aimco’s strategic growth and acquisition activities. The Independent Directors set Mr. Considine’s 2021 target total compensation (including base compensation, STI, and LTI) for these responsibilities at $1.8 million.

For the year ended December 31, 2021, Aimco paid the directors serving on the Board during that year as follows:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Quincy L. Allen	75,000	75,001	—	—	—	—	150,001
Terry Considine (3)	300,000	1,377,779	—	—	—	—	1,677,779
Patricia L. Gibson	75,000	75,001	—	—	—	—	150,001
Jay Paul Leupp	75,000	75,001	—	—	—	—	150,001
Robert A. Miller	75,000	232,081	—	—	—	—	307,081
Wes Powell (4)	—	—	—	—	—	—	—
Deborah Smith	75,000	232,081	—	—	—	—	307,081
Michael A. Stein	75,000	232,081	—	—	—	—	307,081
R. Dary Stone	75,000	75,001	—	—	—	—	150,001
Kirk A. Sykes	75,000	75,001	—	—	—	—	150,001

__________

(1)	For 2021, each of the Independent Directors received a cash retainer of $75,000.
(2)

For 2021, Independent Directors were each awarded 16,235 shares of Common Stock, which shares were awarded on January 27, 2021. Additionally, Messrs. Miller and Stein and Ms. Smith were each awarded 34,000 shares of Common Stock on January 27, 2021, as an initial fee. The closing price of Aimco’s Common Stock on January 27, 2021, was $4.62. The other Independent Directors received 34,000 shares of Common Stock as an initial fee on December 21, 2020. The closing price of Aimco’s Common Stock on that date was $4.84. The dollar value shown above represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 and is calculated based on the closing price of Aimco’s Common Stock on the date of grant.

(3)

Mr. Considine, who is not an independent director, did not receive any additional compensation for serving on the Board. As contemplated by the Separation and by Aimco and AIR, Mr. Considine has specific responsibilities to Aimco as a non-executive employee during 2021 and 2022 to support the establishment and growth of the Aimco business, reporting directly to the Board, as described above. The Independent Directors set Mr. Considine’s 2021 target total compensation for these responsibilities at $1.8 million, consisting of $300,000 in base salary, target STI of $600,000, and target LTI of $900,000.  Mr. Considine’s 2021 base salary of $300,000 was paid in cash. Mr. Considine’s 2021 STI was $600,000 at target with a final value based entirely on Aimco’s performance against 2021 corporate goals. The final value was equal to 126.75% of target or 563,334 LTIP Units and was awarded on February 2, 2022. This award will appear next year under the “Stock Awards” heading of this table in the Annual Report on Form 10-K for the year ended December 31, 2022. Mr. Considine’s 2021 LTI award, valued at $900,000, was granted by the Independent Directors on July 15, 2021, and consisted of a number between zero and 1,111,112 of performance-based LTIP Units, or 555,556 LTIP Units at target, for the forward-looking, three-year performance period from January 1, 2021, through December 31, 2023, pursuant to the same 2021 LTI plan as established by the Committee for the NEOs described above under the heading “Compensation Discussion & Analysis – Total Compensation for 2021 – Long Term Incentive Compensation Awards for 2021.” LTIP Units constitute profits interests within the meaning of the Code. The exact number of Mr. Considine’s LTIP Units granted in 2021 that may vest is determined based on Aimco’s relative TSR performance over the course of the forward-looking, three-year performance period, with 50% of such number of LTIP Units generally vesting at the later of the time performance is determined or January 27, 2024, and 50% vesting on January 27, 2025. With respect to the LTIP Units granted to Mr. Considine, Mr. Considine was granted the ability to participate in the appreciation of value of Aimco that took place after January 27, 2021, subject to their vesting. For the purpose of calculating the number of shares subject to these LTIP Units, the target dollar amount of $900,000 was divided by $1.62, or 555,556 LTIP Units, with such LTIP Unit value calculated by a third-party financial firm with particular expertise in the valuation of such LTIP Units. The LTIP Units as granted had a conversion price of $4.62, which was the closing price of Aimco’s stock on January 27, 2021, and equal to the fair market value of Aimco’s Common Stock on January 27, 2021. The valuation performed by the third-party consultant was as of January 27, 2021, the date of the board meeting at which the Independent Directors would have ordinarily granted 2021 LTI awards but for the Separation and the additional time taken to create a compensation plan for post-Separation Aimco. In order to keep the NEOs and other LTI award recipients whole, the Independent Directors awarded 2021 LTI using the closing price of Aimco’s Class A Common Stock and third-party valuation, as applicable, as of January 27, 2021. Additional details regarding the structure of LTIP Units can be found in the Amended and Restated Agreement of Limited Partnership of Aimco OP L.P., effective as of December 14, 2020, and the Form of Performance Vesting LTIP II Unit Agreement, each of which are incorporated by reference in this filing, as Exhibits 10.1 and 10.15, respectively. The amount shown for Mr. Considine under the “Stock Awards” heading above represents the grant date value of the performance-based LTIP Units based on the probable outcome of the performance condition to which such award is subject, which was calculated using a Monte Carlo valuation model in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the award, refer to the Share-Based Compensation footnote to Aimco’s consolidated financial statements in this filing. Based on the foregoing, the grant date fair value on July 15, 2021, was $2.48 per LTIP Unit as to Mr. Considine’s performance-based LTIP Unit award. The grant date fair value of the performance-based LTIP Unit award of $1,377,779 at target, assuming achievement at the maximum level of performance, is $2,755,558.

(4)	Mr. Powell, who is not an independent director, did not receive any additional compensation for serving on the Board.

2022 Compensation

Compensation for each of the Independent Directors in 2022 includes an annual fee of $170,000, payable up to 50% in the form of a cash retainer with the remainder in stock, stock options, and/or LTIP Units.  The stock, stock options, and LTIP Units were awarded on February 4, 2022.  The closing price of Aimco’s Common Stock on the New York Stock Exchange on February 4, 2022, was $6.79. Directors will not receive meeting fees in 2022.

As described above, Mr. Considine has specific responsibilities to Aimco as a non-executive employee during 2021 and 2022 to support the establishment and growth of the Aimco business, reporting directly to the Board. The Independent Directors set Mr. Considine’s 2022 target total compensation (including base compensation, STI, and LTI) for these responsibilities at $1.8 million, consisting of $300,000 in base salary, target STI of $600,000, and target LTI of $900,000, identical to his 2021 target total compensation. Mr. Considine’s 2022 base salary of $300,000 is in the form of 175,439 LTIP Units awarded on February 2, 2022, and which will vest on the first anniversary of the award date.  With respect to the LTIP Units granted to Mr. Considine, Mr. Considine was granted the ability to participate in the appreciation of value of Aimco that took place after these LTIP Units were granted, subject to their vesting. For the purpose of calculating the number of shares subject to these LTIP Units, the target dollar amount was divided by $1.71, which price was calculated by a third-party financial firm with particular expertise in the valuation of such LTIP Units. The LTIP Units as granted had a conversion price of $6.96, which was the closing price of Aimco’s stock on the grant date and equal to the fair market value of Aimco’s Common Stock on the grant date. Mr. Considine’s 2022 STI will be based entirely on Aimco’s performance against its 2022 corporate goals. Mr. Considine’s 2022 LTI was awarded on February 2, 2022, in the form of LTIP Units and is based entirely on Aimco’s relative TSR over the forward looking, three-year performance period from January 1, 2022, through December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information available to the Company, as of February 28, 2022, with respect to Aimco’s equity securities beneficially owned by (i) each director and the NEOs, and (ii) all directors and executive officers as a group. The table also sets forth certain information available to the Company, as of February 28, 2022, with respect to shares of Common Stock held by each person known to the Company to be the beneficial owner of more than 5% of such shares. This table reflects options that are exercisable within 60 days. Unless otherwise indicated, each person has sole voting and investment power with respect to the securities beneficially owned by that person. The business address of each of the following directors and NEOs is 4582 South Ulster Street, Suite 1450, Denver, Colorado 80237. None of the securities reflected in this table held by the directors or NEOs are the subject of any hedging or pledging transaction.

Name and Address of Beneficial Owner	Number of shares of Common Stock (1)		Percentage of Common Stock Outstanding (2)	Number of Partnership Units (3)		Percentage Ownership of the Company (4)
Directors and Named Executive Officers:
Wes Powell	751,663		*	—		*
H. Lynn C. Stanfield	537,241		*	7,733		*
Jennifer Johnson	343,993		*	—		*
Quincy L. Allen	50,389		*	—		*
Terry Considine	2,625,401	(5)	1.71%	3,876,903	(6)	4.03%
Patricia L. Gibson	71,855		*	—		*
Jay Paul Leupp	73,868	(7)	*	—		*
Robert A. Miller	182,077	(8)	*	—		*
Deborah Smith	162,077	(8)	*	—		*
Michael A. Stein	50,234		*	49,349		*
R. Dary Stone	62,589		*	—		*
Kirk A. Sykes	62,589		*	—		*
All directors and executive officers as a group	4,973,976	(9)	3.24%	3,933,985		4.59%
(12 persons)
5% or Greater Holders:
T. Rowe Price Associates, Inc.	21,863,039	(10)	14.33%	—		13.62%
100 East Pratt St.
Baltimore, Maryland 21202
The Vanguard Group	21,425,324	(11)	14.04%	—		13.35%
100 Vanguard Blvd.
Malvern, Pennsylvania 19355
BlackRock, Inc.	15,726,361	(12)	10.31%	—		9.80%
55 East 52nd Street
New York, New York 10055
JPMorgan Chase & Co.	12,978,781	(13)	8.51%			8.09%
383 Madison Avenue
New York, New York 10179
Long Pond Capital, LP, Long Pond Capital GP, LLC, and John Khoury	9,453,811	(14)	6.20%	—		5.89%
527 Madison Avenue, 15th Floor
New York, New York 10022

__________

*	Less than 0.5%
(1)	Excludes shares of Common Stock issuable upon redemption of common OP Units or equivalents.
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

(3)

Through wholly owned subsidiaries, Aimco acts as general partner of the Aimco Operating Partnership. As of February 28, 2022, Aimco held approximately 95.0% of the common partnership interests in the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” Generally, after a holding period of 12 months, common OP Units may be tendered for redemption and, upon tender, may be acquired by Aimco for shares of Common Stock at an exchange ratio of one share of Common Stock for each common OP Unit (subject to adjustment). If Aimco acquired all common OP Units for Common Stock (without regard to the ownership limit set forth in Aimco’s Charter), these shares of Common Stock would constitute approximately 5.0% of the then outstanding shares of Common Stock. OP Units are subject to certain restrictions on transfer.

(4)

Represents the number of shares of Common Stock beneficially owned, divided by the total number of shares of Common Stock outstanding, assuming, in both cases, that all 7,949,973 OP Units outstanding as of February 28, 2022, are redeemed in exchange for shares of Common Stock (notwithstanding any holding period requirements, and Aimco’s ownership limit). See note (3) above. Excludes partnership preferred units issued by the Aimco Operating Partnership and Aimco preferred securities.

(5)

Includes the following shares of which Mr. Considine disclaims beneficial ownership: 34,724 shares held by Mr. Considine’s spouse; and 1,655,375 shares held by a retirement plan for which Mr. Considine is the trustee and his spouse is the sole participant. Also includes 750,557 shares subject to options that are exercisable within 60 days.

(6)

Includes 1,947,798 OP Units and equivalents held by Mr. Considine. Includes 179,735 OP Units held by an entity in which Mr. Considine has sole voting and investment power, 1,591,672 OP Units and equivalents held by Titahotwo Limited Partnership RLLLP, a registered limited liability limited partnership for which Mr. Considine serves as the general partner and holds a 0.5% ownership interest, and 157,698 OP Units held by Mr. Considine’s spouse, for which Mr. Considine disclaims beneficial ownership.

(7)	Includes 73,855 shares held directly by Mr. Leupp and 13 shares held by Terra Firma Asset Management, LLC, of which Mr. Leupp is a 65% owner.
(8)	Includes 111,843 shares subject to options that are exercisable within 60 days.
(9)	Includes 974,243 shares subject to options that are exercisable within 60 days.
(10)

Beneficial ownership information is based on information contained in an Amendment No. 1 to Schedule 13G filed with the SEC on February 14, 2022, by T. Rowe Price Associates, Inc. on behalf of itself and affiliated entities.  According to the schedule, included in the securities listed above as beneficially owned by T. Rowe Price Associates, Inc. are 8,033,465 shares and 9,582,353 shares over which T. Rowe Price Associates, Inc. and T. Rowe Price Mid-Cap Value Fund, Inc., respectively, have sole voting power. According to the schedule, T. Rowe Price Associates, Inc. has sole dispositive power with respect to all 21,863,039 shares.

(11)

Beneficial ownership information is based on information contained in an Amendment No. 1 to Schedule 13G filed with the SEC on February 9, 2022, by The Vanguard Group. According to the schedule, The Vanguard Group has sole dispositive power with respect to 21,027,057 of the shares, shared voting power with respect to 270,968 of the shares, and shared dispositive power with respect to 398,267 of the shares.

(12)

Beneficial ownership information is based on information contained in an Amendment No. 2 to Schedule 13G filed with the SEC on January 27, 2022, by BlackRock, Inc. According to the schedule, BlackRock, Inc. has sole voting power with respect to 14,641,452 of the shares and sole dispositive power with respect to all 15,726,361 shares.

(13)

Beneficial ownership information is based on information contained in Schedule 13G filed with the SEC on January 19, 2022, by JPMorgan Chase & Co. According to the schedule, JPMorgan Chase & Co. has sole dispositive power with respect to 12,978,521 of the shares, sole voting power with respect to 11,277,689 of the shares, and shared dispositive power with respect to 260 of the shares.

(14)

Beneficial ownership information is based on information contained in Schedule 13G filed with the SEC on February 14, 2022, by Long Pond Capital, LP, Long Pond Capital GP, LLC, and John Khoury. According to the schedule, Long Pond Capital, LP, Long Pond Capital GP, LLC, and John Khoury have shared voting power and shared dispositive power with respect to all 9,453,811 shares.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information on equity compensation plans as of the end of the 2021 fiscal year under which equity securities of the Company are authorized for issuance is set forth in the following table.

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Subject to Outstanding Unexercised Grants)
Equity compensation plans approved by security holders	5,442,220	$6.01	23,405,608
Equity compensation plans not approved by security holders	—	—	—

__________

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Policies and Procedures for Review, Approval or Ratification of Related Person Transactions

Aimco recognizes that related person transactions can present potential or actual conflicts of interest and create the appearance that Aimco’s decisions are based on considerations other than the best interests of Aimco and its stockholders. Nevertheless, Aimco recognizes that there are situations where related person transactions may be in, or may not be inconsistent with, the best interests of Aimco and its stockholders. The Nominating, Environmental, Social, and Governance Committee, pursuant to a written policy approved by the Board, has oversight for related person transactions. The Nominating, Environmental, Social, and Governance Committee will review transactions, arrangements or relationships in which (1) the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, (2) Aimco (or any Aimco entity) is a participant, and (3) any related party has or will have a direct or indirect interest (other than an interest arising solely as a result of being a director of another corporation or organization that is a party to the transaction or a less than ten percent beneficial owner of another entity that is a party to the transaction). The Nominating, Environmental, Social, and Governance Committee has also given its standing approval for certain types of related person transactions such as certain employment arrangements, director compensation, transactions with another entity in which a related person’s interest is only by virtue of a non-executive employment relationship or limited equity position, and transactions in which all stockholders receive pro rata benefits.

Sublease of a Portion of Aimco Office Space

On January 25, 2019, Aimco entered into a sublease agreement (the “Sublease”) with an entity in which Mr. Considine has sole voting and investment power. Under this agreement, Aimco has subleased to said entity approximately 2,957 square feet of office space within the same building as Aimco’s corporate headquarters in Denver, Colorado, and consisting of excess space not needed by Aimco, on exactly the same terms as Aimco leases the space. The Sublease does not provide any benefit to the entity, as other space in the building requires comparable rent. The Sublease provides some benefit to Aimco as it gives Aimco the ability to put the excess space to productive use. The entity has a lease term less favorable than Aimco’s lease with the landlord, in that Aimco has the option to terminate the Sublease at any time, for any or no reason, upon six months’ notice. The Sublease has a term that began on April 1, 2019, and ends on April 30, 2029, the same term as the Aimco lease. The annual amount of rent in the first year was $78,361, subject to annual increases. The aggregate amount of rent expected to be paid under the Sublease, assuming the entire lease term is fulfilled, is approximately $850,000. The Nominating, Environmental, Social, and Governance Committee reviewed the Sublease and determined that it is in the best interests of Aimco and its stockholders.

Related Person Transactions

In November 2019, Aimco confirmed an arrangement with Richard M. Powell, of R.M. Powell & Co., a contractor for Aimco since 1997 and father of Mr. Wes Powell, Director, President and CEO. Depending on the success of potential transactions identified by Mr. Richard Powell, he may earn fees in amounts in excess of $120,000. Pursuant to the Company’s related party transactions policy, the Nominating, Environmental, Social, and Governance Committee reviewed and approved the arrangement with Mr. Richard Powell, subject to the Committee’s subsequent review and approval of any specific transaction in which R.M. Powell & Co. provides services.

In March 2020, Elizabeth Likovich, the daughter of Mr. Considine, Director, became a full-time employee of the Company. Her compensation for 2021 was in line with the median for her peers, and consisted of $254,606 in base salary, $68,400 in STI, $4,222 in discretionary matching contributions under Aimco’s 401(k) plan, and $1,106,022 in equity awards vesting over four to five years. Prior to joining Aimco, Ms. Likovich held a similar position at a peer apartment company. Pursuant to the policy noted above, the Nominating, Environmental, Social, and Governance Committee reviewed and approved the employment of Ms. Likovich.

Independence of Directors

The Board has determined that to be considered independent, a director may not have a direct or indirect material relationship with Aimco or its subsidiaries (directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). A material relationship is one that impairs or inhibits, or has the potential to impair or inhibit, a director’s exercise of critical and disinterested judgment on behalf of Aimco and its stockholders. In determining whether a material relationship exists, the Board considers all relevant facts and circumstances, including whether the director or a family member is a current or former employee of the Company, family member relationships, compensation, business relationships and payments, and charitable contributions between Aimco and an entity with which a director is affiliated (as an executive officer, partner or substantial stockholder). The Board consults with the Company’s counsel to ensure that such determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent director,” including but not limited to those categorical standards set forth in Section 303A.02 of the listing standards of the New York Stock Exchange.

Consistent with these considerations, the Board has affirmatively determined that Messrs. Allen, Leupp, Miller, Stein, Stone, and Sykes and Mses. Gibson and Smith are independent directors are independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees

Below is information on the fees billed for services rendered by Ernst & Young LLP during the years ended December 31, 2021, and 2020.

Year Ended December 31,
	2021	2020
Aggregate fees billed for services	$ 1.77 million	$ 0.74 million (1)

Audit Fees:

Including fees associated with the audit of Aimco’s annual financial statements, internal controls, interim reviews of financial statements,

registration statements, comfort letters, and consents

	$ 1.75 million	$ 0.74 million (1)
Audit-Related Fees: Including fees related to benefit plan audits	$ --	$ --
Tax Fees: Tax consulting fees (2)	$ 0.02 million	$ --
All other fees	$ --	$ --

__________

(1)	Excludes amounts incurred by the Company prior to the Separation.
(2)	Tax consulting fees consist primarily of amounts attributable to routine advice related to REIT compliance.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.
(a)(2)	The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.
(a)(3)	Exhibits.

INDEX TO EXHIBITS (1) (2)

EXHIBIT NO.	DESCRIPTION

2.1

Separation and Distribution Agreement, effective as of December 15, 2020, by and among Apartment Investment Management Company, Aimco OP L.P., Apartment Income REIT Corp. and Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.) (Exhibit 2.1 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

3.1	Charter- Articles of Restatement (Exhibit 3.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by this reference)

3.2	Articles of Amendment of Apartment Investment and Management Company (Exhibit 3.1 to Aimco’s Current Report on Form 8-K, filed December 1, 2020, is incorporated herein by this reference)

3.3	Articles Supplementary of Apartment Investment Management Company (Exhibit 3.1 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

3.4	Amended and Restated Bylaws (Exhibit 3.2 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

4.1

Description of Aimco’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.1 to Aimco’s Annual Report on Form 10-K, filed March 12, 2021, is incorporated herein by this reference)

10.1

Amended and Restated Agreement of Limited Partnership of Aimco OP L.P., effective as of December 14, 2020 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.2

Credit Agreement, dated as of December 16, 2020, by and among Apartment Investment and Management Company, AIMCO OP L.P., certain subsidiary loan parties party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent, swingline loan lender and letter of credit issuing lender. (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, filed December 16, 2020, is incorporated herein by reference)

10.3	Aimco Severance Policy (Exhibit 99.1 to Aimco’s Current Report on Form 8-K filed February 22, 2018, is incorporated herein by reference)*

10.4

2007 Stock Award and Incentive Plan (Appendix A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007 is incorporated herein by this reference)*

10.5	Form of Restricted Stock Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, filed April 30, 2007, is incorporated herein by this reference)*

10.6	Form of Non-Qualified Stock Option Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, filed April 30, 2007, is incorporated herein by this reference)*

10.7

Aimco 2015 Stock Award and Incentive Plan (as amended and restated January 31, 2017) (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, filed January 31, 2017, is incorporated herein by this reference)*

10.8

Aimco Second Amended and Restated 2015 Stock Award and Incentive Plan (as amended and restated effective February 22, 2018) (Exhibit A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 8, 2018, is incorporated herein by reference)*

10.9

Form of Performance Restricted Stock Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.24 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by this reference)*

10.10

Form of Restricted Stock Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.25 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by this reference)*

10.11

Form of Non-Qualified Stock Option Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by this reference)*

10.12	Form of LTIP Unit Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, filed January 31, 2017, is incorporated herein by this reference)*

10.13

Form of Performance Vesting LTIP Unit Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.4 to Aimco’s Current Report on Form 8-K, filed January 31, 2017, is incorporated herein by this reference)*

10.14

Form of Non-Qualified Stock Option Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by this reference)*

10.15

Form of Performance Vesting LTIP II Unit Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.15 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, is incorporated herein by this reference)*

10.17

Employee Matters Agreement, effective as of December 15, 2020, by and among Apartment Investment Management Company, Aimco OP L.P., Apartment Income REIT Corp. and Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.) (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.18

Purchase Agreement, effective as of February 3, 2021, by and among AIMCO/Bethesda Holdings, Apartment Income REIT, L.P. (f/k/a Aimco Properties, L.P.), Aimco Development Company, LLC, Campus GP Holdings, LLC, Aimco OP L.P. and Aimco Properties, LLC

10.19

Master Services Agreement, effective as of December 15, 2020, by and among Apartment Investment Management Company, Aimco OP L.P., Apartment Income REIT Corp. and Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.) (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.20

Master Leasing Agreement, effective as of December 15, 2020, by and between Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.) and Aimco Development Company, LLC (Exhibit 10.4 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.21

Master Lease Agreement, dated as of December 15, 2020 (effective January 1, 2021), by and between AIMCO 50 Rogers Street, LLC and Prism Lessee, LLC (Exhibit 10.5 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.22

Master Lease Agreement, dated as of December 15, 2020 (effective January 1, 2021), by and between AIMCO Fitzsimons 3A Lessor, LLC and Fremont Lessee, LLC (Exhibit 10.6 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.23

Master Lease Agreement, dated as of December 15, 2020 (effective January 1, 2021), by and between MCZ/Centrum Flamingo II, L.L.C. and Flamingo North Lessee, LLC (Exhibit 10.7 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.24

Master Lease Agreement, dated as of December 15, 2020 (effective January 1, 2021), by and between AIMCO Leahy Square Apartments, LLC and 707 Leahy Lessee, LLC (Exhibit 10.8 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.25

Property Management Agreement, effective as of December 15, 2020, by and between James-Oxford Limited Partnership and AIR Property Management TRS, LLC (Exhibit 10.9 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.26

Property Management Agreement, effective as of December 15, 2020, by and between Aimco OP L.P. and AIR Property Management TRS, LLC (Exhibit 10.10 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.27

Property Management Agreement, effective as of December 15, 2020, by and between Aimco OP L.P. and AIR Property Management TRS, LLC (Exhibit 10.11 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.28

Property Management Agreement, effective as of December 15, 2020, by and between Aimco Development Company, LLC and AIR Property Management TRS, LLC (Exhibit 10.12 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.29

Mezzanine Note Agreement, effective as of December 14, 2020, by and among Aimco REIT Sub, LLC, AIMCO/Bethesda Holdings, Inc. and Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.) (Exhibit 10.13 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.30	Form of 5.2% Secured Mezzanine Note, made by Aimco REIT Sub, LLC (included in Exhibit 10.29)

10.31

First Amendment to Master Lease Agreement, dated April 15, 2021, by and between MCZ/Centrum Flamingo II, L.L.C. and Flamingo North Lessee, LLC. (Exhibit 10.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, is incorporated herein by this reference)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm - Aimco

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco Operating Partnership

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Aimco

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Aimco

32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Aimco Operating Partnership

101

The following materials from Aimco’s and Aimco Operating Partnership’s consolidated Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity and consolidated statements of partners’ capital; (v) consolidated statements of cash flows; (vi) notes to the consolidated financial statements; and (vii) financial statement schedule (3)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Schedule and similar exhibits to the exhibits have been omitted but will be provided to the Securities and Exchange Commission or its staff upon request.
(2)	The Commission file numbers for exhibits is 001-13232 (Aimco) and 0-24497 (Aimco Operating Partnership).
*	Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

By:	/s/ Wesley W. Powell
Wesley W. Powell
Director, President and Chief Executive Officer
Date:	March 1, 2022

AIMCO OP L.P.

By:	Aimco OP GP, LLC, its General Partner
/s/ Wesley W. Powell
Wesley W. Powell Director, President and Chief Executive Officer
Date:	March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.
By: Aimco OP GP, LLC, its General Partner

/s/ WESLEY W. POWELL	Director, President and Chief Executive Officer	March 1, 2022
Wesley W. Powell	(principal executive officer)

/s/ H. LYNN C. STANFIELD	Executive Vice President and	March 1, 2022
H. Lynn C. Stanfield	Chief Financial Officer (principal financial and accounting officer)

/s/ ROBERT A. MILLER	Chairman of the Board of Directors	March 1, 2022
Robert A. Miller

/s/ QUINCY L. ALLEN	Director	March 1, 2022
Quincy L. Allen

/s/ TERRY CONSIDINE	Director	March 1, 2022
Terry Considine

/s/ PATRICIA L. GIBSON	Director	March 1, 2022
Patricia L. Gibson

/s/ JAY PAUL LEUPP	Director	March 1, 2022
Jay Paul Leupp

/s/ DEBORAH SMITH	Director	March 1, 2022
Deborah Smith

/s/ MICHAEL A. STEIN	Director	March 1, 2022
Michael A. Stein

/s/ R. DARY STONE	Director	March 1, 2022
R. Dary Stone

/s/ KIRK A. SYKES	Director	March 1, 2022
Kirk A. Sykes

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Apartment Investment and Management Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022, expressed an unqualified opinion thereon.

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

During 2021 the Company acquired the Eldridge Townhomes for total consideration of $40 million. As more fully described in Note 2 and summarized in Note 3 to the consolidated financial statements, the total consideration for this asset acquisition was allocated to land, buildings and improvements, intangible assets, and intangible liabilities, based upon their relative fair values.

Auditing the Company’s allocation of cost for this asset acquisition involved a higher degree of judgment due to the subjective nature of the assumptions used in determining the relative fair values of the assets acquired. The significant assumptions used to estimate the fair value of these acquired tangible assets includes market comparable prices for similar land parcels and estimated replacement costs for buildings.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s allocation of cost of this asset acquisition on a relative fair value basis to the assets acquired and liabilities assumed. This included testing controls over management’s review of the significant assumptions described above.

For the Company’s asset acquisition, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying data used in the estimates of fair value. With the assistance of our valuation specialists, we compared the significant assumptions described above to observable market data and published industry resources. For example, we compared management’s land value assumptions and estimated building replacement costs to observable market transactions for similar properties.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2020.

Denver, Colorado

March 1, 2022

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2021 and 2020

(In thousands)

	2021	2020
ASSETS
Buildings and improvements	$1,257,214	$995,116
Land	534,285	505,153
Total real estate	1,791,499	1,500,269
Accumulated depreciation	(561,115)	(495,010)
Net real estate	1,230,384	1,005,259
Cash and cash equivalents	233,374	289,582
Restricted cash	11,208	9,153
Mezzanine investment	337,797	307,362
Interest rate options	25,657	13,315
Unconsolidated real estate partnerships	13,025	12,829
Notes receivable	38,029	37,045
Right-of-use lease assets	429,768	92,709
Due from affiliates	4,840	4,333
Other assets, net	110,019	68,905
Total assets	$2,434,101	$1,840,492

LIABILITIES AND EQUITY
Non-recourse property debt, net	$483,137	$447,967
Construction loans, net	163,570	—
Notes payable to AIR	534,127	534,127
Total indebtedness	1,180,834	982,094
Deferred tax liabilities	124,747	131,560
Lease liabilities	435,093	86,781
Due to affiliates	15,738	5,897
Accrued liabilities and other	81,662	70,806
Total liabilities	1,838,074	1,277,138

Redeemable noncontrolling interests in consolidated real estate partnerships	33,794	4,263
Commitments and contingencies (Note 14)
Equity:
Common Stock, $0.01 par value, 510,587,500 shares authorized at both December 31, 2021 and 2020, and 149,818,021 and 149,036,263 shares issued and outstanding at December 31, 2021 and 2020, respectively	1,498	1,490
Additional paid-in capital	521,842	515,127
Accumulated deficit	(22,775)	(16,839)
Total Aimco equity	500,565	499,778
Noncontrolling interests in consolidated real estate partnerships	35,213	31,877
Common noncontrolling interests in Aimco Operating Partnership	26,455	27,436
Total equity	562,233	559,091
Total liabilities and equity	$2,434,101	$1,840,492

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2021, 2020, and 2019

(In thousands)

	2021	2020	2019
REVENUES:
Rental and other property revenues	$169,836	$151,451	$143,692

OPERATING EXPENSES:
Property operating expenses	67,613	61,514	57,541
Depreciation and amortization	84,712	77,965	64,030
Impairment	—	15,860	—
General and administrative expenses	33,151	10,469	7,062
Total operating expenses	185,476	165,808	128,633

Interest income	2,277	110	26
Interest expense	(52,902)	(27,512)	(18,598)
Mezzanine investment income, net	30,436	27,576	1,531
Unrealized gains on interest rate options	6,509	1,058	—
Income from unconsolidated real estate partnerships	973	808	935
Other income (expenses), net	9,797	(3,603)	(2,141)
Loss before income tax benefit	(18,550)	(15,920)	(3,188)
Income tax benefit	13,570	10,149	3,301
Net (loss) income	(4,980)	(5,771)	113
Noncontrolling interests:
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(91)	457	191
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(1,136)	4	15
Net loss (income) attributable to common noncontrolling interests in Aimco Operating Partnership	297	269	(15)
Net (loss) income attributable to Aimco	$(5,910)	$(5,041)	$304

Net (loss) income attributable to Aimco per common share – basic	$(0.04)	$(0.03)	$0.00
Net (loss) income attributable to Aimco per common share – diluted	$(0.04)	$(0.03)	$0.00

Weighted-average common shares outstanding – basic	149,480	148,569	148,549
Weighted-average common shares outstanding – diluted	149,480	148,569	148,569

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2021, 2020, and 2019

(In thousands)

	Common Stock						Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Accumulated Deficit	Aimco Predecessor Equity	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2018	—	$—	$—	$—	$227,180	$227,180	$123	$173	$227,476
Net income attributable to Aimco Predecessor, net	—	—	—	—	304	304	—	—	304
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	(15)	—	(15)
Net loss attributable to common noncontrolling interests in Aimco Operating Partnership	—	—	—	—	—	—	—	15	15
Contributions from Aimco Predecessor, net	—	—	—	—	285,780	285,780	—	—	285,780
Balances at December 31, 2019	—	—	—	—	513,264	513,264	108	188	513,560
Net income attributable to Aimco Predecessor	—	—	—	—	11,798	11,798	—	—	11,798
Net loss attributable to Aimco common stockholders (1)	—	—	—	(16,839)	—	(16,839)	—	—	(16,839)
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	(4)	—	(4)
Net loss attributable to common noncontrolling interests in Aimco Operating Partnership	—	—	—	—	—	—	—	(269)	(269)
Contributions from Aimco Predecessor, net	—	—	—	—	18,249	18,249	—	—	18,249
Issuance of equity in connection with Separation	148,866	1,488	514,306	—	(543,311)	(27,517)	—	27,517	—
Contributions from noncontrolling interests	—	—	—	—	—	—	31,773	—	31,773
Other Common Stock issuances	170	2	821	—	—	823	—	—	823
Balances at December 31, 2020	149,036	1,490	515,127	(16,839)	—	499,778	31,877	27,436	559,091
Net loss attributable to Aimco	—	—	—	(5,910)	—	(5,910)	—	—	(5,910)
Net income attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	1,136	—	1,136
Net loss attributable to common noncontrolling interests in Aimco Operating Partnership	—	—	—	—	—	—	—	(297)	(297)
Common Stock issued on redemption of OP Units	595	6	1,305	—	—	1,311	—	(1,311)	—
Cash paid on redemption of OP Units	—	—	—	—	—	—	—	(76)	(76)
Share-based compensation expense	—	—	2,972	—	—	2,972	—	745	3,717
Distribution to noncontrolling interests in consolidating real estate partnerships	—	—	—	—	—	—	(1,157)	—	(1,157)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	3,370	—	3,370
Other Common Stock issuances	246	2	1,070	—	—	1,072	—	—	1,072
Other, net	(59)	—	1,368	(26)	—	1,342	(13)	(42)	1,287
Balances at December 31, 2021	149,818	$1,498	$521,842	$(22,775)	$—	$500,565	$35,213	$26,455	$562,233

(1) Net income earned from January 1, 2020 through December 14, 2020 is attributable to Aimco Predecessor as it was the sole shareholder prior to December 15, 2020.

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,980)	$(5,771)	$113
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	84,712	77,965	64,030
Income from unconsolidated real estate partnerships	(973)	(808)	(935)
Unrealized (gains) losses on interest rate options	(6,509)	1,058	—
Income tax benefit	(13,570)	(10,149)	(3,301)
Impairment	—	15,860	—
Amortization of debt issuance costs and other	1,384	368	446
Mezzanine investment, net	(30,436)	(27,576)	(1,531)
Share based compensation	5,271	—	—
Changes in operating assets and operating liabilities:
Other assets	(18,411)	(1,873)	1,652
Accrued liabilities and other	(3,902)	(1,228)	(2,545)
Total adjustments	17,566	53,617	57,816
Net cash provided by operating activities	12,586	47,846	57,929
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(69,601)	(107,908)	(95,895)
Capital expenditures	(177,809)	(23,889)	(39,334)
Payment for mezzanine investment and related transaction costs	—	—	(277,627)
Other investing activities	(24,000)	2,472	—
Net cash used in investing activities	(271,410)	(129,325)	(412,856)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from construction loans	165,170	—	—
Proceeds from non-recourse property debt	59,757	40,000	62,480
Principal repayments on non-recourse property debt	(24,383)	(84,193)	(57,875)
Proceeds from notes payable to AIR	—	—	66,295
Purchase of interest rate options	(5,905)	(12,245)	—
Payments on financing leases	(10,855)	—	—
Change in Aimco Predecessor investment, net	—	420,929	285,745
Contribution from noncontrolling interests in consolidated real estate partnerships	212	20,106	4,911
Contribution from redeemable interests in real estate partnerships	29,440	—	—
Other financing activities	(8,765)	(14,503)	(1,314)
Net cash provided by financing activities	204,671	370,094	360,242
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(54,153)	288,615	5,315
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	298,735	10,120	4,805
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$244,582	$298,735	$10,120

See notes to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of

Aimco OP L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aimco OP L.P. (the Partnership) as of December 31, 2021 and 2020, the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

During 2021 the Partnership acquired the Eldridge Townhomes for total consideration of $40 million. As more fully described in Note 2 and summarized in Note 3 to the consolidated financial statements, the total consideration for this asset acquisition was allocated to land, buildings and improvements, intangible assets, and intangible liabilities, based upon their relative fair values.

Auditing the Partnership’s allocation of cost for this asset acquisition involved a higher degree of judgment due to the subjective nature of the assumptions used in determining the relative fair values of the assets acquired.  The significant assumptions used to estimate the fair value of these acquired tangible assets includes market comparable prices for similar land parcels and estimated replacement costs for buildings and improvements.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s allocation of cost of this asset acquisition on a relative fair value basis to the assets acquired and liabilities assumed. This included testing controls over management’s review of the significant assumptions described above.

For the Partnership’s asset acquisition, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying data used in the estimates of fair value. With the assistance of our valuation specialists, we compared the significant assumptions described above to observable market data and published industry resources. For example, we compared management’s land value assumptions and estimated building replacement costs to observable market transactions for similar properties.

/s/ Ernst & Young LLP

We have served as the Partnership's auditor since 2020.

Denver, Colorado

March 1, 2022

AIMCO OP L.P.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2021 and 2020

(In thousands)

	2021	2020
ASSETS
Buildings and improvements	$1,257,214	$995,116
Land	534,285	505,153
Total real estate	1,791,499	1,500,269
Accumulated depreciation	(561,115)	(495,010)
Net real estate	1,230,384	1,005,259
Cash and cash equivalents	233,374	289,582
Restricted cash	11,208	9,153
Mezzanine investment	337,797	307,362
Interest rate options	25,657	13,315
Unconsolidated real estate partnerships	13,025	12,829
Notes receivable	38,029	37,045
Right-of-use lease assets	429,768	92,709
Due from affiliates	4,840	4,333
Other assets, net	110,019	68,905
Total assets	$2,434,101	$1,840,492

LIABILITIES AND PARTNERS' CAPITAL
Non-recourse property debt, net	$483,137	$447,967
Construction loans, net	163,570	—
Notes payable to AIR	534,127	534,127
Total indebtedness	1,180,834	982,094
Deferred tax liabilities	124,747	131,560
Lease liabilities	435,093	86,781
Due to affiliates	15,738	5,897
Accrued liabilities and other	81,662	70,806
Total liabilities	1,838,074	1,277,138

Redeemable noncontrolling interests in consolidated real estate partnerships	33,794	4,263
Commitments and contingencies (Note 14)
Partners' capital:
General Partner and Special Limited Partner	500,565	499,778
Limited Partners	26,455	27,436
Partners' capital attributable to Aimco Operating Partnership	527,020	527,214
Noncontrolling interests in consolidated real estate partnerships	35,213	31,877
Total partners' capital	562,233	559,091
Total liabilities and partners' capital	$2,434,101	$1,840,492

See notes to the consolidated financial statements.

AIMCO OP L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2021, 2020, and 2019

(In thousands)

	2021	2020	2019
REVENUES:
Rental and other property revenues	$169,836	$151,451	$143,692
OPERATING EXPENSES:
Property operating expenses	67,613	61,514	57,541
Depreciation and amortization	84,712	77,965	64,030
Impairment	—	15,860	—
General and administrative expenses	33,151	10,469	7,062
Total operating expenses	185,476	165,808	128,633

Interest income	2,277	110	26
Interest expense	(52,902)	(27,512)	(18,598)
Mezzanine investment income, net	30,436	27,576	1,531
Unrealized gains on interest rate options	6,509	1,058	—
Income from unconsolidated real estate partnerships	973	808	935
Other income (expenses), net	9,797	(3,603)	(2,141)
Loss income before income tax benefit	(18,550)	(15,920)	(3,188)
Income tax benefit	13,570	10,149	3,301
Net (loss) income	(4,980)	(5,771)	113
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(91)	457	191
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(1,136)	4	15
Net (loss) income attributable to the Aimco Operating Partnership	$(6,207)	$(5,310)	$319

Net (loss) income attributable to the Aimco Operating Partnership per common unit - basic	$(0.04)	$(0.03)	$0.00
Net (loss) income attributable to the Aimco Operating Partnership per common unit - diluted	$(0.04)	$(0.03)	$0.00

Weighted-average common units outstanding – basic	157,701	156,500	156,480
Weighted-average common units outstanding – diluted	157,701	156,500	156,500

See notes to consolidated financial statements.

AIMCO OP L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Years Ended December 31, 2021, 2020, and 2019

(In thousands)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Aimco Predecessor Capital	Total Partners’ Capital
Balances at December 31, 2018	$—	$173	$173	$123	$227,180	$227,476
Net income attributable to Aimco Predecessor	—	15	15	—	304	319
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	(15)	—	(15)
Contributions from Aimco Predecessor, net	—	—	—	—	285,780	285,780
Balances at December 31, 2019	—	188	188	108	513,264	513,560
Net income attributable to Aimco Predecessor (1)	—	662	662	—	11,798	12,460
Net loss attributable to Aimco Operating Partnership	(16,839)	(931)	(17,770)	—	—	(17,770)
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	(4)	—	(4)
Contributions from Aimco Predecessor, net	—	—	—	—	18,249	18,249
Issuance of partners' capital in connection with Separation	515,794	27,517	543,311	—	(543,311)	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	31,773	—	31,773
Other issuances of common partnership units to Aimco	823	—	823	—	—	823
Balances at December 31, 2020	$499,778	$27,436	$527,214	$31,877	$—	$559,091
Net loss attributable to Aimco Operating Partnership	(5,910)	(297)	(6,207)	—	—	(6,207)
Net income attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	1,136	—	1,136
Common Stock issued on redemption of OP Units	1,311	(1,311)	—	—	—	—
Cash paid on redemption of OP Units	—	(76)	(76)	—	—	(76)
Share-based compensation expense	2,972	745	3,717	—	—	3,717
Distribution to noncontrolling interests in consolidating real estate partnerships	—	—	—	(1,157)	—	(1,157)
Contributions from noncontrolling interests in consolidated real estate partnerships, net of offering costs	—	—	—	3,370	—	3,370
Other Common Stock issuances	1,072	—	1,072	—	—	1,072
Other, net	1,342	(42)	1,300	(13)	—	1,287
Balances at December 31, 2021	$500,565	$26,455	$527,020	$35,213	$—	$562,233

(1) Net income earned from January 1, 2020 through December 14, 2020 is attributable to Aimco Predecessor as it was the sole partner prior to December 15, 2020.

See notes to the consolidated financial statements

AIMCO OP L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021, 2020, and 2019

(In thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,980)	$(5,771)	$113
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	84,712	77,965	64,030
Income from unconsolidated real estate partnerships	(973)	(808)	(935)
Unrealized (gains) losses on interest rate options	(6,509)	1,058	—
Income tax benefit	(13,570)	(10,149)	(3,301)
Impairments	—	15,860	—
Amortization of debt issuance costs and other	1,384	368	446
Mezzanine investment, net	(30,436)	(27,576)	(1,531)
Share based compensation	5,271	—	—
Changes in operating assets and operating liabilities:
Other assets	(18,411)	(1,873)	1,652
Accrued liabilities and other	(3,902)	(1,228)	(2,545)
Total adjustments	17,566	53,617	57,816
Net cash provided by operating activities	12,586	47,846	57,929
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(69,601)	(107,908)	(95,895)
Capital expenditures	(177,809)	(23,889)	(39,334)
Payment for mezzanine investment and related transaction costs	—	—	(277,627)
Other investing activities	(24,000)	2,472	—
Net cash used in investing activities	(271,410)	(129,325)	(412,856)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from construction loans	165,170	—	—
Proceeds from non-recourse property debt	59,757	40,000	62,480
Principal repayments on non-recourse property debt	(24,383)	(84,193)	(57,875)
Proceeds from notes payable to AIR	—	—	66,295
Purchase of interest rate options	(5,905)	(12,245)	—
Payments on financing leases	(10,855)	—	—
Change in Aimco Predecessor investment, net	—	420,929	285,745
Contribution from noncontrolling interests in consolidated real estate partnerships	212	20,106	4,911
Contribution from redeemable interests in real estate partnerships	29,440
Other financing activities	(8,765)	(14,503)	(1,314)
Net cash provided by financing activities	204,671	370,094	360,242
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(54,153)	288,615	5,315
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	298,735	10,120	4,805
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$244,582	$298,735	$10,120

See notes to the consolidated financial statements

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Note 1 — Organization

Apartment Investment and Management Company (“Aimco”), a Maryland corporation incorporated on January 10, 1994, is a self-administered and self-managed real estate investment trust (“REIT”). Aimco, through a wholly-owned subsidiary, is the general partner and directly is the special limited partner of Aimco OP L.P. (“Aimco Operating Partnership”).

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

All separation related transactions between Aimco and Aimco Predecessor are considered effectively settled through partners’ capital in our consolidated financial statements, other than the Notes Payable to AIR as discussed in Note 7. The settlement of these transactions is reflected as contributions from Aimco Predecessor, net in our consolidated statements of equity and partners’ capital and net change in Aimco Predecessor invesment in financing activity in our consolidated statements of cash flows.

Business

Aimco, through a wholly owned subsidiary, is the general and special limited partner of Aimco Operating Partnership. As of December 31, 2021, Aimco owned 93.1% of the legal interest in the common partnership units of Aimco Operating Partnership and 95.0% of the economic interest in Aimco Operating Partnership. The remaining 6.9% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

We own or lease a portfolio of real estate investments focused primarily on the U.S. multifamily sector. These real estate investments include a portfolio of 29 operating apartment communities (25 consolidated properties with 6,125 apartment homes and four unconsolidated properties), diversified by both geography and price point, in ten major U.S. markets; one commercial office building owned as part of a land assemblage; three residential apartment communities, with 1,331 planned apartment homes, a single family rental community, with 16 planned homes plus eight accessory dwelling units, and one hotel, with 106 planned rooms, that we are actively developing or redeveloping; land parcels held for development; and three residential apartment communities with 499 apartment homes, for which we have completed the redevelopment and are in lease-up, but have not achieved stabilization. In addition, we hold other opportunistic and alternative investments, including our Mezzanine investment; our IQHQ investment; and our investment in real estate technology funds.

Any reference to the number of apartment communities and homes, square footage, or occupancy percentage in these notes to our consolidated financial statements are unaudited.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Aimco, Aimco Operating Partnership, and their consolidated subsidiaries. Aimco Operating Partnership’s consolidated financial statements include the accounts of Aimco Operating Partnership and its consolidated subsidiaries. All significant intercompany balances have been eliminated in consolidation.

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

Principles of Consolidation

We consolidate variable interest entities (“VIE”), in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Refer to Note 6 for further information.

Allocations

The 2020 consolidated statements of operations include allocations of general and administrative expenses from Aimco Predecessor, as discussed in Note 5 —Transactions with AIR. We consider the basis on which expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. However, the allocations may not include all of the actual expenses that we would have incurred and may not reflect our consolidated results of operations, financial position, and cash flows had it been a stand-alone company during the periods presented. Actual costs that might have been incurred had we been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions we might have performed ourselves or outsourced, and strategic decisions we might have made in areas such as information technology and infrastructure. Following the Separation, AIR, through its subsidiaries, provides Aimco with certain property management and other services, and we perform certain functions using our own resources or purchase services from third parties.

Common Noncontrolling Interests in Aimco Operating Partnership

Common noncontrolling interests in Aimco Operating Partnership consist of common OP Units (“OP Units”) and are reflected in Aimco’s accompanying consolidated balance sheets as common noncontrolling interests in Aimco Operating Partnership. Aimco Operating Partnership’s income or loss is allocated to the holders of common OP Units, other than Aimco, based on the weighted-average number of common OP Units (including Aimco) outstanding during the period. For the years ended December 31, 2021, 2020, and 2019, the holders of common OP Units had a weighted-average economic ownership interest in Aimco Operating Partnership of approximately 5.0%. Please refer to Note 10 for further information regarding the items comprising common noncontrolling interests in Aimco Operating Partnership. Substantially all of the assets and liabilities of Aimco are held by Aimco Operating Partnership.

Redeemable Noncontrolling Interests in Consolidated Real Estate Partnerships

Redeemable noncontrolling interests consists of equity interests held by a limited partner in a consolidated real estate partnership that has a finite life. We generally attribute to noncontrolling interests their share of income or loss of consolidated partnerships based on their proportionate interest in the results of operations of the partnerships, including their share of losses even if such attribution results in a deficit noncontrolling interest balance within our equity accounts.

If a consolidated real estate partnership includes redemption rights that are not within our control, the noncontrolling interest is included as temporary equity. If the redemption right is not currently redeemable but probable of being redeemable in the future, changes in redemption value are recognized each quarter with the change in value being reflected in additional paid-in-capital.

The assets of our consolidated real estate partnerships must first be used to settle the liabilities of the consolidated real estate partnerships. The consolidated real estate partnership’s creditors do not have recourse to the general credit of Aimco Operating Partnership.

The following table represents a reconciliation of our redeemable noncontrolling interests in consolidated real estate partnership during the year ended December 31, 2021 (in thousands):

Balance at December 31, 2020	$4,263
Capital contributions	29,440
Net income	91
Balance at December 31, 2021	$33,794

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

We assess the recoverability of our equity method investments if there are indicators of potential impairment. We did not recognize any such impairments of our equity method investments during the years ended December 31, 2021, 2020, and 2019.

Mezzanine Investment

On November 26, 2019, Aimco Predecessor made a five-year, $275.0 million mezzanine loan to the partnership owning the “Parkmerced Apartments,” located in southwest San Francisco (the “Mezzanine Investment”). The loan bears interest at a 10% annual rate, accruing if not paid from property operations. Ownership of the subsidiaries that originated and hold the mezzanine loan was retained by AIR following the Separation.

The Separation Agreement provides for AIR to transfer ownership of the subsidiaries that originated and hold the mezzanine loan, a related equity option to acquire a 30% interest in the partnership owning Parkmerced Apartments and the interest rate option, or swaption, that provides partial protection against future refinancing risk through 2024 to Aimco once required consents to transfer are received. At the time of the Separation and as of the date of this filing, legal title of these subsidiaries has not yet transferred to Aimco. Until legal title of the subsidiaries is transferred, AIR is obligated to pass payments on such loan to us, and we are obligated to indemnify AIR against any costs and expenses related thereto. We have the risks and rewards of ownership of the Mezzanine Investment and have recognized an asset related to our right to receive the Mezzanine Investment from AIR.

We recognize as income the net amounts earned on the mezzanine loan by AIR on its equity investment that are due to be paid to us when collected to the extent the income is supported by the change in AIR’s claim to the net assets of the underlying borrower. The income recognized primarily represents the interest accrued under the terms of the underlying mezzanine loan.

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

For the each of the years ended December 31, 2021, 2020, and 2019, we capitalized to buildings and improvements $21.3 million, $1.0 million, and $0.2 million of interest costs, respectively. For the years ended December 31, 2021, 2020, and 2019, we capitalized to buildings and improvements $20.9 million, $2.7 million, and $4.1 million of indirect costs, respectively.

Gain or Loss on Dispositions

Gain or loss on dispositions are recognized when we no longer hold a controlling financial interest in the real estate and sufficient consideration has been received. Upon disposition, the related assets and liabilities are derecognized, and the gain or loss on disposition is recognized as the difference between the carrying amount of those assets and liabilities and the value of consideration received. There were no dispositions in the years ended December 31, 2021, 2020, and 2019.

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

In connection with the Separation, we entered into a sublease of office space within our corporate offices to AIR at then-current market rents. Based on an analysis of the estimated undiscounted cash flows relative to the sublease arrangement, we evaluated the recoverability of the assets associated with the subleased space, including, the right-of-use asset, tenant improvements and furniture, fixtures and equipment and concluded the subleased assets were impaired. We recorded an impairment charge of $11.0 million in our consolidated statements of operations for the year ended December 31, 2020. There were no such impairments for the years ended December 31, 2021, and 2019.

In connection with the Separation, we entered into a software license agreement with AIR to provide for the use of certain internally developed software at then-current market rates. Based on an analysis of the estimated undiscounted cash flows relative to the carrying value of the internally developed software, we concluded the assets were impaired. Additionally, following an evaluation of the future service potential of certain other internal software that was under development, we ceased development and impaired the associated carrying value. We recorded an aggregate impairment charge of $4.9 million in our consolidated statements of operations for the year ended December 31, 2020. There were no such impairments for the years ended December 31, 2021, and 2019.

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

Supplemental cash flow information for the years ended December 31, 2021, 2020 and 2019 is as follows:
	2021	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$43,800	$22,152	$17,748
Cash paid for income taxes	2,941	9,216	1,773
Non-cash transactions associated with the acquisition of real estate:
Non-recourse property debt assumed in connection with the acquisition of real estate	—	—	66,779
Contributions from Aimco Predecessor	—	955	—
Contribution from noncontrolling interest in consolidated real estate partnerships	3,159	11,667	—
Net liabilities assumed in connection with the acquisition of real estate	(310)	—	—
Deferred tax liability assumed in connection with the acquisition of real estate	—	—	148,809
Other non-cash transactions:
Accrued capital expenditures (at end of period)	24,045	1,641	1,966
Issuance of notes payable to AIR in connection with the Separation	—	534,127	—
Contributions from Aimco Predecessor, net	—	131,447	—

Restricted Cash

Restricted cash consists of tenant security deposits, capital replacement reserves, insurance reserves, and cash restricted as required by our debt agreements.

Other Assets

As of December 31, 2021, and 2020, other assets were comprised of the following amounts (in thousands):

	2021	2020
Intangible lease assets, net	$3,269	$7,264
Accounts receivable, net of allowances of $1,285 and $1,467 as of December 31, 2021 and 2020, respectively	2,469	2,660
Prepaid expenses and real estate taxes	20,516	13,342
Other investments	45,386	14,793
Corporate fixed assets	9,855	12,860
Deferred tax assets	6,388	-
Deferred costs, deposits, and other	22,136	17,986
Total other assets, net	$110,019	$68,905

Intangibles

Intangible lease assets are included in other assets, net and intangible lease liabilities are included in accrued liabilities and other on the consolidated balance sheets. The following table details intangible lease assets and liabilities, net of accumulated amortization, for the years ended December 31, 2021, and 2020 (in thousands).

	2021	2020
In-place leases and leasing costs	$15,686	$17,203
Above-market leases	1,058	146
Less: accumulated amortization	(13,475)	(10,085)
Intangible lease assets, net	$3,269	$7,264

Below-market leases	$4,175	$4,886
Less: accumulated amortization	(3,093)	(2,366)
Intangible lease liabilities, net	$1,082	$2,520

Based on the balance of intangible lease assets and liabilities as of December 31, 2021 the net aggregate amortization for the next five years and thereafter is expected to be as follows (in thousands).

	In-place leases and leasing costs	Below-market leases
2022	$2,504	$878
2023	624	174
2024	141	30
2025	—	—
2026	—	—
Thereafter	—	—
Total future amortization	$3,269	$1,082

Accounts Receivable, net and Straight-line rent

We present our accounts receivable and straight-line rent receivable net of allowances for amounts that may not be collected. The allowance is determined based on an assessment on whether substantially all of the amounts due from the resident or tenant is probable of collection. This includes a specific tenant analysis and aging analysis.

Deferred Leasing Costs

In accordance with the adoption of Accounting Standard Codification (“ASC”) 842, we defer leasing costs incremental to a lease that we would not have incurred if the contract had not been obtained. Amortization of these costs over the lease term on the same basis as lease income, is included in depreciation and amortization.

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

Certain of Aimco’s operations or a portion thereof, including property management and risk management, are conducted through taxable REIT subsidiaries, which are our subsidiaries of Aimco Operating Partnership, and each of which we refer to as a TRS. A TRS is a corporate subsidiary that has elected to be a TRS instead of a REIT and, as such, is subject to United States federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents and investment partners that cannot be offered directly by a REIT. We also use TRS entities to hold investments in certain apartment communities.

For our TRS entities, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for United States federal income tax purposes and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine it is more likely than not that the assets will not be realized. We assess the need for a valuation allowance against our deferred tax assets through a review of the reversals of temporary differences, available tax planning strategies, future taxable income, and considering all available positive and negative evidence. We recognize the tax consequences associated with intercompany transfers between Aimco Operating Partnership and TRS entities when such transactions occur. Please refer to Note 8 for further information about our income taxes.

Earnings per Share and per Unit

We and Aimco Operating Partnership calculate earnings per share and unit based on the weighted-average number of shares of common stock or common OP Units, participating securities, common stock or common unit equivalents and dilutive convertible securities outstanding during the period. Aimco Operating Partnership considers both common OP Units and equivalents, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit computations. Please refer to Note 11 for further information regarding earnings per share and unit computations.

Use of Estimates

The preparation of our consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts included in the consolidated financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Accounting Pronouncements Adopted in the Current Year

On January 2020, the FASB issued Accounting Standard Update (“ASU”) 2020-01, Investment – Equity Securities, (Topic 321), Investments – Equity Method and Joint Venture (Topic 323) and Derivatives and Hedging (Topic 815), which updated and addressed accounting for the transition into and out of the equity method and provided clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities, which was effective for us on January 1, 2021. Adoption of the standards update required changes to be made prospectively and early adoption was permitted. The adoption of this standard on January 1, 2021, did not have a material impact on our consolidated financial statements

On August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplified the accounting for certain financial instruments with characteristics of liabilities and equity and affects the diluted earnings per share calculation for instruments that may be settled in cash or shares, which was effective for us on January 1, 2021. Adoption of the standards update required changes to be made retrospectively and early adoption was permitted. The adoption of this standard on January 1, 2021, did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the LIBOR or by another reference rate expected to be discontinued because of reference rate reform. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued Accounting Standards Update 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”), which clarified the scope and application of the original guidance. We plan to adopt ASU 2020-04 and ASU 2021-01 when LIBOR is discontinued. We are currently evaluating the potential impact of adopting this guidance, but do not expect it to have a material impact on our consolidated financial statements due to the fact that we hold one month LIBOR debt instruments which are not expected to be discontinued in 2022.

In July 2021, the FASB issued ASU 2021-05 establishing Topic 842, Lessors - Certain Leases with Variable Lease Payments. ASU 2021-05 improves ASC 842 classification guidance as it relates to a lessor's accounting for certain leases with variable lease payments. This guidance requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if either a sales-type lease or direct financing lease classification would trigger a day-one loss. This guidance is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2021-05 on our consolidated financial statements.

Note 3 — Significant Transactions

Acquisitions

During the third quarter of 2021, we acquired from AIR the Eldridge Townhomes for $40.0 million based on an independent opinion of its value. The Eldridge Townhomes are a 58-unit townhome community located on 3.6 acres of land contiguous to our Elm Creek community in Elmhurst, Illinois, a western suburb of Chicago. To fund the acquisition of Eldridge Townhomes, we used proceeds from debt placement on the unencumbered Evanston Place asset in Evanston, Illinois. The allocation of consideration paid for this asset acquisition is included in the table below.

Number of townhomes	58

Purchase price	$40,000

Consideration allocated to land	$3,483
Consideration allocated to building and improvements	35,630
Consideration allocated to intangible assets (1)	913
Consideration allocated to below-market lease liabilities (2)	(26)
Total consideration	$40,000

(1)	Intangible assets include in-place leases and leasing costs with a weighted-average term of six months.
(2)	Below-market leases have a weighted-average term of six months.

During the year ended December 31, 2021, we also acquired eight land parcels adjacent to The Hamilton apartment community, located in Miami’s Edgewater neighborhood, for $19.3 million and we began major redevelopment of the existing apartment building at The Hamilton. The scope of our investment will completely renew the waterfront high-rise, which benefits from spacious apartment homes (averaging 1,411 square feet) and an abundance of outdoor and amenity space that was previously underutilized.

In February 2021, we acquired from AIR The Benson Hotel and Faculty Club development property for $6.2 million, net of outstanding construction liabilities of $0.9 million. The development property consists of land and initial construction costs. The project is expected to be completed in the first quarter of 2023.

During the year ended December 31, 2021, we also purchased seven acres of developable land in Colorado Springs, Colorado for $4.1 million that allows for the construction of up to 119 apartments and townhomes.

Upton Place JV

On December 4, 2020, we entered into a joint venture to acquire a 90% interest in a partnership (the “Upton Place JV”) with a third-party developer (“Developer”). The Upton Place JV was formed to construct Upton Place, a mixed-use development project which will create 689 apartment homes and approximately 100,000 square feet of commercial space in upper-northwest Washington, D.C. In conjunction with Upton Place JV, we entered into two 99-year ground leases with a third party for the land underlying the property.

Our commitment to fund equity at the inception of the joint venture totaled $105.0 million, of which $20.0 million was contributed by an AIR affiliate before the Separation.  AIR earns annual payments of $1.15 million on their equity.  AIR’s equity interest in the joint venture is presented as noncontrolling interests in consolidated real estate partnerships in the consolidated balance sheets. Also, during the year ended December 31, 2021, we entered into a preferred equity agreement with an institutional partner to fund $52.2 million in return for an accruing 9.7% rate of return.  The institutional partner’s equity interest in the joint venture is presented as redeemable noncontrolling interest in consolidated real estate in the consolidated balance sheets.   Of the $85.0 million commitment remaining at the Separation, $39.2 million and $5.2 million had been funded as of December 31, 2021 and 2020, respectively.

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

We evaluated the joint venture, concluded that we are the primary beneficiary and therefore consolidate the Upton Place JV. The Developer’s equity interest in the joint venture is presented as noncontrolling interests in consolidated real estate partnerships in the consolidated balance sheets. The Developer’s contingent option relative to its promote distribution is a liability. As of both December 31, 2021 and 2020, the Developer’s noncontrolling interest and promote distribution liability was $11.7 million.

Acquisition of The Hamilton

On August 25, 2020, we acquired The Hamilton, an apartment community and an adjacent land parcel located in Miami, Florida.

Summarized information regarding these acquisitions is set forth in the table below (in thousands):

Purchase price	$115,394
Capitalized transaction costs	5,136
Total consideration	120,530

Consideration allocated to land	$56,649
Consideration allocated to building and improvements	56,171
Right-of-use lease assets	92,787
Due from affiliate	705
Lease liabilities	(86,348)
Consideration allocated to intangible assets (1)	1,517
Consideration allocated to below-market lease liabilities (2)	(951)
Total consideration	$120,530

(1)  Intangible assets include in-place leases and leasing costs with a weighted-average term of six months.

(2)  Below-market leases have a weighted-average term of seven months.

Life Science Developer Investment

As of December 31, 2021 and 2020, we had a $35.8 million and a $12.5 million investment in, respectively, and as of December 31, 2021, a $14.2 million commitment to IQHQ, a privately-held life-sciences real estate development company. In addition, Aimco has the right to collaborate with IQHQ on any multifamily component at its future development sites. Subsequent to year end, we funded our remaining commitment.

Other Significant Transactions

Non-recourse Property Debt

We also closed on two non-recourse loans for $60.0 million during the year ended December 31, 2021. The loans have 10-year terms, and a weighted average fixed interest rate of 3.09%. Proceeds from the loans were used to fund the acquisition of Eldridge Townhomes for $40.0 million and other investment activities.

Fort Lauderdale Consolidated Joint Venture

In July 2021, Aimco entered into a joint venture with Kushner Companies to purchase three undeveloped land parcels located in downtown Fort Lauderdale, Florida, at a total contract price for the land of $49.0 million ($25.0 million at Aimco’s 51% share). Current zoning allows for the development of approximately three million square feet of multifamily homes and commercial space. The land purchase, which closed in January 2022, was funded primarily by a $40.0 million loan ($20.4 million at Aimco’s 51% share) that also closed in January 2022.

Note 4 — Leases

Revenue from Leases

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements and other services.

Our total lease income was comprised of the following amounts for all operating leases (in thousands):

	2021	2020	2019
Fixed lease income	$157,842	$140,140	$133,180
Variable lease income	11,487	11,192	9,929
Total lease income	$169,329	$151,332	$143,109

In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. Future minimum annual rental payments we will receive under commercial leases, excluding such extension options, are as follows as of December 31, 2021 (in thousands):

2022	$11,469
2023	8,183
2024	5,577
2025	3,308
2026	1,867
Thereafter	1,908
Total	$32,312

Generally, our residential leases do not provide extension options so the average remaining term is less than one year. Our commercial leases, as of December 31, 2021, have an average remaining term of 4.2 years.

Lessee Arrangements

We, as lessee, and AIR, as lessor, have entered into finance leases on five properties currently under construction or in lease-up. Four leases commenced January 1, 2021, two of which have rent escalations that start at the point the property reaches stabilization. Three of the leases have a term of 25 years, and one has a term of 10 years. During the year ended December 31, 2021, we, as lessee, and AIR, as lessor, entered into a finance lease for a 15-acre plot of land in the San Francisco Bay Area on which we began construction of 16 single family rental homes and 8 accessory dwelling units in June 2021. The lease commenced on June 1, 2021, and has a term of 25 years.

We have provided AIR with residual value guarantees aggregating to $250.8 million, which provide that if the residual value of the leased assets is less than the specified residual value guarantees at the earlier of lease expiration or termination, we are required to pay the difference. See Note 5 for further details.

As of December 31, 2021, operating and financing right-of-use assets of $5.1 million and $429.8 million, respectively, are included in other assets and right-of-use lease assets, respectively, in the consolidated balance sheets. For the year ended December 31, 2021, amortization related to our finance leases was $8.3 million, net of amounts capitalized. For the year ended December 31, 2021, interest expense related to our finance leases was $9.2 million, net of amount capitalized.

As of December 31, 2020, operating and financing right-of-use assets of $5.6 million and $92.7 million, respectively, are included in other assets and right-of-use lease assets, respectively, in the consolidated balance sheets. For the year ended December 31, 2020, finance leases related to development projects resulted in no amortization or interest expense, net of amounts capitalized.

As of December 31, 2021, Aimco’s operating leases and finance leases have weighted-average remaining terms of 7.4 years, and 38.5 years, respectively, and weighted-average discount rates of 3.1% and 5.4%, respectively.

When the rate implicit in the lease cannot be determined, we estimate the value of our lease liabilities using discount rates equivalent to the rates we would pay on a secured borrowing with terms similar to the leases. We determine if an arrangement is or contains a lease at inception. We have lease agreements with lease and non-lease components and have elected to not separate these components for all classes of underlying assets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Leases with initial terms greater than 12 months are recorded as operating or financing leases on the consolidated balance sheets.

During the year ended December 31, 2020, we entered into two 99-year ground leases for the land underlying the development site at Upton Place, a mixed-use development project which will create 689 apartment homes and approximately 100,000 square feet of commercial space in upper-northwest Washington, D.C, initially recording right-of-use lease assets and lease liabilities of $92.8 million and $86.3 million, respectively. We also have a lease for our corporate office. Substantially, all of the payments under our ground and office leases are fixed. We exclude options to extend the leases in our minimum lease terms unless the options are reasonably certain to be exercised. We sublease office space within our corporate office to AIR which is reflected in sublease income below. For the year ended December 31, 2021, we recognized $1.4 million of sublease income from AIR.

As of December 31, 2021, Aimco’s ground and office leases have weighted-average remaining terms of 98 years and 7.4 years, respectively, and weighted-average discount rates of 6.0% and 3.1%, respectively. Combined minimum annual lease payments under operating and financing leases, reconciled to the lease liabilities in our consolidated balance sheets, are as follows (in thousands):

	Sublease Income	Operating Lease Future Minimum Rent	Financing Leases Future Minimum Payments
2022	$1,393	$1,891	$27,197
2023	1,403	1,922	27,597
2024	1,413	1,935	28,597
2025	1,423	1,930	29,208
2026	1,433	1,960	30,300
Thereafter	3,526	4,624	1,613,950
Total	$10,591	$14,262	$1,756,849
Less: Discount		(1,599)	(1,321,756)
Total lease liabilities		$12,663	$435,093

For the year ended December 31, 2021, we capitalized $22.7 million of lease costs associated with active development and redevelopment projects on certain of the underlying property and ground lease assets. No lease costs were capitalized on leased assets for the year ended December 31, 2020.

Note 5 — Transactions with AIR

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

Master Services Agreement

We and AIR entered into a Master Services Agreement, in which AIR will provide us with customary administrative and support services. We are obligated to pay AIR the fully burdened costs in performing the services. We may terminate any or all services on 60 days’ prior written notice, and AIR may terminate individual services, at any time after December 31, 2023. During the year ended December 31, 2021, we incurred administrative and support fees of $2.4 million, which are included in general and administrative expenses in our consolidated statements of operations. We did not incur any fees during the year ended December 31, 2020.

Property Management Agreements

We entered into several Property Management Agreements with AIR, pursuant to which AIR will provide us with certain property management, property accounting and related services for the majority of our operating properties, and we will pay AIR a property management fee equal to 3% of each respective property’s revenue collected and such other fees as may be mutually agreed for various other services. The initial term of each Property Management Agreement is one-year, with automatic one-year renewal periods, unless either party elects to terminate at any time upon delivery of 60 days’ prior written notice to the other party before the end of the term. Neither party is obligated to pay to the other party a termination fee or other penalty upon such termination.

During the year ended December 31, 2021, we recorded property management and property accounting fees of $5.2 million, which we included in property operating expenses in our consolidated statements of operations. From Separation to December 31, 2020, we recorded property management and property accounting fees of $0.2 million.

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

Notes Payable to AIR

On December 14, 2020, we entered into $534.1 million of Notes Payable to AIR that are secured by a pledge of the equity interest in the entity that holds a portfolio of assets, however, certain of the assets secure existing senior loans of $242.6 million as of December 31, 2021. The notes mature on January 31, 2024 and bear interest at 5.2%, with accrued interest payable quarterly on January 1, April 1, July 1 and October 1, commencing on April 1, 2021. For the years ended December 31, 2021 and 2020, we recognized interest expense of $27.8 million and $1.3 million, respectively, associated with the Notes Payable to AIR. We made interest payments of $22.1 million which are included in interest payments on Notes Payable to AIR in operating activities in the consolidated statement of cash flows for the year ended December 31, 2021. Please refer to Note 7 for further details.

Expense Allocation

In preparing our consolidated financial statements for the periods prior to the Separation, certain expenses, including property operating expenses, depreciation and amortization, and general and administrative expenses, incurred at the corporate level that are attributable to us have been allocated on a carve-out basis. Expenses allocated for the years ended December 31, 2020, and 2019 were $9.8 million and $9.5 million, respectively. Depending on the nature of the expense, the allocation was based on Aimco’s relative share of total gross potential revenue, and the relative gross asset value of our communities as compared to the total gross potential revenue and gross asset value of all communities held by Aimco Predecessor, which we believe to be reasonable methodologies. These allocated expenses are centralized corporate costs for management and other services, including, but not limited to, executive oversight, treasury, finance, human resources, tax, accounting, financial reporting, information technology, and investor relations.

Due to and from AIR

As of December 31, 2021, we have amounts due to and from AIR of $15.7 million and $4.8 million, respectively. As of December 31, 2020, we had amounts due to and from AIR of $5.9 million and $3.6 million, respectively. The amounts due to AIR primarily consist of invoices paid on our behalf and accrued interest on the Notes Payable to AIR. The amounts due from AIR primarily consist of net cash flows generated by our operating properties.

Terry Considine Service Agreement/AIR Reimbursement

In conjunction with the Separation, we entered into an arrangement with AIR with respect to the services of Terry Considine, an Aimco Board member and our former Chief Executive Officer, for services to be rendered by Mr. Considine separate from his services as a Board member, including, but not limited to: (i) short and long-term strategic direction and advice; (ii) transition and executive support to officers; and (iii) advice and consultation with respect to strategic growth and acquisition activities. We are obligated for all base salary, short-term incentive amounts and long-term incentive amounts payable to Mr. Considine for the calendar year 2021 under the terms of his employment agreement with AIR that are in excess of $1 million, collectively.

During the third quarter of 2021, our Independent Directors set Mr. Considine’s target total compensation for 2021 for the services described above (including base compensation, short-term incentive, and long-term incentive) at $1.8 million, to be paid out in cash and equity. In addition, we estimate the total 2021 reimbursement to AIR, pursuant to the arrangement described above, to be $4.6 million for a combined total of $6.4 million. For the year ended December 31, 2021, we recorded $6.2 million of expense in the aggregate pursuant to these arrangements, which is included in general and administrative expense in our consolidated statements of operations. As of December 31, 2021, $4.6 million is included in the amount due to AIR.

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

Guarantee Liability

Pursuant to the terms of the Separation Agreement, legal liabilities that relate to occurrences prior to the Separation, including environmental liabilities related to properties that were no longer owned by Aimco or AIR at the time of the Separation are borne by Aimco Operating Partnership up to the first $17.5 million of such liabilities, in the aggregate, and borne by AIR Operating Partnership for any such liabilities in excess of $17.5 million.

On the date of Separation, we recognized a liability of $16.4 million, which represented the present value of the expected future cash flows required to settle the legal liabilities using an estimated market discount rate of 4.25%. The guarantee liability was systematically reduced as costs related to the legal liabilities were incurred.

On December 30, 2021, we executed an agreement with AIR to fulfill the obligation whereby we transferred funds to AIR in an amount equal the $17.5 million guarantee liability less amounts paid through December 30, 2021, for occurrences prior to the Separation. As a result of the final funding of the guarantee liability in connection with this agreement, we recorded $1.1 million of expense related to the unamortized discount, which is included in other income (expenses), net in our consolidated statements of operations.

Acquisitions from AIR

In February 2021, we acquired from AIR the Benson Hotel and Faculty Club. In August 2021, we acquired from AIR the Eldridge Townhomes. Refer to Note 3 for further details regarding these acquisitions.

Note 6 — Variable Interest Entities

We evaluate our investments in limited partnerships and similar entities in accordance with the consolidation guidance to determine whether each such entity is a VIE. The accounting standards related to the consolidation of VIEs require qualitative assessments to determine whether we are the primary beneficiary. The primary beneficiary analysis is based on power and economics. We conclude that we are the primary beneficiary and consolidate the VIE if we have both (i) the power to direct the activities of the VIE that most significantly influence the VIE's economic performance, and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Significant judgments and assumptions related to the determinations include, but not limited to, estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

Aimco consolidates Aimco Operating Partnership, a VIE of which Aimco is the primary beneficiary. Aimco, through Aimco Operating Partnership, consolidates all VIEs for which it is the primary beneficiary. Substantially all of the assets and liabilities of Aimco are that of Aimco Operating Partnership.

The VIEs that Aimco Operating Partnership consolidates own interests in real estate or commitments to acquire real estate. We are the primary beneficiary for the VIEs because we have the power to direct the activities that most significantly impact the entities’ economic performance and have a substantial economic interest. We have six unconsolidated VIEs for which we are not the primary beneficiary because we are not the decision maker. The six unconsolidated VIEs include four unconsolidated real estate partnerships that hold four apartment communities in San Diego, California, and the Mezzanine Investment.

The details of our consolidated and unconsolidated VIEs, excluding those of Aimco Operating Partnership, are summarized in the table below as of December 31, 2021 and 2020 (in thousands, except for VIE count).

	December 31, 2021		December 31, 2020
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Count of VIEs	9	6	2	6
Assets:
Real estate, net	$564,909	$—	$310,552	$—
Mezzanine investment	—	337,797	—	307,362
Right-of-use lease assets	429,768	—	92,709	—
Unconsolidated real estate partnerships	—	13,005	—	12,829
Other assets	43,715	35,773	16,949	12,500
Liabilities:
Deferred tax liabilities	124,747	—	7,106	—
Accrued liabilities and other	30,519	—	—	—
Construction loans, net	163,570	—	—	—
Lease liabilities	435,093	—	86,781	—

As of December 31, 2021, two of our consolidated VIEs closed construction loans. In conjunction with these loans, we made customary guarantees. In certain situations, the lenders may have recourse to our general credit. As of December 31, 2021, we estimate the maximum exposure equals the $168.4 million outstanding loan balances. Other consolidated VIEs’ creditors do not have recourse to our general credit.

Unconsolidated Real Estate Partnerships

We own an interest in four apartment communities in San Diego, California, of which we are not the primary beneficiary. Our investment balance of $13.0 million and $12.8 million as of December 31, 2021 and 2020, respectively, represents our maximum exposure to loss in these VIEs.

Mezzanine Investment

As discussed in Note 2, AIR owns an interest in a partnership that owns Parkmerced Apartments, of which it is not the primary beneficiary, and under the terms of the Separation Agreement, AIR is obligated to transfer ownership of the subsidiaries that hold this interest to us upon receipt of applicable third-party consent. Our investment balance of $337.8 million and $307.4 million as of December 31, 2021 and 2020, respectively, represents our indirect interest in notes receivable through our agreement with AIR and our maximum exposure to loss in this VIE.

Note 7 —Debt

Revolving Credit Facility

On December 16, 2020, we entered into a credit agreement with PNC Bank. The credit agreement provides for a new $150.0 million secured credit facility, a $20.0 million swingline loan sub-facility and a $30.0 million letter of credit sub-facility. We can request incremental commitments under the credit agreement up to an aggregate principal amount of $300.0 million. The credit facility expires on December 2023, but can be extended, at our option, by up to two twelve-month periods, subject to the satisfaction of certain events and covenant metrics. The revolving loans (other than the swingline) will bear interest, at our option, at a per annum rate equal to (a) LIBOR plus a margin of 2.00% or (b) a base rate plus a margin of 1.00%. Swingline loans made under the Revolving Credit Facility will bear interest at a per annum rate equal to the base rate plus a margin of 1.00%. The base rate is defined as a fluctuating per annum rate of interest equal to the highest of (x) the overnight bank funding rate as reported by the Federal Reserve Bank of New York, plus 0.5%, (y) PNC Bank, National Association’s prime rate and (z) the daily LIBOR Rate plus 1.00%. If the LIBOR Rate determined under any referenced method would be less than 0.25%, such rate shall be deemed 0.25%. Aimco may terminate or, from time to time, reduce the aggregate amount of commitments.

   As of December 31, 2021, we had no outstanding balance related to the credit facility, the swingline sub-facility or the letter of credit Sub-facility. Total debt issuance costs of approximately $1.9 million were deferred and are presented net of amortization recognized over the term of the facility within other assets, net in our consolidated balance sheets. Under our revolving secured credit facility, we are required to maintain a fixed charge coverage ratio of 1.25x, minimum adjusted tangible net worth of $625.0 million, and maximum leverage of 60% as defined in the credit agreement, among other customary covenants. We are currently in compliance with these covenants.

Notes Payable to AIR

On December 14, 2020, our subsidiary, Aimco JO Intermediate Holdings LLC (“Aimco JO”) entered into two notes aggregating to $534.1 million in exchange for an equity interest in James-Oxford Limited Partnership (“James Oxford”) a consolidated subsidiary of Aimco that indirectly owns a portfolio of consolidated real estate assets. The notes are secured by a pledge of the equity interests in James Oxford, however, certain of James Oxford’s assets secure existing senior loans of $242.6 million as of December 31, 2021. The notes mature on January 31, 2024 and bear interest at 5.2%, with accrued interest payable quarterly on January 1, April 1, July 1 and October 1, commencing on April 1, 2021. For the years ended December 31, 2021 and 2020, we recognized interest expense of $27.8 million and $1.3 million, respectively, associated with the Notes Payable to AIR, which is included in interest expense on the consolidated statements of operations and $6.9 million and $1.3 million, respectively, in due to affiliates on the consolidated balance sheets.

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

Construction Loans

During the year ended December 31, 2021, the Company entered into a $150.0 million variable-rate non-recourse construction loan collateralized by our leasehold interest and AIR’s fee ownership interest in Flamingo North Tower. The initial term of the loan is three years and bears interest at one month LIBOR plus 360 basis points subject to a minimum all-in per annum interest rate of 3.85%. As of December 31, 2021, we had $130.3 million of principal outstanding. Certain consolidated subsidiaries have indemnified AIR for any losses it incurs as a result of a default on the loan by Aimco.

Also, during the year ended December 31, 2021, we entered into a $100.7 million variable-rate non-recourse construction loan collateralized by our fee ownership interest in The Hamilton. The initial term of the loan is three years and bears interest at one month LIBOR plus 320 basis points subject to a minimum all-in per annum interest rate of 3.45%. As of December 31, 2021, we had $38.1 million of principal outstanding.

If LIBOR ceases to exist during the term of these agreements, the documents associated with these agreements contain language to address a transition to another benchmark rate. It is anticipated LIBOR will be replaced with SOFR, however, if SOFR were to not be available the agreements contain alternate provisions.

Upton Construction Loan

On December 23, 2020, our Upton Place joint venture entered into a construction loan with Bank OZK for up to $174.2 million, which was undrawn at December 31, 2021. The construction loan is secured by the 99-year leasehold interest in the development site and by improvements to be constructed on the development site. Interest will accrue on the construction loan only when the funds are drawn upon. Funds drawn upon will bear interest at a rate equal to one month LIBOR plus 450 basis points subject to a minimum all-in per annum interest rate of 4.75%. The initial term of the construction loan is fifty-four months, beginning December 23, 2020. The Upton Place joint venture has the option to extend the term for two additional periods of one year each, subject to the satisfaction of certain events and covenant metrics.

Total debt issuance costs of approximately $7.5 million have been deferred and are presented within other assets, net in our consolidated balance sheets.

Non-Recourse Property Debt

We finance apartment communities in our portfolio primarily using property-level, non-recourse, long-dated, fixed-rate, amortizing debt. The following table summarizes non-recourse property debt as of December 31, 2021 and 2020 (in thousands):

				Outstanding Balance as of December 31,
	Latest Maturity Date	Interest Rate Range	Weighted-Average Interest Rate	2021	2020
Fixed-rate property debt	November 22, 2032	1.00% to 4.20%	3.32%	$429,883	$394,510
Variable-rate property debt	December 31,2023	1.28%	1.28%	55,000	55,000
Total non-recourse property debt				$484,883	$449,510

Assumed debt fair value adjustment, net of accumulated amortization				1,536	1,850
Debt issuance costs, net of accumulated amortization				(3,282)	(3,393)
Non-recourse property debt, net				$483,137	$447,967

Principal and interest on our non-recourse property debt are generally payable monthly. As of December 31, 2021, our property debt was secured by 11 apartment communities. These debt instruments contain no financial covenants.

As of December 31, 2021, the scheduled principal amortization and maturity payments for the non-recourse property debt were as follows (in thousands):

	Amortization	Maturities	Total
2022	$8,832	$—	$8,832
2023	9,143	55,000	64,143
2024	7,098	81,940	89,038
2025	7,360	—	7,360
2026	6,153	73,983	80,136
Thereafter	11,191	224,183	235,374
Total	$49,777	$435,106	$484,883

Note 8 — Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of our taxable entities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax liabilities:
Real estate and real estate partnership basis differences	$124,733	$132,599
Interest Income	—	—
Lease Liability	79,827	—
Other	1,807	—
Deferred tax assets:		—
Real Estate & Real Estate Partnership Basis Difference	145	—
Lease Right of Use	80,497	—
Management contracts and other	2,764	999
Net operating, capital, and other loss carryforwards	5,598	40
Valuation Allowance for Deferred Tax Assets	(1,342)	—
Net deferred tax liability	$118,705	$131,560

Our policy is to include any interest and penalties related to income taxes within income tax benefit (expense) in our consolidated statements of operations.

Significant components of the income tax benefit (expense) are as follows and are classified within income tax benefit in our consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Current:
Federal	$905	$857	$1,313
State	(250)	660	536
Total current	655	1,517	1,849
Deferred:
Federal	(7,400)	(10,470)	(4,658)
State	(6,825)	(1,196)	(492)
Total deferred	(14,225)	(11,666)	(5,150)
Total income tax benefit	$(13,570)	$(10,149)	$(3,301)

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and income and gains retained by the REIT. For the years ended December 31, 2021, 2020, and 2019, we had consolidated net loss subject to tax of $31.4 million, $25.5 million, and $7.5 million, respectively.

The reconciliation of income tax attributable to operations computed at the United States statutory rate to income tax benefit for the years ended December 31, 2021 2020, and 2019 is shown below (in thousands):

	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
Tax (benefit) expense at United States statutory rates on consolidated income or loss subject to tax	$(6,591)	21.0%	$(5,361)	21.0%	$(1,582)	21.0%
US branch profits tax on earnings of foreign subsidiary	(1,084)	3.5%	(4,195)	16.4%	(1,779)	23.6%
State income tax, net of federal (benefit) expense	(7,075)	22.5%	(536)	2.1%	34	(0.5%)
Effects of permanent differences	197	(0.6%)	1	0.0%	—	0.0%
Valuation Allowance	840	(2.7%)	—	0.0%	—	0.0%
Other	143	(0.5%)	(58)	0.2%	26	(0.3%)
Total income tax benefit	$(13,570)	43.2%	$(10,149)	39.7%	$(3,301)	43.8%

Income taxes paid totaled approximately $2.9 million, $9.2 million, and $1.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

For income tax purposes, dividends paid to holders of common stock primarily consist of ordinary income, capital gains, qualified dividends and unrecaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2021, 2020, and 2019, tax attributes of dividends per share held for the entire year were estimated to be as follows (unaudited):

	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
Ordinary income	$—	0.0%	$3.17	6.7%	$0.66	20.6%
Capital gains	—	0.0%	19.43	40.9%	1.29	40.4%
Qualified dividends	—	0.0%	0.62	1.3%	0.66	20.7%
Unrecaptured § 1250 gain	—	0.0%	8.80	18.5%	0.58	18.3%
Return of capital	—	0.0%	15.48	32.6%	—	0.0%
Balance at December 31	$—	0.0%	$47.50	100.0%	$3.19	100.0%

A reconciliation of the beginning and ending balance of our unrecognized tax benefits is presented below and is included in accrued liabilities and other in the consolidated balance sheets (in thousands):

Because the statute of limitations has not yet elapsed, our United States federal income tax returns for the year ended December 31, 2018, and subsequent years and certain of our state income tax returns for the year ended December 31, 2018, and subsequent years are currently subject to examination by the IRS or other taxing authorities. If recognized, the unrecognized benefit would affect the effective rate.

	December 31,
	2021	2020
Balance at January 1	$7,076	$—
Liability assumed at Separation	—	6,889
(Reductions) additions based on tax positions in prior years	(38)	187
Balance at December 31	$7,038	$7,076

In accordance with the accounting requirements for stock-based compensation, we may recognize tax benefits in connection with the exercise of stock options by employees of our TRS entities and the vesting of restricted stock awards. We recognize the tax effects related to stock-based compensation through earnings in the period the compensation is recognized.

Note 9 — Aimco Equity

Common Stock

Our Board is authorized to issue up to 510,587,500 shares of common stock and we had 149,818,021 shares of common stock outstanding as of December 31, 2021.

Separation from AIR

On December 15, 2020, we completed the Separation which was effected by way of a pro rata distribution, in which stockholders of Aimco received one share of Class A common stock of AIR for every one share of Class A common stock of Aimco held as of the close of business on December 5, 2020. AIR Operating Partnership also completed a pro rata distribution of all of the outstanding common limited partnership units of Aimco Operating Partnership to holders of AIR Operating Partnership common limited partnership units and AIR Operating Partnership Class I High Performance partnership units as of the close of business on December 5, 2020.

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

Note 10 — Partners’ Capital

Separation from AIR

On December 15, 2020, Aimco Operating Partnership completed the Separation, which was effected, in part, through a pro rata distribution of all of the outstanding common limited partnership units of Aimco Operating Partnership to holders of AIR Operating Partnership common limited partnership units and AIR Operating Partnership Class I High Performance partnership units as of the close of business on December 5, 2020. In addition, stockholders of Aimco received one share of Class A common stock of AIR for every one share of Class A common stock of Aimco held as of the close of business on the record date and received cash in lieu of fractional shares of Class A common stock of AIR.

Aimco Operating Partnership Partners’ Capital

Common Partnership Units

In Aimco Operating Partnership’s consolidated balance sheets, the common partnership units held by Aimco are classified within Partners’ Capital as General Partner and Special Limited Partner capital and the common OP Units are classified within Limited Partners’ capital. In Aimco’s consolidated balance sheets, the common OP Units are classified within permanent equity as common noncontrolling interests in Aimco Operating Partnership.

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

Note 11 — Earnings and Dividends per Share and per Unit

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

Our common stock and common partnership unit equivalents include options to purchase shares of common stock, which, if exercised, would result in Aimco’s issuance of additional shares of common stock and Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares of common stock purchased under the options. These equivalents also include unvested Performance-Based Restricted Stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of common stock and common partnership units outstanding equal to the number of the shares that vest. Common partnership unit equivalents also include unvested long-term incentive partnership units. We include in the denominator securities with dilutive effect in calculating diluted earnings per share and per unit during these periods.

Our time-based restricted stock awards receive non-forfeitable dividends similar to shares of common stock and common partnership units prior to vesting, and our Performance-Based LTIP I units and Performance-Based LTIP II units receive non-forfeitable distributions based on specified percentages of the distributions paid to common partnership units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Participating securities are excluded from our computation of diluted loss per share and unit for the year ended December 31, 2021, 2020 and 2019, because the effect of the inclusion would be anti-dilutive.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands, except per share and per unit data):

Aimco

	Year Ended December 31, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted Earnings per Share:
Net loss attributable to Aimco common stockholders	$(5,910)	149,480	$(0.04)

	Year Ended December 31, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted Earnings per Share:
Net loss attributable to Aimco common stockholders	$(5,041)	148,569	$(0.03)

	Year Ended December 31, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted Earnings per Share:
Net income attributable to Aimco common stockholders	$304	148,549	—
Diluted Earnings per Share:
Effect of dilutive securities	—	20	—
Net income attributable to Aimco common stockholders	$304	$148,569	—

Aimco Operating Partnership

	Year Ended December 31, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted Earnings per unit:
Net loss attributable to Aimco Operating Partnership's common unitholders	$(6,207)	157,701	$(0.04)

	Year Ended December 31, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted Earnings per Share:
Net loss attributable to Aimco Operating Partnership's common unitholders	$(5,310)	156,500	$(0.03)

	Year Ended December 31, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted Earnings per Share:
Net income attributable to Aimco Operating Partnership's common unitholders	$319	156,480	—
Diluted Earnings per Share:
Effect of dilutive securities	—	20	—
Net income attributable to Aimco Operating Partnership's common unitholders	$319	$156,500	—

Note 12 — Share-Based Compensation

We have a stock award and incentive program to attract and retain employees and independent directors. As of December 31, 2021, approximately 23.4 million shares were available for issuance under the Second Amended and Restated 2015 Stock Award and Incentive Plan (the “2015 Plan”). The total number of shares available for issuance under this plan may increase due to any forfeiture, cancellation, exchange, surrender, termination or expiration of an award outstanding under the 2015 Plan. Awards under the 2015 Plan may be in the form of incentive stock options, non-qualified stock options, or other types of awards as authorized under the Plan. Our plans are administered by the Compensation and Human Resources Committee of the Board.

In connection with the Separation, we entered into an agreement to modify all outstanding awards granted to the holders of such awards. Each outstanding time or performance based Aimco award was converted into one share of Aimco common stock and one share of AIR common stock. Generally, all such Aimco equity awards retain the same terms and vesting conditions as the original Aimco equity awards immediately before the Separation.

Following the Separation, compensation expense related to these modified awards for the employees retained by Aimco is incurred by Aimco. The compensation expense related to these modified awards for employees of AIR is incurred by AIR.

For the year ended December 31, 2021, total compensation cost recognized for share-based awards was (in thousands):

	2021	2020
Share-based compensation expense (1)	$3,377	$1,070
Capitalized share-based compensation (2)	340	138
Total share-based compensation (3)	$3,717	$1,208

(1)	Amounts are recorded in general and administrative expenses in our consolidated statements of operations.
(2)	Amounts are recorded in buildings and improvements on the consolidated balance sheets.
(3)

Amounts are recorded in additional paid-in capital and common noncontrolling interests in Aimco Operating Partnership on the Aimco consolidated balance sheets, and in general partner and special limited partner and limited partners on Aimco Operating Partnership consolidated balance sheets.

As of December 31, 2021, our share of total unvested compensation cost not yet recognized was $15.5 million. We expect to recognize this compensation cost over a weighted-average period of approximately 2.2 years.

We grant stock options and restricted stock awards that are subject to time-based vesting and require continuous employment, typically over a period of four to five years from the grant date, and we refer to these awards as Time-Based Stock Options and Time-Based Restricted Stock, respectively. We also grant stock options, restricted stock awards, and two forms of long-term incentive partnership units (“LTIP units”), that vest conditioned on Aimco’s total shareholder return (“TSR”), relative to identified indices  over a forward-looking performance period of three years. We refer to these awards as TSR Stock Options, TSR Restricted Stock, TSR LTIP I units, and TSR LTIP II units. Vested LTIP II units may be converted at the holders’ option to LTIP Units for a conversion price over a term of 10 years. Earned TSR-based awards, if any, will generally vest 50% on each of the third anniversary and fourth anniversary of the grant date, based on continued employment. Our Time-Based Stock Options and TSR Stock Options expire generally 10 years from the date of grant.

We recognize compensation cost associated with time-based awards ratably over the requisite service periods, which are typically four to five years. We recognize compensation cost related to the TSR-based awards, which have graded vesting periods, over the requisite service period for each separate vesting tranche of the award, commencing on the grant date. The value of the TSR-based awards takes into consideration the probability that the market condition will be achieved; therefore, previously recorded compensation cost is not adjusted in the event that the market condition is not achieved, and awards do not vest.

We had Time-Based Stock Options, Time-Based Restricted Stock, TSR Stock Options, TSR Restricted Stock, TSR LTIP I units and TSR LTIP II units outstanding as of December 31, 2021. The following table summarizes activity for equity compensation for the year ended December 31, 2021.

	TSR Stock Options		Time-Based Restricted Stock Awards			TSR Restricted Stock Awards			LTIP I Units			TSR LTIP II Units
	Number of Options	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value		Number of Shares	Weighted Average Grant-Date Fair Value		Number of Units	Weighted Average Grant-Date Fair Value		Number of Units	Weighted Average Exercise Price
Outstanding at beginning of year	—	—	21,473	$43.32	(1)	16,959	$48.58	(1)	13,752	$53.46	(1)	8,334	$6.12
Granted	317,200	$6.66	1,931,997	$6.66		269,871	$7.98		—	—		555,556	$4.62
Exercised	—	—	—	—		—	—		—	—		—	—
Vested	—	—	(12,345)	$42.52	(1)	(1,874)	$41.71	(1)	(1,311)	$51.27	(1)	—	—
Forfeited	—	—	—	—		(1,453)	$41.71	(1)	—	—		—	—
Outstanding at end of year	317,200	$6.66	1,941,125	$6.87		283,503	$9.97		12,441	$53.69		563,890	$4.64

(1) Weighted average grant date fair value is based off pre-separation values when the awards were granted.

The following table summarizes the unvested or outstanding shares issued to employees of Aimco and AIR and are potentially dilutive to Aimco and Aimco Operating Partnership as of December 31, 2021.

	Unvested Shares
Awards	Aimco	AIR	Unvested Compensation Not Yet Recognized (1)
Time-Based Stock Options (Outstanding shares)	—	788,205	$—
TSR Stock Options (Outstanding shares)	317,200	25,563	762
Time-Based Restricted Stock Awards	1,941,125	55,534	11,348
TSR Restricted Stock Awards	283,503	108,292	1,911
LTIP I units	12,441	41,007	227
TSR LTIP II units (Outstanding shares)	563,890	1,274,476	1,273
Total awards	3,118,159	2,293,077	$15,521

(1)	Unvested compensation not yet recognized represents Aimco’s compensation cost for Aimco employees. Compensation costs related to shares issued to AIR employees is recognized by AIR.

Determination of Grant-Date Fair Value Awards

We estimated the fair value of TSR-based awards granted in 2021 using a Monte Carlo simulation valuation method. Under this method, the prices of the indices and shares of our Common Stock were simulated through the end of the performance period. The correlation matrix between shares of our Common Stock and the indices as well as the corresponding return volatilities were developed based upon an analysis of historical data.

The following table includes the assumptions used for the valuation of TSR-based awards that were granted in 2021.

TSR-based Award Assumptions	2021
Grant date market value of a common share	$6.66-$7.10
Risk-free interest rate	0.02%-1.22%
Dividend yield	0%
Expected volatility	30.4%-32.29%
Derived vesting period of TSR Restricted Stock	3.0
Weighted average expected term of TSR Stock Options and LTIP II units	5.4

Note 13 — Fair Value Measurements

Recurring Fair Value Measurements

In 2020, we paid an upfront premium of $12.1 million for the option to enter into a $1.5 billion notional amount interest rate swap at a future date. This interest rate option, or swaption, provides partial protection against exposure to rising interest rates between now and October 2024. We receive a cash settlement in the future if the prevailing interest rate is higher than the 1.68% five-year swap strike price. The amount of future cash settlement is capped if the prevailing interest rate exceeds 2.78%. Alternatively, if interest rates were to decrease below the specified strike price, we would not receive a cash settlement, nor would we have any requirement to make a payment.

During the year ended December 31, 2021, we paid upfront a premium of $5.6 million (including transaction costs) for the option to enter into a $500.0 million notional amount interest rate swap at a future date. This interest rate option, or swaption, provides partial protection against our refinancing interest rate risk relative to our Notes Payable to AIR and is intended to mitigate interest rate increases between now and January 2024. We receive a cash settlement in the future if the prevailing interest rate is higher than the 3% strike price on the five-year swap rate. Alternatively, if interest rates were to decrease below the specified strike price, we would not receive a cash settlement, nor would we have any requirement to make a payment.

From time to time, we purchase interest rate caps to provide protection against increases in interest rates on our floating rate debt. The fair value of these interest rate caps is included in the fair value table below.

We measure at fair value on a recurring basis our interest rate options, which are presented in other assets in our consolidated balance sheets. Our interest rate options are classified within Level 2 of the GAAP fair value hierarchy, and we estimate their fair value using pricing models that rely on observable market information, including contractual terms, market prices, and interest rate yield curves. The fair value adjustment is included in earnings in unrealized gains on interest rate options in our consolidated statements of operations. Changes in fair value are reflected as a non-cash transaction in adjustments to arrive at cash flows from operations, and the upfront premium is reflected in purchase of interest rate option in our consolidated statements of cash flows.

As of December 31, 2021 and 2020, we had investments of $9.6 million and $2.3 million, respectively, in privately held entities that develop technology related to the real estate industry. These investments are measured at net asset value (“NAV”) as a practical expedient. See Note 14 for further details of unfunded commitments.

The following table summarizes the fair value of our interest rate options and our investment in real estate technology funds as of December 31, 2021 and 2020 (in thousands):

	As of December 31, 2021				As of December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Interest rate option	$25,449	$—	$25,449	$—	$13,315	$—	$13,315	$—
Investment in real estate technology funds (1)	$9,613	$—	$—	$—	$2,293	$—	$—	$—
(1)	Investments measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivables and payables approximated their fair value as of December 31, 2021 and 2020, due to their relatively short-term nature and high probability of realization. We estimate the fair value of our non-recourse property debt, construction loans, and Notes Payable to AIR using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, debt service coverage ratios, and loan to value ratios. We classify the fair value of our non-recourse property debt and construction loans within Level 2 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate its fair value.

The carrying amount of the Notes Payable to AIR approximated their fair value at both December 31, 2021 and 2020.

The following table summarizes carrying value and fair value of our non-recourse property debt and construction loans debt as of December 31, 2021 and 2020 (in thousands):

	2021		2020
	As of December 31, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$484,883	$498,960	$449,510	$467,010
Construction loans debt	$168,376	$168,376	—	—

Nonrecurring Fair Value Measurements

Immediately following the Separation, we tested our right of use assets, tenant improvements, furniture, fixtures and equipment and our internally developed software for impairment. We concluded that the estimated fair value of the related assets no longer exceeded their carrying values and recorded an aggregate impairment of $15.9 million. The fair value determination included assumptions based on Level 3 inputs. See Note 2 for further details. There were no such impairments in 2021 or 2019.

Note 14 — Commitments and Contingencies

Commitments

In connection with our development, redevelopment and other capital additions activities, we have entered into various construction-related contracts, and we have made commitments to complete development and redevelopment of certain real estate, pursuant to financing or other arrangements. As of December 31, 2021, our commitments related to these capital activities totaled approximately $265.5 million, most of which we expect to incur during the next 24 months.

We enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.

We have a commitment to fund an additional $14.2 million to IQHQ, which was funded subsequent to year end. During the years ended December 31, 2021, and 2020, we contributed a total of $23.3 million and $12.5 million, respectively. We also have unfunded commitments related to four investments in privately held entities that develop technology related to the real estate industry. During the years ended December 31, 2021, and 2020, we contributed a total of $0.7 million and $1.3 million, respectively, to these technology funds, leaving an additional funding commitment in the amount of $3.2 million as of December 31, 2021, the timing of which is uncertain.

Legal Matters

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company believes there are no legal proceedings pending that would have a material effect upon on our financial condition or results of operations.

Note 15 — Business Segments

We have three segments: (i) Development and Redevelopment, (ii) Operating, and (iii) Other.

Our Development and Redevelopment segment consists of properties that are under construction or have not achieved stabilization, as well as land assemblages that are being held for development adjacent to The Hamilton community and other land purchases. Our Operating segment includes 24 residential apartment communities that have achieved stabilized level of operations as of January 1, 2020 and maintained it throughout the current year and comparable period. We aggregate all our apartment communities that have reached stabilization into our Operating segment. Our Other segment consists of properties that are not included in our Developments and Redevelopment or Operating segments. We realigned our segments during the fourth quarter of 2020 and have restated the historical periods prior to the realignment to conform with current segment presentation.

Our chief operating decision maker (“CODM”) uses cash flow, construction timeline to completion and actual versus budgeted results to evaluate our properties in our Development and Redevelopment segments. Our CODM uses proportionate property net operating income to assess the operating performance of our Operating segment. Proportionate property net operating income is defined as our share of rental and other property revenues, excluding reimbursements, less direct property operating expenses, net of utility reimbursements, for consolidated communities. In our consolidated statements of operations, utility reimbursements are included in rental and other property revenues, in accordance with GAAP.

As of December 31, 2021, our Development and Redevelopment segment includes five real estate investments: Upton Place, The Hamilton, the Benson Hotel, land parcels adjacent to The Hamilton community and land purchased in Colorado Springs, Colorado. The Development and Redevelopment segment also includes our five leased properties of which, two are under construction and three are in lease-up but have not achieved stabilization. Our Operating segment includes 24 consolidated apartment communities with 6,067 apartment homes. Our Other segment includes our recent Eldridge Townhomes acquisition, stabilized but not owned for the comparable reporting period, and 1001 Brickell Bay Drive, our only office building.

The following tables present the revenues, proportionate property net operating income, and income before income tax benefit (expense) of our segments on a proportionate basis for the years ended December 31, 2021, 2020, and 2019 (in thousands). Prior carve out amounts have been adjusted retrospectively to reconcile the difference between non-recurring carve out accounting and current results as it relates to insurance expense, for the year ended December 31, 2021 and 2020, respectively. This adjustment ensures comparability of post-Separation results to pre-Separation segment results. Absent the adjustment, 2021 NOI would have increased 6.9%.

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Year ended December 31, 2021:
Rental and other property revenues	$12,418	$136,250	$14,317	$6,851	$—	$169,836
Property operating expenses	7,931	43,463	4,207	6,727	5,285	67,613
Other operating expenses not allocated to segments (2)	—	—	—	—	117,863	117,863
Total operating expenses	7,931	43,463	4,207	6,727	123,148	185,476
Proportionate property net operating income (loss)	4,487	92,787	10,110	124	(123,148)	(15,640)
Other items included in loss before income tax benefit (3)	—	—	—	—	(2,910)	(2,910)
Income (loss) before income tax benefit	$4,487	$92,787	$10,110	$124	$(126,058)	$(18,550)

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Year ended December 31, 2020:
Rental and other property revenues	$1,515	$130,797	$12,986	$6,088	$65	$151,451
Property operating expenses	981	41,683	4,148	5,702	9,000	61,514
Other operating expenses not allocated to segments (2)	—	—	—	—	104,294	104,294
Total operating expenses	981	41,683	4,148	5,702	113,294	165,808
Proportionate property net operating income (loss)	534	89,114	8,838	386	(113,229)	(14,357)
Other items included in loss before income tax benefit (3)	—	—	—	—	(1,563)	(1,563)
Income (loss) before income tax benefit	$534	$89,114	$8,838	$386	$(114,792)	$(15,920)

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Year ended December 31, 2019
Rental and other property revenues	$—	$131,175	$6,888	$5,629	$—	$143,692
Property operating expenses	—	41,090	1,931	5,202	9,318	57,541
Other operating expenses not allocated to segments (2)	—	—	—	—	71,092	71,092
Total operating expenses	—	41,090	1,931	5,202	80,410	128,633
Proportionate property net operating income (loss)	—	90,085	4,957	427	(80,410)	15,059
Other items included in loss before income tax benefit (3)	—	—	—	—	(18,247)	(18,247)
Income (loss) before income tax benefit	$—	$90,085	$4,957	$427	$(98,657)	$(3,188)

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

(2)	Other operating expenses not allocated to segments consists of depreciation and amortization, general and administrative expense, and miscellaneous other expenses.
(3)	Other items included in income before income tax benefit (expense) consists primarily of interest expense, unrealized gain on our interest rate options and mezzanine investment income, net.

Net real estate and non-recourse property debt, net, of our segments as of December 31, 2021 and 2020 were as follows (in thousands):

	Development and Redevelopment	Operating	Other	Total
As of December 31, 2021:
Buildings and improvements	$277,041	$783,320	$196,853	$1,257,214
Land	82,325	298,459	153,501	534,285
Total real estate	359,366	1,081,779	350,354	1,791,499
Accumulated depreciation	(2,252)	(517,022)	(41,841)	(561,115)
Net real estate	$357,114	$564,757	$308,513	$1,230,384

Non-recourse property debt and construction loans, net	$163,570	$483,137	$—	$646,707

	Development and Redevelopment	Operating	Other	Total
As of December 31, 2020:
Buildings and improvements	$61,813	$772,786	$160,517	$995,116
Land	56,676	298,459	150,018	505,153
Total real estate	118,489	1,071,245	310,535	1,500,269
Accumulated depreciation	(447)	(469,873)	(24,690)	(495,010)
Net real estate	$118,042	$601,372	$285,845	$1,005,259

Non-recourse property debt, net	$—	$447,967	$—	$447,967

In addition to the amounts disclosed in the tables above, the Development and Redevelopment segment right-of-use lease assets and lease liabilities as of December 31, 2021, aggregated to $434.8 million and $447.8 million, respectively, related to our investments in Upton Place, North Tower of Flamingo Point, 707 Leahy, The Fremont, Prism, and Oak Shore. As of December 31, 2020, the Development and Redevelopment segment right-of-use lease assets and lease liabilities totaled $92.7 million and $86.8 million, respectively, related to our investment in Upton Place.

Note 16 — Subsequent Events

In January 2022, we repurchased 202,400 shares of Aimco Class A common stock at a weighted average price of $6.49 in accordance with our share repurchase authorization.

Also in January 2022, we purchased a small land parcel in Miami, Florida for approximately $1.7 million and the consolidated Fort Lauderdale joint venture purchased three undeveloped land parcels located in downtown Fort Lauderdale for $49.0 million, funded primarily by a $40.0 million land loan.

In February 2022, Aimco entered into a contract to acquire, for $100.0 million, a 9-acre development site in Fort Lauderdale.  The site is located in the Flagler Village neighborhood with the ability to develop approximately three million square feet of mixed-use development, over time. Aimco reserved funds for the transaction by placing $70.0 million of cash and $30.0 million in letters of credit into escrow.

Also in February 2022, we acquired the redeemable non-controlling interests in two consolidated properties for $5.1 million.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2021

(In Thousands Except Apartment Home Data)

								(2)	As of December 31, 2021
		(1)				Initial Cost		Cost Capitalized				(4)
Apartment Community	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost	(5)
Name	Type	Acquired	Location	Built	Homes	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances
Operating:
118-122 West 23rd Street	High Rise	Jun 2012	New York, NY	1987	42	$14,985	$23,459	$7,556	$14,985	$31,015	$46,000	$(12,887)	$33,113	$—
173 E. 90th Street	High Rise	May 2004	New York, NY	1910	72	12,066	4,535	9,031	12,066	13,565	25,631	(6,325)	19,306	—
237-239 Ninth Avenue	High Rise	Mar 2005	New York, NY	1900	36	8,495	1,866	3,057	8,495	4,923	13,418	(3,539)	9,879	—
1045 on the Park Apartments Homes	Mid Rise	Jul 2013	Atlanta, GA	2012	30	2,793	6,662	975	2,793	7,638	10,431	(2,395)	8,036	—
2200 Grace	High Rise	Aug 2018	Lombard, IL	1971	72	642	7,788	613	642	8,401	9,043	(5,613)	3,430	7,168
2900 on First Apartments	Mid Rise	Oct 2008	Seattle, WA	1989	135	19,070	17,518	33,729	19,070	51,247	70,317	(32,703)	37,614	—
Bank Lofts	High Rise	Apr 2001	Denver, CO	1920	125	3,525	9,045	5,828	3,525	14,873	18,398	(9,089)	9,309	—
Bluffs at Pacifica, The	Garden	Oct 2006	Pacifica, CA	1963	64	8,108	4,132	17,089	8,108	21,221	29,329	(13,101)	16,228	—
Cedar Rim	Garden	Apr 2000	Newcastle, WA	1980	104	761	5,218	14,773	761	19,992	20,753	(16,310)	4,443	—
Elm Creek	Mid Rise	Dec 1997	Elmhurst, IL	1987	400	5,910	30,830	32,314	5,910	63,144	69,054	(40,134)	28,920	48,086
Evanston Place	High Rise	Dec 1997	Evanston, IL	1990	190	3,232	25,546	17,942	3,232	43,488	46,720	(24,062)	22,658	46,670
Hillmeade	Garden	Nov 1994	Nashville, TN	1986	288	2,872	16,070	22,394	2,872	38,464	41,336	(26,730)	14,606	25,566
Hyde Park Tower	High Rise	Oct 2004	Chicago, IL	1990	155	4,731	14,927	16,522	4,731	31,449	36,180	(15,618)	20,562	—
Pathfinder Village	Garden	Jan 2006	Fremont, CA	1973	246	19,595	14,838	21,975	19,595	36,813	56,408	(23,685)	32,723	55,000
Plantation Gardens	Garden	Oct 1999	Plantation ,FL	1971	372	3,773	19,443	22,933	3,773	42,376	46,149	(29,361)	16,788	31,044
Royal Crest Estates	Garden	Aug 2002	Warwick, RI	1972	492	22,433	24,095	6,076	22,433	30,171	52,604	(23,326)	29,278	—
Royal Crest Estates	Garden	Aug 2002	Nashua, NH	1970	902	68,230	45,562	17,673	68,230	63,234	131,464	(50,820)	80,644	86,462
Royal Crest Estates	Garden	Aug 2002	Marlborough, MA	1970	473	25,178	28,786	16,612	25,178	45,399	70,577	(35,162)	35,415	72,627
St. George Villas	Garden	Jan 2006	St. George, SC	1984	40	108	1,024	442	108	1,466	1,574	(1,352)	222	239
Waterford Village	Garden	Aug 2002	Bridgewater, MA	1971	588	29,110	28,101	12,036	29,110	40,137	69,247	(33,251)	35,996	—
Wexford Village	Garden	Aug 2002	Worcester, MA	1974	264	6,349	17,939	5,222	6,349	23,161	29,510	(16,454)	13,056	—
Willow Bend	Garden	May 1998	Rolling Meadows, IL	1969	328	2,717	15,437	20,213	2,717	35,650	38,367	(27,876)	10,491	—
Yacht Club at Brickell	High Rise	Dec 2003	Miami, FL	1998	357	31,362	32,214	20,712	31,362	52,926	84,288	(26,386)	57,902	84,524
Yorktown Apartments	High Rise	Dec 1999	Lombard, IL	1971	292	2,414	10,374	52,194	2,414	62,567	64,981	(40,843)	24,138	29,034
Total Operating					6,067	298,459	405,409	377,911	298,459	783,320	1,081,779	(517,022)	564,757	486,420

Development and redevelopment:
707 Leahy	Garden	Jan 2021	Redwood City, CA	1973	110	—		211	—	211	211	(19)	192	—
The Benson Hotel & faculty Club		Jan 2021	Denver, CO		—	1,815	4,414	29,328	1,815	33,743	35,558	—	35,558	—
Edgewater Assemblage	Garden	Jul 2021	Miami, FL	1948	26	19,590		652	19,590	652	20,242	—	20,242	—
Flamingo North Tower	Highrise	Jan 2021	Miami, FL	1960	366	—		68,206	—	68,206	68,206	(352)	67,854	130,274
Fremont	Midrise	Jan 2021	Denver, CO	2020	253	—		628	—	628	628	(45)	583	—
Flying Horse		Jul 2021	Colorado Springs, CO		—	4,244		387	4,244	387	4,631	—	4,631	—
The Hamilton	High Rise	Aug 2020	Miami, FL	1985	275	56,676	34,891	56,451	56,676	91,342	148,018	(1,426)	146,592	38,102
Oak Shore		Jun 2021	Corte Madera, CA		24	—		5,529	—	5,529	5,529	—	5,529	—
Prism	Midrise	Jan 2021	Cambridge, MA	2019	136	—		5,625	—	5,625	5,625	(410)	5,215	—
Upton Place		Dec 2020	Washington, DC		—	—	21,280	49,438	—	70,718	70,718	—	70,718	—
Total Development and redevelopment					1,190	82,325	60,585	216,453	82,325	277,041	359,366	(2,252)	357,114	168,376

Other:
1001 Brickell Bay Drive	High Rise	Jul 2019	Miami, FL	1985	—	150,018	152,791	8,321	150,018	161,191	311,209	(41,428)	269,781	—
Eldridge	Townhome	Aug 2021	Elmhurst, IL	2018	58	3,483	35,631	31	3,483	35,662	39,145	(413)	38,732	—
Total Portfolio					7,315	$534,285	$654,416	$602,716	$534,285	$1,257,214	$1,791,499	$(561,115)	$1,230,384	$654,796
(1)	Date we acquired the apartment community or first acquired the partnership that owns the community.
(2)	Includes costs capitalized since acquisition or date of initial acquisition of the community.
(3)	The aggregate cost of land and depreciable property for federal income tax purposes was approximately $1.4 billion as of December 31, 2021.
(4)	Depreciable life for buildings and improvements ranges from five to 30 years and is calculated on a straight-line basis.
(5)	Encumbrances are presented before reduction for debt issuance costs and the impact of assumed debt fair value adjustment.

Table of Contents

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Years Ended December 31, 2021, 2020, and 2019

(In Thousands)

	2021	2020	2019
Total real estate balance at beginning of year	$1,500,269	$1,385,412	$1,053,589
Additions during the year:
Acquisitions	69,178	112,820	302,213
Capital additions	222,052	24,334	37,327
Write-offs of fully depreciated assets and other	—	(22,297)	(7,717)
Total real estate balance at end of year	$1,791,499	$1,500,269	$1,385,412

Accumulated depreciation balance at beginning of year	$495,010	$449,444	$398,300
Depreciation	66,105	67,919	58,436
Write-offs of fully depreciated assets and other	—	(22,353)	(7,292)
Accumulated depreciation balance at end of year	$561,115	$495,010	$449,444