Form 10-Q
period 2022-03-31
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2022-05-09
CIK 922864, 1820878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of Apartment Investment and Management Company Class A Common Stock outstanding as of May 5, 2022: 152,683,298

EXPLANATORY NOTE

Apartment Investment and Management Company (“Aimco” or “the Company”), a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. On December 15, 2020, Aimco completed the separation of its business into two, separate and distinct, publicly traded companies, Aimco and Apartment Income REIT Corp. (“AIR”). The separation was effected by way of a pro rata distribution, in which stockholders of Aimco received one share of Class A common stock of AIR for every one share of Class A common stock of Aimco held as of the close of business on December 5, 2020. Apartment Income REIT, L.P. (“AIR Operating Partnership”), formerly known as “Aimco Properties, L.P.” until July 7, 2021, also completed a pro rata distribution of all of the outstanding common limited partnership units of Aimco OP L.P. (“Aimco Operating Partnership” and such units, “OP Units”) to holders of AIR Operating Partnership common limited partnership units and AIR Operating Partnership Class I High Performance partnership units as of the close of business on December 5, 2020. The transactions described in this paragraph are collectively referred to as the “Separation” and are governed by the terms of the Separation and Distribution Agreement (the “Separation Agreement”).

Aimco, through a wholly owned subsidiary, is the general partner and directly is the special limited partner of Aimco Operating Partnership. As of March 31, 2022, Aimco owned 92.6% of the legal interest in the common partnership units of Aimco Operating Partnership and 95.0% of the economic interest in Aimco Operating Partnership. The remaining 7.4% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

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

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2022, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

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

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Buildings and improvements	$1,323,647	$1,257,214
Land	574,434	534,285
Total real estate	1,898,081	1,791,499
Accumulated depreciation	(576,243)	(561,115)
Net real estate	1,321,838	1,230,384
Cash and cash equivalents	109,011	233,374
Restricted cash	68,612	11,208
Mezzanine investment	346,034	337,797
Interest rate options	44,414	25,657
Right-of-use lease assets	522,874	429,768
Other assets, net	181,061	165,913
Total assets	$2,593,844	$2,434,101

LIABILITIES AND EQUITY
Non-recourse property debt, net	$512,301	$483,137
Construction loans, net	180,562	163,570
Notes payable to AIR	534,127	534,127
Total indebtedness	1,226,990	1,180,834
Deferred tax liabilities	123,641	124,747
Lease liabilities	509,235	435,093
Accrued liabilities and other	114,761	97,400
Total liabilities	1,974,627	1,838,074

Redeemable noncontrolling interests in consolidated real estate partnerships	37,232	33,794
Commitments and contingencies (Note 4)
Equity:
Common Stock, $0.01 par value, 510,587,500 shares authorized at both March 31, 2022 and December 31, 2021, and 149,689,847 and 149,818,021 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,497	1,498
Additional paid-in capital	523,455	521,842
Accumulated deficit	(14,571)	(22,775)
Total Aimco equity	510,381	500,565
Noncontrolling interests in consolidated real estate partnerships	44,629	35,213
Common noncontrolling interests in Aimco Operating Partnership	26,975	26,455
Total equity	581,985	562,233
Total liabilities and equity	$2,593,844	$2,434,101

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES
Rental and other property revenues	$49,994	$39,804

OPERATING EXPENSES
Property operating expenses	19,221	16,942
Depreciation and amortization	23,118	20,717
General and administrative expenses	9,472	6,311
Total operating expenses	51,811	43,970

Interest expense	(14,601)	(12,677)
Mezzanine investment income, net	8,237	7,467
Unrealized gains on interest rate options	18,778	25,347
Other (expense) income, net	(4,541)	363
Income before income tax benefit	6,056	16,334
Income tax benefit	4,056	5,100
Net income	10,112	21,434
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(1,470)	152
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	2	(291)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(435)	(1,081)
Net income attributable to Aimco	$8,209	$20,214

Net income attributable to Aimco per common share – basic (Note 6)	$0.05	$0.14
Net income attributable to Aimco per common share – diluted (Note 6)	$0.05	$0.14

Weighted average common shares outstanding – basic	149,790	148,914
Weighted average common shares outstanding – diluted	150,348	149,046

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2022 and 2021

(In thousands)

(Unaudited)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Accumulated Deficit	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2020	149,036	$1,490	$515,127	$(16,839)	$499,778	$31,877	$27,436	$559,091
Net income attributable to Aimco	—	—	—	20,214	20,214	—	—	20,214
Net income attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	291	—	291
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	—	—	—	—	—	—	1,081	1,081
Redemption of OP Units	—	—	—	—	—	—	(36)	(36)
Share-based compensation expense	—	—	171	—	171	—	58	229
Distribution to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(287)	—	(287)
Other Common Stock issuances	232	2	1,069	—	1,071	—	—	1,071
Other, net	(60)	(1)	(316)	—	(317)	3	12	(302)
Balances at March 31, 2021	149,208	1,491	516,051	3,375	520,917	31,884	28,551	581,352

Balances at December 31, 2021	149,818	$1,498	$521,842	$(22,775)	$500,565	$35,213	$26,455	$562,233
Net income attributable to Aimco	—	—	—	8,209	8,209	—	—	8,209
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(2)	—	(2)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	—	—	—	—	—	—	435	435
Redemption of OP Units	23	—	954	—	954	—	(1,087)	(133)
Share-based compensation expense	—	—	1,363	—	1,363	—	1,066	2,429
Distribution to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(295)	—	(295)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	9,718	—	9,718
Common stock repurchased	(202)	(2)	(1,315)	—	(1,317)	—	—	(1,317)
Other Common Stock issuances	106	1	851	—	852	—	—	852
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	—	—	(183)	—	(183)	—	—	(183)
Other, net	(55)	—	(57)	(5)	(62)	(5)	106	39
Balances at March 31, 2022	149,690	$1,497	$523,455	$(14,571)	$510,381	$44,629	$26,975	$581,985

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,112	$21,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,118	20,717
Income from unconsolidated real estate partnerships	(256)	(255)
Unrealized gains on interest rate options	(18,778)	(25,347)
Income tax benefit	(4,056)	(5,100)
Amortization of debt issuance costs and other	814	238
Mezzanine investment, net	(8,237)	(7,467)
Share based compensation	2,667	704
Changes in operating assets and operating liabilities:
Other assets	6,752	(19,231)
Accrued liabilities and other	(5,625)	16,631
Total adjustments	(3,601)	(19,110)
Net cash provided by operating activities	6,511	2,324
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(47,492)	(6,230)
Capital expenditures (1)	(49,656)	(31,658)
Investment in IQHQ	(14,227)	—
Other investing activities	(73)	(49)
Net cash used in investing activities	(111,448)	(37,937)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	40,000	—
Proceeds from construction loans	15,625	—
Principal repayments on non-recourse property debt	(2,101)	(18,174)
Purchase of interest rate options	—	(5,590)
Payments on financing leases	(24,516)	(3,699)
Common stock repurchased	(1,317)	—
Contributions from noncontrolling interests in consolidated real estate partnerships	9,718	—
Contributions from redeemable noncontrolling interests in consolidated real estate partnerships	6,879	—
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	(5,094)	—
Other financing activities	(1,216)	(354)
Net cash provided by (used in) financing activities	37,978	(27,817)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(66,959)	(63,430)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	244,582	298,735
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$177,623	$235,305
(1)
Capital expenditures net of accrued capital costs of $40.4 million and $16.1 million for the three months ended March 31, 2022 and 2021, respectively.

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Buildings and improvements	$1,323,647	$1,257,214
Land	574,434	534,285
Total real estate	1,898,081	1,791,499
Accumulated depreciation	(576,243)	(561,115)
Net real estate	1,321,838	1,230,384
Cash and cash equivalents	109,011	233,374
Restricted cash	68,612	11,208
Mezzanine investment	346,034	337,797
Interest rate options	44,414	25,657
Right-of-use lease assets	522,874	429,768
Other assets, net	181,061	165,913
Total assets	$2,593,844	$2,434,101

LIABILITIES AND EQUITY
Non-recourse property debt, net	$512,301	$483,137
Construction loans, net	180,562	163,570
Notes payable to AIR	534,127	534,127
Total indebtedness	1,226,990	1,180,834
Deferred tax liabilities	123,641	124,747
Lease liabilities	509,235	435,093
Accrued liabilities and other	114,761	97,400
Total liabilities	1,974,627	1,838,074

Redeemable noncontrolling interests in consolidated real estate partnerships	37,232	33,794
Commitments and contingencies (Note 4)
Partners’ capital:
General Partner and Special Limited Partner	510,381	500,565
Limited Partners	26,975	26,455
Partners’ capital attributable to Aimco Operating Partnership	537,356	527,020
Noncontrolling interests in consolidated real estate partnerships	44,629	35,213
Total partners’ capital	581,985	562,233
Total liabilities and partners’ capital	$2,593,844	$2,434,101

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES
Rental and other property revenues	$49,994	$39,804

OPERATING EXPENSES
Property operating expenses	19,221	16,942
Depreciation and amortization	23,118	20,717
General and administrative expenses	9,472	6,311
Total operating expenses	51,811	43,970

Interest expense	(14,601)	(12,677)
Mezzanine investment income, net	8,237	7,467
Unrealized gains on interest rate options	18,778	25,347
Other expense, net	(4,541)	363
Income before income tax benefit	6,056	16,334
Income tax benefit	4,056	5,100
Net income	10,112	21,434
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(1,470)	152
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	2	(291)
Net income attributable to the Aimco Operating Partnership	$8,644	$21,295

Net income attributable to the Aimco Operating Partnership per common unit – basic (Note 6)	$0.05	$0.14
Net income attributable to the Aimco Operating Partnership per common unit – diluted (Note 6)	$0.05	$0.14

Weighted-average common units outstanding – basic	157,718	156,882
Weighted-average common units outstanding – diluted	158,485	157,014

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2022 and 2021

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2020	$499,778	$27,436	$527,214	$31,877	$559,091
Net income attributable to Aimco Operating Partnership	20,214	1,081	21,295	—	21,295
Net income attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	291	291
Redemption of OP Units	—	(36)	(36)	—	(36)
Share-based compensation expense	1,243	58	1,301	—	1,301
Distribution to noncontrolling interests in consolidated real estate partnerships	—	—	—	(287)	(287)
Other, net	(318)	12	(306)	3	(303)
Balances at March 31, 2021	520,917	28,551	549,468	31,884	581,352

Balances at December 31, 2021	$500,565	$26,455	$527,020	$35,213	$562,233
Net income attributable to Aimco Operating Partnership	8,209	435	8,644	—	8,644
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	(2)	(2)
Redemption of OP Units	954	(1,087)	(133)	—	(133)
Share-based compensation expense	1,363	1,066	2,429	—	2,429
Distribution to noncontrolling interests in consolidated real estate partnerships	—	—	—	(295)	(295)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	9,718	9,718
Repurchases of OP Units held by Aimco	(1,317)	—	(1,317)	—	(1,317)
Other OP Unit issuances	852	—	852	—	852
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	(183)		(183)	—	(183)
Other, net	(62)	106	44	(5)	39
Balances at March 31, 2022	$510,381	$26,975	$537,356	$44,629	$581,985

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,112	$21,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,118	20,717
Income from unconsolidated real estate partnerships	(256)	(255)
Unrealized gains on interest rate options	(18,778)	(25,347)
Income tax benefit	(4,056)	(5,100)
Amortization of debt issuance costs and other	814	238
Mezzanine investment, net	(8,237)	(7,467)
Share based compensation	2,667	704
Changes in operating assets and operating liabilities:
Other assets	6,752	(19,231)
Accrued liabilities and other	(5,625)	16,631
Total adjustments	(3,601)	(19,110)
Net cash provided by operating activities	6,511	2,324
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(47,492)	(6,230)
Capital expenditures (1)	(49,656)	(31,658)
Investment in IQHQ	(14,227)	—
Other investing activities	(73)	(49)
Net cash used in investing activities	(111,448)	(37,937)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	40,000	—
Proceeds from construction loans	15,625	—
Principal repayments on non-recourse property debt	(2,101)	(18,174)
Purchase of interest rate options	—	(5,590)
Payments on financing leases	(24,516)	(3,699)
Common stock repurchased	(1,317)	—
Contributions from noncontrolling interests in consolidated real estate partnerships	9,718	—
Contributions from redeemable noncontrolling interests in consolidated real estate partnerships	6,879	—
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	(5,094)	—
Other financing activities	(1,216)	(354)
Net cash provided by (used in) financing activities	37,978	(27,817)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(66,959)	(63,430)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	244,582	298,735
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$177,623	$235,305
(1)
Capital expenditures net of accrued capital costs of $40.4 million and $16.1 million for the three months ended March 31, 2022 and 2021, respectively.

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 1 — Organization

Apartment Investment and Management Company (“Aimco”), a Maryland corporation incorporated on January 10, 1994, is a self-administered and self-managed real estate investment trust (“REIT”). Aimco, through a wholly owned subsidiary, is the general and special limited partner of Aimco OP L.P. (“Aimco Operating Partnership”).

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

Business

As of March 31, 2022, Aimco owned 92.6% of the legal interest in the common partnership units of Aimco Operating Partnership and 95.0% of the economic interest in Aimco Operating Partnership. The remaining 7.4% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

We own or lease a portfolio of real estate investments focused primarily on the U.S. multifamily sector. These real estate investments include: a portfolio of 29 operating apartment communities (25 consolidated properties with 6,125 apartment homes and four unconsolidated operating properties), diversified by both geography and price point, in ten major U.S. markets; one commercial office building that is part of a land assemblage; three residential apartment communities, with 1,331 planned apartment homes, a single family rental community with 16 planned homes plus eight accessory dwelling units, and one hotel, with 106 planned rooms, we are actively developing or redeveloping; land parcels held for development; and three residential apartment communities with 499 apartment homes for which we have completed the redevelopment, but have not achieved stabilization. Our real estate portfolio also includes one land parcel held for sale and an unconsolidated investment in land held for development. In addition, we hold other opportunistic and alternative investments, including our Mezzanine Investment (as defined and described in Note 2 below); our IQHQ investment (as defined and described in Note 3 below); and our investment in real estate technology funds.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The condensed consolidated balance sheets of Aimco and Aimco Operating Partnership as of December 31, 2021 have been derived from their respective audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021. Except where indicated, the footnotes refer to both Aimco and Aimco Operating Partnership.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Aimco, Aimco Operating Partnership, and their consolidated subsidiaries. Aimco Operating Partnership’s condensed consolidated financial statements include the accounts of Aimco Operating Partnership and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Redeemable Noncontrolling Interests in Consolidated Real Estate Partnerships

Redeemable noncontrolling interests consists of equity interests held by a limited partner in a consolidated real estate partnership that has a finite life. During the first quarter of 2022, we acquired all the outstanding redeemable noncontrolling interests in two consolidated properties for $5.1 million. At the time of redemption, the carrying amount of the redeemable non-controlling interests was $4.9 million. Prior to our acquisition during the first quarter of 2022, we attributed to noncontrolling interests their share of income or loss of consolidated partnerships based on their proportionate interest in the results of operations of the partnerships, including their share of losses. Redeemable noncontrolling interests in consolidated real estate partnerships as of March 31, 2022, consists of our institutional partner’s equity interest in our Upton Joint Venture, which provides our partner with an accruing 9.7% rate of return on their investment.

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

The following table presents a reconciliation of our redeemable noncontrolling interests in consolidated real estate partnerships from December 31, 2021 to March 31, 2022 (in thousands):

Balance at December 31, 2021	$33,794
Capital contributions	6,879
Redemptions	(4,911)
Net income	1,470
Balance at March 31, 2022	$37,232

Mezzanine Investment

On November 26, 2019, Aimco Predecessor made a five-year, $275.0 million mezzanine loan to the partnership owning the “Parkmerced Apartments” located in southwest San Francisco (the “Mezzanine Investment”). The loan bears interest at a 10%

annual rate, accruing if not paid from property operations. Ownership of the subsidiaries that originated and hold the mezzanine loan was retained by AIR following the Separation.

The Separation Agreement provides for AIR to transfer ownership of the subsidiaries that originated and hold the mezzanine loan, a related equity option to acquire a 30% interest in the partnership owning Parkmerced Apartments and the interest rate option, or swaption, that provides partial protection against future refinancing risk through 2024 to Aimco once required third-party consents are received. At the time of the Separation and as of the date of this filing, legal title of these subsidiaries had not yet transferred to Aimco. Until legal title of the subsidiaries is transferred, AIR is obligated to pass payments on such loan to us, and we are obligated to indemnify AIR against any costs and expenses related thereto. We have the risks and rewards of ownership of the Mezzanine Investment and have recognized an asset related to our right to receive the Mezzanine Investment from AIR.

We recognize as income the net amounts recognized by AIR on its equity investment that are due to be paid to us when collected to the extent the income is supported by the change in AIR's claim to the net assets of the underlying borrower. The income recognized primarily represents the interest accrued under the terms of the underlying mezzanine loan.

The loan is subject to certain risks, including, but not limited to, those resulting from the lingering disruption due to the COVID-19 pandemic and associated response, and any similar events that might occur in the future, which may result in all or a portion of the loan not being repaid. In the event we determine that a portion of the Mezzanine Investment is not recoverable, we will recognize an impairment.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and gains retained by the REIT. For the three months ended March 31, 2022 and 2021, we had consolidated net losses subject to tax of $14.8 million and $9.5 million, respectively.

For the three months ended March 31, 2022, we recognized income tax benefit of $4.1 million, compared to $5.1 million during the same period ended 2021. The change is primarily due to an income tax benefit in 2021 of $2.7 million associated with internal restructuring costs and changes to our effective state tax rate, partially offset by higher GAAP losses at our TRS entities in 2022.

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

Other Assets, net

Other assets were comprised of the following amounts (in thousands):

	March 31, 2022	December 31, 2021
Other investments	$55,104	$45,386
Notes receivable	38,358	38,029
Prepaid expenses and real estate taxes	18,154	20,516
Unconsolidated real estate partnerships	15,145	13,025
Deferred costs, deposits, and other	16,194	22,136
Assets held for sale	10,131	—
Deferred tax assets	9,660	6,388
Corporate fixed assets	9,411	9,855
Due from affiliates	3,654	4,840
Accounts receivable, net of allowances of $1,269 and $1,285 as of March 31, 2022 and December 31, 2021, respectively	3,136	2,469
Intangible assets, net	2,114	3,269
Total other assets, net	$181,061	$165,913

Assets held for sale primarily includes a land parcel acquired in the first quarter of 2022 that is described further in Note 3.

Accounting Pronouncements Adopted in the Current Year

During the first quarter of 2022, we adopted ASU 2021-05 establishing Topic 842, Lessors - Certain Leases with Variable Lease Payments in conjunction with our ongoing operations. ASU 2021-05 requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if either a sales-type lease or direct financing lease classification would trigger a day-one loss, which was effective for us on January 1, 2022. The adoption of this standard on January 1, 2022, did not have a material impact on our condensed consolidated financial statements.

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

Note 3 —Significant Transactions

Acquisitions and Investments

During the first quarter of 2022:

•
Aimco’s Fort Lauderdale consolidated joint venture closed on the previously announced acquisition of three undeveloped land parcels located in downtown Fort Lauderdale for $49.0 million ($25.0 million at Aimco's 51% share), funded primarily by a $40.0 million land loan ($20.4 million at Aimco's share). The $49.0 million purchase price was allocated among the parcels based on third party appraisals.

At the time of the acquisition, one land parcel was subject to a sales agreement for disposition and closing on or before October 9, 2022. Based on the facts and circumstances related to the sale, Aimco determined the land parcel meets the criteria for assets held for sale as of March 31, 2022. Assets held for sale are reported at the carrying value of $10.1 million and included within Other assets, net in our condensed consolidated balance sheets. Liabilities related to assets held for sale of $8.0 million are included in Accrued liabilities and other in our condensed consolidated balance sheets.

•
Aimco entered into a purchase agreement to acquire, for $100.0 million, a 9-acre development site in Fort Lauderdale. The site is located in the Flagler Village neighborhood with the ability to develop approximately three million square feet of mixed-use development, over time. Due to certain transaction stipulations predefined in the purchase agreement, we reserved funds for the transaction by placing $70.0 million of cash, of which $20.0 million is held in escrow in the seller’s name, while $50.0 million is held in escrow in our name and included within restricted cash on the balance sheet at March 31, 2022. Additionally, $30.0 million in letters of credit is held in escrow. See Note 4 for information regarding commitments related to this pending acquisition. Timing of the transaction closing is uncertain but the purchase agreement provides that it shall occur not later than February 24, 2025. Concurrent with entering into the purchase agreement, Aimco entered into a short-term cancelable lease with the seller to obtain development rights of the 9-acre development site. Together, the two contracts are treated as one financing lease as title transfers at the end of the lease arrangement. Refer to Note 9 for details regarding the finance lease.
•
During the first quarter of 2022, Aimco funded the remaining $14.2 million of a total commitment of a $50.0 million passive equity investment in IQHQ Inc., a privately held life sciences real estate development company.

Joint Venture Transaction

During the first quarter of 2022, Aimco formed a joint venture for the construction of approximately one million square feet of mixed-use development in the Edgewater neighborhood of Miami, Florida. Aimco has a 20% share of the joint venture, which includes the initial contribution of an eighth of an acre of land that we purchased for $1.7 million in January 2022. Aimco's total capital commitment to the venture is $8.0 million. Aimco will serve as the development manager for the venture and expects to begin construction in 2023.

Note 4 — Commitments and Contingencies

Commitments

In connection with our development, redevelopment, and other capital additions activities, we have entered into various construction-related contracts and we have made commitments to complete development and redevelopment of certain real estate, pursuant to financing or other arrangements. As of March 31, 2022, our commitments related to these capital activities totaled approximately $217.9 million, most of which we expect to incur during the next 24 months.

As described in Note 3, Aimco is under contract to acquire, for $100.0 million, a nine-acre development site in Fort Lauderdale. Aimco reserved funds for the transaction by placing $70.0 million of cash, of which $20.0 million is held in escrow in the seller's name and $50.0 million is held in escrow in Aimco's name. Timing of the closing and the funding of the remaining $30.0 million commitment is uncertain, but the purchase agreement provides that the transaction closing shall occur not later than February 24, 2025.

Also as described in Note 3, we have a commitment to fund a total of $8.0 million associated with our Edgewater joint venture formed in the first quarter of 2022. As of March 31, 2022, our remaining commitment is $6.0 million, all of which we expect to incur over the next twelve months.

As of March 31, 2022, we also have unfunded commitments in the amount of $3.2 million related to four investments in privately held entities that develop technology related to the real estate industry, the timing of which is uncertain.

We enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.

Legal Matters

From time to time, we may be a party to certain legal proceedings, incidental to the normal course of business. While the outcome of the legal proceedings cannot be predicted with certainty, we believe there are no legal proceedings pending that would have a material effect upon our financial condition or results of operations.

Note 5 — Agreements and Transactions With AIR

In conjunction with the Separation in December 2020, we entered into the following agreements with AIR that have significant operational and financial impacts to us.

Master Services Agreement

We and AIR entered into a Master Services Agreement in which AIR will provide us with customary administrative and support services. We are obligated to pay AIR the fully burdened costs in performing the services. We may terminate any or all services on 60 days’ prior written notice, and AIR may terminate individual services at any time after December 31, 2023. During the three months ended March 31, 2022 and 2021 we incurred administrative and support fees of $0.4 million, for both periods, which are included in general and administrative expenses in our condensed consolidated statements of operations.

Property Management Agreements

We entered into several Property Management Agreements with AIR, pursuant to which AIR provides us with certain property management, property accounting and related services for the majority of our operating properties, and we pay AIR a property management fee equal to 3% of each respective property’s revenue collected and such other fees as may be mutually agreed upon for various other services. The initial term of each Property Management Agreement is one year, with automatic one-year renewal periods, unless either party elects to terminate upon delivery of 60 days’ prior written notice to the other party before the end of the term. Neither party is obligated to pay to the other party a termination fee or other penalty upon such termination.

During the three months ended March 31, 2022 and 2021, we recognized property management and property accounting fees of $1.4 million and $1.3 million, respectively, which we included in property operating expenses in our condensed consolidated statements of operations.

Master Leasing Agreement

The Master Leasing Agreement governs the current and any future leasing arrangements between us, as lessee and AIR, as lessor. The initial term of the Master Leasing Agreement is 18 months (expiring on or about June 14, 2022), with automatic annual extensions (subject to each party’s right to terminate upon notice prior to the end of any such extension term). The Master Leasing Agreement provides that each time the parties thereto wish to execute a lease for a particular property, such parties will cause their applicable affiliates to execute a stand-alone lease. The initial annual rent for any leased property is based on the then-current fair market value of the subject property and market NOI cap rates, subject to certain adjustments, and is further subject to periodic escalation as set forth in the applicable lease, and the other terms thereof, including the initial term and extensions. We have the right to terminate any such lease prior to the end of its term once the leased property is stabilized. In connection with such an early termination, AIR will generally have an option (and not an obligation) to pay us an amount equal to the difference between the property’s fair value at stabilization and the initial value of the leasehold interest, at a five percent discount thereto; if AIR does not exercise such option, we will have the right to cause such property to be sold to a third party, with AIR guaranteed to receive an amount equal to the difference between the property’s fair market value at stabilization and the initial value of the leasehold interest and we will retain any excess proceeds. In the event of such sale of the property, we may also elect to purchase the property at a purchase price equal to the fair market value as agreed upon at the time of lease inception (and may subsequently sell the property to a third party, subject to AIR’s right of first refusal during the first year following our acquisition). If AIR elects not to pay the fee for the development or redevelopment-related improvements, and we decline to purchase the property or cause its sale to a third party, we may elect to rescind our termination of the applicable lease and instead continue such lease in effect in accordance with its terms. Refer to Note 9 for additional information on leases in place as of March 31, 2022.

Notes Payable to AIR

On December 14, 2020, we entered into $534.1 million of Notes Payable to AIR that are secured by a pledge of the equity interest in the entity that holds a portfolio of assets. In addition, the assets secure certain existing senior loans of $241.8 million as of March 31, 2022. The notes mature on January 31, 2024 and bear interest at 5.2%, with accrued interest payable on the first calendar day of each quarter. For the three months ended March 31, 2022 and 2021, we recognized interest expense related to the Notes Payable to AIR of $6.9 million for both periods.

Due to and from AIR

As of March 31, 2022, we have amounts due to and from AIR of $11.1 million and $3.7 million, respectively. As of December 31, 2021 we had amounts due to and from AIR of $15.7 million and $4.8 million, respectively. The amounts due to AIR primarily consist of invoices paid on our behalf and accrued interest on the Notes Payable to AIR. The amounts due from AIR primarily consist of net cash flows generated by our operating properties.

Terry Considine Service Agreement/AIR Reimbursement

As contemplated by the Separation and by Aimco and AIR, Terry Considine, an Aimco board member and our former Chief Executive Officer, has specific responsibilities to Aimco as a non-executive employee during 2022 to support the establishment and growth of the Aimco business, reporting directly to the board. These responsibilities, separate from Mr. Considine’s services as a board member, include: (i) short and long term strategic direction and advice; (ii) transition and executive support to officers; and (iii) advice and consultation with respect to strategic growth and acquisition activities. The Independent Directors set Mr. Considine’s 2022 target total compensation (including base compensation, short-term incentive, and long-term incentive) for these responsibilities at $1.8 million, to be paid in equity. Mr. Considine does not receive any additional compensation for serving on the board.

Additionally, Aimco is obligated for all base salary, short-term incentive amounts and long-term incentive amounts payable to Mr. Considine for the calendar year 2022 under the terms of his employment agreement with AIR that are in excess of $1.0 million, collectively. We estimate the total 2022 reimbursement to AIR, pursuant to this arrangement, will be $4.0 million.

We estimate compensation associated with these arrangements to total $5.8 million for 2022. For the three months ended March 31, 2022 and 2021, we recognized $1.4 million and $1.5 million of expense related to the arrangements, respectively, which amounts are included in general and administrative expense in our condensed consolidated statements of operations.

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

Each of our executives and AIR’s executives received one share of Aimco stock and one share of AIR stock at the Separation date for unvested shares. We include AIR’s executives’ rights to receive Aimco shares upon vesting in our dilutive calculations.

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

Our time-based restricted stock awards receive non-forfeitable dividends similar to shares of common stock and common partnership units prior to vesting, and our Performance-Based LTIP I units and Performance-Based LTIP II units receive non-forfeitable distributions based on specified percentages of the distributions paid to common partnership units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Participating securities are included in the computation of diluted earnings per share for the three months ended March 31, 2022 and 2021, because their effects are dilutive.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the three months ended March 31, 2022 and 2021, are as follows (in thousands, except per share and per unit data):

	Three Months Ended March 31,
	2022	2021
Earnings per share
Numerator:
Net income attributable to Aimco	$8,209	$20,214
Net income allocated to Aimco participating securities	(114)	—
Net income attributable to Aimco common stockholders	$8,095	$20,214

Denominator - shares:
Basic weighted-average common stock outstanding	149,790	148,914
Diluted share equivalents outstanding	558	132
Diluted weighted-average common stock outstanding	150,348	149,046

Earnings per share - basic	$0.05	$0.14
Earnings per share - diluted	$0.05	$0.14

Earnings per unit
Numerator:
Net income attributable to Aimco Operating Partnership	$8,644	$21,295
Net income allocated to Aimco Operating Partnership participating securities	(118)	—
Net income attributable to Aimco Operating Partnership's common unitholders	$8,526	$21,295

Denominator - units
Basic weighted-average common partnership units outstanding	157,718	156,882
Diluted partnership unit equivalents outstanding	767	132
Diluted weighted-average common partnership units outstanding	158,485	157,014

Earnings per unit - basic	$0.05	$0.14
Earnings per unit - diluted	$0.05	$0.14

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

From time to time we purchase interest rate swaps, caps, and other instruments to provide protection against increases in interest rates on our floating rate debt. The fair value of these instruments are included in the fair value table below.

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

We have investments of $5.1 million in property technology funds consisting of privately held entities that develop technology related to the real estate industry. These investments are measured at net asset value (“NAV”) as a practical expedient. Refer to Note 4 for further details of unfunded commitments.

The following table summarizes fair value for our interest rate options and our investments in real estate technology funds as of March 31, 2022, and December 31, 2021, (in thousands):

	As of March 31, 2022				As of December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Interest rate options	$44,227	$—	$44,227	$—	$25,449	$—	$25,449	$—
Investment in real estate technology funds (1)	$5,104	$—	$—	$—	$9,613	—	—	—
(1)
Investments measured at fair value using NAV as a practical expedient are not classified in the fair value hierarchy.

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable and payables approximated their fair value as of March 31, 2022, and December 31, 2021, due to their relatively short-term nature and high probability of realization. We estimate the fair value of our non-recourse property debt, construction loans, and Notes Payable to AIR using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, debt service coverage ratios, and loan to value ratios. We classify the fair value of our non-recourse property debt and construction loans debt within Level 2 of the GAAP fair value hierarchy based on the significance of certain of the unobservable inputs used to estimate its fair value.

The carrying amount of the Notes Payable to AIR approximated their fair value at both March 31, 2022 and December 31, 2021.

The following table summarizes the carrying value and fair value of our non-recourse property debt and construction loans (in thousands):

	As of March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$516,142	$507,416	$484,883	$498,960
Construction loans	$184,788	$184,788	$168,376	$168,376

Note 8 — Variable Interest Entities

We evaluate our investments in limited partnerships and similar entities in accordance with the consolidation guidance to determine whether each such entity is a VIE. The accounting standards related to the consolidation of VIEs require qualitative assessments to determine whether we are the primary beneficiary. The primary beneficiary analysis is based on power and economics. We conclude that we are the primary beneficiary and consolidate the VIE if we have both: (i) the power to direct the activities of the VIE that most significantly influence the VIE's economic performance, and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Significant judgments and assumptions related to the determinations include, but are not limited to, estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

Aimco consolidates Aimco Operating Partnership, a VIE of which Aimco is the primary beneficiary. Aimco, through Aimco Operating Partnership, consolidates all VIEs for which it is the primary beneficiary. Substantially all of the assets and liabilities of Aimco are that of Aimco Operating Partnership.

The VIEs that Aimco Operating Partnership consolidates own interests in real estate. We are the primary beneficiary of the VIEs because we have the power to direct the activities that most significantly impact the entities’ economic performance and have a substantial economic interest. We have seven unconsolidated VIEs for which we are not the primary beneficiary because we are not the decision maker. The seven unconsolidated VIEs include four unconsolidated real estate partnerships that hold four apartment communities in San Diego, California, the Mezzanine Investment, our passive equity investment in IQHQ, and our investment in the Edgewater joint venture, formed in the first quarter of 2022 to develop a 2.8-acre site in Miami's Edgewater neighborhood.

The details of our consolidated and unconsolidated VIEs, excluding those of Aimco Operating Partnership, are summarized in the table below (in thousands, except for VIE count):

	March 31, 2022		December 31, 2021
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Count of VIEs	8	7	9	6
Assets
Real estate, net	$211,702	$—	$564,909	$—
Mezzanine investment	—	346,034	—	337,797
Right-of-use lease assets	425,788	—	429,768	—
Unconsolidated real estate partnerships	—	15,145	—	13,005
Other assets, net	23,271	50,000	43,715	35,773
Liabilities	—	—
Deferred tax liabilities	—	—	124,747	—
Accrued liabilities and other	56,077	—	30,519	—
Construction loans, net	129,625	—	163,570	—
Lease liabilities	433,171	—	435,093	—

During the three months ended March 31, 2022, Aimco acquired all of the outstanding redeemable non-controlling interests in an entity classified as a consolidated VIE as of December 31, 2021. The changes in consolidated VIE assets and liabilities from December 31, 2021 to March 31, 2022 in the table above are primarily due to the impact of declassification of the entity as a VIE.

As of March 31, 2022, one of our consolidated VIEs had an outstanding construction loan. In conjunction with this loan, we made customary guarantees. In certain situations, the lenders may have recourse to our general credit. As of March 31, 2022, we estimate the maximum exposure equals the $129.6 million outstanding loan balance. Other consolidated VIEs' creditors do not have recourse to our general credit.

Unconsolidated Real Estate Partnerships

We own an interest in four apartment communities in San Diego, California of which we are not the primary beneficiary. We also own a joint venture interest in a 2.8-acre development site in Miami’s Edgewater neighborhood. Our investment balance of $15.1 million and $13.0 million as of March 31, 2022 and December 31, 2021, respectively, represents our maximum exposure to loss in these VIEs.

Mezzanine Investment

AIR owns an interest in a partnership that owns Parkmerced Apartments, of which it is not the primary beneficiary, and under the terms of the Separation Agreement, AIR is obligated to transfer ownership of the subsidiaries that hold this interest to us upon receipt of required third-party consents. Our investment balance of $346.0 million and $337.8 million as of March 31, 2022 and December 31, 2021, respectively, represents our indirect interest in notes receivable through our agreement with AIR and our maximum exposure to loss in this VIE.

Note 9 — Lease Arrangements

Aimco as Lessor

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements and other services.

For the three months ended March 31, 2022 and 2021, our total lease income was comprised of the following amounts for all residential and commercial property leases (in thousands):

	Three Months Ended March 31,
	2022	2021
Fixed lease income	$46,333	$36,849
Variable lease income	3,661	2,955
Total lease income	$49,994	$39,804

Aimco as Lessee

Lease Arrangements with AIR

We, as lessee, and AIR, as lessor, have entered into leases on five properties currently under construction or in lease-up. The lease arrangements are governed by the Master Leasing Agreement described in Note 5 and are classified as financing leases.

We have provided AIR with residual value guarantees aggregating to $250.8 million, which provide that if the residual value of the leased assets is less than the specified residual value guarantees at the earlier of lease expiration or termination, we are required to pay the difference.

Ground Leases

During the year ended December 31, 2020, we entered into two 99-year ground leases for the land underlying the development site at Upton Place, a mixed-use development project which will create 689 apartment homes and approximately 100,000 square feet of commercial space in upper-northwest Washington, D.C. These ground leases are classified as financing leases.

Other Finance Lease Arrangements

As described in Note 3, during the quarter ended March 31, 2022, we entered into certain financing lease arrangements concurrent with a contract to acquire a development site in Fort Lauderdale. At lease inception, $20.0 million in deposits were placed in the seller’s name, which subsequently reduced the financing lease right-of-use liability. The related interest is capitalized as part of the financing right-of-use asset. As of March 31, 2022, the associated financing right-of-use assets and liabilities totaled $97.3 million and $75.1 million, respectively.

Together, as of March 31, 2022 and December 31, 2021, these financing leases had weighted-average remaining terms of 33.2 years and 38.5 years, respectively, and weighted-average discount rates of 5.0% and 5.4%, respectively.

As of March 31, 2022, financing right-of-use assets and liabilities totaled $522.9 and $509.2, respectively. As of December 31, 2021, financing lease right-of-use assets and liabilities totaled $429.8 and $435.1, respectively.

For the three months ended March 31, 2022, amortization related to finance leases was $3.2 million, net of amounts capitalized and, for the three months ended March 31, 2021, was $2.1 million, also net of amounts capitalized.

For the three months ended March 31, 2022 and 2021, we capitalized $2.8 million and $6.9 million of lease costs, respectively, associated with active development and redevelopment projects on certain of the underlying property and ground lease assets.

Operating Lease Arrangements

Aimco has operating leases primarily for corporate office space. As of March 31, 2022 and December 31, 2021, Aimco's operating leases had weighted-average remaining terms of 7.1 years and 7.4 years, respectively. As of both March 31, 2022 and December 31, 2021,the leases had weighted-average discount rates of 3.1%.

We record operating lease expense on a straight-line basis over the lease term. Total operating lease cost for three months ended March 31, 2022 and 2021 was $0.4 million and $0.3 million, respectively. As of March 31, 2022 and December 31, 2021, operating lease right-of-use assets of $4.9 million and $5.1 million, respectively, are included in other assets in the consolidated balance sheets. As of March 31, 2022 and December 31, 2021, operating lease liabilities of $12.3 million and $12.7 million, respectively, are included in accrued liabilities other in the consolidated balance sheets.

For finance and operating leases, when the rate implicit in the lease cannot be determined, we estimate the value of our lease liabilities using discount rates equivalent to the rates we would pay on a secured borrowing with terms similar to the leases. We determine if an arrangement is or contains a lease at inception. We have lease agreements with lease and non-lease components and have elected to not separate these components for all classes of underlying assets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet.

Office Space Sublease

We have a sublease arrangement to provide space within our corporate office for fixed rents which commenced on January 1, 2021 and expire on May 31, 2029.

Annual Future Minimum Lease Payments

Combined minimum annual lease payments under operating and financing leases, and sublease income that offsets Aimco's operating lease rent, are as follows (in thousands):

	Sublease Income	Operating Lease Future Minimum Rent	Financing Leases Future Minimum Payments
Remainder of 2022	$1,046	$1,423	$19,924
2023	1,403	1,922	28,017
2024	1,413	1,935	29,017
2025	1,423	1,930	109,278
2026	1,433	1,960	30,300
Thereafter	3,526	4,844	1,614,644
Total	$10,244	14,014	1,831,180
Less: Discount		(1,684)	(1,321,945)
Total lease liabilities		$12,330	$509,235

Note 10 — Business Segments

We have three segments: (i) Development and Redevelopment, (ii) Operating, and (iii) Other.

Our Development and Redevelopment segment consists of properties that are under construction or have not achieved stabilization, as well as land assemblages that are being held for development adjacent to The Hamilton community and other land purchases. Our Operating segment includes 24 residential apartment communities that have achieved stabilized level of operations as of January 1, 2021 and maintained it throughout the current year and comparable period. We aggregate all our apartment communities that have reached stabilization into our Operating segment. Our Other segment consists of properties that are not included in our Development and Redevelopment or Operating segments.

Our chief operating decision maker (“CODM”) uses cash flow, construction timeline to completion, and actual versus budgeted results to evaluate our properties in our Development and Redevelopment segment. Our CODM uses proportionate property net operating income to assess the operating performance of our Operating segment. Proportionate property net operating income is defined as our share of rental and other property revenues, excluding reimbursements, less direct property operating expenses, net of utility reimbursements, for consolidated communities. In our condensed consolidated statements of operations, utility reimbursements are included in rental and other property revenues, in accordance with GAAP.

As of March 31, 2022, our Development and Redevelopment segment consists of 13 properties: three residential apartment communities with 1,331 planned apartment homes, a single family rental community with 16 planned homes plus eight accessory dwelling units, and one hotel, with 106 planned rooms, we are actively developing or redeveloping; three residential apartment communities with 499 apartment homes for which we have completed the redevelopment, but have not achieved stabilization; and, land parcels held for development. Our Operating segment includes 24 consolidated apartment communities with 6,067 apartment homes. Our Other segment includes our recent Eldridge Townhomes acquisition, stabilized but not owned for the comparable reporting period, and 1001 Brickell Bay Drive, our only office building.

The following tables present the results of operations of consolidated properties with our segments reported on a proportionate basis for the three months ended March 31, 2022 and 2021 (in thousands):

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Three Months Ended March 31, 2022:
Rental and other property revenues	$6,932	$35,776	$5,045	$2,165	$76	$49,994
Property operating expenses	2,519	11,188	1,404	2,288	1,822	19,221
Other operating expenses not allocated to segments (2)	—	—	—	—	32,590	32,590
Total operating expenses	2,519	11,188	1,404	2,288	34,412	51,811
Proportionate property net operating income (loss)	4,413	24,588	3,641	(123)	(34,336)	(1,817)
Other items included in income before income tax benefit (3)	—	—	—	—	7,873	7,873
Income (loss) before income tax benefit	$4,413	$24,588	$3,641	$(123)	$(26,463)	$6,056

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Three Months Ended March 31, 2021:
Rental and other property revenues	$2,257	$32,690	$3,186	$1,671	$—	$39,804
Property operating expenses	1,871	11,170	1,037	1,655	1,209	16,942
Other operating expenses not allocated to segments (2)	—	—	—	—	27,028	27,028
Total operating expenses	1,871	11,170	1,037	1,655	28,237	43,970
Proportionate property net operating income (loss)	386	21,520	2,149	16	(28,237)	(4,166)
Other items included in income before income tax benefit (3)	—	—	—	—	20,500	20,500
Income (loss) before income tax benefit	$386	$21,520	$2,149	$16	$(7,737)	$16,334
(1)
Represents adjustments for redeemable noncontrolling interests in consolidated real estate partnerships' share of the results of consolidated communities in our segments, which are included in the related consolidated amounts, but excluded from proportionate property net operating income for our segment evaluation. Also includes the reclassification of utility reimbursements from revenues to property operating expenses for the purpose of evaluating segment results. Utility reimbursements are included in rental and other property revenues in our condensed consolidated statements of operations prepared in accordance with GAAP.
(2)
Other operating expenses not allocated to segments consists of depreciation and amortization, general and administrative expense, and miscellaneous other expenses.
(3)
Other items included in income before income tax benefit consists primarily of interest expense, unrealized gain on our interest rate options and mezzanine investment income, net.

Net real estate and non-recourse property debt, net, of our segments were as follows (in thousands):

	Development and Redevelopment	Operating	Other	Total
As of March 31, 2022:
Buildings and improvements	$342,962	$783,538	$197,147	$1,323,647
Land	122,474	298,459	153,501	574,434
Total real estate	465,436	1,081,997	350,648	1,898,081
Accumulated depreciation	(3,123)	(526,547)	(46,573)	(576,243)
Net real estate	$462,313	$555,450	$304,075	$1,321,838

Non-recourse property debt and construction loans, net	$211,729	$481,134	$—	$692,863

	Development and Redevelopment	Operating	Other	Total
As of December 31, 2021:
Buildings and improvements	$277,041	$783,320	$196,853	$1,257,214
Land	82,325	298,459	153,501	534,285
Total real estate	359,366	1,081,779	350,354	1,791,499
Accumulated depreciation	(2,252)	(517,022)	(41,841)	(561,115)
Net real estate	$357,114	$564,757	$308,513	$1,230,384

Non-recourse property debt, net	$163,570	$483,137	$—	$646,707

In addition to the amounts disclosed in the tables above, the Development and Redevelopment segment right-of-use assets and lease liabilities as of March 31, 2022 aggregated to $522.9 million and $509.2 million, respectively, and as of December 31, 2021, aggregated to $429.8 million and $435.1 million, respectively. As of March 31, 2022, right-of-use assets and lease liabilities primarily relate to our investments in Upton Place, North Tower of Flamingo Point, 707 Leahy, The Fremont, Prism, Oak Shore, and Flagler Village.

Note 11 – Subsequent Events

On May 3, 2022, we closed on the sale of our Pathfinder Village property located in Fremont, California, for $127.0 million. Pathfinder Village was a stabilized property and included within our Operating segment. Proceeds were used to repay existing debt obligations.

Subsequent to quarter-end, we monetized the $500.0 million notional amount swaption described in Note 7 for $13.7 million and recognized a gain of $7.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report on Form 10-Q contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding: the ongoing relationship between Aimco and AIR (the “Separate Entities”) following the Separation; the impact of the COVID-19 pandemic, including on our ability to maintain current or meet projected occupancy, rental rate and property operating results; the effect of acquisitions, dispositions, developments, and redevelopments; including our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our development and redevelopment investments; expectations regarding sales of our apartment communities and the use of proceeds thereof; the availability and cost of corporate debt; and our ability to comply with debt covenants, including financial coverage ratios.

These forward-looking statements are based on management’s judgment as of this date, which is subject to risks and uncertainties. Risks and uncertainties that could cause actual results to differ materially from our expectations include, but are not limited to: the effects of the coronavirus pandemic on Aimco’s business and on the global and U.S. economies generally, and the ongoing, dynamic and uncertain nature and duration of the pandemic, geopolitical events which may adversely affect the markets in which our securities trade, and other macroeconomic conditions, including, among other things, supply chain challenges and rising interest rates, all of which heightens the impact of the other risks and factors described herein, and the impact on entities in which Aimco holds a partial interest, including its indirect interest in the partnership that owns Parkmerced Apartments, and the impact of coronavirus related governmental lockdowns on Aimco’s residents, commercial tenants, and operations; real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location and quality of competitive new housing supply; the timing and effects of acquisitions, dispositions, developments and redevelopments; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; supply chain disruptions, particularly with respect to raw materials such as lumber, steel, and concrete; financing risks, including the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of real estate presently or previously owned by Aimco; the relationship between Aimco and Separate Entities after the Separation; the ability and willingness of the Separate Entities and their subsidiaries to meet and/or perform their obligations under the contractual arrangements that were entered into among the parties in connection with the Separation and any of their obligations to indemnify, defend and hold the other party harmless from and against various claims, litigation and liabilities; and

the ability to achieve some or all the benefits that we expect to achieve from the Separation; and such other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (“SEC”).

In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and depends on our ability to meet the various requirements imposed by the Code through actual operating results, distribution levels and diversity of stock ownership.

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

Readers should also carefully review the section entitled “Risk Factors” described in Item 1A of Apartment Investment and Management Company’s and Aimco OP L.P.’s combined Annual Report on Form 10-K for the year ended December 31, 2021, and subsequent documents we file from time to time with the SEC.

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

•
Platform: We have a talented leadership team with an average Aimco tenure of over 10 years and nearly 20 years of diverse real estate industry experience combined with a disciplined and proven investment process.
•
Portfolio: We benefit from a deep and growing investment pipeline with $1.0 billion of development and redevelopment projects currently underway, over $2.5 billion of future opportunities under Aimco-control and more being explored. We add to this alternative investment strategies and a diversified portfolio of stabilized real estate to provide risk management and produce predictable cash flow.
•
Growth Plan: We have more than $500.0 million of equity targeted for redeployment into high returning activities over the next 4-5 years offering investors a high performing, high return vehicle with expected annualized returns on equity from 12-16% once optimal capital allocation is achieved.

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

From time to time, we will allocate a defined portion of our capital into alternative investments including passive debt and equity investments (both direct and indirect). We may also utilize our established platform and existing relationships to generate fees through service offerings.

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

•
Managing and investing in value-add and opportunistic real estate

Our dedicated team will source and execute development and redevelopment projects, and various other direct investment strategies, across our national platform. The Aimco Development and Redevelopment portfolio currently includes $1.0 billion of projects in construction and lease-up, located across five major U.S. markets. In addition, we currently have over $2.5 billion worth of pipeline opportunities under our control and have the opportunity to add to our investment pipeline based on strategic relationships and through sourcing by regional investment teams. Generally, we seek direct investment opportunities in locations where barriers to entry are high, target customers can be clearly defined and where we have a comparative advantage over others in the market.

•
Managing and investing in other alternative investments

Our current allocation to alternative investments includes: our indirect interest mezzanine loan to the Parkmerced partnership which owns 3,165 apartment homes and future development rights in San Francisco, California, and our passive equity investments in IQHQ, Inc. (“IQHQ”), a privately held life sciences real estate development company, and in property technology funds consisting of entities that develop technology related to the real estate industry.

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

•
Owning a portfolio of stabilized core and core plus real estate

Our entire portfolio of operating properties includes 29 apartment communities (25 consolidated properties and four unconsolidated properties) located in ten major U.S. markets and with average rents in line with local market averages (generally defined as B class). We also own one commercial office building that is part of an assemblage with an adjacent apartment building. The target composition of our stabilized portfolio will continue to include primarily B multifamily assets, spread across a nationally diversified portfolio and with a bias toward long established residential neighborhoods that rank highly in regard to schools, employment fundamentals and state and regional governance. Core-Plus opportunities offer the opportunity for incremental capital investment while maintaining stabilized cashflow to accelerate income growth and improve asset values.

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

Results for the Three Months Ended March 31, 2022

The results from the execution of our business plan during the three months ended March 31, 2022 are described below.

Financial Results and Recent Highlights

•
Net income attributable to Aimco common stockholders per share, on a fully dilutive basis, was $0.05 for the three months ended March 31, 2022, compared to net income per share of $0.14 for the three months ended March 31, 2021, due primarily to the change in fair market valuation of Aimco's interest rate options and entity investments.
•
The North Tower at Flamingo Point in Miami Beach, Florida reached stabilized occupancy in April, more than six months ahead of schedule and at rental rates more than 25% ahead of underwriting.
•
Demand for apartment homes at The Hamilton in the Edgewater neighborhood of Miami, Florida is strong. Aimco has pre-leased 17 homes in anticipation of our initial apartment home deliveries scheduled to occur in the coming months, at rental rates ahead of underwriting.
•
Aimco secured two new development pipeline assets in South Florida with the potential to construct approximately four million square feet of phased, mixed-use developments.
•
For the three months ended March 31, 2022, revenue and net operating income from our Operating Properties were up 9.4% and 14.3%, respectively, year over year, with occupancy of 98.5%, up 90 basis points year over year.
•
Aimco ended the first quarter with $298.0 million of liquidity, including cash and capacity on its revolving credit facility, net of letters of credit outstanding.

Value Add, Opportunistic & Alternative Investments

Development and Redevelopment

Aimco generally seeks development and redevelopment opportunities where barriers to entry are high, target customers can be clearly defined, and where Aimco has a comparative advantage over others in the market. Aimco’s Value Add and Opportunistic investments may also target portfolio acquisitions, operational turnarounds, and re-entitlements.

Aimco currently has eight active development and redevelopment projects, located across five U.S. markets, in varying phases of construction and lease-up. These projects remain on track, as measured by project-level budget and schedule, lease-up metrics, and current market valuations. During the three months ended March 31, 2022, we invested $65.7 million in development and redevelopment activities. Updates include:

•
At the North Tower of Flamingo Point in Miami Beach, Florida, construction is largely complete and the property is 98% occupied. The property reached stabilized occupancy in April, more than six months ahead of plan and at rental rates more than 25% ahead of underwriting.
•
The Fremont on the Anschutz Medical Campus in Aurora, Colorado was 92% leased or pre-leased as of April 30, 2022, and is expected to reach stabilized occupancy in the third quarter of 2022.
•
Prism in Cambridge, Massachusetts, and 707 Leahy in Redwood City, California, reached stabilized occupancy in the second half of 2021.
•
Pre-leasing began at The Hamilton in Miami, Florida in anticipation of initial apartment home deliveries scheduled to occur in the coming months. As of April 30, 2022, 17 units has been pre-leased at rental rates ahead of underwriting.

•
At Upton Place in Northwest Washington, D.C., construction remains on schedule and on budget. As of April 30, 2022, more than 80% of the 106,000 square feet of planned retail space has been leased to two anchor tenants, more than 18 months ahead of delivery and at terms ahead of underwriting.
•
Construction continues on schedule and on budget at The Benson Hotel and Faculty Club in Aurora, Colorado and at our single-family rental project, Oak Shore, in Corte Madera, California.

Alternative Investments

Aimco makes alternative investments where it has special knowledge or expertise relevant to the venture and opportunity exists for positive asymmetric outcomes. Aimco’s current alternative investments include a mezzanine loan secured by a stabilized multi-family property with an option to participate in future multi-family development as well as three passive equity investments. Updates include:

•
Aimco’s $346.0 million mezzanine loan is secured by the Parkmerced stabilized multi-family property plus phases two through nine of the site's future development opportunity. Members of Aimco's borrower also own phase one and recently recapitalized it with an alternative investment firm with $57 billion under management. The recapitalization provides the borrower with additional liquidity and added capacity to advance capital and service the first priority debt that is senior to the Aimco loan. It is now expected that the neighboring San Francisco State University will return to full in-person learning this fall, increasing the demand for the apartments that serve as collateral for our loan.
•
Aimco funded the remaining $14.2 million of a total commitment of a $50.0 million passive equity investment in IQHQ Inc., a life sciences developer.

Investment Activity

Aimco is focused on development and redevelopment, funded through joint ventures. Aimco will also consider opportunistic investments in related activities. In the first quarter of 2022:

•
Aimco’s joint venture with The Kushner Companies closed on the previously announced acquisition of three undeveloped land parcels located in downtown Fort Lauderdale, Florida. The total purchase price for the land was $49.0 million ($25.0 million at Aimco’s 51.0% share) and current zoning allows for the development of approximately three million square feet of multifamily homes and commercial space. The venture is under contract to sell one of the parcels and expects to close this sale in the third quarter of 2022.
•
Aimco formed a joint venture for the construction of approximately one million square feet of mixed-use development in the Edgewater neighborhood of Miami, Florida. Aimco has a 20.0% share of the joint venture, which includes the initial contribution of an eighth of an acre of land that we purchased for $1.7 million in January 2022. The development site is situated as the gateway to our Edgewater land assemblage and our redevelopment of The Hamilton. Aimco will serve as the development manager for the venture and expects to begin construction in 2023.
•
Aimco entered into a contract to acquire, for $100.0 million, a nine-acre development site in Fort Lauderdale, Florida. The site is located in the rapidly growing Flagler Village neighborhood and allows for approximately three million square feet of phased, mixed-use development, which could contain up to 1,500 residential units at full build-out. Pursuant to the agreement, Aimco reserved funds for the transaction by placing $70.0 million of cash and $30.0 million in letters of credit into escrow. In conjunction with the purchase, we entered into a financing lease with the seller to obtain the development rights. Aimco plans to form a joint venture or joint ventures to execute the planned development activity.

Operating Property Results

Aimco owns a diversified portfolio of stabilized apartment communities located in ten major U.S. markets with average rents in line with local market averages. Aimco also owns one commercial office building that is part of an assemblage with an adjacent apartment building.

Highlights for the three months ended March 31, 2022 include:

•
Revenue in the first quarter of 2022 was $35.8 million, up 9.4% year over year, resulting from a $155 increase in average monthly revenue per apartment home to more than $2,000, and a 90-basis point increase in Average Daily Occupancy to 98.5%.

•
Expense in the first quarter of 2022 was $11.2 million, up 0.2% year over year.
•
1001 Brickell Bay Drive, a waterfront office building in Miami, Florida, is owned as part of a larger assemblage with substantial development potential. At the end of the first quarter 2022, the building was 83% occupied, up from 72% at the same time last year.

Balance Sheet and Financing Activity

Aimco is highly focused on maintaining a strong balance sheet, including having at all times ample liquidity. As of March 31, 2022, Aimco had access to $297.5 million, including $109.0 million of cash on hand, $68.6 million of restricted cash, and the capacity to borrow up to $120.0 million on our revolving credit facility. Refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

Financial Results of Operations

We have three segments: (i) Development and Redevelopment, (ii) Operating, and (iii) Other.

Our Development and Redevelopment segment consists of properties that are under construction or have not achieved stabilization, as well as land assemblages that are being held for development adjacent to The Hamilton community and other land purchases. Our Operating segment includes 24 residential apartment communities that have achieved stabilized level of operations as of January 1, 2021 and maintained it throughout the current year and comparable period. We aggregate all our apartment communities that have reached stabilization into our Operating segment. Our Other segment consists of properties that are not included in our Development and Redevelopment or Operating segments.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements included in Item 1.

Three Months Ended March 31, 2022 compared with the Three Months Ended March 31, 2021

Net income decreased by $12.0 million, or 59.4% during the three months ended March 31, 2022, compared to the same periods in 2021, as described more fully below.

Property Results

As of March 31, 2022, our Development and Redevelopment segment included five properties that were under construction and three properties in lease-up. Our Operating segment included 25 communities with 6,125 apartment homes, and our Other segment included our recent Eldridge Townhomes acquisition, and one office building.

We use proportionate property net operating income to assess the operating performance of our segments. Proportionate property net operating income is defined as our share of rental and other property revenues, less direct property operating expenses, but

•
excluding utility reimbursements, for the consolidated communities. In our condensed consolidated statements of operations, utility reimbursements are included in rental and other property revenues, in accordance with GAAP;
•
excluding the results of four apartment communities with an aggregate 142 apartment homes that we neither manage nor consolidate, notes receivable, our investment in IQHQ and the Mezzanine Investment; and
•
excluding property management costs and casualty gains or losses, reported in consolidated amounts, in our assessment of segment performance.

Please refer to Note 10 to the condensed consolidated financial statements in Item 1 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

Proportionate Property Net Operating Income

The results of our segments for the three months ended March 31, 2022 and 2021, as presented below, are based on segment classifications as of March 31, 2022:

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$6,932	$2,257	$4,675	207.1%
Operating	35,776	32,690	3,086	9.4%
Other	5,045	3,186	1,859	58.3%
Total	47,753	38,133	9,620	25.2%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	2,519	1,871	648	34.6%
Operating	11,188	11,170	18	0.2%
Other	1,404	1,037	367	35.4%
Total	15,111	14,078	1,033	7.3%
Proportionate property net operating income:
Development and Redevelopment	4,413	386	4,027	1,043.3%
Operating	24,588	21,520	3,068	14.3%
Other	3,641	2,149	1,492	69.4%
Total	$32,642	$27,241	$5,401	19.8%

For the three months ended March 31, 2022, compared to the same period in 2021:

•
Development and Redevelopment proportionate property net operating income increased by $4.0 million, due primarily to the delivery and lease up of units at newly constructed or redeveloped apartment communities.
•
Operating proportionate property net operating income increased by $3.1 million, or 14.3%. The increase was attributable primarily to a $3.1 million, or 9.4% increase in rental and other property revenues due to higher average revenues of $155 per apartment home, and a 90-basis point increase in occupancy.
•
Other proportionate property net operating income increased by $1.5 million, or 69.4%.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include property management costs, casualty losses, and, if applicable, the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance.

Depreciation and Amortization

For the three months ended March 31, 2022, depreciation and amortization expense increased by $2.4 million, or 11.6% when compared to the same period in 2021, primarily due to additional assets being placed into service.

General and Administrative Expenses

For the three months ended March 31, 2022, compared to the same period in 2021, general and administrative expenses increased by $3.2 million, or 50.1%. General and administrative expense for the three months ended March 31, 2021 was prior to the full build out of Aimco’s platform and are not representative of Aimco’s anticipated expenses. Additionally, General and administrative expense includes $1.0 million of expenses to be reimbursed to AIR, per agreement upon separation, for consulting services, with respect to strategic growth, direction, and advice, in the three months ended March 31, 2022 and 2021. This agreement is expected to conclude at year end.

Interest Expense

For the three months ended March 31, 2022, compared to the same period in 2021, interest expense increased by $1.9 million, or 15.2%, mainly due to increased borrowings of property debt and construction loans to support our expanding property development and redevelopment activities.

Mezzanine Investment Income, Net

On November 26, 2019, Aimco Predecessor made a five-year, $275.0 million mezzanine loan to the partnership owning the “Parkmerced Apartments” located in southwest San Francisco (the “Mezzanine Investment”). The loan bears interest at a 10% annual rate, accruing if not paid from property operations. Ownership of the subsidiaries that originated and hold the mezzanine loan was retained by AIR following the Separation. The Separation Agreement provides for AIR to transfer ownership of the subsidiaries that originated and hold the mezzanine loan, once required third-party consents to transfer are received. Until legal title of the subsidiaries is transferred, AIR is obligated to pass payments on the mezzanine loan to us.

As of March 31, 2022, the total receivable including accrued and unpaid interest was $346.0 million. During the three months ended March 31, 2022, we recognized $8.2 million of income in connection with the mezzanine loan, compared to $7.5 million during the three months ended March 31, 2021.

The loan is subject to certain risks, including, but not limited to, those resulting from the lingering disruption due to the COVID-19 pandemic and associated response, and any similar events that might occur in the future, which may result in all or a portion of the loan not being repaid. In the event we determine that a portion of the related Mezzanine Investment is not recoverable, we will recognize an impairment.

Unrealized Gains on Interest Rate Options

We adjust our interest rate options to fair value on a quarterly basis. As a result of the mark to market adjustment, we recognized unrealized gains of $18.8 million and $25.3 million during the three months ended March 31, 2022 and 2021, respectively.

Other Income (Expense), Net

Other income, net, includes costs associated with our risk management activities, partnership administration expenses, valuation changes associated with equity investments, fee income, and certain non-recurring items. For the three months ended March 31, 2022, compared to 2021, other expenses, net increased by $4.9 million, or 1351.0%, due primarily to valuation changes in our investments in property technology funds consisting of privately held entities that develop technology related to the real estate industry.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and gains retained by the REIT. For the three months ended March 31, 2022 and 2021, we had consolidated net losses subject to tax of $14.8 million and $9.5 million, respectively.

For the three months ended March 31, 2022, we recognized income tax benefit of $4.1 million compared to $5.1 million during the same period in 2021. The change is primarily due to an income tax benefit of $2.7 million in 2021 associated with internal restructuring and changes to our effective state tax rate, partially offset by higher GAAP losses at our TRS entities in 2022.

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

Our critical accounting policies are described in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the financial condition, results of operations, and cash flows for all periods presented.

Non-GAAP Measures

We use EBITDAre and Adjusted EBITDAre in managing our business and in evaluating our financial condition and operating performance. These key financial indicators are non-GAAP measures and are defined and described below. We provide reconciliations of the non-GAAP financial measures to the most comparable financial measure computed in accordance with GAAP.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization for Real Estate ("EBITDAre")

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

The reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2022 and 2021, is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$8,209	$20,214
Adjustments:
Interest expense	14,601	12,677
Income tax benefit	(4,056)	(5,100)
Depreciation and amortization	23,118	20,717
Adjustment related to EBITDAre of unconsolidated partnerships	257	215
EBITDAre	$42,129	$48,723
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(1,470)	152
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	2	(291)
EBITDAre adjustments attributable to noncontrolling interests	(11)	(270)
Mezzanine investment income, net (1)	(8,237)	(7,467)
Unrealized gains on interest rate options	(18,778)	(25,347)
Adjusted EBITDAre	$13,635	$15,500

(1) Includes the portion of accrued and unpaid income recognized during the year

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary sources of liquidity are cash flows from operations and borrowing capacity under our loan agreements.

As of March 31, 2022, our available liquidity was $297.5 million, which consisted of:

•
$109.0 million in cash and cash equivalents;
•
$68.6 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance; and
•
$120.0 million of available capacity to borrow under our revolving secured credit facility.

We have commitments for, and expect to spend, approximately $217.9 million on development and redevelopment projects underway, with $240.1 million undrawn on our construction loans as of March 31, 2022 and limited partner equity commitments of $15.8 million. Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, and future investments. Additionally, our third-party property managers may enter into commitments on our behalf to purchase goods and services in connection with the operation of our apartment communities and our office building. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to historical levels.

We believe, based on the information available at this time, that we have sufficient cash on hand and access to additional sources of liquidity to meet our operational needs for the next twelve months.

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

Leverage and Capital Resources

The availability and cost of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Currently, financing is readily available. Any adverse changes in the lending environment could negatively affect our liquidity. We have taken steps to mitigate a portion of our repricing risk. However, if property or development financing options become unavailable, we may consider alternative sources of liquidity, such as reductions in capital spending or apartment community dispositions.

As of March 31, 2022, 42% of our leverage consisted of property-level, non-recourse, amortizing debt. Approximately 83% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates, and inflation. As of March 31, 2022, the weighted-average interest rate on our property-level debt was 3.2%, and the remaining term to maturity was 5.1 years.

While our primary source of leverage is property-level debt, we also have a secured $150.0 million credit facility with a syndicate of financial institutions, the Notes Payable to AIR, and construction loans. As of March 31, 2022, we had no outstanding borrowings under our revolving secured credit facility. We had a $30.0 million letter of credit outstanding related to a contract to purchase a 9-acre development site in Fort Lauderdale; consequently, we had capacity to borrow up to $120.0 million under our secured credit facility. Under our revolving secured credit facility, we have agreed to maintain a fixed charge coverage ratio of 1.25X minimum tangible net worth of $625.0 million, and maximum leverage of 60.0% as defined in the credit agreement. We are currently in compliance and expect to remain in compliance with these covenants during the next twelve months.

As of March 31, 2022, 44% of our leverage consisted of the Notes Payable to AIR, with a fixed interest rate of 5.2% and a term to maturity of 1.8 years, and 15% consisted of our variable-rate non-recourse construction loans.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1 of this report.

Operating Activities

For the three months ended March 31, 2022, net cash provided by operating activities was $6.5 million. Our operating cash flow is primarily affected by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment communities and general and administrative costs. Cash provided by operating activities for the three months ended March 31, 2022 increased by $4.2 million compared to the same period ended in 2021 due to timing of balance sheet position changes.

Investing Activities

For the three months ended March 31, 2022, our net cash used in investing activities of $111.4 million consisted primarily of capital expenditures and cash used in the $49.0 million purchase of undeveloped land parcels in Fort Lauderdale and construction costs on our development properties.

Total capital additions totaled $49.7 million and $31.7 million during the three months ended March 31, 2022 and 2021, respectively. We have generally funded capital additions with available cash and cash provided by operating activities and construction loans.

We also funded the remaining $14.2 million of our total commitment of $50.0 million passive equity investment in IQHQ, a life sciences developer.

We exclude the amounts of capital spending related to commercial spaces and to apartment communities sold or classified as held for sale at the end of the period from the foregoing measures. We have also excluded from these measures indirect capitalized costs, which are not yet allocated to communities with capital additions, and their related capital spending categories.

Financing Activities

Net cash from financing activities for the three months ended March 31, 2022 increased by $65.8 million compared to the three months ended March 31, 2021, due primarily to draws on construction loans, and proceeds from non-recourse property loans totaling $55.6 million. In addition, we received $17.6 million of contributions to our consolidated real estate partnerships.

Using available cash, we made payments of $24.5 million on our finance leases, which primarily consist of $22.2 million of payments for our finance lease arrangements relating to our development site in Fort Lauderdale.

Future Capital Needs

We expect to fund any future acquisitions, development and redevelopment, and other capital spending principally with operating cash flows, short-term borrowings, and debt and equity financing. Our near-term business plan does not contemplate the issuance of equity. We believe, based on the information available at this time, that we have sufficient cash on hand and access to additional sources of liquidity to meet our operational needs for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our chief market risks are refunding risk, that is the availability of property debt or other cash sources to refund maturing property debt, including the Notes Payable to AIR, and repricing risk, that is the possibility of increases in base interest rates and credit risk spreads. We use long-dated, fixed-rate, non-recourse property debt in order to avoid the refunding and repricing risks of short-term borrowings. We use working capital primarily to fund short-term uses. We make limited use of derivative financial instruments and we do not use them for trading or other speculative purposes.

As of March 31, 2022, on a consolidated basis, we had approximately $86.9 million of variable-rate property-level debt outstanding in addition to two variable rate construction loans that totaled $184.8 million. We estimate that a change in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce or increase interest expense by approximately $2.7 million.

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

Also during the first quarter of 2021, we paid an upfront premium of $0.3 million for interest rate caps for the entire amounts on our Flamingo and The Hamilton construction loans. These interest rate caps, provide protection if one month LIBOR exceeds 3.0% during the initial term of the loans.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes from the risk factors in Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Aimco

Unregistered Sales of Equity Securities

From time to time, Aimco may issue shares of common stock in exchange for OP Units, defined under the Aimco Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each common OP Unit. Aimco may also issue shares of common stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended March 31, 2022, Aimco issued approximately 23,000 shares of common stock in exchange for OP Units in these transactions. Such shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Repurchases of Equity Securities

Aimco’s Board has, from time to time, authorized Aimco to repurchase shares of its outstanding common stock. As of December 31, 2021, Aimco was authorized to repurchase approximately 10.4 million shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions. In January 2022, we repurchased 202,400 shares of Aimco Class A common stock at a weighted average price of $6.49 per share, in accordance with our share repurchase authorization. As of March 31, 2022, up to 10.2 million shares remained available under the share repurchase authorization.

Aimco Operating Partnership

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP Units during the three months ended March 31, 2022.

Repurchases of Equity Securities

Aimco Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one-year, limited partners other than Aimco have the right to redeem their common OP Units for cash or, at our election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended March 31, 2022, approximately 23,000 of common OP Units were redeemed in exchange for shares of Common Stock. During the same period, approximately 18,000 common OP Units were redeemed in exchange for cash at an average price of $7.41.

Dividend and Distribution Payments

As a REIT, Aimco is required to distribute annually to holders of its Common Stock at least 90.0% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. Aimco’s board determines and declares its dividends. In making a dividend determination, Aimco’s board considers a variety of factors, including REIT distribution requirements; current market conditions; liquidity needs; and other uses of cash, such as deleveraging and accretive investment activities. Aimco plans to reinvest earnings to facilitate growth and, therefore, does not presently intend to pay a regular quarterly cash dividend.

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

The following materials from Aimco’s and Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of equity and partners’ capital; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: May 9, 2022