Form 10-Q
period 2022-06-30
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2022-08-04
CIK 922864, 1820878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of Apartment Investment and Management Company Class A Common Stock outstanding as of August 2, 2022: 152,148,729

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

Aimco, through a wholly owned subsidiary, is the general partner and directly is the special limited partner of Aimco Operating Partnership. As of June 30, 2022, Aimco owned 92.6% of the legal interest in the common partnership units of Aimco Operating Partnership and 95.0% of the economic interest in Aimco Operating Partnership. The remaining 7.4% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

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

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2022, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

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

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Buildings and improvements	$1,269,624	$1,257,214
Land	601,757	534,285
Total real estate	1,871,381	1,791,499
Accumulated depreciation	(519,868)	(561,115)
Net real estate	1,351,513	1,230,384
Cash and cash equivalents	81,799	233,374
Restricted cash	12,510	11,208
Mezzanine investment	354,365	337,797
Interest rate options	51,286	25,657
Right-of-use lease assets	130,532	429,768
Receivable from lease termination	186,318	—
Other assets, net	251,089	165,913
Total assets	$2,419,412	$2,434,101

LIABILITIES AND EQUITY
Non-recourse property debt, net	$801,434	$483,137
Construction loans, net	199,715	163,570
Notes payable to AIR	147,039	534,127
Total indebtedness	1,148,188	1,180,834
Deferred tax liabilities	136,950	124,747
Lease liabilities	123,785	435,093
Accrued liabilities and other	133,653	97,400
Total liabilities	1,542,576	1,838,074

Redeemable noncontrolling interests in consolidated real estate partnerships	51,814	33,794
Commitments and contingencies (Note 4)
Equity:
Common Stock, $0.01 par value, 510,587,500 shares authorized at both June 30, 2022 and December 31, 2021, and 149,096,590 and 149,818,021 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,492	1,498
Additional paid-in capital	515,065	521,842
Retained Earnings (accumulated deficit)	224,567	(22,775)
Total Aimco equity	741,124	500,565
Noncontrolling interests in consolidated real estate partnerships	44,665	35,213
Common noncontrolling interests in Aimco Operating Partnership	39,233	26,455
Total equity	825,022	562,233
Total liabilities and equity	$2,419,412	$2,434,101

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES
Rental and other property revenues	$50,697	$40,418	$100,691	$80,222

OPERATING EXPENSES
Property operating expenses	19,708	16,403	38,929	33,345
Depreciation and amortization	34,863	20,639	57,981	41,356
General and administrative expenses	8,961	7,383	18,433	13,694
Total operating expenses	63,532	44,425	115,343	88,395

Interest expense	(41,546)	(12,638)	(56,147)	(25,315)
Mezzanine investment income, net	8,330	7,551	16,567	15,018
Realized and unrealized gains (losses) on interest rate options	20,017	(16,970)	38,795	8,377
Realized and unrealized gains (losses) on equity investments	26,630	875	22,297	875
Gains on dispositions of real estate	94,598	—	94,465	—
Lease modification income	205,387	—	205,387	—
Other (expense) income, net	(1,413)	2,043	(1,488)	2,406
Income (expense) before income tax benefit	299,168	(23,146)	305,224	(6,812)
Income tax (expense) benefit	(45,957)	2,760	(41,901)	7,860
Net income (loss)	253,211	(20,386)	263,323	1,048
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(1,069)	(66)	(2,539)	86
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(346)	(275)	(344)	(566)
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	(12,659)	1,037	(13,094)	(44)
Net income (loss) attributable to Aimco	$239,137	$(19,690)	$247,346	$524

Net income (loss) attributable to Aimco per common share – basic (Note 6)	$1.58	$(0.13)	$1.63	$0.00
Net income (loss) attributable to Aimco per common share – diluted (Note 6)	$1.57	$(0.13)	$1.62	$0.00

Weighted-average common shares outstanding – basic	149,600	149,166	149,694	149,082
Weighted-average common shares outstanding – diluted	150,423	149,166	150,660	149,442

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended June 30, 2022 and 2021

(In thousands)

(Unaudited)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (accumulated Deficit)	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at March 31, 2021	149,208	$1,491	$516,051	$3,375	$520,917	$31,884	$28,551	$581,352
Net loss attributable to Aimco	—	—	—	(19,690)	(19,690)	—	—	(19,690)
Net income attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	275	—	275
Net loss attributable to common noncontrolling interests in Aimco Operating Partnership	—	—	—	—	—	—	(1,037)	(1,037)
Redemption of OP Units	440	4	909	—	913	—	(917)	(4)
Share-based compensation expense	—	—	580	—	580	—	58	638
Distribution to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(295)	—	(295)
Other, net	15	1	—	—	1	(17)	(1)	(17)
Balances at June 30, 2021	149,663	$1,496	$517,540	$(16,315)	$502,721	$31,847	$26,654	$561,222

Balances at March 31, 2022	149,690	$1,497	$523,455	$(14,571)	$510,381	$44,629	$26,975	$581,985
Net income attributable to Aimco	—	—	—	239,137	239,137	—	—	239,137
Net income attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	346	—	346
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	—	—		—	—	—	12,659	12,659
Redemption of OP Units	16	—	581		581	—	(591)	(10)
Share-based compensation expense	—	—	1,417	—	1,417	—	191	1,608
Distribution to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(310)	—	(310)
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	(7,244)	—	(7,244)	—	—	(7,244)
Common stock repurchased	(540)	(5)	(3,097)	—	(3,102)	—	—	(3,102)
Other, net	(69)	—	(47)	1	(46)	—	(1)	(47)
Balances at June 30, 2022	149,097	$1,492	$515,065	$224,567	$741,124	$44,665	$39,233	$825,022

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2022 and 2021

(In thousands)

(Unaudited)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (accumulated Deficit)	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2020	149,036	$1,490	$515,127	$(16,839)	$499,778	$31,877	$27,436	$559,091
Net income attributable to Aimco	—	—	—	524	524	—	—	524
Net income attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	566	—	566
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	—	—	—	—	—	—	44	44
Redemption of OP Units	440	4	898	—	902	—	(942)	(40)
Share-based compensation expense	—	—	751	—	751	—	116	867
Distribution to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(582)	—	(582)
Other common stock issuances	232	2	1,069	—	1,071	—	—	1,071
Other, net	(45)	—	(305)	—	(305)	(14)	—	(319)
Balances at June 30, 2021	149,663	$1,496	$517,540	$(16,315)	$502,721	$31,847	$26,654	$561,222

Balances at December 31, 2021	149,818	$1,498	$521,842	$(22,775)	$500,565	$35,213	$26,455	$562,233
Net income attributable to Aimco	—	—	—	247,346	247,346	—	—	247,346
Net income attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	344	—	344
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	—	—	—	—	—	—	13,094	13,094
Redemption of OP Units	39	—	1,535	—	1,535	—	(1,678)	(143)
Share-based compensation expense	—	—	2,780	—	2,780	—	1,257	4,037
Distribution to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(605)	—	(605)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	9,718	—	9,718
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	(7,244)	—	(7,244)	—	—	(7,244)
Common stock repurchased	(742)	(7)	(4,412)	—	(4,419)	—	—	(4,419)
Other Common Stock issuances	106	1	851	—	852	—	—	852
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	—	—	(183)	—	(183)	—	—	(183)
Other, net	(124)	—	(104)	(4)	(108)	(5)	105	(8)
Balances at June 30, 2022	149,097	$1,492	$515,065	$224,567	$741,124	$44,665	$39,233	$825,022

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$263,323	$1,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,981	41,356
Income from unconsolidated real estate partnerships	(300)	(508)
Unrealized gains on interest rate options	(30,760)	(8,377)
Income tax expense (benefit)	41,901	(7,860)
Amortization of debt issuance costs and other	1,421	609
Mezzanine investment, net	(16,567)	(15,018)
Realized gain on interest rate option	(8,036)	—
Loss on extinguishment of debt, net	27,482	—
Lease modification income	(205,387)	—
Gain on equity investment redemption	(5,658)	—
Gain on disposition of real estate	(94,465)	—
Share-based compensation	4,513	1,814
Changes in operating assets and operating liabilities:
Other assets, net	(14,437)	(11,160)
Net cash received from lease incentive	7,895	—
Accrued liabilities and other	(3,528)	14,562
Total adjustments	(237,945)	15,418
Net cash provided by operating activities	25,378	16,466
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(100,758)	(18,215)
Capital expenditures (1)	(124,813)	(82,352)
Proceeds from disposition of real estate	126,769	—
Investment in IQHQ	(14,227)	—
Investment in unconsolidated real estate partnerships	(12,244)	—
Other investing activities	(116)	(1,484)
Net cash used in investing activities	(125,389)	(102,051)

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	614,720	—
Proceeds from construction loans	33,607	120,123
Payments of deferred loan costs	(6,620)	(6,178)
Principal repayments on non-recourse property debt	(283,826)	(20,331)
Principal repayments on Notes Payable to AIR	(387,088)	—
Purchase of interest rate options	(451)	(5,772)
Proceeds from interest rate option	13,660	—
Payments on finance leases	(25,366)	(5,133)
Payments of prepayment premiums	(21,395)	—
Common stock repurchased	(4,419)	—
Redemption of noncontrolling interest in real estate partnership	(7,244)	—
Distributions to noncontrolling interests in real estate partnerships	(605)	—
Contributions from noncontrolling interests in consolidated real estate partnerships	9,718	—
Contributions from redeemable noncontrolling interests in consolidated real estate partnerships	20,392	—
Redemption of common and preferred OP units	(133)	—
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	(5,094)	—
Other financing activities	(118)	(626)
Net cash provided by (used in) financing activities	(50,262)	82,083
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(150,273)	(3,502)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	244,582	298,735
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$94,309	$295,233

(1)
Accrued capital expenditures were $29.1 million and $18.7 million as of June 30, 2022 and 2021, respectively.

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Buildings and improvements	$1,269,624	$1,257,214
Land	601,757	534,285
Total real estate	1,871,381	1,791,499
Accumulated depreciation	(519,868)	(561,115)
Net real estate	1,351,513	1,230,384
Cash and cash equivalents	81,799	233,374
Restricted cash	12,510	11,208
Mezzanine investment	354,365	337,797
Interest rate options	51,286	25,657
Right-of-use lease assets	130,532	429,768
Receivable from lease termination	186,318	—
Other assets, net	251,089	165,913
Total assets	$2,419,412	$2,434,101

LIABILITIES AND EQUITY
Non-recourse property debt, net	$801,434	$483,137
Construction loans, net	199,715	163,570
Notes payable to AIR	147,039	534,127
Total indebtedness	1,148,188	1,180,834
Deferred tax liabilities	136,950	124,747
Lease liabilities	123,785	435,093
Accrued liabilities and other	133,653	97,400
Total liabilities	1,542,576	1,838,074

Redeemable noncontrolling interests in consolidated real estate partnerships	51,814	33,794
Commitments and contingencies (Note 4)
Partners’ capital:
General Partner and Special Limited Partner	741,124	500,565
Limited Partners	39,233	26,455
Partners’ capital attributable to Aimco Operating Partnership	780,357	527,020
Noncontrolling interests in consolidated real estate partnerships	44,665	35,213
Total partners’ capital	825,022	562,233
Total liabilities and partners’ capital	$2,419,412	$2,434,101

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES
Rental and other property revenues	$50,697	$40,418	$100,691	$80,222

OPERATING EXPENSES
Property operating expenses	19,708	16,403	38,929	33,345
Depreciation and amortization	34,863	20,639	57,981	41,356
General and administrative expenses	8,961	7,383	18,433	13,694
Total operating expenses	63,532	44,425	115,343	88,395

Interest expense	(41,546)	(12,638)	(56,147)	(25,315)
Mezzanine investment income, net	8,330	7,551	16,567	15,018
Realized and unrealized gains (losses) on interest rate options	20,017	(16,970)	38,795	8,377
Realized and unrealized gains (losses) on equity investments	26,630	875	22,297	875
Gains on dispositions of real estate	94,598	—	94,465	—
Lease modification income	205,387	—	205,387	—
Other (expense) income, net	(1,413)	2,043	(1,488)	2,406
Income (loss) before income tax benefit	299,168	(23,146)	305,224	(6,812)
Income tax (expense) benefit	(45,957)	2,760	(41,901)	7,860
Net income (loss)	253,211	(20,386)	263,323	1,048
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(1,069)	(66)	(2,539)	86
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(346)	(275)	(344)	(566)
Net income (loss) attributable to Aimco Operating Partnership	$251,796	$(20,727)	$260,440	$568

Net income (loss) attributable to Aimco Operating Partnership per common unit – basic (Note 6)	$1.58	$(0.13)	$1.63	$0.00
Net income (loss) attributable to Aimco Operating Partnership per common unit – diluted (Note 6)	$1.57	$(0.13)	$1.62	$0.00

Weighted-average common units outstanding – basic	157,525	157,134	157,621	157,093
Weighted-average common units outstanding – diluted	158,447	157,134	158,666	157,453

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the three months ended June 30, 2022 and 2021

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at March 31, 2021	$520,917	$28,551	$549,468	$31,884	$581,352
Net loss attributable to Aimco Operating Partnership	(19,690)	(1,037)	(20,727)	—	(20,727)
Net income attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	275	275
Redemption of OP Units	913	(917)	(4)	—	(4)
Share-based compensation expense	580	58	638	—	638
Distribution to noncontrolling interests in consolidated real estate partnerships	—	—	—	(295)	(295)
Other, net	1	(1)	—	(17)	(17)
Balances at June 30, 2021	$502,721	$26,654	$529,375	$31,847	$561,222

Balances at March 31, 2022	$510,381	$26,975	$537,356	$44,629	$581,985
Net income attributable to Aimco Operating Partnership	239,137	12,659	251,796	—	251,796
Net income attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	346	346
Redemption of OP Units	581	(590)	(9)	—	(9)
Share-based compensation expense	1,417	191	1,608	—	1,608
Distribution to noncontrolling interests in consolidated real estate partnerships	—	—	—	(310)	(310)
Purchase of noncontrolling interests in consolidated real estate partnerships	(7,244)		(7,244)		(7,244)
Repurchases of OP Units held by Aimco	(3,102)	—	(3,102)	—	(3,102)
Other, net	(46)	(2)	(48)	—	(48)
Balances at June 30, 2022	$741,124	$39,233	$780,357	$44,665	$825,022

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the six months ended June 30, 2022 and 2021

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2020	$499,778	$27,436	$527,214	$31,877	$559,091
Net income attributable to Aimco Operating Partnership	524	44	568	—	568
Net income attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	566	566
Redemption of OP Units	902	(942)	(40)	—	(40)
Other common stock issuances	1,071	—	1,071		1,071
Share-based compensation expense	751	116	867	—	867
Distribution to noncontrolling interests in consolidated real estate partnerships	—	—	—	(582)	(582)
Other, net	(305)	—	(305)	(14)	(319)
Balances at June 30, 2021	$502,721	$26,654	$529,375	$31,847	$561,222

Balances at December 31, 2021	$500,565	$26,455	$527,020	$35,213	$562,233
Net income attributable to Aimco Operating Partnership	247,346	13,094	260,440	—	260,440
Net income attributable to noncontrolling interests in consolidated real estate partnerships	—	—	—	344	344
Redemption of OP Units	1,534	(1,677)	(143)	—	(143)
Share-based compensation expense	2,780	1,257	4,037	—	4,037
Distribution to noncontrolling interests in consolidated real estate partnerships	—	—	—	(605)	(605)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	9,718	9,718
Purchase of noncontrolling interests in consolidated real estate partnerships	(7,244)		(7,244)		(7,244)
Repurchases of OP Units held by Aimco	(4,419)	—	(4,419)	—	(4,419)
Other OP Unit issuances	852	109	961	—	961
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	(183)		(183)	—	(183)
Other, net	(107)	(5)	(112)	(5)	(117)
Balances at June 30, 2022	$741,124	$39,233	$780,357	$44,665	$825,022

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$263,323	$1,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,981	41,356
Income from unconsolidated real estate partnerships	(300)	(508)
Unrealized gains on interest rate options	(30,760)	(8,377)
Income tax expense (benefit)	41,901	(7,860)
Amortization of debt issuance costs and other	1,421	609
Mezzanine investment, net	(16,567)	(15,018)
Realized gain on interest rate option	(8,036)	—
Loss on extinguishment of debt, net	27,482	—
Lease modification income	(205,387)	—
Gain on equity investment redemption	(5,658)	—
Gain on disposition of real estate	(94,465)	—
Share-based compensation	4,513	1,814
Changes in operating assets and operating liabilities:
Other assets, net	(14,437)	(11,160)
Net cash received from lease incentive	7,895	—
Accrued liabilities and other	(3,528)	14,562
Total adjustments	(237,945)	15,418
Net cash provided by operating activities	25,378	16,466
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(100,758)	(18,215)
Capital expenditures (1)	(124,813)	(82,352)
Proceeds from disposition of real estate	126,769	—
Investment in IQHQ	(14,227)	—
Investment in unconsolidated real estate partnerships	(12,244)	—
Other investing activities	(116)	(1,484)
Net cash used in investing activities	(125,389)	(102,051)

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	614,720	—
Proceeds from construction loans	33,607	120,123
Payments of deferred loan costs	(6,620)	(6,178)
Principal repayments on non-recourse property debt	(283,826)	(20,331)
Principal repayments on Notes Payable to AIR	(387,088)	—
Purchase of interest rate options	(451)	(5,772)
Proceeds from interest rate option	13,660	—
Payments on finance leases	(25,366)	(5,133)
Payments of prepayment premiums	(21,395)	—
Redemption of OP Units	(4,419)	—
Redemption of noncontrolling interest in real estate partnership	(7,244)	—
Distributions to noncontrolling interests in real estate partnerships	(605)	—
Contributions from noncontrolling interests in consolidated real estate partnerships	9,718	—
Contributions from redeemable noncontrolling interests in consolidated real estate partnerships	20,392	—
Redemption of common and preferred OP units	(133)	—
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	(5,094)	—
Other financing activities	(118)	(626)
Net cash provided by (used in) financing activities	(50,262)	82,083
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(150,273)	(3,502)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	244,582	298,735
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$94,309	$295,233

(1)
Accrued capital expenditures were $29.1 million and $18.7 million as of June 30, 2022 and 2021, respectively.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

Business

As of June 30, 2022, Aimco owned 92.6% of the legal interest in the common partnership units of Aimco Operating Partnership and 95.0% of the economic interest in Aimco Operating Partnership. The remaining 7.4% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

We own or lease a portfolio of real estate investments focused primarily on the U.S. multifamily sector. These real estate investments include: a portfolio of 28 operating apartment communities (24 consolidated properties with 5,879 apartment homes and four unconsolidated operating properties), diversified by both geography and price point, in ten major U.S. markets; one commercial office building that is part of a land assemblage; two residential apartment communities, with 965 planned apartment homes, a single family rental community with 16 planned homes plus eight accessory dwelling units, and one hotel, with 106 planned rooms, we are actively developing or redeveloping; land parcels held for development; and four residential apartment communities with 865 apartment homes for which we have completed the redevelopment, but have not achieved stabilization. Our real estate portfolio also includes one land parcel held for sale and two unconsolidated investments in land held for development. In addition, we hold other opportunistic and alternative investments, including our Mezzanine Investment (see Note 2 for further information); our IQHQ investment (see Note 3 for further information); and our investment in real estate technology funds.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Common Noncontrolling Interests in Aimco Operating Partnership

Common noncontrolling interests in Aimco Operating Partnership consist of common Aimco Operating Partnership Units (“OP Units”), and are reflected in Aimco’s accompanying Condensed Consolidated Balance Sheets as Common noncontrolling interests in Aimco Operating Partnership. Aimco Operating Partnership’s income or loss is allocated to the holders of common OP Units, other than Aimco, based on the weighted-average number of common OP Units (including Aimco) outstanding during the period. For all periods presented, the holders of common OP Units had a weighted-average economic ownership interest in Aimco Operating Partnership of approximately 5.0%. Substantially all of the assets and liabilities of Aimco are held by Aimco Operating Partnership.

Redeemable Noncontrolling Interests in Consolidated Real Estate Partnerships

Redeemable noncontrolling interests consists of equity interests held by a limited partner in a consolidated real estate partnership that has a finite life. During the quarter ended March 31, 2022, we acquired all the outstanding redeemable noncontrolling interests in two consolidated properties for $5.1 million. At the time of redemption, the carrying amount of the redeemable non-controlling interests was $4.9 million. Prior to our acquisition in the first quarter of 2022, we attributed to noncontrolling interests their share of income or loss of consolidated partnerships based on their proportionate interest in the results of operations of the partnerships, including their share of losses. Redeemable noncontrolling interests in consolidated real estate partnerships as of June 30, 2022 consists of our institutional partner’s equity interest in our Upton Joint Venture, which provides our partner with an accruing 9.7% rate of return on their investment.

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

The following table presents a rollforward of our redeemable noncontrolling interests in consolidated real estate partnerships from December 31, 2021 to June 30, 2022 (in thousands):

Balance at December 31, 2021	$33,794
Capital contributions	20,392
Redemptions	(4,911)
Net income	2,539
Balance at June 30, 2022	$51,814

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

The Separation Agreement provides for AIR to transfer ownership of the subsidiaries that originated and hold the mezzanine loan, a related equity option to acquire a 30% interest in the partnership owning Parkmerced Apartments and the interest rate option, or swaption, that provides partial protection against future refinancing risk to Aimco through 2024 once required third-party consents are received. At the time of the Separation and as of the date of this filing, legal title of these subsidiaries had not yet transferred to Aimco. Until legal title of the subsidiaries is transferred, AIR is obligated to pass payments on such loan to us, and we are obligated to indemnify AIR against any costs and expenses related thereto. We have the risks and rewards of ownership of the Mezzanine Investment and have recognized an asset related to our right to receive the Mezzanine Investment from AIR.

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

Income Tax Benefit

Certain aspects of our operations, including our Development and Redevelopment activities, are conducted through taxable REIT subsidiaries, or TRS entities. Additionally, our TRS entities hold investments in one of our apartment communities and 1001 Brickell Bay Drive.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and gains retained by the REIT. For the three and six months ended June 30, 2022, we had consolidated net income subject to tax of $181.4 million and $166.6 million, respectively. For the three and six months ended June 30, 2021, we had consolidated net losses subject to tax of $9.0 million and $18.5 million, respectively.

For the three months ended June 30, 2022, we recognized income tax expense of $46.0 million compared to a $2.8 million benefit during the same period in 2021. The change is primarily due to the GAAP income taxes associated with the lease modification income recognized in the second quarter of 2022.

For the six months ended June 30, 2022, we recognized income tax expense of $41.9 million compared to a $7.9 million benefit during the same period in 2021. The change is primarily due to the GAAP income taxes associated with the lease modification income recognized in the second quarter of 2022.

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

Other Assets, net

Other assets were comprised of the following amounts (in thousands):

	June 30, 2022	December 31, 2021
Other investments	$82,056	$45,386
Assets held for sale (1)	52,566	—
Notes receivable	38,606	38,029
Unconsolidated real estate partnerships	27,149	13,025
Prepaid expenses and real estate taxes	17,953	20,516
Deferred costs, deposits, and other	17,625	22,136
Corporate fixed assets	9,067	9,855
Accounts receivable, net of allowances of $1,397 and $1,285 as of June 30, 2022 and December 31, 2021, respectively	3,108	2,469
Intangible assets, net	1,602	3,269
Due from affiliates	1,357	4,840
Deferred tax assets	—	6,388
Total other assets, net	$251,089	$165,913

(1) In addition to the property we sold during the period, from time to time we may market to sell certain properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale. As of June 30, 2022, assets held for sale include one land parcel in Fort Lauderdale, Florida and two properties located in the Seattle, Washington area.

Accounting Pronouncements Adopted in the Current Year

During the quarter ended March 31, 2022, we adopted ASU 2021-05 establishing Topic 842, Lessors - Certain Leases with Variable Lease Payments in conjunction with our ongoing operations. ASU 2021-05 requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if either a sales-type lease or direct finance lease classification would trigger a day-one loss, which was effective for us on January 1, 2022. The adoption of this standard on January 1, 2022, did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04,“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the LIBOR or by another reference rate expected to be discontinued because of reference rate reform. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued Accounting Standards Update 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”), which clarified the scope and application of the original guidance. We plan to adopt ASU 2020-04 and ASU 2021-01 when LIBOR is discontinued. We are currently evaluating the potential impact of adopting this guidance, but do not expect it to have a material impact on our consolidated financial statements due to the fact that we hold one month LIBOR debt instruments, which are not expected to be discontinued in 2022.

Note 3 —Significant Transactions

Acquisitions and Investments

•
During the quarter ended March 31, 2022, we entered into a short-term cancellable lease of and a purchase agreement to acquire, for $100.0 million, a nine-acre development site in the Flagler Village neighborhood of Fort Lauderdale, Florida. The site has the potential for the development of approximately three million square feet of mixed-use property, which could contain up to 1,500 residential units at full build-out. On June 2, 2022, we finalized the purchase of part of the site for $64.0 million. Subsequent to the closing, there was $7.2 million remaining in escrow in the seller's name and $28.8 million in letters of credit held in escrow as reserved funds for the transaction. During the quarter ended June 30, 2022, we capitalized $2.8 million in fees as Land along with the closing. See Note 9 for further information.
•
During the quarter ended March 31, 2022, our Fort Lauderdale consolidated joint venture closed on the acquisition of three undeveloped land parcels located in downtown Fort Lauderdale for $49.0 million ($25.0 million at Aimco's 51% share), funded primarily by a $40.0 million land loan ($20.4 million at Aimco's share). The cost was allocated among the parcels based on third-party appraisals.

At the time of acquisition, one land parcel was subject to a sales agreement with closing expected on or before October 9, 2022. Based on the facts and circumstances related to the sale, we determined the land parcel met the criteria for classification as assets held for sale as of June 30, 2022. These assets are reported at a carrying value of $11.7 million, and are included within Other assets, net in our Condensed Consolidated Balance Sheets. Liabilities related to these assets held for sale of $8.0 million are included in Accrued liabilities and other in our Condensed Consolidated Balance Sheets.

•
During the quarter ended March 31, 2022, we funded the remaining $14.2 million of a total $50.0 million commitment of a passive equity investment in IQHQ Inc. (IQHQ), a privately held life sciences real estate development company. Based on certain facts and circumstances related to the investment, IQHQ was initially reported at cost. During the quarter ended June 30, 2022, 22% of our original investment with a cost basis of $10.8 million was redeemed for $16.5 million. The redemption cash was received after quarter end. Consequently, we recognized a $5.7 million gain from this redemption in our Consolidated Statements of Operations for the three and six months ended June 30, 2022, and a $16.5 million receivable in our Condensed Consolidated Balance Sheets as of June 30, 2022. Further, our remaining investment in IQHQ with a cost basis of $39.2 million was valued at an estimated fair market value of $59.7 million, and a $20.5 million unrealized gain was recognized for the quarter ended June 30, 2022.

Joint Venture Transaction

•
In May 2022, we formed two joint ventures for a ground-up project that entails the construction of 574 residential homes and 20,000 square feet of mixed-use retail and cultural space in Bethesda, Maryland. Aimco holds a 50% share of the joint ventures (the “DC joint ventures”), with a maximum total capital commitment of $18.0 million, of which $12.0 million has been funded as of June 30, 2022. We serve as co-development manager for these ventures, which are expected to begin construction in late 2023.
•
In March 2022, we formed a joint venture for the construction of approximately one million square feet of mixed-use development in the Edgewater neighborhood of Miami, Florida. Aimco holds a 20% share of the joint venture (the “Edgewater joint venture"), which includes our initial contribution of an eighth of an acre of land that we purchased for $1.7 million in January 2022. Our total capital commitment for this venture is $8.0 million. We will serve as the development manager for this venture, which is expected to begin construction in 2023.

Dispositions

•
In April 2022, we closed on the sale of our Pathfinder Village property located in Fremont, California, for a gross sales price of $127.0 million and recognized a gain from the sale of $94.6 million. Pathfinder Village was a stabilized property previously reported within our Operating segment.

Lease Arrangements

•
In June 2022, we as lessee and AIR as lessor, entered into a lease termination agreement pursuant to which AIR is required to pay us a termination payment on September 1, 2022, and upon receipt of such payment, the existing leases with respect to four properties will terminate. See Note 9 for further information.

Note 4 — Commitments and Contingencies

Commitments

In connection with our development, redevelopment, and other capital additions activities, we have entered into various construction-related contracts, and have made commitments to complete development and redevelopment of certain real estate, pursuant to financing or other arrangements. As of June 30, 2022, our commitments related to these capital activities totaled approximately $188.4 million, most of which we expect to incur during the next 24 months.

As described in Note 3, we are under contract to acquire, for $36.0 million, the two remaining land parcels of a nine-acre development site in Fort Lauderdale. As of June 30, 2022, we reserved $7.2 million which was held in escrow in the seller’s name. As of June 30, 2022, our remaining commitment is $28.8 million, which we expect to incur over the next twelve months.

As described in Note 3, we have a commitment to fund a total of $26.0 million for our Edgewater joint venture and DC joint ventures formed during 2022. As of June 30, 2022, our remaining commitments are $12.0 million, which we expect to incur over the next twelve months.

As of June 30, 2022, we have unfunded commitments in the amount of $2.9 million related to four investments in privately held entities that develop technology related to the real estate industry. The timing of these funding commitments is uncertain.

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

Master Services Agreement

We entered into a Master Services Agreement with AIR whereby AIR provides us with customary administrative and support services. We are obligated to pay AIR the fully burdened costs in performing those services. We may terminate any or all services on 60 days’ prior written notice, and AIR may terminate individual services at any time after December 31, 2023. During the three and six months ended June 30, 2022, we incurred administrative and support fees of $0.5 million and $0.9 million, respectively, compared to $0.4 million and $0.8 million during the three and six months ended June 30, 2021, respectively. These administrative support fees are included in General and administrative expenses in our Condensed Consolidated Statements of Operations.

Property Management Agreements

We have entered into several Property Management Agreements with AIR, pursuant to which AIR provides us with certain property management, property accounting and related services for the majority of our operating properties. We pay AIR a property management fee for these services equal to 3% of each respective property’s revenue collected and such other fees as may be mutually agreed upon for various other services. The initial term of each Property Management Agreement is one year, with automatic one-year renewal periods, unless either party elects to terminate upon delivery of 60 days’ prior written notice to the other party before the end of the term. Neither party is obligated to pay to the other party a termination fee or other penalty upon such termination.

During the three and six months ended June 30, 2022, we recognized property management and property accounting fees of $1.5 million and $2.9 million, respectively, compared to $1.3 million and $2.6 million during the three and six months ended June 30, 2021, respectively. These property management and property accounting fees are included in Property operating expenses in our Condensed Consolidated Statements of Operations.

Master Leasing Agreement

The Master Leasing Agreement, as amended on June 14, 2022, governs the current and any future leasing arrangements between us, as lessee, and AIR, as lessor. Under the amendments to the Master Leasing Agreement, AIR's purchase option to acquire completed development and redevelopment properties was replaced with a right of first offer on development and redevelopment assets that have achieved stabilization after our acquisition of the asset and that we choose to bring to market within one year following stabilization. Additionally, it provides that each time the parties thereto wish to execute a new lease for a particular property, such parties will cause their applicable affiliates to execute a stand-alone lease.

In June 2022, we as lessee and AIR as lessor, entered into a lease termination agreement pursuant to which AIR is required to pay us a termination payment on September 1, 2022, and upon receipt of such payment, the existing leases with respect to four properties will terminate. See Note 9 for further information.

Notes Payable to AIR

In June 2022, we entered into an agreement providing for early repayment of the Notes Payable to AIR relative to the original maturity date of such notes. The notes bore interest at 5.2% with accrued interest payable on the first calendar day of each quarter. For the three and six months ended June 30, 2022, we recognized interest expense related to the Notes Payable to AIR of $6.4 million and $13.3 million, respectively, compared to $6.9 million and $13.9 million during the three and six months ended June 30, 2021, respectively. Additionally, during the quarter ended June 30, 2022, we made a principal payment of $387.1 million, and recognized $17.9 million of associated spread maintenance costs, $12.9 million of which were paid as of June 30, 2022. In July 2022, we made the remaining principal and spread maintenance payments.

Other

In June 2022, for $7.2 million, we acquired from AIR the common noncontrolling interest in the entity that indirectly holds a portfolio of assets that secured the Notes Payable to AIR.

Due to and from AIR

As of June 30, 2022, we have amounts due to and from AIR of $16.2 million and $1.1 million, respectively. As of December 31, 2021 we had amounts due to and from AIR of $15.7 million and $4.8 million, respectively. The amounts due to AIR primarily consist of invoices paid on our behalf and accrued interest on our Notes Payable to AIR. The amounts due from AIR primarily consist of net cash flows generated by our operating properties.

Terry Considine Service Agreement/AIR Reimbursement

As contemplated by the Separation and by Aimco and AIR, Terry Considine, an Aimco board member and our former Chief Executive Officer, has specific responsibilities to us as a non-executive employee during 2022 to support the establishment and growth of our business, reporting directly to our board of directors (the "Board"). These responsibilities, separate from Mr. Considine’s services as a board member, include: (i) short and long-term strategic direction and advice; (ii) transition and executive support to officers; and (iii) advice and consultation with respect to strategic growth and acquisition activities. The independent directors of the Board set Mr. Considine’s 2022 target total compensation (including base compensation, short-term incentive, and long-term incentive) for these responsibilities at $1.8 million, to be paid in equity. Mr. Considine does not receive any additional compensation for serving on the Board.

Additionally, we are obligated for all base salary, short-term incentive amounts and long-term incentive amounts payable to Mr. Considine for the calendar year 2022 under the terms of his employment agreement with AIR that are in excess of $1.0 million, collectively. As of June 30, 2022, we estimate the total 2022 reimbursement to AIR, pursuant to this arrangement, will be $4.0 million.

We estimate compensation associated with these arrangements to total $5.8 million for 2022. For the three and six months ended June 30, 2022, we recognized $1.5 million and $2.9 million of expense related to the arrangements, respectively, compared to $1.5 million and $2.9 million during the three and six months ended June 30, 2021, respectively. This expense is included in General and administrative expenses in our Condensed Consolidated Statements of Operations.
Note 6 — Earnings and Dividends per Share and per Unit

Aimco and Aimco Operating Partnership calculate basic earnings per share of common stock and basic earnings per common unit based on the weighted-average number of shares of common stock and common partnership units outstanding. We calculate diluted earnings per share of common stock and diluted earnings per common unit taking into consideration dilutive shares of common stock and common partnership unit equivalents and dilutive convertible securities outstanding during the period.

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

Our time-based restricted stock awards receive non-forfeitable dividends similar to shares of common stock and common partnership units prior to vesting, and our Performance-Based LTIP I units and Performance-Based LTIP II units receive non-forfeitable distributions based on specified percentages of the distributions paid to common partnership units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Participating securities are included in the computation of diluted earnings per share for the three and six months ended June 30, 2022 and 2021, because their effects are dilutive.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the three and six months ended June 30, 2022 and 2021, are as follows (in thousands, except per share and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings per share
Numerator:
Net income (loss) attributable to Aimco	$239,137	$(19,690)	$247,346	$524
Net income allocated to Aimco participating securities	(3,284)	—	(3,410)	—
Net income (loss) attributable to Aimco common stockholders	$235,853	$(19,690)	$243,936	$524

Denominator - shares:
Basic weighted-average common stock outstanding	149,600	149,166	149,694	149,082
Diluted share equivalents outstanding	823	—	966	360
Diluted weighted-average common stock outstanding	150,423	149,166	150,660	149,442

Earnings (loss) per share - basic	$1.58	$(0.13)	$1.63	$0.00
Earnings (loss) per share - diluted	$1.57	$(0.13)	$1.62	$0.00

Earnings per unit
Numerator:
Net income (loss) attributable to Aimco Operating Partnership	$251,796	$(20,727)	$260,440	$568
Net income allocated to Aimco Operating Partnership participating securities	(3,423)	—	(3,551)	—
Net income (loss) attributable to Aimco Operating Partnership's common unitholders	$248,373	$(20,727)	$256,889	$568

Denominator - units
Basic weighted-average common partnership units outstanding	157,525	157,134	157,621	157,093
Diluted partnership unit equivalents outstanding	922	-	1,045	360
Diluted weighted-average common partnership units outstanding	158,447	157,134	158,666	157,453

Earnings (loss) per unit - basic	$1.58	$(0.13)	$1.63	$0.00
Earnings (loss) per unit - diluted	$1.57	$(0.13)	$1.62	$0.00

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

In 2021, we paid an upfront premium of $5.5 million for the option to enter into a $500.0 million notional amount interest rate swap at a future date. During the six months ended June 30, 2022, we monetized our $500.0 million notional amount swaption for $13.7 million, and recognized a gain of $8.0 million, net of transaction costs.

From time to time we purchase interest rate swaps, caps, and other instruments to provide protection against increases in interest rates on our floating rate debt. The fair value of these instruments are noted in the table below.

On a recurring basis, we measure at fair value our interest rate options, which are presented in Other assets, net in our Condensed Consolidated Balance Sheets. Our interest rate options are classified within Level 2 of the GAAP fair value hierarchy, and we estimate their fair value using pricing models that rely on observable market information, including contractual terms, market prices, and interest rate yield curves. The fair value adjustment is included in earnings in Unrealized gains on interest rate options in our Condensed Consolidated Statements of Operations. Changes in fair value are reflected as a non-cash transaction in adjustments to arrive at cash flows from operations, and any upfront premium is reflected in Purchase of interest rate options in our Condensed Consolidated Statements of Cash Flows.

As of June 30, 2022, we have investments of $5.9 million in property technology funds consisting of entities that develop technology related to the real estate industry. These investments are measured at net asset value (“NAV”) as a practical expedient. See Note 4 for further information.

The following table summarizes fair value for our interest rate options and our investments in real estate technology funds as of June 30, 2022, and December 31, 2021, (in thousands):

	As of June 30, 2022				As of December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Interest rate options	$51,178	$—	$51,178	$—	$25,449	$—	$25,449	$—
Investment in real estate technology funds (1)	$5,867	—	—	—	$9,613	—	—	—
(1)
Investments measured at fair value using NAV as a practical expedient are not classified in the fair value hierarchy.

Nonrecurring Fair Value Measurements

As of June 30, 2022, assets measured at fair value on a nonrecurring basis in our Condensed Consolidated Balance Sheets consisted of our investment in IQHQ. IQHQ was initially reported at cost. During the quarter ended June 30, 2022, 22% of our original investment with a cost basis of $10.8 million was redeemed for $16.5 million. As a result, our remaining shares in IQHQ after the partial redemption were re-valued on a stepped up basis to fair value at the same per share value as the cash redemption per share value. These observable inputs are classified as Level 1 within the GAAP fair value hierarchy. As of June 30, 2022, the fair value of our investment in IQHQ measured on a nonrecurring basis was $59.7 million.

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable and payables approximated their fair value as of June 30, 2022, and December 31, 2021, due to their relatively short-term nature and high probability of realization. We estimate the fair value of our non-recourse property debt, construction loans, and Notes Payable to AIR using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, debt service coverage ratios, and loan to value ratios. We classify the fair value of our non-recourse property debt and construction loans within Level 2 of the GAAP fair value hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair value.

The following table summarizes the carrying value and fair value of our non-recourse property debt, construction loans, and Notes Payable to AIR as of June 30, 2022, and December 31, 2021, (in thousands):

	As of June 30, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$809,055	$786,094	$484,883	$498,960
Construction loans	203,396	203,396	168,376	168,376
Notes Payable to AIR	147,039	147,039	534,127	534,127
Total	$1,159,490	$1,136,529	$1,187,386	$1,201,463

Note 8 — Variable Interest Entities

We evaluate our investments in limited partnerships and similar entities in accordance with applicable consolidation guidance to determine whether each such entity is a VIE. The accounting standards for the consolidation of VIEs require qualitative assessments to determine whether we are the primary beneficiary. The primary beneficiary analysis is based on power and economics. We conclude that we are the primary beneficiary and consolidate the VIE if we have both: (i) the power to direct the activities of the VIE that most significantly influence the VIE's economic performance, and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Significant judgments and assumptions related to these determinations include, but are not limited to, estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

We consolidate Aimco Operating Partnership, a VIE of which Aimco is the primary beneficiary. Aimco, through Aimco Operating Partnership, consolidates all VIEs for which it is the primary beneficiary. Substantially all of the assets and liabilities of Aimco are that of Aimco Operating Partnership.

Aimco Operating Partnership is the primary beneficiary, and therefore consolidates our eight VIEs that own interests in real estate. In addition, we have nine unconsolidated VIEs for which we are not the primary beneficiary because we are not their primary decision maker. The nine unconsolidated VIEs include four unconsolidated real estate partnerships that hold four apartment communities in San Diego, California, the Mezzanine Investment, our passive equity investment in IQHQ, our investment in the Edgewater joint venture, and our investments in the DC joint ventures.

Details of our consolidated and unconsolidated VIEs, excluding those of Aimco Operating Partnership, are summarized in the table below as of June 30, 2022, and December 31, 2021, (in thousands, except for VIE count):

	June 30, 2022		December 31, 2021
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Count of VIEs	8	9	9	6
Assets
Real estate, net	$205,053	$—	$564,909	$—
Mezzanine investment	—	354,365	—	337,797
Right-of-use lease assets	96,254	—	429,768	—
Receivable from lease termination	186,318	—	—	—
Unconsolidated real estate partnerships	—	27,149	—	13,005
Other assets, net	28,548	59,686	43,715	35,773
Liabilities
Deferred tax liabilities	—	—	124,747	—
Accrued liabilities and other	56,606	—	30,519	—
Construction loans, net	133,985	—	163,570	—
Lease liabilities	95,399	—	435,093	—

Consolidated Real Estate Partnerships

As of June 30, 2022, we acquired all of the outstanding redeemable non-controlling interests in an entity reported as a consolidated VIE as of December 31, 2021. The changes in consolidated VIE assets and liabilities from December 31, 2021 to June 30, 2022 in the table above are primarily due to the impact of: (i) the declassification of the entity described above as a VIE; (ii) the recognition of a receivable from lease termination of $186.3 million due to lease modifications; and (iii) the derecognition of right-of-use lease assets and lease liabilities of $326.1 million and $337.3 million, respectively, due to the lease modifications described in Note 3.

As of June 30, 2022, one of our consolidated VIEs had an outstanding construction loan. In conjunction with this loan, we made customary guarantees. In certain situations, the loan's lenders may have recourse to our general credit. As of June 30, 2022, we estimate our maximum exposure equals the $134.0 million outstanding loan balance. Other consolidated VIEs' creditors do not have recourse to our general credit.

Unconsolidated Real Estate Partnerships

We own an interest in four unconsolidated real estate partnerships that hold four apartment communities in San Diego, California. We also own investments in the Edgewater joint venture to develop a 2.8-acre site in Miami's Edgewater neighborhood, and the DC joint ventures to develop a ground-up and mixed-use retail and cultural space in Bethesda, Maryland. The joint ventures were formed during the six months ended June 30, 2022. See Note 3 for further information.

Our investment balances of $27.1 million and $13.0 million as of June 30, 2022 and December 31, 2021, respectively, represented our maximum exposure to loss in these unconsolidated VIEs.

Mezzanine Investment

AIR owns an interest in a partnership that owns Parkmerced Apartments, of which it is not the primary beneficiary, and under the terms of the Separation Agreement, AIR is obligated to transfer ownership of the subsidiaries that hold this interest to us upon receipt of required third-party consents. Our investment balances of $354.4 million and $337.8 million as of June 30, 2022 and December 31, 2021, respectively, represent our indirect interest in notes receivable through our agreement with AIR and our maximum exposure to loss in this VIE.

Note 9 — Lease Arrangements

Aimco as Lessor

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements and other services.

For the three and six months ended June 30, 2022 and 2021, our total lease income was comprised of the following amounts for all residential and commercial property leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed lease income	$46,851	$37,554	$92,982	$74,343
Variable lease income	3,673	2,760	7,409	5,714
Total lease income	$50,524	$40,314	$100,391	$80,057

Aimco as Lessee

Lease Arrangements with AIR

We, as lessee, and AIR, as lessor, have entered into leases on properties currently under construction or in lease-up. These lease arrangements are governed by separate Master Lease Agreements and the Master Leasing Agreement.

In June 2022, we as lessee and AIR as lessor, entered into a lease termination agreement with respect to the four leases entered into on January 1, 2021. This agreement terminates the four finance leases on September 1, 2022. Upon termination, both parties shall be released of any and all liabilities and obligations under each respective lease other than those liabilities and obligations, if any, that expressly survive termination. On September 1, 2022 we will relinquish control of the leasehold improvements on these four leased properties as well as the underlying land. In exchange, AIR will transfer a total of $200.0 million in consideration to us as termination payments. On June 28, 2022, AIR made a $10.0 million non-refundable termination deposit with the remaining $190.0 million to be paid by AIR on September 1, 2022, both termination payments are accounted for as lease incentives. Based on the present value of the termination payments, net of remaining lease payments, we reduced the lease liability to zero and recorded a receivable from lease termination of $186.3 million in our Condensed Consolidated Balance Sheets at June 30, 2022.

Because the termination agreement modified the expiration date of each lease to September 1, 2022, we accelerated depreciation on the associated leasehold improvements using lease terms ending September 1, 2022. We recorded $13.9 million of additional depreciation expense in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022. The remaining $66.1 million of depreciation expense will be recognized in the third quarter. In addition, we reduced the associated right-of-use lease assets to zero and recognized lease modification income of $205.4 million, which is included in our Condensed Consolidated Statements of Operations for the periods ended June 30, 2022.

Ground Leases

We are lessee to two 99-year ground leases for the land underlying the development site at Upton Place, a mixed-use development project which will create 689 apartment homes and approximately 100,000 square feet of commercial space in upper-northwest Washington, D.C. These ground leases are classified as finance leases.

Other Finance Lease Arrangements

As described in Note 3, during the quarter ended March 31, 2022, we, as lessee, entered into certain finance lease arrangements concurrent with a contract to acquire a development site in Fort Lauderdale. At lease inception, $20.0 million in deposits were placed in the seller’s name, which subsequently reduced the finance lease liability. The related interest is capitalized as part of the finance right-of-use lease assets.

In June 2022, we purchased a part of the aforementioned development site in Fort Lauderdale for $64.0 million. As a result of the purchase, we derecognized the associated right-of-use lease assets and lease liabilities, and recorded the difference to land. As of June 30, 2022, the remaining right-of-use lease assets and lease liabilities associated with the other parts totaled $34.8 million and $26.3 million, respectively. See Note 3 for further information.

Together, as of June 30, 2022 and December 31, 2021, these finance leases had weighted-average remaining terms of 74.8 years and 38.5 years, respectively, and weighted-average discount rates of 5.5% and 5.4%, respectively.

As of June 30, 2022, finance lease right-of-use lease assets and liabilities totaled $130.5 million and $123.8 million, respectively. As of December 31, 2021, finance right-of-use lease assets and liabilities totaled $429.8 million and $435.1 million, respectively.

For the three and six months ended June 30, 2022, amortization related to finance leases was $3.4 million and $6.7 million, respectively, net of amounts capitalized, compared to $2.1 million and $3.4 million for the three and six months ended June 30, 2021, respectively.

For the three and six months ended June 30, 2022, we capitalized $1.8 million and $4.8 million, respectively, of lease costs associated with active development and redevelopment projects on certain of the underlying property and ground lease assets, compared to $5.8 million and $12.7 million, respectively, for three and six months ended June 30, 2021.

Operating Lease Arrangements

We have operating leases primarily for corporate office space. As of June 30, 2022 and December 31, 2021, our operating leases had weighted-average remaining terms of 7.1 years and 7.4 years, respectively. As of June 30, 2022 and December 31, 2021, the leases had weighted-average discount rates of 3.1%, and 3.1%, respectively.

We record operating lease expense on a straight-line basis over the lease term. Total operating lease expense for the three and six months ended June 30, 2022 was $0.2 million and $0.3 million, respectively, compared to $0.3 million and $0.5 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, operating lease right-of-use lease assets of $4.7 million and $5.1 million, respectively, are included in Other assets, net in our Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, operating lease liabilities of $12.0 million and $12.7 million, respectively, are included in Accrued liabilities and other in our Condensed Consolidated Balance Sheets.

For finance and operating leases, when the rate implicit in the lease cannot be determined, we estimate the value of our lease liabilities using discount rates equivalent to the rates we would pay on a secured borrowing with terms similar to the leases. We determine if an arrangement is or contains a lease at inception. We have lease agreements with lease and non-lease components, and have elected to not separate these components for all classes of underlying assets. Leases with an initial term of 12 months or less are not recorded in our Condensed Consolidated Balance Sheets.

Office Space Sublease

We have a sublease arrangement to provide space within our corporate office for fixed rents, which commenced on January 1, 2021 and expires on May 31, 2029.

Annual Future Minimum Lease Payments

Combined minimum annual lease payments under operating and finance leases, and sublease income that offsets our operating lease rent, are as follows (in thousands):

	Sublease Income and Lease Modification Income	Operating Lease Future Minimum Rent	Financing Leases Future Minimum Payments
Remainder of 2022	$188,593	$816	$1,046
2023	1,403	1,922	2,479
2024	1,413	1,935	3,479
2025	1,423	1,930	32,659
2026	1,433	1,960	4,335
Thereafter	3,526	4,847	1,155,087
Total	$197,791	13,410	1,199,085
Less: Discount		(1,402)	(1,075,300)
Total lease liabilities		$12,008	$123,785

Note 10 — Business Segments

We have three segments: (i) Development and Redevelopment; (ii) Operating; and (iii) Other.

Our Development and Redevelopment segment consists of properties that are under construction or have not achieved stabilization, as well as land held for development. Our Operating segment includes 21 residential apartment communities that have achieved stabilized level of operations as of January 1, 2021 and maintained it throughout the current year and comparable period. We aggregate all our apartment communities that have reached stabilization into our Operating segment. Our Other segment consists of properties that are not included in our Development and Redevelopment or Operating segments.

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

As of June 30, 2022, our Development and Redevelopment segment consists of 14 properties: two residential apartment communities with 965 planned apartment homes, a single family rental community with 16 planned homes plus eight accessory dwelling units, and one hotel, with 106 planned rooms, we are actively developing or redeveloping; four residential apartment communities with 865 apartment homes for which we have completed the redevelopment, but have not achieved stabilization; and, land parcels held for development. Our Operating segment includes 21 consolidated apartment communities with 5,582 apartment homes. Our Other segment includes our recent Eldridge Townhomes acquisition, stabilized but not owned for the comparable reporting period, and 1001 Brickell Bay Drive, our only office building.

The following tables present the results of operations of consolidated properties with our segments reported on a proportionate basis for the three months ended June 30, 2022 and 2021 (in thousands):

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Three Months Ended June 30, 2022:
Rental and other property revenues	$8,899	$33,122	$4,333	$1,867	$2,476	$50,697
Property operating expenses	3,212	10,435	1,267	1,846	2,948	19,708
Other operating expenses not allocated to segments (2)	—	—	—	—	43,824	43,824
Total operating expenses	3,212	10,435	1,267	1,846	46,772	63,532
Proportionate property net operating income (loss)	5,687	22,687	3,066	21	(44,296)	(12,835)
Other items included in income before income tax (3)	—	—	—	—	312,003	312,003
Income (loss) before income tax	$5,687	$22,687	$3,066	$21	$267,707	$299,168

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Three Months Ended June 30, 2021:
Rental and other property revenues	$2,489	$29,782	$3,138	$1,255	$3,754	$40,418
Property operating expenses	2,101	9,954	1,090	1,239	2,019	16,403
Other operating expenses not allocated to segments (2)	—	—	—	—	28,022	28,022
Total operating expenses	2,101	9,954	1,090	1,239	30,041	44,425
Proportionate property net operating income (loss)	388	19,828	2,048	16	(26,287)	(4,007)
Other items included in income before income tax (3)	—	—	—	—	(19,139)	(19,139)
Income (loss) before income tax	$388	$19,828	$2,048	$16	$(45,426)	$(23,146)

The following tables present the results of operations of consolidated properties with our segments reported on a proportionate basis for the six months ended June 30, 2022 and 2021 (in thousands):

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Six Months Ended June 30, 2022:
Rental and other property revenues	$15,831	$65,361	$9,378	$3,797	$6,324	$100,691
Property operating expenses	5,728	20,697	2,822	3,750	5,932	38,929
Other operating expenses not allocated to segments (2)	—	—	—	—	76,414	76,414
Total operating expenses	5,728	20,697	2,822	3,750	82,346	115,343
Proportionate property net operating income (loss)	10,103	44,664	6,556	47	(76,022)	(14,652)
Other items included in income before income tax (3)	—	—	—	—	319,876	319,876
Income (loss) before income tax	$10,103	$44,664	$6,556	$47	$243,854	$305,224

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Six Months Ended June 30, 2021:
Rental and other property revenues	$4,746	$59,051	$6,324	$2,712	$7,389	$80,222
Property operating expenses	3,968	20,160	2,127	2,680	4,410	33,345
Other operating expenses not allocated to segments (2)	—	—	—	—	55,050	55,050
Total operating expenses	3,968	20,160	2,127	2,680	59,460	88,395
Proportionate property net operating income (loss)	778	38,891	4,197	32	(52,071)	(8,173)
Other items included in income before income tax (3)	—	—	—	—	1,361	1,361
Income (loss) before income tax	$778	$38,891	$4,197	$32	$(50,710)	$(6,812)
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
(2)
Other operating expenses not allocated to segments consist of depreciation and amortization, general and administrative expense, and miscellaneous other expenses.
(3)
Other items included in Income before income tax benefit consist primarily of interest expense, gain on our interest rate options, gain on sale of Real Estate, lease modification income and mezzanine investment income, net.

Net real estate and non-recourse property debt, net, of our segments as of June 30, 2022 and December 31, 2021, were as follows (in thousands):

	Development and Redevelopment	Operating	Other	Corporate(1)	Total
As of June 30, 2022:
Buildings and improvements	$403,803	$668,510	$197,311	$—	$1,269,624
Land	189,222	259,033	153,502	—	601,757
Total real estate	593,025	927,543	350,813	—	1,871,381
Accumulated depreciation	(18,081)	(450,643)	(51,144)	—	(519,868)
Net real estate	574,944	476,900	299,669	—	1,351,513

Non-recourse property debt and construction loans, net	$231,090	$743,596	$26,463	$—	$1,001,149

	Development and Redevelopment	Operating	Other	Corporate(1)	Total
As of December 31, 2021:
Buildings and improvements	$277,041	$675,269	$196,853	$108,051	$1,257,214
Land	82,325	259,033	153,501	39,426	$534,285
Total real estate	359,366	934,302	350,354	147,477	1,791,499
Accumulated depreciation	(2,252)	(444,324)	(41,841)	(72,698)	(561,115)
Net real estate	$357,114	$489,978	$308,513	$74,779	$1,230,384

Non-recourse property debt, net	$163,570	$428,308	$—	$54,829	$646,707
(1)
During the six months ended June 30, 2022, certain properties were sold or reclassified as Held for Sale, and therefore are not included in our segment balance sheets, as of June 30, 2022. We added a new Corporate segment to this table for presentation purposes to display these assets and the associated debt as of December 31, 2021.

In addition to the amounts disclosed in the tables above, as of June 30, 2022 the Development and Redevelopment segment right-of-use lease assets and lease liabilities aggregated to $130.5 million and $123.8 million, respectively, and as of December 31, 2021, aggregated to $429.8 million and $435.1 million, respectively. As of June 30, 2022, right-of-use lease assets and lease liabilities primarily relate to our investments in Upton Place and Oak Shore. As described in Note 9, we entered into termination agreements to cancel our leases on North Tower of Flamingo Point, 707 Leahy, The Fremont, and Prism on September 1, 2022. Consequently, during the period ended June 30, 2022, we wrote off $326.1 million and $337.3 million right-of-use lease assets and lease liability, respectively. Additionally, we purchased a land parcel for $64.0 million and terminated the certain lease component on Flagler Village and derecognized associated right-of-use lease assets and lease liabilities of $60.5 million and $46.7 million, respectively.

Note 11 – Financing Activities

In May 2022, we entered into 14 long term, fixed rate, non-recourse property loans that totaled $574.7 million. This non-recourse debt has a weighted-average term of 9.4 years and a weighted-average interest rate of 4.63%. Total debt issuance costs of approximately $5.4 million have been deferred. In addition, we incurred $7.4 million in prepayment costs associated with the extinguishment of six loans.

In June 2022, we entered into a construction loan for up to $23.0 million in financing to fund the Oak Shore project. The loan has a term of 36 months with an option to extend for two additional one year periods, and an interest rate based on the One-Month Term SOFR plus a spread of 4.41%, subject to a minimum all-in interest rate of 5.56%.

In June 2022, we entered into an agreement for the modification and early repayment of our Notes Payable to AIR. During the quarter ended June 30, 2022, we made a principal payment of $387.1 million, and recognized $17.9 million of associated spread maintenance costs, $12.9 million of which were paid as of June 30, 2022. See Note 5 for further information.

During the six months ended June 30, 2022, we monetized our $500.0 million notional amount interest rate swaption for $13.7 million and recognized a gain of $8.0 million, which is included in Realized and unrealized gains (losses) on interest rate options in our Condensed Consolidated Statements of Operations for the periods ended June 30, 2022.

Note 12 – Subsequent Events

Subsequent to June 30, 2022, we purchased the remaining two land parcels of our Flagler Village neighborhood development site in Fort Lauderdale, Florida for $20.0 and $16.0 million.

In July 2022, we sold our Cedar Rim Apartments property located in King County, Washington for $53.0 million. Cedar Rim was classified as a held for sale asset in the second quarter of 2022.

In July 2022, we closed a preferred equity financing arrangement with an institutional equity investor for $102.0 million, accruing at a fixed 8.0% interest rate, related to a portfolio of stabilized assets.

In July 2022, we made the remaining principal and spread maintenance payments on our Notes Payable to AIR of $147.0 and $5.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report on Form 10-Q contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding: the ongoing relationship between Aimco and AIR (the “Separate Entities”) following the Separation; the impact of the COVID-19 pandemic, including on our ability to maintain current or meet projected occupancy, rental rate and property operating results; the effect of acquisitions, dispositions, developments, and redevelopments; including our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our development and redevelopment investments; expectations regarding sales of our apartment communities and the use of proceeds thereof; the availability and cost of corporate debt; and our ability to comply with debt covenants, including financial coverage ratios.

These forward-looking statements are based on management’s judgment as of this date, which is subject to risks and uncertainties that could cause actual results to differ materially from our expectations, including, but not limited to: the effects of the coronavirus pandemic on Aimco’s business and on the global and U.S. economies generally, and the ongoing, dynamic and uncertain nature and duration of the pandemic, geopolitical events which may adversely affect the markets in which our securities trade, and other macroeconomic conditions, including, among other things, supply chain challenges and rising interest rates, all of which heightens the impact of the other risks and factors described herein, and the impact on entities in which Aimco holds a partial interest, including its indirect interest in the partnership that owns Parkmerced Apartments, and the impact of coronavirus related governmental lockdowns on Aimco’s residents, commercial tenants, and operations; real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location and quality of competitive new housing supply; the timing and effects of acquisitions, dispositions, developments and redevelopments; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; supply chain disruptions, particularly with respect to raw materials such as lumber, steel, and concrete; financing risks, including the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of real estate presently or previously owned by Aimco; the relationship between Aimco and Separate Entities after the Separation; the ability and willingness of the Separate Entities and their subsidiaries to meet and/or perform their obligations under the contractual arrangements that were entered into among the parties in connection with the Separation and any of their obligations to indemnify, defend and hold the other party harmless from and against various claims, litigation and liabilities; and the ability to achieve some or all the benefits that we expect to achieve from the Separation; and such other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

Certain financial and operating measures found herein and used by management are not defined under accounting principles generally accepted in the United States ("GAAP"). These measures are defined and reconciled to the most comparable GAAP measures under the Non-GAAP Measures heading.

Executive Overview

Our mission is to make real estate investments, primarily focused on the multifamily sector within the continental United States, where outcomes are enhanced through our human capital so that substantial value is created for investors, teammates, and the communities in which we operate.

Our value proposition includes our national platform organized around four regional and two satellite offices, consisting of a cohesive, talented, and tenured team and our proven investment process; a diversified portfolio, consisting of high-performing in-process value-add investments, a deep and growing pipeline, alternative investments, and stabilized assets; and our capital redeployment plan of reallocating our equity to higher returning investments and prudent recycling of capital. Our primary goal is outsized risk adjusted returns and accelerating growth for our shareholders.

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

Our capital allocation strategy has been designed to leverage our investment platform and optimize risk-adjusted returns for our shareholders.

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

We expect to allocate a portion of our capital to passive debt and equity investments, both directly and at the entity level. These prove attractive when warranted by risk adjusted returns, when we have special knowledge or expertise relevant to the particular investment or when the opportunity exists for positive asymmetric outcomes whether through strategic partnerships or otherwise. In addition, from time to time, we will use our established platform and existing relationships to generate fees through service offerings to third-party real estate investors, owners, and capital allocators.

•
Owning a portfolio of stabilized core and core plus real estate

Our entire portfolio of operating properties includes 28 apartment communities (24 consolidated properties and four unconsolidated properties) located in ten major U.S. markets and with average rents in line with local market averages (generally defined as B class). We also own one commercial office building that is part of an assemblage with an adjacent apartment building. The target composition of our stabilized portfolio will continue to include primarily B multifamily assets, spread across a nationally diversified portfolio and with a bias toward long established residential neighborhoods that rank highly in regard to schools, employment fundamentals and state and regional governance. Core-Plus opportunities offer the opportunity for incremental capital investment while maintaining stabilized cashflow to accelerate income growth and improve asset values.

•
Maintaining sufficient liquidity and utilizing safe financial leverage

At all times, we will guard our liquidity by maintaining sufficient cash and committed credit.

From time-to-time, we will allocate capital to financial assets designed to mitigate risks elsewhere in the Aimco enterprise. Existing examples include our option to acquire an interest rate swap designed to protect against repricing risk on our maturing liabilities and the use of interest rate caps to provide protection against increases in interest rates on in-place loans.

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

The results from the execution of our business plan during the three and six months ended June 30, 2022 are further described below.

Financial Results and Recent Highlights

•
Net income per share attributable to Aimco, on a fully dilutive basis, was $1.57 for the three months ended June 30, 2022, compared to a loss of ($0.13) for the three months ended June 30, 2021, due primarily to the recognition of income resulting from the agreement to terminate the AIR leases and gains related to the sale of Pathfinder Village. Net income per share attributable to Aimco, on a fully dilutive basis was $1.65 for the six months ended June 30, 2022, compared to net income per share of $0.00 for the six months ended June 30, 2021.

•
For the three months ended June 30, 2022, revenue and net operating income from our Operating Properties were up 11.2% and 14.4%, respectively, year over year, with occupancy of 97.7%, up 20 basis points year over year.
•
We reached an agreement with AIR to terminate four leases on September 1, 2022 that will result in more than $100 million of realized value creation (net of costs) for Aimco shareholders and eliminate $469 million of obligations related to the four leased properties.
•
In July 2022, we completed the early repayment of the $534 million of Notes Payable to AIR, originally scheduled to mature in January 2024 and carrying an annual rate of 5.2% with proceeds from property level financings, the sale of Pathfinder Village, and the placement of preferred equity secured by a portfolio of stabilized properties.

Value Add, Opportunistic & Alternative Investments

Development and Redevelopment

We generally seek development and redevelopment opportunities where barriers to entry are high, target customers can be clearly defined, and where we have a comparative advantage over others in the market. Our Value Add and Opportunistic investments may also target portfolio acquisitions, operational turnarounds, and re-entitlements.

We currently have eight active development and redevelopment projects, located across five U.S. markets, in varying phases of construction and lease-up. These projects remain on track, as measured by budget, lease-up metrics, and current market valuations. During the three and six months ended June 30, 2022, we invested $62.5 million and $128.2 million respectively, in development and redevelopment activities. Updates include:

•
As previously announced, following the successful development and lease-up of 707 Leahy in Redwood City, California, Prism in Cambridge, Massachusetts, Flamingo Point North Tower in Miami Beach, Florida, and The Fremont on the Anschutz Medical Campus in Aurora, Colorado, Aimco and AIR have agreed to cancel our leasehold interest in each property on or before September 1, 2022. In return for the termination of the leases, we will receive $200 million, resulting in value creation, net of costs, of approximately $100 million, which will be realized about 18 months sooner than originally anticipated.
•
At The Hamilton in Miami, Florida, we now expect to welcome the first residents into redesigned and fully renovated units in August, 2022. As of July 31, 2022, 61 units were leased or pre-leased at rental rates more than 20% ahead of underwriting.
•
Construction continues on schedule and on budget at Upton Place in Northwest Washington, D.C., the Benson Hotel and Faculty Club on the Anschutz Medical Campus in Aurora, Colorado and at our single-family home development project, Oak Shore, in Corte Madera, California.

Alternative Investments

Aimco makes alternative investments where it has special knowledge or expertise relevant to the venture and opportunity exists for positive asymmetric outcomes. Aimco's current alternative investments include a mezzanine loan secured by a stabilized multifamily property with an option to participate in future multi-family development as well as three passive equity investments. Updates include:

•
The borrower on our $354.4 million mezzanine loan, which is secured by the Parkmerced stabilized multifamily property plus phases two through nine of the site's future development opportunity, remains current on its first mortgage obligations. The neighboring San Francisco State University is expected to return to full in-person learning this fall, with hybrid options, increasing the demand for the apartments that serve as collateral for the Aimco loan. Due to the relative size of our investment and alternative accretive uses of capital, we recently initiated a marketing effort to explore potential opportunities to monetize all or a portion of our investment.
•
We redeemed 22% of our passive equity investment in IQHQ Inc., a life sciences developer. In July, we received proceeds of $16.5 million from the sale resulting in a greater than 50% internal rate of return over the hold period for this portion of our investment. Aimco retained 2.4 million shares worth $59.7 million and the opportunity to collaborate with IQHQ on future development opportunities that include a multifamily component.

Investment Activity

Aimco is focused on development and redevelopment, funded through our joint ventures. Aimco will also consider opportunistic investments in related activities. Updates include:

•
In May, we executed joint venture agreements to act as a co-GP on the development of a phased multifamily community in Bethesda, Maryland. The project is fully entitled and includes approvals for over 2,200 units in six phases. We plan to participate in the first two multifamily phases totaling 574 units with an expected Aimco investment of $18.3 million, we also have rights to increase our investment and to choose to participate in future phases of development.
•
In June, July, and August, we closed on the purchase of three development parcels we contracted to acquire, for $100 million, in February 2022. The nine-acre site is located in the rapidly growing Flagler Village neighborhood of Fort Lauderdale, Florida, and allows for approximately three million square feet of phased, mixed-use development, which could contain up to 1,500 residential units, more than 300 hotel keys, and more than 100,000 square feet of retail space at full build-out. We intend to execute the planned development activity through joint venture financing.

Operating Property Results

Aimco owns a diversified portfolio of stabilized apartment communities located in ten major U.S. markets with average rents in line with local market averages. We also own a commercial office building that is part of an assemblage with an adjacent apartment building.
Highlights for the three months ended June 30, 2022 include:

•
Revenue in the second quarter of 2022 was $33.1 million, up 11.2% year over year, resulting from a $203 increase in average monthly revenue per apartment home to $2,039, and a 20-basis point increase in Average Daily Occupancy to 97.7%.
•
Expenses the second quarter of 2022 were $10.4 million, up 4.8% year over year.
•
Net operating income in the second quarter of 2022 was $22.7 million, up 14.4% year-over-year.
•
1001 Brickell Bay Drive, a waterfront office building in Miami, Florida, is owned as part of a larger assemblage with substantial development potential. In the first half of 2022, we executed leases on over 60,000 square feet of office space, at rates per square foot 20% higher than leases executed in the first half of 2021. At the end of the second quarter 2022, the building was 85% occupied, up from 73% at the same time last year.

Balance Sheet and Financing Activity

We are highly focused on maintaining a strong balance sheet, including having at all times ample liquidity. As of June 30, 2022, we had access to $215.5 million in liquidity, including $81.8 million of cash on hand, $12.5 million of restricted cash, and the capacity to borrow up to $121.2 million on our revolving credit facility. Refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

Financial Results of Operations

We have three segments: (i) Development and Redevelopment, (ii) Operating, and (iii) Other.

Our Development and Redevelopment segment consists of properties that are under construction or have not achieved stabilization, as well as land assemblages that are being held for development adjacent to The Hamilton community and other land purchases. Our Operating segment includes 21 residential apartment communities that have achieved stabilized level of operations as of January 1, 2021 and maintained it throughout the current year and comparable period. We aggregate all our apartment communities that have reached stabilization into our Operating segment. Our Other segment consists of properties that are not included in our Development and Redevelopment or Operating segments.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements included in Item 1.

Three and Six Months Ended June 30, 2022 compared with the Three and Six Months Ended June 30, 2021

Net income increased by $258.8 million and by $246.8 million during the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, as described more fully below.

Property Results

As of June 30, 2022, our Development and Redevelopment segment included four properties that were under construction and four properties in lease-up. Our Operating segment included 21 communities with 5,582 apartment homes, and our Other segment included our recent Eldridge Townhomes acquisition, and one office building.

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

Proportionate Property Net Operating Income

The results of our segments for the three months ended June 30, 2022 and 2021, as presented below, are based on segment classifications as of June 30, 2022:

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$8,899	$2,489	$6,410	257.5%
Operating	33,122	29,782	3,340	11.2%
Other	4,333	3,138	1,195	38.1%
Total	46,354	35,409	10,945	30.9%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	3,212	2,101	1,111	52.9%
Operating	10,435	9,954	481	4.8%
Other	1,267	1,090	177	16.2%
Total	14,914	13,145	1,769	13.5%
Proportionate property net operating income:
Development and Redevelopment	5,687	388	5,299	1,365.7%
Operating	22,687	19,828	2,859	14.4%
Other	3,066	2,048	1,018	49.7%
Total	$31,440	$22,264	$9,176	41.2%

For the three months ended June 30, 2022, compared to the same period in 2021:

•
Development and Redevelopment proportionate property net operating income increased by $5.3 million due primarily to the delivery and lease up of units at newly constructed or redeveloped apartment communities. Development and Redevelopment proportionate property net operating income will decrease in the third quarter due to the termination of the four leases.

•
Operating proportionate property net operating income increased by $2.9 million, or 14.4%. The increase was attributable primarily to a $3.3 million, or 11.2% increase in rental and other property revenues due to higher average revenues of $203 per apartment home, and a 20-basis point increase in occupancy.
•
Other proportionate property net operating income increased by $1.0 million, or 49.7%.

The results of our segments for the six months ended June 30, 2022 and 2021, as presented below, are based on segment classifications as of June 30, 2022:

	Six Months Ended June 30,		Historical Change
(in thousands)	2022	2021	$	%
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$15,831	$4,746	$11,085	100.0%
Operating	65,361	59,051	6,310	10.7%
Other	9,378	6,324	3,054	48.3%
Total	90,570	70,121	20,449	29.2%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	5,728	3,968	1,760	100.0%
Operating	20,697	20,160	537	2.7%
Other	2,822	2,127	695	32.7%
Total	29,247	26,255	2,992	11.4%
Proportionate property net operating income:
Development and Redevelopment	10,103	778	9,325	100.0%
Operating	44,664	38,891	5,773	14.8%
Other	6,556	4,197	2,359	56.2%
Total	$61,323	$43,866	$17,457	39.8%

For the six months ended June 30, 2022, compared to the same period in 2021:

•
Development and Redevelopment proportionate property net operating income increased by $9.3 million, due primarily to the delivery and lease up of units at newly constructed or redeveloped apartment communities. Development and Redevelopment proportionate property net operating income will decrease in the third quarter due to the termination of the four leases.
•
Operating proportionate property net operating income increased by $5.8 million, or 14.8%. The increase was attributable primarily to a $6.3 million, or 10.7% increase in rental and other property revenues due to higher average rental rates of $185 per apartment home, and a 50-basis point increase in occupancy.
•
Other proportionate property net operating income increased by $2.4 million, or 56.2%.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include property management costs, casualty losses, and, if applicable, the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance.

Depreciation and Amortization

For the three and six months ended June 30, 2022, depreciation and amortization expense increased by $14.2 million, or 68.9%, and $16.6 million, or 40.2%, respectively, when compared to the same periods in 2021, primarily due to additional assets being placed into service.

General and Administrative Expenses

For the three months ended June 30, 2022, general and administrative expenses increased by $1.6 million, or 21.4% compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, general and administrative expenses increased by $4.7 million, or 34.6% compared to the six months ended June 30, 2021. General and administrative expenses incurred for the three and six months ended June 30, 2021 were prior to the full build out of our platform and are not representative of what we believe our anticipated expenses will be going forward. Additionally, for the three and six months ended June 30, 2022 and 2021, general and administrative expenses included $1.0 million and $2.0 million of expenses, respectively, to be reimbursed to AIR, per agreement upon separation, for consulting services with respect to strategic growth, direction, and advice. This agreement will conclude at year end.

Interest Expense

For the three and six months ended June 30, 2022, compared to the same periods in 2021, interest expense increased by $28.9 million, or 228.7%, and increased by $30.8 million, or 121.8%, respectively, due primarily to $26.4 million of spread maintenance costs related to early payoff of the Notes Payable to AIR and refinance of certain property debt.

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

As of June 30, 2022 and December 31, 2021, the total receivable, including accrued and unpaid interest, was $354.4 million and $337.8 million, respectively. During the three and six months ended June 30, 2022, we recognized $8.3 million and $16.6 million, respectively, of income in connection with the mezzanine loan, compared to $7.6 million and $15.0 million during the three and six months ended June 30, 2021, respectively.

The loan is subject to certain risks, including, but not limited to, those resulting from the lingering disruption due to the COVID-19 pandemic and associated response, and any similar events that might occur in the future, which may result in all or a portion of the loan not being repaid. In the event we determine that a portion of the related Mezzanine Investment is not recoverable, we will recognize an impairment. With the neighboring San Francisco State University returning to full in-person learning this fall, we now expect increasing demand for the local apartments that serve as collateral for our loan.

Realized and Unrealized Gains (Losses) on Interest Rate Options

During the six months ended June 30, 2022, we monetized our $500.0 million notional amount interest rate swaption for $13.7 million and recognized a realized a gain of $8.0 million.

We adjust our interest rate options to fair value on a quarterly basis. As a result of the mark-to-market adjustment, we recorded unrealized gains of $11.9 million and $30.7 million, respectively, during the three and six months ended June 30, 2022, compared to an unrealized loss of $17.0 million and an unrealized gain of $8.4 million during the three and six months ended June 30, 2021, respectively.

Realized and Unrealized Gains (Losses) on Equity Investments

During the three and six months ended June 30, 2022, 22% of our original investment in IQHQ was redeemed for $16.5 million and we recognized a realized gain of $5.7 million. Our remaining investment in IQHQ was valued at a stepped up basis at the same per share value as the cash redemption, and we recognized a $20.5 million unrealized gain.

We measure our investments in property technology funds at NAV as a practical expedient. As a result of changes in NAV, we recorded an unrealized gain of $0.5 million and an unrealized loss of $3.9 million, respectively, during the three and six months ended June 30, 2022, compared to unrealized gains of $0.9 million during the three and six months ended June 30, 2021.

Gains on Dispositions of Real Estate

During the three and six months ended June 30, 2022, we sold our Pathfinder Village property located in Fremont, California, for a gross sales price of $127.0 million and recognized a gain from the sale of $94.6 million.

Lease Modification Income

For the three and six months ended June 30, 2022, we as lessee and AIR as lessor, entered into a lease termination agreement pursuant to which AIR is required to pay us a termination payment on September 1, 2022, and upon receipt of such payment, the existing leases with respect to four properties will terminate. The total lease modification income recognized in the quarter was $205.4 million.

Other Income (Expense), Net

Other income (expense), net, includes costs associated with our risk management activities, partnership administration expenses, valuation changes associated with equity investments, fee income, and certain non-recurring items. Other income (expense), net, for the three months ended June 30, 2022 decreased by $3.5 million, or 169.2%, compared to the three months ended June 30, 2021. For the six months ended June 30, 2022 decreased by $3.9 million, or 161.8%.

Income Tax Benefit

Certain aspects of our operations, including our Development and Redevelopment activities, are conducted through taxable REIT subsidiaries, or TRS entities. Additionally, our TRS entities hold investments in one of our apartment communities and 1001 Brickell Bay Drive.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and gains retained by the REIT. For the three and six months ended June 30, 2022, we had consolidated net income subject to tax of $181.4 million and $166.6 million, respectively. For the three and six months ended June 30, 2021, we had consolidated net losses subject to tax of $9.0 million and $18.5 million, respectively.

For the three months ended June 30, 2022, we recognized income tax expense of $46.0 million compared to an income tax benefit $2.8 million during the same period in 2021. The change is primarily due to the GAAP income taxes associated with the lease termination income recognized in the second quarter of 2022.

For the six months ended June 30, 2022, we recognized income tax expense of $41.9 million compared to a $7.9 million benefit during the same period in 2021. The change is primarily due to the GAAP income taxes associated with the lease termination income recognized in the second quarter of 2022.

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

The reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2022 and 2021, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to Aimco	$253,211	$(20,386)	$263,323	$1,048
Adjustments:
Interest expense	41,546	12,638	56,147	25,315
Income tax expense (benefit)	45,957	(2,760)	41,901	(7,860)
Gain on dispositions of real estate	(94,598)	—	(94,465)	—
Lease modification income	(205,387)	—	(205,387)	—
Depreciation and amortization	34,863	20,639	57,981	41,356
Adjustment related to EBITDAre of unconsolidated partnerships	259	215	516	430
EBITDAre	$75,851	$10,346	$120,016	$60,289
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(1,069)	(66)	(2,539)	86
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(346)	(275)	(344)	(566)
EBITDAre adjustments attributable to noncontrolling interests	(221)	38	(232)	(232)
Mezzanine investment income, net (1)	(8,330)	(7,551)	(16,567)	(15,018)
Unrealized (gains) losses on interest rate options	(20,017)	16,970	(38,795)	(8,377)
Unrealized (gains) losses on IQHQ investment	(20,501)	—	(20,501)	—
Adjusted EBITDAre	$25,367	$19,462	$41,038	$36,182

(1) Includes the portion of accrued and unpaid income recognized during the year

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary sources of liquidity are cash flows from operations and borrowing capacity under our loan agreements.

As of June 30, 2022, our available liquidity was $215.5 million, which consisted of:

•
$81.8 million in cash and cash equivalents; and
•
$12.5 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance; and
•
$121.2 million of available capacity to borrow under our revolving secured credit facility.

We have commitments for, and expect to spend, approximately $188.4 million on development and redevelopment projects underway, with $231.3 million undrawn on our construction loans as of June 30, 2022 and limited partner equity commitments of $2.3 million. We are under contract to acquire, for $36.0 million, the two remaining land parcels of the nine-acre development site in Fort Lauderdale. Our Edgewater joint venture and DC joint ventures have remaining commitments of $12.0 million and we also have unfunded commitments in the amount of $2.9 million related to four investments in entities that develop technology related to the real estate industry. Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, and future investments. Additionally, our third-party property managers may enter into commitments on our behalf to purchase goods and services in connection with the operation of our apartment communities and our office building. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to historical levels.

We believe, based on the information available at this time, that we have sufficient cash on hand and access to additional sources of liquidity to meet our operational needs for the next twelve months.

In the event that our cash and cash equivalents, revolving secured credit facility, and cash provided by operating activities are not sufficient to cover our liquidity needs, we have the means to generate additional liquidity, such as from additional property financing activity and proceeds from apartment community sales. We expect to meet our long-term liquidity requirements, including debt maturities, development and redevelopment spending, and future investment activity, primarily through property financing activity, cash generated from operations, and the recycling of our equity. Our revolving secured credit facility matures in December 2023, prior to consideration of its two one-year extension options.

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

As of June 30, 2022, 70% of our leverage consisted of property-level, non-recourse debt. Approximately 96% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates, and inflation. As of June 30, 2022, the weighted-average interest rate on our property-level debt was 4.4%, and the remaining term to maturity was 8.4 years.

While our primary source of leverage is property-level debt, we also have a secured $150.0 million credit facility with a syndicate of financial institutions, the Notes Payable to AIR, and construction loans. As of June 30, 2022, we had no outstanding borrowings under our revolving secured credit facility. We had a $28.8 million letter of credit outstanding related to a contract to purchase a nine-acre development site in Fort Lauderdale; consequently, we had capacity to borrow up to $121.2 million under our secured credit facility. Under our revolving secured credit facility, we have agreed to maintain a fixed charge coverage ratio of 1.25X minimum tangible net worth of $625.0 million, and maximum leverage of 60.0% as defined in the credit agreement. We are currently in compliance and expect to remain in compliance with these covenants during the next twelve months.

As of June 30, 2022, 13% of our leverage consisted of the Notes Payable to AIR, with a fixed interest rate of 5.2% and a term to maturity of 1.6 years. An additional 18% consisted of our variable-rate non-recourse construction loans. As previously disclosed, in July 2022, we paid off the Notes Payable to AIR in full.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1 of this report.

Operating Activities

For the six months ended June 30, 2022, net cash provided by operating activities was $25.4 million. Our operating cash flow is primarily affected by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment communities and general and administrative costs. Cash provided by operating activities for the six months ended June 30, 2022 increased by $8.9 million compared to the same period ended in 2021 due to timing of balance sheet position changes.

Investing Activities

For the six months ended June 30, 2022, our net cash used in investing activities of $125.4 million consisted primarily of capital expenditures and $100.8 million of cash used to acquire undeveloped land parcels in Fort Lauderdale, Florida, offset by $126.8 million of proceeds received from the disposition of our property located in Freemont, California.

Total capital additions were $124.8 million and $100.2 million during the six months ended June 30, 2022 and 2021, respectively, primarily used for construction costs on our development properties. We have generally funded capital additions with available cash and cash provided by operating activities and construction loans.

Also, during the six months ended June 30, 2022, we funded the remaining $14.2 million of our total commitment of $50.0 of a passive equity investment in IQHQ, a life sciences developer.

We exclude the amounts of capital spending related to commercial spaces and to apartment communities sold or classified as held for sale at the end of the period from the foregoing measures. We have also excluded from these measures indirect capitalized costs, which are not yet allocated to communities with capital additions, and their related capital spending categories.

Financing Activities

Net cash used by financing activities for the six months ended June 30, 2022 increased by $132.3 million compared to the six months ended June 30, 2021 due primarily to $283.8 million in payoffs of non-recourse property debt, a $387.1 million paydown of Notes Payable to AIR, and a reduction in construction loan proceeds of $86.5 million year over year offset by a $614.7 million increase in proceeds received from non-recourse property debt issuances.

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

As of June 30, 2022, on a consolidated basis, we had approximately $31.9 million of variable-rate property-level debt outstanding in addition to two variable rate construction loans that totaled $203.4 million. We estimate that a change in floating rates of 100 basis points with constant credit risk spreads would reduce or increase interest expense by approximately $2.4 million.

In 2020, we paid an upfront premium of $12.1 million for the option to enter into a $1.5 billion notional amount interest rate swap at a future date. This interest rate option, or swaption, provides partial protection against exposure to rising interest rates between now and October 2024.

During the quarter ended March 31, 2021, we paid an upfront premium of $0.3 million for interest rate caps for the entire amounts on our Flamingo and The Hamilton construction loans. These interest rate caps provide protection if one month LIBOR exceeds 3.0% during the initial term of the loans.

During the quarter ended June 30, 2022, we paid an upfront premium of $0.4 million for an interest rate cap on our Oak Shore construction loan. The interest rate cap provides protection if one month term SOFR exceeds 3.5% during the initial term of the loan.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes from the risk factors in Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Aimco

Unregistered Sales of Equity Securities

From time to time, Aimco may issue shares of common stock in exchange for OP Units, defined under the Aimco Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each common OP Unit. Aimco may also issue shares of common stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended June 30, 2022, Aimco issued approximately 16,000 shares of common stock in exchange for OP Units in these transactions. Such shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Repurchases of Equity Securities

Aimco’s Board has, from time to time, authorized Aimco to repurchase shares of its outstanding common stock. As of December 31, 2021, Aimco was authorized to repurchase approximately 10.4 million shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions. In January 2022, we repurchased 202,400 shares of Aimco Class A common stock at a weighted-average price of $6.49 per share. During the quarter ended June 30, 2022, we repurchased an additional 539,764 shares at a weighted-average price of $5.73 per share. As of June 30, 2022, up to 9.7 million shares remained available under the share repurchase authorization. On July 27, 2022, Aimco's Board replaced all prior share repurchase authorizations with a new authorization to repurchase up to 15.0 million shares of Aimco's outstanding common stock, subject to certain customary limitations, which may be made from time to time in the open market or in privately negotiated transactions.

Aimco Operating Partnership

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP Units during the three months ended June 30, 2022.

Repurchases of Equity Securities

Aimco Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than Aimco have the right to redeem their common OP Units for cash or, at our election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended June 30, 2022, approximately 16,000 common OP Units were redeemed in exchange for shares of Common Stock. During the same period, approximately 1,000 common OP Units were redeemed in exchange for cash at an average price of $7.15.

Dividend and Distribution Payments

As a REIT, Aimco is required to distribute annually to holders of its Common Stock at least 90.0% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. Aimco’s Board determines and declares its dividends. In making a dividend determination, Aimco’s Board considers a variety of factors, including REIT distribution requirements; current market conditions; liquidity needs; and other uses of cash, such as deleveraging and accretive investment activities. On July 27, 2022, the Aimco Board declared a special cash dividend of $0.02 per share, payable on September 30, 2022, to shareholders of record on September 14, 2022.

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

10.1

Amended and Restated Agreement of Limited Partnership of Aimco OP L.P., effective as of December 14, 2020 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.2

Amendment to Master Leasing Agreement by and between Apartment Income REIT L.P. and Aimco Development Company, LLC, dated as of May 19, 2022 (Exhibit 1.1 to Aimco's Current Report on Form 8-K, dated as of May 25, 2022, is incorporated herein by this reference)

10.3

Termination of Master Lease Agreements, dated as of June 17, 2022, by and among (i) MCZ/Centrum Flamingo II, L.L.C., AIMCO 50 Rogers Street, L.L.C., AIMCO Leahy Square Apartments, LLC, and Aimco Fitzsimons 3A Lessor, LLC; (ii) Flamingo North Lessee, LLC, Prism Lessee, LLC, 707 Leahy Lessee, LLC, and Fremont Lessee LLC; (iii) Aimco OP L.P.; and (iv) Apartment Income REIT, L.P. (Exhibit 1.1 to Aimco's Current Report on Form 8-K, dated June 14, 2022, is incorporated herein by this reference)

10.4

Amendment to Mezzanine Note Agreement and Notes, dated as of June 17, 2022, by and among Aimco JO Intermediate Holdings, LLC, Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.) and AIR/Bethesda Holdings, Inc. (f/k/a AIMCO/Bethesda Holdings, Inc.) (Exhibit 1.2 to Aimco's Current Report on Form 8-K, dated June 14, 2022, is incorporated herein by this reference)

10.5

Amendment to Master Leasing Agreement by and between Apartment Income REIT, L.P. and Aimco Development Company, LLC, dated as of June 14, 2022, (Exhibit 1.3 to Aimco's Current Report on Form 8-K, dated June 14, 2022, is incorporated herein by this reference)

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

EXHIBIT NO.	DESCRIPTION

101

The following materials from Aimco’s and Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of equity and partners’ capital; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: August 4, 2022