Form 10-Q
period 2022-09-30
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2022-11-07
CIK 922864, 1820878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of Apartment Investment and Management Company Class A Common Stock outstanding as of November 4, 2022: 151,632,179

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

Aimco, through a wholly owned subsidiary, is the general partner and directly is the special limited partner of Aimco Operating Partnership. As of September 30, 2022, Aimco owned 92.7% of the legal interest in the common partnership units of Aimco Operating Partnership and 95.0% of the economic interest in Aimco Operating Partnership. The remaining 7.3% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

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

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2022, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

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

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Buildings and improvements	$1,248,005	$1,257,214
Land	639,272	534,285
Total real estate	1,887,277	1,791,499
Accumulated depreciation	(516,857)	(561,115)
Net real estate	1,370,420	1,230,384
Cash and cash equivalents	206,366	233,374
Restricted cash	19,075	11,208
Mezzanine investment	362,788	337,797
Interest rate options	61,448	25,657
Right-of-use lease assets	95,506	429,768
Other assets, net	180,641	165,913
Total assets	$2,296,244	$2,434,101

LIABILITIES AND EQUITY
Non-recourse property debt, net	$859,593	$483,137
Construction loans, net	80,816	163,570
Notes payable to AIR	—	534,127
Total indebtedness	940,409	1,180,834
Deferred tax liabilities	121,344	124,747
Lease liabilities	98,467	435,093
Accrued liabilities and other	125,132	97,400
Total liabilities	1,285,352	1,838,074

Redeemable noncontrolling interests in consolidated real estate partnerships	158,135	33,794
Commitments and contingencies (Note 4)
Equity:
Common Stock, $0.01 par value, 510,587,500 shares authorized at both September 30, 2022 and December 31, 2021, and 149,124,466 and 149,818,021 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,492	1,498
Additional paid-in capital	514,341	521,842
Retained Earnings (accumulated deficit)	250,996	(22,775)
Total Aimco equity	766,829	500,565
Noncontrolling interests in consolidated real estate partnerships	45,517	35,213
Common noncontrolling interests in Aimco Operating Partnership	40,411	26,455
Total equity	852,757	562,233
Total liabilities and equity	$2,296,244	$2,434,101

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Rental and other property revenues	$47,683	$42,893	$148,375	$123,115

OPERATING EXPENSES
Property operating expenses	17,455	18,155	56,384	51,500
Depreciation and amortization	85,438	21,709	143,420	63,065
General and administrative expenses	10,809	8,868	29,243	22,562
Total operating expenses	113,702	48,732	229,047	137,127

Interest expense	(9,719)	(12,680)	(65,865)	(37,995)
Mezzanine investment income, net	8,423	7,636	24,990	22,654
Realized and unrealized gains (losses) on interest rate options	9,209	2,231	48,005	10,608
Realized and unrealized gains (losses) on equity investments	(2,145)	1,233	20,152	2,107
Gains on dispositions of real estate	75,539	—	170,004	—
Lease modification income	1,577	—	206,963	—
Other income (expense), net	(255)	552	(1,743)	2,959
Income (loss) before income tax	16,610	(6,867)	321,834	(13,679)
Income tax benefit (expense)	17,563	2,021	(24,338)	9,881
Net income (loss)	34,173	(4,846)	297,496	(3,798)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(2,907)	(127)	(5,446)	(41)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(240)	(296)	(585)	(862)
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	(1,554)	253	(14,648)	209
Net income (loss) attributable to Aimco	$29,472	$(5,016)	$276,817	$(4,492)

Net income (loss) attributable to Aimco per common share – basic (Note 6)	$0.19	$(0.03)	$1.82	$(0.03)
Net income (loss) attributable to Aimco per common share – diluted (Note 6)	$0.19	$(0.03)	$1.81	$(0.03)

Weighted-average common shares outstanding – basic	149,611	149,762	149,706	149,517
Weighted-average common shares outstanding – diluted	151,197	149,762	151,076	149,517

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended September 30, 2022 and 2021

(In thousands)

(Unaudited)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at June 30, 2021	149,663	$1,496	$517,540	$(16,315)	$502,721	$31,847	$26,654	$561,222
Net income (loss)	—	—	—	(5,016)	(5,016)	296	(253)	(4,973)
Redemption of OP Units	140	1	354	—	355	—	(361)	(6)
Share-based compensation expense	—	—	1,019	—	1,019	—	441	1,460
Contributions from noncontrolling interests	—	—	—	—	—	3,158	—	3,158
Distributions to noncontrolling interests	—	—	—	—	—	(287)	—	(287)
Other, net	—	1	—	(46)	(45)	—	—	(45)
Balances at September 30, 2021	149,803	$1,498	$518,913	$(21,377)	$499,034	$35,014	$26,481	$560,529

Balances at June 30, 2022	149,097	$1,492	$515,065	$224,567	$741,124	$44,665	$39,233	$825,022
Net income (loss)	—	—	—	29,472	29,472	240	1,554	31,266
Redemption of OP Units	26	—	398	—	398	—	(474)	(76)
Share-based compensation expense	—	—	1,454	—	1,454	—	258	1,712
Distributions to noncontrolling interests	—	—	—	—	—	(287)	(160)	(447)
Contributions from noncontrolling interests	—	—	—	—	—	898	—	898
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	155	—	155	—	—	155
Common stock repurchased	(73)	(1)	(525)	—	(526)	—	—	(526)
Cash Dividends	—	—	—	(3,043)	(3,043)	—	—	(3,043)
Other, net	74	1	(2,206)	—	(2,205)	1	—	(2,204)
Balances at September 30, 2022	149,124	$1,492	$514,341	$250,996	$766,829	$45,517	$40,411	$852,757

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2022 and 2021

(In thousands)

(Unaudited)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2020	149,036	$1,490	$515,127	$(16,839)	$499,778	$31,877	$27,436	$559,091
Net income (loss)	—	—	—	(4,492)	(4,492)	862	(209)	(3,839)
Redemption of OP Units	580	6	1,252	—	1,258	—	(1,305)	(47)
Share-based compensation expense	—	—	1,770	—	1,770	—	559	2,329
Contributions from noncontrolling interests	—	—	—	—	—	3,158	—	3,158
Distributions to noncontrolling interests	—	—	—	—	—	(869)	—	(869)
Other common stock issuances	232	2	1,069	—	1,071	—	—	1,071
Other, net	(45)	—	(305)	(46)	(351)	(14)	—	(365)
Balances at September 30, 2021	149,803	$1,498	$518,913	$(21,377)	$499,034	$35,014	$26,481	$560,529

Balances at December 31, 2021	149,818	$1,498	$521,842	$(22,775)	$500,565	$35,213	$26,455	$562,233
Net income (loss)	—	—	—	276,817	276,817	585	14,648	292,050
Redemption of OP Units	65	1	1,932	—	1,933	—	(2,152)	(219)
Share-based compensation expense	—	—	4,234	—	4,234	—	1,515	5,749
Distributions to noncontrolling interests	—	—	—	—	—	(892)	(160)	(1,052)
Contributions from noncontrolling interests	—	—	—	—	—	10,616	—	10,616
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	(7,088)	—	(7,088)	—	—	(7,088)
Common stock repurchased	(816)	(8)	(4,937)	—	(4,945)	—	—	(4,945)
Other Common Stock issuances	106	1	851	—	852	—	—	852
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	—	—	(183)	—	(183)	—	—	(183)
Cash Dividends	—	—	—	(3,043)	(3,043)	—	—	(3,043)
Other, net	(49)	—	(2,310)	(3)	(2,313)	(5)	105	(2,213)
Balances at September 30, 2022	149,124	$1,492	$514,341	$250,996	$766,829	$45,517	$40,411	$852,757

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$297,496	$(3,798)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,420	63,065
Income from unconsolidated real estate partnerships	(459)	(743)
Realized and unrealized gains on interest rate options	(48,005)	(10,608)
Income tax expense (benefit)	24,338	(9,881)
Amortization of debt issuance costs and other	2,149	801
Mezzanine investment, net	(24,990)	(22,654)
Loss on extinguishment of debt, net	28,901	—
Lease modification income	(206,963)	—
Realized and unrealized gains (losses) on equity investments	(20,152)	—
Gain on disposition of real estate	(170,004)	—
Share-based compensation	6,462	3,750
Changes in operating assets and operating liabilities:
Other assets, net	5,904	(10,930)
Net cash received from development property lease terminations	195,789	—
Accrued liabilities and other	(5,634)	13,083
Total adjustments	(69,244)	25,883
Net cash provided by operating activities	228,252	22,085
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(130,122)	(69,601)
Capital expenditures (1)	(184,048)	(134,855)
Proceeds from disposition of real estate	243,134	—
Investment in IQHQ	(14,227)	(12,091)
Redemption of IQHQ investment	16,473
Investment in unconsolidated real estate partnerships	(12,878)	—
Other investing activities	(1,293)	(96)
Net cash used in investing activities	(82,961)	(216,643)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	674,720	59,757
Proceeds from construction loans	54,286	142,305
Payments of deferred loan costs	(8,244)	(6,634)
Principal repayments on non-recourse property debt	(284,562)	(22,307)
Principal repayments on construction loans	(138,404)	—
Principal repayments on Notes Payable to AIR	(534,127)	—
Purchase of interest rate options	(3,223)	(5,905)
Proceeds from interest rate option	15,465	—
Payments on finance leases	(25,797)	(7,773)
Payments of prepayment premiums	(25,740)	—
Common stock repurchased	(4,419)	—
Dividend paid on common stock	(3,043)
Distributions to noncontrolling interests	(1,052)	—
Distributions to redeemable noncontrolling interests	(917)
Contributions from noncontrolling interests	10,616	—
Contributions from redeemable noncontrolling interests	122,413	—
Redemption of common and preferred OP units	(209)	—
Redemption of noncontrolling interests	(7,088)	—
Redemption of redeemable noncontrolling interests	(5,094)	—
Other financing activities	(13)	(859)
Net cash provided by (used in) financing activities	(164,432)	158,584
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(19,141)	(35,974)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	244,582	298,735
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$225,441	$262,761
(1) Accrued capital expenditures were $31.4 million and $19.4 million as of September 30, 2022 and 2021, respectively.

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Buildings and improvements	$1,248,005	$1,257,214
Land	639,272	534,285
Total real estate	1,887,277	1,791,499
Accumulated depreciation	(516,857)	(561,115)
Net real estate	1,370,420	1,230,384
Cash and cash equivalents	206,366	233,374
Restricted cash	19,075	11,208
Mezzanine investment	362,788	337,797
Interest rate options	61,448	25,657
Right-of-use lease assets	95,506	429,768
Other assets, net	180,641	165,913
Total assets	$2,296,244	$2,434,101

LIABILITIES AND EQUITY
Non-recourse property debt, net	$859,593	$483,137
Construction loans, net	80,816	163,570
Notes payable to AIR	—	534,127
Total indebtedness	940,409	1,180,834
Deferred tax liabilities	121,344	124,747
Lease liabilities	98,467	435,093
Accrued liabilities and other	125,132	97,400
Total liabilities	1,285,352	1,838,074

Redeemable noncontrolling interests in consolidated real estate partnerships	158,135	33,794
Commitments and contingencies (Note 4)
Partners’ capital:
General Partner and Special Limited Partner	766,829	500,565
Limited Partners	40,411	26,455
Partners’ capital attributable to Aimco Operating Partnership	807,240	527,020
Noncontrolling interests in consolidated real estate partnerships	45,517	35,213
Total partners’ capital	852,757	562,233
Total liabilities and partners’ capital	$2,296,244	$2,434,101

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Rental and other property revenues	$47,683	$42,893	$148,375	$123,115

OPERATING EXPENSES
Property operating expenses	17,455	18,155	56,384	51,500
Depreciation and amortization	85,438	21,709	143,420	63,065
General and administrative expenses	10,809	8,868	29,243	22,562
Total operating expenses	113,702	48,732	229,047	137,127

Interest expense	(9,719)	(12,680)	(65,865)	(37,995)
Mezzanine investment income, net	8,423	7,636	24,990	22,654
Realized and unrealized gains (losses) on interest rate options	9,209	2,231	48,005	10,608
Realized and unrealized gains (losses) on equity investments	(2,145)	1,233	20,152	2,107
Gains on dispositions of real estate	75,539	-	170,004	-
Lease modification income	1,577	-	206,963	-
Other income (expense), net	(255)	552	(1,743)	2,959
Income (loss) before income tax	16,610	(6,867)	321,834	(13,679)
Income tax benefit (expense)	17,563	2,021	(24,338)	9,881
Net income (loss)	34,173	(4,846)	297,496	(3,798)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(2,907)	(127)	(5,446)	(41)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(240)	(296)	(585)	(862)
Net income (loss) attributable to Aimco Operating Partnership	$31,026	$(5,269)	$291,465	$(4,701)

Net income (loss) attributable to Aimco Operating Partnership per common unit – basic (Note 6)	$0.19	$(0.03)	$1.82	$(0.03)
Net income (loss) attributable to Aimco Operating Partnership per common unit – diluted (Note 6)	$0.19	$(0.03)	$1.81	$(0.03)

Weighted-average common units outstanding – basic	157,530	157,806	157,627	157,873
Weighted-average common units outstanding – diluted	159,136	157,806	159,017	157,873

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the three months ended September 30, 2022 and 2021

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at June 30, 2021	$502,721	$26,654	$529,375	$31,847	$561,222
Net income (loss)	(5,016)	(253)	(5,269)	296	(4,973)
Redemption of OP Units	355	(361)	(6)	—	(6)
Share-based compensation expense	1,019	441	1,460	—	1,460
Contributions from noncontrolling interests	—	—	—	3,158	3,158
Distributions to noncontrolling interests	—	—	—	(287)	(287)
Other, net	(45)	—	(45)	—	(45)
Balances at September 30, 2021	$499,034	$26,481	$525,515	$35,014	$560,529

Balances at June 30, 2022	$741,124	$39,233	$780,357	$44,665	$825,022
Net income (loss)	29,472	1,554	31,026	240	31,266
Redemption of OP Units	398	(474)	(76)	—	(76)
Share-based compensation expense	1,454	258	1,712	—	1,712
Distributions to noncontrolling interests	—	(160)	(160)	(287)	(447)
Contributions from noncontrolling interests	—	—	—	898	898
Purchase of noncontrolling interests in consolidated real estate partnerships	155	—	155	—	155
Repurchases of OP Units held by Aimco	(526)	—	(526)	—	(526)
Cash Dividends	(3,043)	—	(3,043)	—	(3,043)
Other, net	(2,205)	—	(2,205)	1	(2,204)
Balances at September 30, 2022	$766,829	$40,411	$807,240	$45,517	$852,757

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the nine months ended September 30, 2022 and 2021

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2020	$499,778	$27,436	$527,214	$31,877	$559,091
Net income (loss)	(4,492)	(209)	(4,701)	862	(3,839)
Redemption of OP Units	1,258	(1,305)	(47)	—	(47)
Other common stock issuances	1,071	—	1,071	—	1,071
Share-based compensation expense	1,770	559	2,329	—	2,329
Contribution from noncontrolling interests	—	—	—	3,158	3,158
Distributions to noncontrolling interests	—	—	—	(869)	(869)
Other, net	(351)	—	(351)	(14)	(365)
Balances at September 30, 2021	$499,034	$26,481	$525,515	$35,014	$560,529

Balances at December 31, 2021	$500,565	$26,455	$527,020	$35,213	$562,233
Net income (loss)	276,817	14,648	291,465	585	292,050
Redemption of OP Units	1,933	(2,152)	(219)	—	(219)
Share-based compensation expense	4,234	1,515	5,749	—	5,749
Distributions to noncontrolling interests	—	(160)	(160)	(892)	(1,052)
Contributions from noncontrolling interests	—	—	—	10,616	10,616
Purchase of noncontrolling interests in consolidated real estate partnerships	(7,088)	—	(7,088)	—	(7,088)
Repurchases of OP Units held by Aimco	(4,945)	—	(4,945)	—	(4,945)
Other OP Unit issuances	852	109	961	—	961
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	(183)	—	(183)	—	(183)
Cash dividends	(3,043)	—	(3,043)	—	(3,043)
Other, net	(2,313)	(4)	(2,317)	(5)	(2,322)
Balances at September 30, 2022	$766,829	$40,411	$807,240	$45,517	$852,757

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$297,496	$(3,798)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,420	63,065
Income from unconsolidated real estate partnerships	(459)	(743)
Realized and unrealized gains on interest rate options	(48,005)	(10,608)
Income tax expense (benefit)	24,338	(9,881)
Amortization of debt issuance costs and other	2,149	801
Mezzanine investment, net	(24,990)	(22,654)
Loss on extinguishment of debt, net	28,901	—
Lease modification income	(206,963)	—
Realized and unrealized gains (losses) on equity investments	(20,152)	—
Gain on disposition of real estate	(170,004)	—
Share-based compensation	6,462	3,750
Changes in operating assets and operating liabilities:
Other assets, net	5,904	(10,930)
Net cash received from development property lease terminations	195,789	—
Accrued liabilities and other	(5,634)	13,083
Total adjustments	(69,244)	25,883
Net cash provided by operating activities	228,252	22,085
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(130,122)	(69,601)
Capital expenditures (1)	(184,048)	(134,855)
Proceeds from disposition of real estate	243,134	—
Investment in IQHQ	(14,227)	(12,091)
Redemption of IQHQ investment	16,473
Investment in unconsolidated real estate partnerships	(12,878)	—
Other investing activities	(1,293)	(96)
Net cash used in investing activities	(82,961)	(216,643)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	674,720	59,757
Proceeds from construction loans	54,286	142,305
Payments of deferred loan costs	(8,244)	(6,634)
Principal repayments on non-recourse property debt	(284,562)	(22,307)
Principal repayments on construction loans	(138,404)	—
Principal repayments on Notes Payable to AIR	(534,127)	(5,905)
Purchase of interest rate options	(3,223)	—
Proceeds from interest rate option	15,465	(7,773)
Payments on finance leases	(25,797)	—
Payments of prepayment premiums	(25,740)	—
Common stock repurchased	(4,419)	—
Dividend paid on common stock	(3,043)	—
Distributions to noncontrolling interests	(1,052)	—
Distributions to redeemable noncontrolling interests	(917)	—
Contributions from noncontrolling interests	10,616	—
Contributions from redeemable noncontrolling interests	122,413
Redemption of common and preferred OP units	(209)
Redemption of noncontrolling interests	(7,088)
Redemption of redeemable noncontrolling interests	(5,094)	—
Other financing activities	(13)	(859)
Net cash provided by (used in) financing activities	(164,432)	158,584
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(19,141)	(35,974)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	244,582	298,735
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$225,441	$262,761

(1) Accrued capital expenditures were $31.4 million and $19.4 million as of September 30, 2022 and 2021, respectively.

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Business

As of September 30, 2022, Aimco owned 92.7% of the legal interest in the common partnership units of Aimco Operating Partnership and 95.0% of the economic interest in Aimco Operating Partnership. The remaining 7.3% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

We own or lease a portfolio of real estate investments focused primarily on the U.S. multifamily sector. These real estate investments include: a portfolio of 26 operating apartment communities (22 consolidated properties with 5,640 apartment homes and four unconsolidated operating properties), diversified by both geography and price point; one commercial office building that is part of a land assemblage; two residential apartment communities, with 965 planned apartment homes, a single family rental community with 16 planned homes plus eight accessory dwelling units, and one hotel, with 106 planned rooms, we are actively developing or redeveloping; land parcels held for development. Our real estate portfolio also includes one land parcel held for sale and two unconsolidated investments in land held for development. In addition, we hold other opportunistic and alternative investments, including our Mezzanine Investment (see Note 2 for further information); our IQHQ investment (see Note 3 for further information); and our investment in real estate technology funds.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Redeemable Noncontrolling Interests in Consolidated Real Estate Partnerships

Redeemable noncontrolling interests consist of equity interests held by a limited partner in a consolidated real estate partnership that has a finite life. If a consolidated real estate partnership includes redemption rights that are not within our control, the noncontrolling interest is included as temporary equity.

The assets of these consolidated real estate partnerships must first be used to settle the liabilities of the consolidated real estate partnerships. The consolidated real estate partnerships' creditors do not have recourse to the general credit of Aimco Operating Partnership.

In July 2022, we closed a $102.0 million preferred equity financing with an institutional investor, providing for a fixed 8% annual rate of return payable monthly.

In February 2022, we acquired all of the outstanding redeemable noncontrolling interests in two consolidated properties for $5.1 million. At the time of redemption, the carrying amount of the redeemable non-controlling interests was $4.9 million.

Redeemable noncontrolling interests in consolidated real estate partnerships as of September 30, 2022 consists of the $102.0 million preferred equity noted above and our partner's equity interest in the Upton Joint Venture, which provides for an accruing 9.7% rate of return on their investment. These investment interests are presented as Redeemable noncontrolling interests in consolidated real estate partnerships in our Condensed Consolidated Balance Sheet as of September 30, 2022.

The following table shows changes in our redeemable noncontrolling interests in consolidated real estate partnerships from December 31, 2021 to September 30, 2022 (in thousands):

Balance at December 31, 2021	$33,794
Capital contributions	124,723
Distributions	(917)
Redemptions	(4,911)
Net income	5,446
Balance at September 30, 2022	$158,135

Mezzanine Investment

In November 2019, Aimco Predecessor made a five-year, $275.0 million mezzanine loan to the partnership owning the “Parkmerced Apartments” located in southwest San Francisco (the “Mezzanine Investment”). The loan bears interest at a 10% annual rate, accruing if not paid from property operations. Ownership of the subsidiaries that originated and hold the mezzanine loan was retained by AIR following the Separation.

The Separation Agreement provides for AIR to transfer ownership of the subsidiaries that originated and hold the mezzanine loan, a related equity option to acquire a 30% interest in the partnership owning Parkmerced Apartments and the interest rate option, or swaption, that provides partial protection against future refinancing risk to Aimco through 2024 once required third-party consents are received. At the time of the Separation and as of the date of this filing, legal title of these subsidiaries had not yet transferred to Aimco. Until legal title of the subsidiaries is transferred, AIR is obligated to pass payments received on such loan to us, and we are obligated to indemnify AIR against any costs and expenses related thereto. We have the risks and rewards of ownership of the Mezzanine Investment and have recognized an asset related to our right to receive the Mezzanine Investment from AIR.

We recognize as income the net amounts recognized by AIR on its equity investment that are due to be paid to us when collected to the extent the income is supported by the change in AIR's claim to the net assets of the underlying borrower. The income recognized primarily represents the interest accrued under the terms of the underlying mezzanine loan.

The loan and the underlying real estate are subject to certain risks, including, but not limited to, those resulting from the lingering disruption due to the COVID-19 pandemic and associated response, and any similar events that might occur in the future, which may result in all or a portion of the loan not being repaid. In the event we conclude that a portion of the Mezzanine Investment is not recoverable, we will recognize an impairment.

Income Tax Benefit (Expense)

Certain aspects of our operations, including our development and redevelopment activities, are conducted through taxable REIT subsidiaries, or TRS entities. Additionally, our TRS entities hold investments in one of our apartment communities and 1001 Brickell Bay Drive.

Our income tax benefit calculated in accordance with GAAP includes income taxes associated with the income or loss of our TRS entities. Income taxes, as well as changes in valuation allowance and incremental deferred tax items in conjunction with intercompany asset transfers and internal restructurings (if applicable), are included in Income tax benefit (expense) in our Condensed Consolidated Statements of Operations.

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and gains retained by the REIT. For the three and nine months ended September 30, 2022, we had consolidated net loss and income subject to tax of $75.6 million and $91.0 million, respectively. For the three and nine months ended September 30, 2021, we had consolidated net losses subject to tax of $7.9 million and $26.4 million, respectively.

For the three months ended September 30, 2022, we recognized income tax benefit of $17.6 million compared to a $2.0 million benefit during the same period in 2021. The change is primarily due to the GAAP income taxes associated with the lease modification depreciation expense recognized in the third quarter of 2022.

For the nine months ended September 30, 2022, we recognized income tax expense of $24.3 million compared to a $9.9 million benefit during the same period in 2021. The change is primarily due to the GAAP income taxes associated with the net lease modification income recognized in 2022.

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

Other Assets, net

Other assets were comprised of the following amounts (in thousands):

	September 30, 2022	December 31, 2021
Other investments	$63,594	$45,386
Notes receivable	38,759	38,029
Unconsolidated real estate partnerships	28,958	13,025
Assets held for sale (1)	11,735	—
Deferred costs, deposits, and other	11,667	22,136
Prepaid expenses and real estate taxes	10,489	20,516
Corporate fixed assets	8,484	9,855
Accounts receivable, net of allowances of $1,406 and $1,285 as of September 30, 2022 and December 31, 2021, respectively	2,544	2,469
Deferred tax assets	1,999	6,388
Intangible assets, net	1,176	3,269
Due from affiliates	1,236	4,840
Total other assets, net	$180,641	$165,913

(1) In addition to the properties we sold during the period, from time to time we may market to sell certain properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale. As of September 30, 2022, assets held for sale include one land parcel in Fort Lauderdale, Florida, which is expected to be sold during the fourth quarter of 2022.

Accounting Pronouncements Adopted in the Current Year

During the quarter ended March 31, 2022, we adopted ASU 2021-05 establishing Topic 842, Lessors - Certain Leases with Variable Lease Payments. ASU 2021-05 requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if either a sales-type lease or direct finance lease classification would trigger a day-one loss. The adoption of this standard on January 1, 2022, did not have a material impact on our condensed consolidated financial statements.

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

Note 3 —Significant Transactions

Acquisitions and Investments

•
In February 2022, we entered into a short-term cancellable lease of and a purchase agreement to acquire, for $100.0 million, a nine-acre development site in the Flagler Village neighborhood of Fort Lauderdale, Florida. The site has the potential for the development of approximately three million square feet of mixed-use property, which could contain up to 1,500 residential units at full build-out. As of September 30, 2022, we had completed the $100.0 million purchase and recognized an additional $5.9 million of capitalized costs to Land in our Condensed Consolidated Balance Sheets.
•
In January 2022, our Fort Lauderdale consolidated joint venture closed on the acquisition of three undeveloped land parcels located in downtown Fort Lauderdale, Florida for $49.0 million ($25.0 million at Aimco's 51% share), funded primarily by a $40.0 million land loan ($20.4 million at Aimco's share). The cost was allocated among the parcels based on third-party appraisals.

At the time of acquisition, one land parcel was subject to a sales agreement with closing expected during the fourth quarter of 2022. Based on the facts and circumstances related to the sale, we determined the land parcel met the criteria for classification as assets held for sale as of September 30, 2022. These assets are reported at a carrying value of $11.7 million, and are included within Other assets, net in our Condensed Consolidated Balance Sheets. Liabilities related to these assets held for sale of $8.1 million are included in Accrued liabilities and other in our Condensed Consolidated Balance Sheets.

•
In February 2022, we funded the remaining $14.2 million of a total $50.0 million commitment of a passive equity investment in IQHQ Inc. (IQHQ), a privately held life sciences real estate development company. Based on certain facts and circumstances related to the investment, IQHQ was initially reported at cost. In June 2022, 22% of our original investment with a cost basis of $10.8 million was redeemed for $16.5 million. Consequently, we recognized a $5.7 million gain from this redemption, and the redemption cash was received in July 2022. Further at that time, our remaining investment in IQHQ with a cost basis of $39.2 million was valued at an estimated fair market value of $59.7 million, and a $20.5 million unrealized gain was recognized.

Joint Venture Transactions

•
In May 2022, we formed two joint ventures for a ground up project on the development of a phased multifamily community totaling 574 units in Bethesda, Maryland. We hold a 50% share of the joint ventures (the “DC joint ventures”), with a maximum total initial capital commitment of $21.6 million, of which $13.4 million has been funded as of September 30, 2022. We serve as co-development manager for these ventures, which are expected to begin construction in late 2023.
•
In March 2022, we formed a joint venture for the construction of approximately one million square feet of mixed-use development in the Edgewater neighborhood of Miami, Florida. We hold a 20% share of the joint venture (the “Edgewater joint venture"), which includes our initial contribution of an eighth of an acre of land that we purchased for $1.7 million in January 2022 and cash of $0.3 million. Our total capital commitment for this venture is $8.0 million. We will serve as the development manager for this project, which is expected to begin construction in 2023.

Dispositions

•
In July, we sold Cedar Rim, a 104-unit apartment community located in Renton, Washington, for $53.0 million. Cedar Rim was previously reported as held for sale.
•
In August, we sold 2900 on First, a 135-unit apartment community with 14,000 square feet of retail located in Seattle, Washington for $69.0 million. 2900 on First was previously reported as held for sale.
•
In May 2022, we closed on the sale of our Pathfinder Village property located in Fremont, California, for a gross sales price of $127.0 million and recognized a gain of $94.6 million. Pathfinder Village was a stabilized property previously reported within our Operating segment.

Lease Arrangements

•
In September 2022, we as lessee, received final payment from AIR, pursuant to the lease termination agreement entered into in June 2022. The leases with respect to four properties were terminated, and we relinquished control of these properties. See Note 9 for further information.

Note 4 — Commitments and Contingencies

Commitments

In connection with our development, redevelopment, and other capital additions activities, we have entered into various construction-related contracts, and have made commitments to complete development and redevelopment of certain real estate, pursuant to financing or other arrangements. As of September 30, 2022, our commitments related to these capital activities totaled approximately $152.1 million, most of which we expect to incur during the next 24 months.

As described in Note 3, we have joint venture commitments to fund a total of $29.6 million for our Edgewater joint venture and DC joint ventures formed during 2022. As of September 30, 2022, we had $14.2 million of remaining commitments. We expect to fund the remaining commitments over the next twelve months.

As of September 30, 2022, we have remaining commitments of $2.7 million related to four investments in privately held entities that develop technology related to the real estate industry. The timing of funding is uncertain.

We enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.

Legal Matters

From time to time, we may be a party to certain legal proceedings. While the outcome of the legal proceedings cannot be predicted with certainty, we believe there are no legal proceedings pending that would have a material effect upon our financial condition or results of operations.

Note 5 — Agreements and Transactions With AIR

In conjunction with the Separation in December 2020, we entered into the following agreements with AIR that have significant operational and financial impacts to us.

Master Services Agreement

Under the Master Services Agreement with AIR, AIR provides us with customary administrative and support services. We are obligated to pay AIR the fully burdened costs in performing those services. We may terminate any or all services on 60 days’ prior written notice, and AIR may terminate individual services at any time after December 31, 2023. During the three and nine months ended September 30, 2022, we incurred administrative and support fees of $0.6 million and $1.5 million, respectively, compared to $0.7 million and $1.8 million during the three and nine months ended September 30, 2021, respectively. These administrative support fees are included in General and administrative expenses in our Condensed Consolidated Statements of Operations.

Property Management Agreements

Under the Property Management Agreements with AIR, AIR provides us with certain property management, property accounting and related services for the majority of our operating properties. We pay AIR a property management fee equal to 3% of each respective property’s revenue collected and such other fees as may be mutually agreed upon for various other services. The initial term of each Property Management Agreement is one year, with automatic one-year renewal periods, unless either party elects to terminate upon delivery of 60 days’ prior written notice to the other party before the end of the term. Neither party is obligated to pay a termination fee or other penalty upon such termination.

During the three and nine months ended September 30, 2022, we incurred property management and property accounting fees of $1.4 million and $4.1 million, respectively, compared to $1.3 million and $3.8 million during the three and nine months ended September 30, 2021, respectively. These fees are included in Property operating expenses in our Condensed Consolidated Statements of Operations.

Master Leasing Agreement

The Master Leasing Agreement, as amended on June 14, 2022, governs the current and any future leasing arrangements between us, as lessee, and AIR, as lessor. Under the amendments to the Master Leasing Agreement, AIR's purchase option to acquire completed development and redevelopment properties was replaced with a right of first offer on development and redevelopment assets that have achieved stabilization and that we choose to bring to market within one year thereafter. Each time the parties wish to execute a new lease for a particular property, they will execute a stand-alone lease.

In September 2022, we received final payment from AIR, pursuant to the lease termination agreement entered into in June 2022. The leases with respect to four properties were terminated, and we relinquished control of the associated properties. See Note 9 for further information.

Notes Payable to AIR

In July 2022, we completed the prepayment of the $534.1 million of Notes Payable to AIR. As a result of the prepayment, we incurred $17.4 million of spread maintenance costs, which were fully accrued as of June 30, 2022. For the three and nine months ended September 30, 2022, we recognized interest expense on the Notes Payable to AIR of $0.4 million and $13.7 million, respectively, compared to $6.9 million and $20.8 million for the three and nine months ended September 30, 2021, respectively.

Other

In June 2022, for $7.2 million, we acquired from AIR the common noncontrolling interest in the entity that indirectly holds a portfolio of assets that previously secured the Notes Payable to AIR.

Due to and from AIR

As of September 30, 2022, we have amounts due to and from AIR of $6.7 million and $1.0 million, respectively. As of December 31, 2021 we had amounts due to and from AIR of $15.7 million and $4.8 million, respectively. The amounts due to AIR primarily consist of invoices paid on our behalf and other reimbursements owed to AIR. The amounts due from AIR primarily consist of net cash flows generated by our operating properties.

Terry Considine Service Agreement/AIR Reimbursement

As contemplated by the Separation and by Aimco and AIR, Terry Considine, an Aimco board member and our former Chief Executive Officer, has specific responsibilities to us as a non-executive employee during 2022 to support the establishment and growth of our business, reporting directly to our board of directors (the "Board"). These responsibilities, separate from Mr. Considine’s services as a board member, include: (i) short and long-term strategic direction and advice; (ii) transition and executive support to officers; and (iii) advice and consultation with respect to strategic growth and acquisition activities. The independent directors of the Board set Mr. Considine’s 2022 target total compensation (including base compensation, short-term incentive, and long-term incentive) for these responsibilities at $2.1 million, to be paid in equity. Mr. Considine does not receive any additional compensation for serving on the Board.

Additionally, we are obligated for all base salary, short-term incentive amounts and long-term incentive amounts payable to Mr. Considine for the calendar year 2022 under the terms of his employment agreement with AIR that are in excess of $1.0 million, collectively. As of September 30, 2022, we estimate the total 2022 reimbursement to AIR, pursuant to this arrangement, will be $4.5 million.

We estimate compensation associated with these arrangements to total $6.6 million for 2022. For the three and nine months ended September 30, 2022, we recognized $1.7 million and $4.6 million of expense related to the arrangements, respectively, compared to $1.2 million and $4.1 million for the three and nine months ended September 30, 2021, respectively. This expense is included in General and administrative expenses in our Condensed Consolidated Statements of Operations.

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

Each of our executives and AIR’s executives received one unvested share of Aimco stock and one unvested share of AIR stock at the Separation date for each unvested share they held at that date. We include AIR’s executives’ rights to receive Aimco shares upon vesting in our dilutive calculations.

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

Our time-based restricted stock awards receive non-forfeitable dividends similar to shares of common stock and common partnership units prior to vesting, and our Performance-Based LTIP I units and Performance-Based LTIP II units receive non-forfeitable distributions based on specified percentages of the distributions paid to common partnership units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Participating securities are included in the computation of diluted earnings per share for the three and nine months ended September 30, 2022 and 2021, because their effects are dilutive.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the three and nine months ended September 30, 2022 and 2021, are as follows (in thousands, except per share and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings per share
Numerator:
Net income (loss) attributable to Aimco	$29,472	$(5,016)	$276,817	$(4,492)
Net income (loss) allocated to Aimco participating securities	(405)	—	(3,806)	—
Net income (loss) attributable to Aimco common stockholders	29,067	(5,016)	273,011	(4,492)

Denominator - shares:
Basic weighted-average common stock outstanding	149,611	149,762	149,706	149,517
Diluted share equivalents outstanding	1,586	—	1,370	—
Diluted weighted-average common stock outstanding	151,197	149,762	151,076	149,517

Earnings (loss) per share - basic	$0.19	$(0.03)	$1.82	$(0.03)
Earnings (loss) per share - diluted	$0.19	$(0.03)	$1.81	$(0.03)

Earnings per unit
Numerator:
Net income (loss) attributable to Aimco Operating Partnership	$31,026	$(5,269)	$291,465	$(4,701)
Net income (loss) allocated to Aimco Operating Partnership participating securities	(421)	—	(3,964)	—
Net income (loss) attributable to Aimco Operating Partnership's common unit holders	30,605	(5,269)	287,501	(4,701)

Denominator - units
Basic weighted-average common partnership units outstanding	157,530	157,806	157,627	157,873
Diluted partnership unit equivalents outstanding	1,606	-	1,390	-
Diluted weighted-average common partnership units outstanding	159,136	157,806	159,017	157,873

Earnings (loss) per unit - basic	$0.19	$(0.03)	$1.82	$(0.03)
Earnings (loss) per unit - diluted	$0.19	$(0.03)	$1.81	$(0.03)

Note 7 — Fair Value Measurements

Recurring Fair Value Measurements

From time to time we purchase interest rate swaps, caps, and other instruments to provide protection against increases in interest rates on our variable rate debt. As of September 30, 2022, we held interest rate swaps and caps with $1.7 billion notional value that provide protection through the fourth quarter of 2024. These instruments were acquired for $15.7 million. The fair value of these instruments is noted in the table below.

During the nine months ended September 30, 2022, we monetized an interest rate swap and a portion of an interest rate cap for $15.5 million and recognized gains of $9.8 million, net of transaction costs.

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

As of September 30, 2022, we have investments of $3.9 million in property technology funds consisting of entities that develop technology for the real estate industry. These investments are measured at net asset value (“NAV”) as a practical expedient. See Note 4 for further information.

The following table summarizes fair value for our interest rate options and our investments in real estate technology funds as of September 30, 2022, and December 31, 2021 (in thousands):

	As of September 30, 2022				As of December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Interest rate options	$61,329	$—	$61,329	$—	$25,449	$—	$25,449	$—
Investment in real estate technology funds (1)	$3,909	—	—	—	$9,613	—	—	—

(1) Investments measured at fair value using NAV as a practical expedient are not classified in the fair value hierarchy.

Nonrecurring Fair Value Measurements

As of September 30, 2022, assets measured at fair value on a nonrecurring basis shown in our Condensed Consolidated Balance Sheets consisted of our investment in IQHQ. IQHQ was initially reported at cost. In June 2022, 22% of our original investment with a cost basis of $10.8 million was redeemed for $16.5 million. As a result, our remaining shares in IQHQ after the partial redemption were re-valued on a stepped up basis to fair value at the same per share value as the cash redemption per share value. These observable inputs are classified as Level 1 within the GAAP fair value hierarchy. As of September 30, 2022, the fair value of our investment in IQHQ measured on a nonrecurring basis remained at $59.7 million.

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable and payables approximated their fair value as of September 30, 2022, and December 31, 2021, due to their relatively short-term nature and high probability of realization. We estimate the fair value of our debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, debt service coverage ratios, and loan to value ratios. We classify the fair value of our non-recourse property debt and construction loans within Level 2 of the GAAP fair value hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair value. As of July 2022, we had prepaid the $534.1 million of Notes Payable to AIR.

The following table summarizes the carrying value and fair value of our non-recourse property debt, construction loans, and Notes Payable to AIR as of September 30, 2022, and December 31, 2021, (in thousands):

	As of September 30, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$868,237	$796,311	$484,883	$498,960
Construction loans	86,693	86,693	168,376	168,376
Notes Payable to AIR	—	—	534,127	534,127
Total	$954,930	$883,004	$1,187,386	$1,201,463

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

Aimco Operating Partnership is the primary beneficiary, and therefore consolidates our four VIEs that own interests in real estate. In addition, we have nine unconsolidated VIEs for which we are not the primary beneficiary because we are not their primary decision maker. The nine unconsolidated VIEs include four unconsolidated real estate partnerships that hold four apartment communities in San Diego, California, the Mezzanine Investment, our passive equity investment in IQHQ, our investment in the Edgewater joint venture, and our investments in the DC joint ventures.

Details of our consolidated and unconsolidated VIEs, excluding those of Aimco Operating Partnership, are summarized in the table below as of September 30, 2022, and December 31, 2021, (in thousands, except for VIE count):

	September 30, 2022		December 31, 2021
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Count of VIEs	4	9	9	6
Assets
Real estate, net	$210,586	$—	$564,909	$—
Mezzanine investment	—	362,788	—	337,797
Right-of-use lease assets	95,506	—	429,768	—
Unconsolidated real estate partnerships	—	28,958	—	13,005
Other assets, net	—	59,686	43,715	35,773
Liabilities
Deferred tax liabilities	—	—	124,747	—
Accrued liabilities and other	25,515	—	30,519	—
Non-recourse property debt, net	31,904	—	—	—
Construction loans, net	12,237	—	163,570	—
Lease liabilities	98,467	—	435,093	—

Consolidated Real Estate Partnerships

The changes in consolidated VIE assets and liabilities from December 31, 2021 to September 30, 2022 in the table above are primarily due to the impact of:

(i) In September 2022, we as lessee received final payment from AIR as lessor, pursuant to the lease termination agreement entered into in June 2022. The leases with respect to four properties were terminated, and we relinquished control of the associated leasehold improvements and underlying land of these four properties. Consequently, we derecognized $86.6 million real estate assets and a $138.4 million construction loan was paid off and derecognized as well. In addition, we derecognized right-of-use lease assets and lease liabilities of $326.1 million and $337.3 million, respectively, due to the lease modifications described in Note 9.

(ii) In February 2022, we acquired all of the outstanding redeemable non-controlling interests in an entity reported as a consolidated VIE as of December 31, 2021.

Unconsolidated Real Estate Partnerships

We own an interest in four unconsolidated real estate partnerships that hold four apartment communities in San Diego, California. We also own investments in the Edgewater joint venture formed in March 2022 to develop a 2.8-acre site in Miami's Edgewater neighborhood, and the DC joint ventures formed in May 2022 to develop a ground-up phased multifamily community in Bethesda, Maryland. See Note 3 for further information.

Our investment balances of $29.0 million and $13.0 million as of September 30, 2022 and December 31, 2021, respectively, represented our maximum exposure to loss in these unconsolidated VIEs.

Mezzanine Investment

AIR owns an interest in a partnership that owns Parkmerced Apartments, of which it is not the primary beneficiary, and under the terms of the Separation Agreement, AIR is obligated to transfer ownership of the subsidiaries that hold this interest to us upon receipt of required third-party consents. Our investment balances of $362.8 million and $337.8 million as of September 30, 2022 and December 31, 2021, respectively, represent our indirect interest in notes receivable through our agreement with AIR and our maximum exposure to loss in this VIE.

Note 9 — Lease Arrangements

Aimco as Lessor

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements and other services.

For the three and nine months ended September 30, 2022 and 2021, our total lease income was comprised of the following amounts for all residential and commercial property leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed lease income	$44,239	$39,382	$137,519	$113,726
Variable lease income	3,443	3,046	10,853	8,760
Total lease income	$47,682	$42,428	$148,372	$122,486

Aimco as Lessee

Lease Arrangements with AIR

We, as lessee, and AIR, as lessor, have entered into leases on properties currently under construction or in lease-up. These lease arrangements are governed by separate Master Lease Agreements and the Master Leasing Agreement.

In June 2022, we as lessee and AIR as lessor, entered into a lease termination agreement with respect to four leases entered into on January 1, 2021 that pertained to our North Tower of Flamingo Point, 707 Leahy, The Fremont, and Prism properties. This agreement terminated the four finance leases on September 1, 2022. Upon termination, both parties were released of any and all liabilities and obligations under each respective lease other than those liabilities and obligations, if any, that expressly survived termination. On September 1, 2022, we relinquished control of the leasehold improvements on these four properties as well as the underlying land. In exchange, AIR remitted a total of $200.0 million in consideration to us as termination payments.

Because the termination agreement modified the expiration date of each lease to September 1, 2022, we accelerated depreciation on the associated leasehold improvements using lease terms that ended September 1, 2022. We recorded $69.9 million and $85.7 million of total depreciation expense for the three and nine months ended September 30, 2022, respectively. In addition, we recognized Lease modification income of $1.6 million and $207.0 million, which is included in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022, respectively.

Ground Leases

We are lessee to two 99-year ground leases for the land underlying the development site at Upton Place, a mixed-use development project which will create 689 apartment homes and approximately 100,000 square feet of commercial space in upper-northwest Washington, D.C. These ground leases are classified as finance leases.

Other Finance Lease Arrangements

As described in Note 3, in February 2022, we, as lessee, entered into certain finance lease arrangements concurrent with a purchase agreement to acquire a development site in the Flagler Village neighborhood of Fort Lauderdale, Florida. As of September 30, 2022, we had completed the $100.0 million purchase and recognized an additional $5.9 million of capitalized costs to Land in our Condensed Consolidated Balance Sheets. See Note 3 for additional information.

As of September 30, 2022 and December 31, 2021, our finance leases had weighted-average remaining terms of 93.9 years and 38.5 years, respectively, and weighted-average discount rates of 6.0% and 5.4%, respectively.

As of September 30, 2022, finance lease right-of-use lease assets and liabilities totaled $95.5 million and $98.5 million, respectively. As of December 31, 2021, finance right-of-use lease assets and liabilities totaled $429.8 million and $435.1 million, respectively.

For the three and nine months ended September 30, 2022, amortization related to finance leases was $0.0 million and $6.7 million, respectively, net of amounts capitalized, compared to $2.1 million and $5.5 million for the three and nine months ended September 30, 2021, respectively.

For the three and nine months ended September 30, 2022, we capitalized $1.7 million and $6.5 million, respectively, of lease costs associated with active development and redevelopment projects on certain of the underlying property and ground lease assets, compared to $5.8 million and $18.5 million, respectively, for three and nine months ended September 30, 2021.

Operating Lease Arrangements

We have operating leases primarily for corporate office space. As of September 30, 2022 and December 31, 2021, our operating leases had weighted-average remaining terms of 6.6 years and 7.4 years, respectively. As of September 30, 2022 and December 31, 2021, the leases had weighted-average discount rates of 3.1%, and 3.1%, respectively.

We record operating lease expense on a straight-line basis over the lease term. Total operating lease expense for the three and nine months ended September 30, 2022 was $0.2 million and $0.5 million, respectively, compared to $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, operating lease right-of-use lease assets of $4.6 million and $5.1 million, respectively, are included in Other assets, net in our Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, operating lease liabilities of $11.6 million and $12.7 million, respectively, are included in Accrued liabilities and other in our Condensed Consolidated Balance Sheets.

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

Annual Future Minimum Lease Payments

Combined minimum annual lease payments under operating and finance leases, and sublease income that offsets our operating lease rent, are as follows (in thousands):

	Sublease Income and Lease Modification Income	Operating Lease Future Minimum Rent	Financing Leases Future Minimum Payments
Remainder of 2022	$349	$314	$494
2023	1,403	1,922	2,335
2024	1,413	1,935	3,335
2025	1,423	1,930	3,835
2026	1,433	1,960	4,334
Thereafter	3,526	4,847	1,155,089
Total	$9,547	$12,908	$1,169,422
Less: Discount		(1,308)	(1,070,955)
Total lease liabilities		$11,600	$98,467

Note 10 — Business Segments

We have three segments: (i) Development and Redevelopment; (ii) Operating; and (iii) Other.

Our Development and Redevelopment segment consists of properties that are under construction or have not achieved stabilization, as well as land held for development. Our Operating segment includes 21 residential apartment communities that have achieved stabilized level of operations as of January 1, 2021 and maintained it throughout the current year and comparable period. We aggregate all our apartment communities that have reached stabilization into our Operating segment. Our Other segment consists of properties that are not included in our Development and Redevelopment or Operating segments. During the nine months ended September 30, 2022 we disposed of two Seattle, Washington area properties that had previously been reported as held for sale assets and one stabilized property located in Fremont, CA that was previously reported within our Operating segment. In addition, we terminated the leases for four residential apartment communities that were previously reported within our Development and Redevelopment segment. Prior period segment information has been recast based upon our current segment population and is consistent with how our chief operating decision maker ("CODM") evaluates the business. The recast conforms with our reportable segment composition as of September 30, 2022.

Our CODM uses cash flow, construction timeline to completion, and actual versus budgeted results to evaluate our properties in our Development and Redevelopment segment. Our CODM uses proportionate property net operating income to assess the operating performance of our Operating segment. Proportionate property net operating income is defined as our share of rental and other property revenues, excluding reimbursements, less direct property operating expenses, net of utility reimbursements, for consolidated communities. In our Condensed Consolidated Statements of Operations, utility reimbursements are included in Rental and other property revenues, in accordance with GAAP.

As of September 30, 2022, our Development and Redevelopment segment consists of 10 properties: two residential apartment communities with 965 planned apartment homes, a single family rental community with 16 planned homes plus eight accessory dwelling units, and one hotel, with 106 planned rooms, we are actively developing or redeveloping; and, land parcels held for development. Our Operating segment includes 21 consolidated apartment communities with 5,582 apartment homes. Our Other segment includes Eldridge Townhomes apartment community, stabilized but not owned for the comparable reporting period, and 1001 Brickell Bay Drive, our only office building.

The following tables present the results of operations of consolidated properties with our segments reported on a proportionate basis for the three months ended September 30, 2022 and 2021 (in thousands):

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended September 30, 2022:
Rental and other property revenues	$123	$34,691	$4,241	$1,344	$7,284	$47,683
Property operating expenses	336	10,220	1,264	1,377	4,258	17,455
Other operating expenses not allocated to segments (3)	—	—	—	—	96,247	96,247
Total operating expenses	336	10,220	1,264	1,377	100,505	113,702
Proportionate property net operating income (loss)	(213)	24,471	2,977	(33)	(93,221)	(66,019)
Other items included in income before income tax (4)	—	—	—	—	82,629	82,629
Income (loss) before income tax	$(213)	$24,471	$2,977	$(33)	$(10,592)	$16,610

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended September 30, 2021:
Rental and other property revenues	$256	$31,126	$3,459	$1,300	$6,752	$42,893
Property operating expenses	472	10,301	1,124	1,293	4,965	18,155
Other operating expenses not allocated to segments (3)	—	—	—	—	30,577	30,577
Total operating expenses	472	10,301	1,124	1,293	35,542	48,732
Proportionate property net operating income (loss)	(216)	20,825	2,335	7	(28,790)	(5,839)
Other items included in income before income tax (4)	—	—	—	—	(1,028)	(1,028)
Income (loss) before income tax	$(216)	$20,825	$2,335	$7	$(29,818)	$(6,867)

The following tables present the results of operations of consolidated properties with our segments reported on a proportionate basis for the nine months ended September 30, 2022 and 2021 (in thousands):

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Nine Months Ended September 30, 2022:
Rental and other property revenues	$204	$100,052	$13,619	$4,466	$30,034	$148,375
Property operating expenses	908	30,916	4,085	4,455	16,020	56,384
Other operating expenses not allocated to segments (3)	—	—	—	—	172,663	172,663
Total operating expenses	908	30,916	4,085	4,455	188,683	229,047
Proportionate property net operating income (loss)	(704)	69,136	9,534	11	(158,649)	(80,672)
Other items included in income before income tax (4)	—	—	—	—	402,506	402,506
Income (loss) before income tax	$(704)	$69,136	$9,534	$11	$243,857	$321,834

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Nine Months Ended September 30, 2021:
Rental and other property revenues	$2,006	$90,176	$9,783	$3,863	$17,287	$123,115
Property operating expenses	1,737	30,461	3,251	3,825	12,226	51,500
Other operating expenses not allocated to segments (3)	—	—	—	—	85,627	85,627
Total operating expenses	1,737	30,461	3,251	3,825	97,853	137,127
Proportionate property net operating income (loss)	269	59,715	6,532	38	(80,566)	(14,012)
Other items included in income before income tax (4)	—	—	—	—	333	333
Income (loss) before income tax	$269	$59,715	$6,532	$38	$(80,233)	$(13,679)
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
(4)
Other items included in Income before income tax benefit consist primarily of interest expense, gain on our interest rate options, gain on sale of Real Estate, lease modification income and mezzanine investment income, net.

Net real estate and non-recourse property debt, net, of our segments as of September 30, 2022 and December 31, 2021, were as follows (in thousands):

	Development and Redevelopment	Operating	Other	Corporate(1)	Total
As of September 30, 2022:
Buildings and improvements	$378,117	$671,670	$198,218	$—	$1,248,005
Land	226,738	259,033	153,501	—	639,272
Total real estate	604,855	930,703	351,719	—	1,887,277
Accumulated depreciation	(1,426)	(459,722)	(55,709)	—	(516,857)
Net real estate	$603,429	$470,981	$296,010	$—	$1,370,420

Non-recourse property debt and construction loans, net	$170,939	$743,001	$26,469	$—	$940,409

	Development and Redevelopment	Operating	Other	Corporate(1)	Total
As of December 31, 2021:
Buildings and improvements	$202,367	$675,269	$196,853	$182,725	$1,257,214
Land	82,325	259,033	153,501	39,426	534,285
Total real estate	284,692	934,302	350,354	222,151	1,791,499
Accumulated depreciation	(1,426)	(444,324)	(41,841)	(73,524)	(561,115)
Net real estate	$283,266	$489,978	$308,513	$148,627	$1,230,384

Non-recourse property debt, net	$36,218	$428,308	$—	$182,181	$646,707
(1)
During the nine months ended September 30, 2022, certain properties were sold or reclassified as Held for Sale, and therefore are not included in our segment balance sheets, as of September 30, 2022. We added a new Corporate segment to this table for presentation purposes to display these assets and the associated debt as of December 31, 2021.

In addition to the amounts disclosed in the tables above, as of September 30, 2022 the Development and Redevelopment segment right-of-use lease assets and lease liabilities aggregated to $95.5 million and $98.5 million, respectively, and as of December 31, 2021, aggregated to $429.8 million and $435.1 million, respectively. As of September 30, 2022, right-of-use lease assets and lease liabilities primarily relate to our investments in Upton Place and Oak Shore. As described in Note 9, we entered into termination agreements to cancel our leases on North Tower of Flamingo Point, 707 Leahy, The Fremont, and Prism on September 1, 2022. Consequently, during the period ended September 30, 2022, we wrote off $326.1 million and $337.3 million right-of-use lease assets and lease liability, respectively.
Note 11 – Financing Activities

Our outstanding indebtedness as of September 30, 2022 includes the following borrowings that closed during the nine months ended September 30, 2022 (in thousands):

	Loan Amount	Balance at September 30, 2022	Contractual Interest Rate	Maturity Date
Variable-Rate:
Variable property loans	$100,000	$100,000	Multiple (1)	Multiple (1)

Construction loan	$23,000	$1	One-Month SOFR+ 4.41% (min 5.56%)	June 2025 (2)
Fixed-Rate:
Non-recourse property loans	$574,700	$574,700	4.63%	Multiple (3)
(1)
Includes two variable rate property loans for $60.0 million and $40.0 million, respectively. The $60.0 million loan has an original maturity date of August 2024, with an option to extend the loan term one additional year to August 2025. Total debt issuance costs for this loan of approximately $1.5 million have been deferred, and this loan bears an interest rate based on the One-Month SOFR plus a 6.75% spread with an all in minimum interest rate of 8.00%. The $40.0 million loan has an original maturity date of January 2024, with two options to extend the loan term for six month periods to July 2024 and January 2025. This loan bears an interest rate based on One-Month SOFR plus a 6.45% spread with an all in minimum interest rate of 6.50%.
(2)
The Construction Loan includes an option to extend the maturity one additional year to August 2025. Total debt issuance costs of approximately $1.2 million have been deferred.
(3)
Includes 14 long term, fixed rate, non-recourse property loans with a weighted-average term of 9.4 years and a weighted average interest rate of 4.63%. Total debt issuance costs of approximately $5.4 million have been deferred.

Note 12 – Subsequent Events

In October 2022, we entered into an $81.3 million non-recourse property loan with an initial term of 36 months, extendable for two additional one year periods, and with an interest rate based on the sum of the One-Month Term SOFR plus a spread of 4.5%, subject to a minimum all-in interest rate of 6.0%. Concurrently, we paid a $1.5 million premium to enter an $81.3 million notional amount interest rate cap agreement, which caps the One-Month Term SOFR at 3.5%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report on Form 10-Q contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding: the ongoing relationship between Aimco and AIR (the “Separate Entities”) following the Separation; the impact of the COVID-19 pandemic, including on our ability to maintain current or meet projected occupancy, rental rate and property operating results; the effect of acquisitions, dispositions, developments, and redevelopments; including our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our development and redevelopment investments; expectations regarding sales of our apartment communities and the use of proceeds thereof; the availability and cost of corporate debt; and our ability to comply with debt covenants, including financial coverage ratios; and the outcome and consequences of the current proxy contest with Land & Buildings Capital Growth, L.P.("Land & Buildings").

These forward-looking statements are based on management’s judgment as of this date, which is subject to risks and uncertainties that could cause actual results to differ materially from our expectations, including, but not limited to: the effects of the coronavirus pandemic on Aimco’s business and on the global and U.S. economies generally, and the ongoing, dynamic and uncertain nature and duration of the pandemic, geopolitical events which may adversely affect the markets in which our securities trade, and other macroeconomic conditions, including, among other things, supply chain challenges and rising interest rates, all of which heightens the impact of the other risks and factors described herein, and the impact on entities in which Aimco holds a partial interest, including its indirect interest in the partnership that owns Parkmerced Apartments, and the impact of coronavirus related governmental lockdowns on Aimco’s residents, commercial tenants, and operations; real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location and quality of competitive new housing supply; the timing and effects of acquisitions, dispositions, developments and redevelopments; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; supply chain disruptions, particularly with respect to raw materials such as lumber, steel, and concrete; financing risks, including the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of real estate presently or previously owned by Aimco; the relationship between Aimco and Separate Entities after the Separation; the ability and willingness of the Separate Entities and their subsidiaries to meet and/or perform their obligations under the contractual arrangements that were entered into among the parties in connection with the Separation and any of their obligations to indemnify, defend and hold the other party harmless from and against various claims, litigation and liabilities; and the ability to achieve some or all the benefits that we expect to achieve from the Separation; the outcome and consequences of activist stockholders on our business; and such other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

Our value proposition includes our:

•
Platform, consisting of a cohesive and talented leadership team with an average Aimco tenure of over 10 years and nearly 20 years of diverse real estate industry experience combined with a disciplined and proven investment process;
•
Diversified portfolio, consisting of high-performing in-process value-add investments, a deep pipeline that has nearly tripled since the Separation with a total potential of more than 15 million square feet, alternative investments, and a portfolio of stabilized real estate to provide risk management and produce predictable cash flow; and
•
Capital redeployment plan of reallocating our equity to higher returning investments and prudent recycling of capital.

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

From time to time, we expect to allocate a limited/small portion of our capital to passive debt and equity investments, both directly and indirectly. We may also utilize our established platform and existing relationships to generate fees through service offerings.

We have policies in place that support our strategy, guide our investment allocations, and manage risk, including to hold at all times a sizeable portion of our net equity in a diversified portfolio of “Core” and “Core-Plus” assets and before starting a project, require cash or committed credit necessary for completion.

Given our stated strategy, it is expected that at any point in time the value-creation process will be ongoing at numerous of our investments. Over time, we expect the Aimco enterprise to produce superior returns on equity on a risk-adjusted basis and it is our plan to do so by:

•
Benefiting from a platform that leverages local and regional expertise

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

•
Managing and investing in value-add and opportunistic real estate

Our dedicated team will source and execute development and redevelopment projects, and various other direct investment strategies. The Aimco development and redevelopment portfolio currently includes $0.6 billion of projects in construction and lease-up. In addition, since the Separation, our team has secured significant, high-quality, future development opportunities, more than tripling Aimco’s controlled pipeline to a total potential of more than 15 million square feet, located in high-growth markets. Generally, we seek direct investment opportunities in locations where barriers to entry are high, target customers can be clearly defined and where we have a comparative advantage over others in the market.

•
Owning a portfolio of stabilized core and core plus real estate

Our entire portfolio of operating properties includes 26 apartment communities (22 consolidated properties and four unconsolidated properties) with average rents in line with local market averages (generally defined as B class). We also own one commercial office building that is part of an assemblage with an adjacent apartment building. The target composition of our stabilized portfolio will continue to include primarily B multifamily assets, spread across a geographically diversified portfolio and with a bias toward long established residential neighborhoods that rank highly in regard to schools, employment fundamentals and state and regional governance. Core-Plus opportunities offer the opportunity for incremental capital investment while maintaining stabilized cashflow to accelerate income growth and improve asset values.

•
Managing and investing in other alternative investments

We expect to allocate a limited portion of our capital to passive debt and equity investments, both directly and at the entity level when warranted by risk adjusted returns. Our current allocation to alternative investments includes: our indirect interest mezzanine loan to the Parkmerced partnership which owns 3,165 apartment homes and future development rights in San Francisco, California, and our passive equity investments in IQHQ, Inc. (“IQHQ”), a privately held life sciences real estate development company, and in property technology funds consisting of entities that develop technology related to the real estate industry.

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

The results from the execution of our business plan during the three and nine months ended September 30, 2022 are further described below.

Financial Results and Recent Highlights

•
Net income per share attributable to Aimco, on a fully dilutive basis, was $0.19 for the three months ended September 30, 2022, compared to a loss of ($0.03) for the three months ended September 30, 2021, due primarily to gains related to dispositions of real estate. Net income per share attributable to Aimco, on a fully dilutive basis was $1.81 for the nine months ended September 30, 2022, compared to a loss of ($0.03) for the nine months ended September 30, 2021, due primarily to lease modification income and gains related to the dispositions of real estate.
•
For the three months ended September 30, 2022, revenue and net operating income from our Operating Properties were up 11.5% and 17.5%, respectively, year over year, with average monthly revenue per apartment home of $2,173, up $261 year over year, and average daily occupancy of 96.0%, down 190 basis points year over year.
•
In September 2022, we as lessee and AIR as lessor, closed the previously announced $669 million lease termination transaction with respect to four leases entered into on January 1, 2021 that pertained to our North Tower of Flamingo Point, 707 Leahy, The Fremont, and Prism properties. This transaction terminated the four leases on September 1, 2022 eliminating $469 million of obligations related to the four leased properties. In exchange we received a payment of $200 million. Our execution in the development and lease-up of these assets resulted in more than $100 million of realized value creation (net of costs) for Aimco shareholders.
•
In July 2022, we paid $147.0 million to complete the prepayment of the $534.1 million of Notes Payable to AIR.
•
In July and August 2022, we closed on the sales of two apartment communities, exiting the greater Seattle market for $122.0 million.

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

We currently have four active development and redevelopment projects, located across four U.S. markets, in varying phases of construction and lease-up. These projects remain on track, as measured by budget, lease-up metrics, and current market valuations. During the three and nine months ended September 30, 2022, we invested $60.6 million and $188.9 million respectively, in development and redevelopment activities. Updates include:

•
As of September 30, 2022, at The Hamilton in Miami, Florida, leasing of units ahead of initial occupancy progressed with 83 units pre-leased.
•
Construction remains on schedule and on budget at Upton Place in Northwest Washington, D.C., the Benson Hotel and Faculty Club on the Anschutz Medical Campus in Aurora, Colorado and at our single-family home development project, Oak Shore, in Corte Madera, California.

•
As previously announced, following the successful development and lease-up of 707 Leahy in Redwood City, California, Prism in Cambridge, Massachusetts, North Tower of Flamingo Point in Miami Beach, Florida, and The Fremont on the Anschutz Medical Campus in Aurora, Colorado, Aimco and AIR entered an agreement that cancelled our leasehold interest in each property on September 1, 2022. The transaction was completed on schedule at a combined asset value of $669 million. We received $200 million, resulting in value creation, net of costs, of approximately $100 million, which was realized about 18 months sooner than originally anticipated.

Alternative Investments

Aimco makes alternative investments where it has special knowledge or expertise relevant to the venture and opportunity exists for positive asymmetric outcomes. Aimco's current alternative investments include a mezzanine loan secured by a stabilized multifamily property with an option to participate in future multi-family development as well as three passive equity investments. Updates include:

•
The borrower on our $362.8 million mezzanine loan, which is secured by the Parkmerced stabilized multifamily property plus phases two through nine of the site's future development opportunity, remains current on its first mortgage obligations. Due to the relative size of our investment and alternative accretive uses of capital, we initiated a marketing effort in July 2022 to explore opportunities to monetize all or a portion of our investment. Increased uncertainty within financial markets has led us to extend the timeline for this process and its execution.

Investment Activity

Aimco is focused on development and redevelopment, funded through our joint ventures. Aimco will also consider opportunistic investments in related activities. Updates include:

•
As previously announced, in July and August 2022, Aimco closed on the purchase of two development parcels, completing the assemblage it contracted to acquire, for $100 million, in February 2022. The nine-acre assemblage is located in the rapidly growing Flagler Village neighborhood of Fort Lauderdale, Florida, and allows for approximately three million square feet of phased, mixed-use development, which could contain up to 1,500 residential units, more than 300 hotel keys, and more than 100,000 square feet of retail space at full build-out.

Operating Property Results

Aimco owns a diversified portfolio of stabilized apartment communities located in eight major U.S. markets with average rents in line with local market averages. We also own a commercial office building that is part of an assemblage with an adjacent apartment building.

Highlights for the three months ended September 30, 2022 include:

•
Revenue in the third quarter of 2022 was $34.7 million, up 11.5% year over year, resulting from a $261 increase in average monthly revenue per apartment home to $2,173, offset with a 190-basis point decrease in Average Daily Occupancy to 96.0%.
•
Expenses in the third quarter of 2022 were $10.2 million, down 0.8% year over year.
•
Net operating income in the third quarter of 2022 was $24.5 million, up 17.5% year-over-year.
•
1001 Brickell Bay Drive, a waterfront office building in Miami, Florida, is owned as part of a larger assemblage with substantial development potential. In the nine months ended September 30, 2022, we executed leases on over 76,000 square feet of office space, at rates per square foot 15% higher than leases executed in the nine months ended September 30, 2021. As of September 30, 2022, the building was 84% occupied, up from 73% at the same time last year.

Balance Sheet and Financing Activity

We are highly focused on maintaining a strong balance sheet, including having at all times ample liquidity. As of September 30, 2022, we had access to $375.4 million in liquidity, including $206.3 million of cash on hand, $19.1 million of restricted cash, and the capacity to borrow up to $150.0 million on our revolving credit facility. Refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

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

Three and Nine Months Ended September 30, 2022 compared with the Three and Nine Months Ended September 30, 2021

Net income increased by $34.5 million and by $281.3 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, as described more fully below.

Property Results

As of September 30, 2022, our Development and Redevelopment segment included four properties that were under construction. Our Operating segment included 21 communities with 5,582 apartment homes, and our Other segment included our recent Eldridge Townhomes acquisition, and one office building.

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

Proportionate Property Net Operating Income

The results of our segments for the three months ended September 30, 2022 and 2021, as presented below, are based on segment classifications as of September 30, 2022:

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$123	$256	$(133)	(52.0%)
Operating	34,691	31,126	3,565	11.5%
Other	4,241	3,459	782	22.6%
Total	39,055	34,841	4,214	12.1%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	336	472	(136)	(28.8%)
Operating	10,220	10,301	(81)	(0.8%)
Other	1,264	1,124	140	12.5%
Total	11,820	11,897	(77)	(0.6%)
Proportionate property net operating income:
Development and Redevelopment	(213)	(216)	3	(1.4%)
Operating	24,471	20,825	3,646	17.5%
Other	2,977	2,335	642	27.5%
Total	$27,235	$22,944	$4,291	18.7%

For the three months ended September 30, 2022, compared to the same period in 2021:

•
Development and Redevelopment proportionate property net operating income decreased from the amounts presented in our Form 10-Q dated June 30, 2022, due to the termination of the four initial leases.
•
Operating proportionate property net operating income increased by $3.6 million, or 17.5%. The increase was attributable primarily to a $3.6 million, or 11.5% increase in rental and other property revenues due to higher average revenues of $261 per apartment home, offset with a 190-basis point decrease in occupancy.
•
Other proportionate property net operating income increased by $0.6 million, or 27.5%.

The results of our segments for the nine months ended September 30, 2022 and 2021, as presented below, are based on segment classifications as of September 30, 2022:

	Nine Months Ended September 30,		Historical Change
(in thousands)	2022	2021	$	%
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$204	$2,006	(1,802)	(89.8%)
Operating	100,052	90,176	9,876	11.0%
Other	13,619	9,783	3,836	39.2%
Total	113,875	101,965	11,910	11.7%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	908	1,737	(829)	(47.7%)
Operating	30,916	30,461	455	1.5%
Other	4,085	3,251	834	25.7%
Total	35,909	35,449	460	1.3%
Proportionate property net operating income:
Development and Redevelopment	(704)	269	(973)	(100.0%)
Operating	69,136	59,715	9,421	15.8%
Other	9,534	6,532	3,002	46.0%
Total	$77,966	$66,516	$11,450	17.2%

For the nine months ended September 30, 2022, compared to the same period in 2021:

•
Development and redevelopment proportionate property net operating income decreased by $1.0 million, due primarily to the major redevelopment of The Hamilton. Development and redevelopment proportionate property net operating income decreased in the third quarter due to the termination of the four leases.
•
Operating proportionate property net operating income increased by $9.4 million, or 15.8%. The increase was attributable primarily to a $9.9 million, or 11.0% increase in rental and other property revenues due to higher average revenues of $210 per apartment home, offset with a 30-basis point decrease in occupancy.

•
Other proportionate property net operating income increased by $3.0 million, or 46.0%.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include property management costs, casualty losses, and, if applicable, the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance.

Depreciation and Amortization

For the three and nine months ended September 30, 2022, depreciation and amortization expense increased by $63.7 million, or 100%, and $80.4 million, or 100%, respectively, when compared to the same periods in 2021, primarily due to accelerated depreciation recognized relating to the lease termination transaction in the amount of $69.9 million and $85.7 million for the three and nine months ended September 30, 2022, respectively.

General and Administrative Expenses

For the three months ended September 30, 2022, general and administrative expenses increased by $1.9 million, or 21.9% compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, general and administrative expenses increased by $6.7 million, or 29.6% compared to the nine months ended September 30, 2021. General and administrative expenses incurred for the three and nine months ended September 30, 2021 were prior to the full build out of our platform and are not representative of what we believe our anticipated expenses will be going forward. Additionally, for three and nine months ended September 30, 2022 and 2021, general and administrative expenses included $1.7 million and $4.6 million of expenses, respectively, to be reimbursed to AIR, per agreement upon separation, for consulting services with respect to strategic growth, direction, and advice. This agreement will conclude at year end.

Interest Expense

For the three and nine months ended September 30, 2022, compared to the same periods in 2021, interest expense decreased by $3.0 million, or 23.4%, and increased by $27.9 million, or 73.4%, respectively. The quarterly decrease of $3.0 million was due primarily to repayment and refinancing activity. The year to date increase of $27.9 million was due primarily to spread maintenance costs related to prepayment of the Notes Payable to AIR and other debt, the refinancing of certain property debt, and the payoff of a construction loan.

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

As of September 30, 2022 and December 31, 2021, the total receivable, including accrued and unpaid interest, was $362.8 million and $337.8 million, respectively. During the three and nine months ended September 30, 2022, we recognized $8.4 million and $25.0 million, respectively, of income in connection with the mezzanine loan, compared to $7.6 million and $22.7 million during the three and nine months ended September 30, 2021, respectively.

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

Realized and Unrealized Gains (Losses) on Interest Rate Options

We recorded unrealized gains of $7.5 million and $38.3 million, respectively, during the three and nine months ended September 30, 2022, compared to unrealized gains of $2.2 million and $10.6 million during the three and nine months ended September 30, 2021, respectively. In addition, we recorded realized gains of $1.7 million and $9.7 million during the three and nine months ended September 30, 2022.

Realized and Unrealized Gains (Losses) on Equity Investments

In June 2022, 22% of our original investment in IQHQ was redeemed for $16.5 million and we recognized a realized gain of $5.7 million. Our remaining investment in IQHQ with a cost basis of $39.2 million was valued at an estimated fair market value of $59.7 million, and a $20.5 million unrealized gain was recognized.at the same per share value as the cash redemption.

We measure our investments in property technology funds at NAV as a practical expedient. As a result of changes in NAV, we recorded unrealized losses of $2.2 million and $6.0 million, respectively, during the three and nine months ended September 30, 2022, compared to unrealized gains of $1.2 million and $2.1 million during the three and nine months ended September 30, 2021.

Gains on Dispositions of Real Estate

In July and August 2022, we sold our Cedar Rim and 2900 on First properties located in Seattle, Washington, for a total gross sales price of $122.0 million and recognized gains from the sales of $75.5 million.

In May 2022, we sold our Pathfinder Village property located in Fremont, California, for a gross sales price of $127.0 million and recognized a gain from the sale of $94.6 million.

Lease Modification Income

In June 2022, we as lessee and AIR as lessor, entered into a lease termination agreement pursuant to which AIR paid us a termination payment on September 1, 2022. Upon receipt of this payment, the leases with respect to four properties were terminated, and we relinquished control of the associated leasehold improvements and underlying land of these four properties. The total lease modification income recognized for the nine months ended September 30, 2022 was $207.0 million.

Other Income (Expense), Net

Other income (expense), net, includes costs associated with our risk management activities, partnership administration expenses, valuation changes associated with equity investments, fee income, and certain non-recurring items. Other income (expense), net, for the three months ended September 30, 2022 decreased by $0.8 million, or 100.0%, compared to the three months ended September 30, 2021. Other income (expense), net, for the nine months ended September 30, 2022, decreased by $4.7 million, or 100.0% compared to 2021.

Income Tax Benefit (Expense)

Certain aspects of our operations, including our development and redevelopment activities, are conducted through taxable REIT subsidiaries, or TRS entities. Additionally, our TRS entities hold investments in one of our apartment communities and 1001 Brickell Bay Drive.

Our income tax benefit calculated in accordance with GAAP includes income taxes associated with the income or loss of our TRS entities. Income taxes, as well as changes in valuation allowance and incremental deferred tax items in conjunction with intercompany asset transfers and internal restructurings (if applicable), are included in income tax benefit (expense) in our Condensed Consolidated Statements of Operations.

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and gains retained by the REIT. For the three and nine months ended September 30, 2022, we had consolidated net loss and income subject to tax of $75.6 million and $91.0 million, respectively. For the three and nine months ended September 30, 2021, we had consolidated net losses subject to tax of $7.9 million and $26.4 million, respectively.

For the three months ended September 30, 2022, we recognized income tax benefit of $17.6 million compared to a $2.0 million benefit during the same period in 2021. The change is primarily due to the GAAP income taxes associated with the lease modification depreciation expense recognized in the third quarter of 2022.

For the nine months ended September 30, 2022, we recognized income tax expense of $24.3 million compared to a $9.9 million benefit during the same period in 2021. The change is primarily due to the GAAP income taxes associated with the net lease modification income recognized in 2022.

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

The reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2022 and 2021, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$34,173	$(4,846)	$297,496	$(3,798)
Adjustments:
Interest expense	9,719	12,680	65,865	37,995
Income tax (benefit) expense	(17,563)	(2,021)	24,338	(9,881)
Gains on dispositions of real estate	(75,539)	—	(170,004)	—
Lease modification income	(1,577)	—	(206,963)	—
Depreciation and amortization	85,438	21,709	143,420	63,065
Adjustment related to EBITDAre of unconsolidated partnerships	253	225	768	655
EBITDAre	$34,904	$27,747	$154,920	$88,036
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(2,907)	(127)	(5,446)	(41)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(240)	(296)	(585)	(862)
EBITDAre adjustments attributable to noncontrolling interests	(93)	177	(325)	(54)
Mezzanine investment income, net (1)	(8,423)	(7,636)	(24,990)	(22,654)
Realized and unrealized (gains) losses on interest rate options	(9,209)	(2,231)	(48,005)	(10,608)
Unrealized (gains) losses on IQHQ investment	—	—	(20,501)	—
Adjusted EBITDAre	$14,032	$17,634	$55,068	$53,817

(1) Includes the portion of accrued and unpaid income recognized during the year

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary sources of liquidity are cash flows from operations and borrowing capacity under our loan agreements.

As of September 30, 2022, our available liquidity was $375.4 million, which consisted of:

•
$206.3 million in cash and cash equivalents; and
•
$19.1 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance; and
•
$150.0 million of available capacity to borrow under our revolving secured credit facility.

We have commitments for, and expect to spend, approximately $152.1 million on development and redevelopment projects underway, with $211.2 million undrawn on our construction loans as of September 30, 2022. The initial allocation to our Edgewater joint venture and DC joint ventures have remaining unfunded commitments of $14.2 million. We also have unfunded commitments in the amount of $2.7 million related to four investments in entities that develop technology for the real estate industry. Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, and future investments. Additionally, our third-party property managers may enter into commitments on our behalf to purchase goods and services in connection with the operation of our apartment communities and our office building. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to historical levels.

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

As of September 30, 2022, 81% of our outstanding debt had a fixed interest rate and 19% had a variable interest rate. The weighted-average interest rate on our non-recourse debt was 4.86%, and the average remaining term to maturity was 7.2 years. At quarter end, Aimco had interest rate cap protection in place for 100% of its variable interest rate debt. Aimco's use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates.

While our primary source of leverage is property-level debt, we also have a secured $150.0 million credit facility with a syndicate of financial institutions, and construction loans. As of September 30, 2022, we had no outstanding borrowings under our revolving secured credit facility. Under our revolving secured credit facility, we have agreed to maintain a fixed charge coverage ratio of 1.25X minimum tangible net worth of $625.0 million, and maximum leverage of 60.0% as defined in the credit agreement. We are currently in compliance and expect to remain in compliance with these covenants during the next twelve months.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1 of this report.

Operating Activities

For the nine months ended September 30, 2022, net cash provided by operating activities was $228.3 million. Our operating cash flow is primarily affected by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment communities and general and administrative costs. Cash provided by operating activities for the nine months ended September 30, 2022, increased by $206.2 million compared to the same period ended in 2021 due to timing of balance sheet position changes.

Investing Activities

For the nine months ended September 30, 2022, our net cash used in investing activities of $83.0 million consisted primarily of capital expenditures of $184.0 and $130.1 million of cash used to acquire undeveloped land parcels in Fort Lauderdale, Florida, offset by $243.1 million of proceeds received from the disposition of our properties located in Fremont, California and Seattle, Washington.

Total capital additions were $184.0 million and $134.9 million during the nine months ended September 30, 2022 and 2021, respectively, and were primarily used for construction costs on our development and redevelopment properties. We have generally funded capital additions with available cash, cash provided by operating activities, and construction loans.

We exclude the amounts of capital spending related to commercial spaces and to apartment communities sold or classified as held for sale at the end of the period from the foregoing measures. We have also excluded from these measures indirect capitalized costs, which are not yet allocated to communities with capital additions, and their related capital spending categories.

Financing Activities

For the nine months ended September 30, 2022, our net cash used in financing activities of $164.4 million consisted primarily of the $534.1 million payoff of the Notes Payable to AIR, $284.6 million to retire property debt and the $138.4 million paydown of construction loans, offset by $674.7 million in cash raised from the issuance of new property debt and a $102.0 million redeemable noncontrolling interest preferred equity contribution from an institutional partner.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $158.6 million primarily due to $142.3 million of proceeds received from construction loans undertaken.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our chief market risks are refunding risk, that is the availability of property debt or other cash sources to refund maturing property debt, and repricing risk, that is the possibility of increases in base interest rates and credit risk spreads. We use long-dated, fixed-rate, non-recourse property debt in order to avoid the refunding and repricing risks of short-term borrowings. We use working capital primarily to fund short-term uses. We make limited use of derivative financial instruments primarily to mitigate repricing risk, and we do not use them for trading or other speculative purposes.

As of September 30, 2022, on a consolidated basis, we had approximately $91.9 million of variable-rate property-level debt outstanding in addition to three variable rate construction loans that totaled $86.7 million. We estimate that a change in variable rates of 100 basis points with constant credit risk spreads would reduce or increase interest expense by approximately $1.8 million. This risk is mitigated by Aimco's use of interest rate caps, which as of September 30, 2022, provided protection for 100% of its variable interest rate debt. Aimco's use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and Aimco's view on forecasted interest rates.

As of September 30, 2022, we held interest rate swaps and caps with $1.7 billion notional value that provide protection through June 2025. These instruments were acquired for $15.7 million and are currently valued at $61.3 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes from the risk factors in Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021, except as discussed below. We may disclose changes to such factors or disclose additional factors from time to time in our filings with the SEC.

Activist Shareholders

On September 8, 2022, Land & Buildings Capital Growth Fund, LP, nominated three individuals to stand for election as directors at the Company’s 2022 annual meeting of stockholders in opposition to the three nominees recommended by the Board. On September 30, 2022, Land & Buildings withdrew one of its nominees.

While we strive to maintain constructive, ongoing communications with all of our stockholders, and welcome their views and opinions with the goal of enhancing value for all stockholders, activist stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on the Board and management. Responding to proposals by activist stockholders may and responding to a proxy contest instituted by stockholders would, require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by the Board and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of the Board or senior management team arising from proposals by activist stockholders or a proxy contest could lead to the perception of a change in the direction of our business or instability which may be exploited by our competitors, result in the loss of potential business opportunities, and make it more difficult to pursue our strategic initiatives or attract and retain qualified personnel and business partners, any of which could have an adverse effect, which may be material, on our business and operating results and could result in volatility in the trading prices of our common stock. We may choose to initiate, or may become subject to, litigation as a result of proposals by activist stockholders or proxy contests or matters relating thereto, which would serve as a further distraction to the Board and management and could require us to incur significant additional costs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Aimco

Unregistered Sales of Equity Securities

From time to time, Aimco may issue shares of common stock in exchange for OP Units, defined under the Aimco Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each common OP Unit. Aimco may also issue shares of common stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended September 30, 2022, Aimco issued approximately 26,000 shares of common stock in exchange for OP Units in these transactions. Such shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Repurchases of Equity Securities

Aimco’s Board has, from time to time, authorized Aimco to repurchase shares of its outstanding common stock. As of September 30, 2022, Aimco was authorized to repurchase up to 14.9 million shares of Aimco's outstanding common stock, subject to certain customary limitations, which may be made from time to time in the open market or in privately negotiated transactions. This authorization has no expiration date.

During the three months ended September 30, 2022, we repurchased 73,444 shares of Aimco Class A common stock at a weighted-average price of $7.16 per share. During the nine months ended September 30, 2022, we repurchased 815,608 shares of our common stock at a weighted-average price of $6.06 per share.

Aimco Operating Partnership

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP Units during the three months ended September 30, 2022.

Repurchases of Equity Securities

Aimco Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than Aimco have the right to redeem their common OP Units for cash or, at our election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended September 30, 2022, approximately 26,000 common OP Units were redeemed in exchange for shares of Common Stock. During the same period, approximately 12,000 common OP Units were redeemed in exchange for cash at an average price per unit of $6.57.

Dividend and Distribution Payments

As a REIT, Aimco is required to distribute annually to holders of shares of its Common Stock at least 90.0% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. Aimco’s Board determines and declares its dividends. In making a dividend determination, Aimco’s Board considers a variety of factors, including REIT distribution requirements; current market conditions; liquidity needs; and other uses of cash, such as deleveraging and accretive investment activities. On September 30, 2022, we paid a special cash dividend of $0.02 per share to shareholders of record on September 14, 2022.

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

101

The following materials from Aimco’s and Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of equity and partners’ capital; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: November 7, 2022