Form 10-K
period 2022-12-31
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2023-02-27
CIK 922864, 1820878

-FN6 - VIE's

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Apartment Investment and Management Company: Yes ☐ No ☒	Aimco OP L.P.: Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock of Apartment Investment and Management Company held by non-affiliates of Apartment Investment and Management Company was approximately $1.0 billion based upon the closing price of $6.40 on June 30, 2022.

As of February 24, 2023, there were 149,925,165 shares of Class A common stock ("Common Stock") outstanding.

Documents Incorporated by Reference

EXPLANATORY NOTE

Apartment Investment and Management Company ("Aimco" or "the Company"), a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. On December 15, 2020, Aimco completed the separation of its business into two, separate and distinct, publicly traded companies, Aimco and Apartment Income REIT Corp. (“AIR”). The separation was effected by way of a pro rata distribution, in which stockholders of Aimco received one share of Class A common stock of AIR for every one share of Class A common stock of Aimco held as of the close of business on December 5, 2020. Apartment Income REIT, L.P. (“AIR Operating Partnership”), formerly known as “Aimco Properties, L.P.” until July 7, 2021, also completed a pro rata distribution of all of the outstanding common limited partnership units of Aimco OP L.P. ("Aimco Operating Partnership" and such units, "OP Units") to holders of AIR Operating Partnership common limited partnership units and AIR Operating Partnership Class I High Performance partnership units as of the close of business on December 5, 2020. The transactions described in this paragraph are collectively referred to as the “Separation” and are governed by the terms of the Separation and Distribution Agreement (the “Separation Agreement”).

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

Aimco, through a wholly-owned subsidiary, is the general partner and directly is the special limited partner of Aimco Operating Partnership. As of December 31, 2022, Aimco owned 92.6% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.9% of the economic interest in Aimco Operating Partnership. The remaining 7.4% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

Aimco Operating Partnership holds all of Aimco's assets and manages the daily operations of Aimco's business. Pursuant to the Aimco Operating Partnership agreement, Aimco is required to contribute to Aimco Operating Partnership all proceeds from the offerings of its securities. In exchange for the contribution of such proceeds, Aimco receives additional interests in Aimco Operating Partnership with similar terms (e.g., if Aimco contributes proceeds of a stock offering, Aimco receives partnership units with terms substantially similar to the stock issued by Aimco).

This filing combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2022, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. As used herein and except as the context otherwise requires, “we,” “our,” and “us” refer to Aimco, Aimco Operating Partnership and their consolidated subsidiaries, collectively.

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

Equity, partners’ capital, and noncontrolling interests are the main areas of difference between the consolidated financial statements of Aimco and those of Aimco Operating Partnership. Interests in Aimco Operating Partnership held by entities other than Aimco, are classified within partners’ capital in Aimco Operating Partnership’s consolidated financial statements and as noncontrolling interests in Aimco’s consolidated financial statements.

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP, L.P.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2022

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding: the ongoing relationship between Aimco and AIR (the "Separate Entities") following the Separation; adverse economic and geopolitical conditions, including as a result of the COVID-19 pandemic, which negatively impact our operations, including on our ability to maintain current or meet projected occupancy, rental rate and property operating results; the effect of acquisitions, dispositions, developments, and redevelopments; including our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our development and redevelopment investments; expectations regarding sales of our apartment communities and the use of proceeds thereof; the availability and cost of corporate debt; and our ability to comply with debt covenants, including financial coverage ratios.

These forward-looking statements are based on management’s judgment as of this date, which is subject to risks and uncertainties that could cause actual results to differ materially from our expectations, including, but not limited to: the effects and duration of the COVID-19 pandemic, geopolitical events which may adversely affect the markets in which our securities trade, and other macro-economic conditions , including, among other things, supply chain challenges, rising interest rates and inflation, all of which heightens the impact of the other risks and factors described herein, and the impact on entities in which we hold a partial interest, including its indirect interest in the partnership that owns Parkmerced Apartments; real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location and quality of competitive new housing supply; the timing and effects of acquisitions, dispositions, developments and redevelopments; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; supply chain disruptions, particularly with respect to raw materials such as lumber, steel, and concrete; financing risks, including the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently owned by us; the relationship between the Separate Entities after the Separation; the ability and willingness of the Separate Entities and their subsidiaries to meet and/or perform their obligations under any contractual arrangements that were entered into among the parties in connection with the Separation and any of their obligations to indemnify, defend and hold the other party harmless from and against various claims, litigation and liabilities; and the ability to achieve some or all the benefits that we expect to achieve from the Separation; and such other risks and uncertainties described from time to time in filings by the Separate Entities with the Securities and Exchange Commission (“SEC”).

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

PART I

ITEM 1. BUSINESS

The Company

Aimco, a Maryland corporation incorporated on January 10, 1994, is a self-administered and self-managed real estate investment trust (“REIT”). Aimco is, through a wholly-owned subsidiary, the general and special limited partner of Aimco Operating Partnership, a Delaware Limited Partnership. Aimco conducts all of its business and owns all of its assets through Aimco Operating Partnership.

On December 15, 2020, we completed the Separation, creating two separate and distinct, publicly traded companies, Aimco and AIR. Additional information regarding the Separation is contained in the Explanatory Note.

Please refer to Note 15 to the consolidated financial statements in Item 8 for discussion regarding our business segments.

Executive Overview

Our mission is to make real estate investments, primarily focused on the multifamily sector within targeted U.S. markets, where outcomes are enhanced through our human capital and substantial value is created for investors, teammates, and the communities in which we operate.

Our value proposition includes our:

•
Platform, consisting of a cohesive, talented, and tenured team with diverse real estate industry experience combined with a disciplined and proven investment process;
•
Diversified portfolio, consisting of $0.8 billion of in-process value-added investments, a deep pipeline which includes approximately 14 million square feet of potential future development, a national portfolio of stabilized multifamily real estate and select indirect and passive investments; and
•
Capital redeployment plan of prudent recycling of capital, reallocating our equity to higher returning investments.

Our primary goal is outsized risk-adjusted returns and accelerating growth for our shareholders. We are focused on providing superior total-return performance to shareholders, primarily through capital appreciation driven by accretive investment and active portfolio management over multi-year periods. We plan to reinvest earnings to facilitate growth and, therefore, do not presently intend to pay a regular quarterly cash dividend.

Our financial objectives are to create value and produce superior, project-level, risk-adjusted returns on equity as measured by the investment period Internal Rate of Return (“IRR”) and the project-level Multiple on Invested Capital (“MOIC”). We measure broader performance based on Net Asset value (“NAV”) growth over time.

Our capital allocation strategy was designed to leverage our investment platform and optimize risk-adjusted returns for our shareholders.

Aimco targets a balanced allocation which includes investments in “Value Add” and “Opportunistic” multifamily real estate, primarily located in South Florida, the Washington DC Metro Area and Colorado’s Front Range, plus investment in a geographically diversified portfolio of “Core” and “Core-Plus” apartment communities.

In addition, we currently hold select alternative assets, consisting primarily of indirect, real estate related, debt and equity investments. We plan to significantly reduce our allocation to these investments over time.

We have policies in place that support our stated strategy, guide our investment allocations, and manage risk, including to hold at all times a sizeable portion of our net equity in stabilized cash-flowing assets and to require cash or committed credit necessary for completion of development and redevelopment projects prior to their commencement.

Given our stated strategy, it is expected that at any point in time the value-creation process will be ongoing at numerous of our investments. Over time, we expect our enterprise to produce superior returns on equity on a risk-adjusted basis and it is our plan to do so by:

•
Benefiting from a national platform while leveraging local and regional expertise

We have corporate headquarters in Denver, Colorado and Washington, D.C. Our investment platform is managed by experienced professionals based in three regions, where we will focus our new investment activity: Southeast Florida and the Washington D.C. Metro Area and Colorado's Front Range. By regionalizing this platform, we are able to leverage the in-depth local market knowledge of each regional leader, creating a comparative advantage when sourcing, evaluating, and executing investment opportunities.

•
Managing and investing in value-add and opportunistic real estate

Our dedicated team will source and execute development and redevelopment projects, and various other direct investment strategies. Our development and redevelopment portfolio currently includes $0.8 billion of projects in construction and lease-up. In addition, our team has secured significant, high-quality, future development opportunities, including total potential of approximately 14 million square feet, located in high-growth markets. Generally, we seek direct investment opportunities in locations where barriers to entry are high, target customers can be clearly defined and where we have a comparative advantage over others in the market.

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

•
Managing and, over time, reducing our allocation to alternative investments

We currently hold select alternative investments the majority of which originated with Aimco Predecessor and, over time, plan to significantly reduce capital allocated to these investments. Our current allocation to alternative investments includes: our indirect interest mezzanine loan to the Parkmerced partnership which owns 3,165 apartment homes and future development rights in San Francisco, California, and our passive equity investments in IQHQ, Inc. (“IQHQ”), a privately-held life sciences real estate development company, and in property technology funds consisting of entities that develop technology related to the real estate industry.

•
Maintaining sufficient liquidity and utilizing safe financial leverage

At all times, we will guard our liquidity by maintaining sufficient cash and committed credit.

From time-to-time, we will allocate capital to financial assets designed to mitigate risks elsewhere in our enterprise. Existing examples include our option to acquire an interest rate swap designed to protect against repricing risk on our maturing liabilities and the use of rate caps to provide protection against increases in interest rates on in-place loans.

We expect to capitalize our activities through a combination of non-recourse property debt, construction loans, third-party equity, and the recycling of our equity, including retained earnings. We plan to limit the use of recourse leverage, with a strong preference towards non-recourse property-level debt in order to limit risk to our enterprise. When warranted, we plan to seek equity capital from joint venture partners to improve our cost of capital, further leverage our equity, reduce exposure to a single investment and, in certain cases, for strategic benefits.

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

Taxation

Aimco

Aimco has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its initial taxable year, and intends to continue to operate in such a manner. The Code imposes various requirements related to organizational structure, distribution levels, diversity of stock ownership, and certain restrictions with regard to owned assets and categories of income that must be met in order to continue to qualify as a REIT. If Aimco continues to qualify for taxation as a REIT, it will generally not be subject to United States federal corporate income tax on its taxable income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from an investment in a corporation.

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

Regulation

General

Apartment development is subject to various laws, ordinances, and regulations, including those concerning entitlement, building, health and safety, site and building design, environment, zoning, and sales, and similar matters apply to or affect the real estate development industry.

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

In addition, existing rent control laws, as well as future enactment of rent control or rent stabilization laws, or other laws and ordinances regulating multifamily housing, may reduce rental revenue or increase operating costs in particular markets.

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

Environmental, Social, Governance Policies

We updated our Environmental, Social, Governance ("ESG ") policies and published a Corporate Responsibility Report reflecting our ESG priorities and performance.

We remain committed to providing best-in-class living environments that mitigate risk while reducing environmental impacts and creating value. Our ESG policies are in place to guide this commitment and are applicable to all new construction, existing assets, and corporate operations. These policies are also taken into consideration when hiring suppliers and procuring materials.

Human Capital and Culture

We believe our most valuable asset is our human capital, and are committed to fostering, cultivating, and preserving a welcoming and inclusive culture for all teammates. Our success is reliant on the collective sum of individual talents.

We continuously invest in our teammates and company culture to ensure employee satisfaction, health, and well-being.

We hire and promote employees based upon their unique experiences, abilities, talents, and drive. This naturally leads to a workforce rich with diverse backgrounds and perspectives, leading to improved outcomes.

We focus on succession planning and talent development to produce a strong, stable team that is the foundation of our success. We are responsible for and implement succession planning in all leadership positions, both in the short term and the long term.

We offer benefits and support reinforcing our emphasis on the health and well-being of our teammates, including 16 weeks of paid time for parental leave to new mothers and fathers, a longstanding policy of workplace flexibility for our teammates to attend to personal and family matters during the workweek, office environments focused on natural light and ergonomic office furniture including adjustable height desks, access to Company-provided healthy snacks and drinks, paid time annually to volunteer in local communities, and a bonus structure at all levels of the organization.

We evaluate team engagement and retention and include those in our goals on which all teammates are compensated. Every teammate is surveyed annually via a third-party confidential survey. The teammate engagement score consists of the average of the responses to the questions that comprise the engagement index, on a scale of 1 to 5, for all teammates who complete the survey during the year. Our overall team engagement score for the 2022 Annual Lifecycle Surveys was 4.52, with a 91% overall response rate, compared to the target score of 4.20.

As of December 31, 2022, we had 62 full-time team members, approximately 60% performing development or transactional services with the balance managing corporate and area functions, including debt and capital market transactions, legal, finance, accounting, and other support functions. None of our employees are represented by labor unions.

In 2022, Aimco was recognized with Healthiest Employers Awards in South Florida, Washington, D.C., and Denver, ranking #1 in its category for South Florida, #2 in its category for Washington, D.C., and a top scorer in Denver's medium sized employer category. The Healthiest Employers Awards honor companies with policies and initiatives promoting the health and well-being of their employees. Healthiest Employers takes a holistic view of worksite health, evaluating the extent of leadership team buy-in, including how well they understand the needs of the employee population and how they proactively support well-being.

Available Information

Our combined Annual Report on Form 10-K, our combined Quarterly Reports on Form 10-Q, Current Reports on Form 8-K filed by us or Aimco Operating Partnership, and any amendments to any of those reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through our website at www.aimco.com. The information contained on our website is not incorporated into this Annual Report.

ITEM 1A. RISK FACTORS

The risk factors noted in this section, and other factors noted throughout this Annual Report, describe certain risks and uncertainties that could cause our actual results to differ materially from those contained in any forward-looking statement.

RISKS RELATED TO BUSINESS

Adverse economic and geopolitical conditions, health crises and dislocations in the financial and credit markets could affect our ability to collect rents and late fees from tenants, and our ability to evict tenants, in addition to having other negative effects on our business, which in turn could adversely affect our financial condition and results of operations.

Adverse economic and geopolitical conditions, local, regional, national, or international health crises and dislocations in the credit markets could negatively impact our tenants and our operations. The occurrence of regional epidemics or a global pandemic, such as COVID-19 may adversely affect our operations, financial condition, and results of operations. These conditions also may add uncertainty to operations and may cause supply chain disruptions.

The effects of the COVID-19 pandemic or another health crisis, adverse economic or geopolitical events or dislocation in the financial and credit markets have negatively impacted or would negatively impact our operations or those of entities in which we hold a partial interest, including:

•
our ability to collect rents and late fees on a timely basis or at all, without reductions or other concessions;
•
our ability to evict residents for non-payment or for other reasons;
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

Given the nature of the effects of the COVID-19, it remains challenging to predict the ultimate impact of the COVID-19 pandemic on the global economy, our residents and commercial tenants, our communities, and the operations of entities in which we hold an interest (including our economic interest in the partnership owning the “Parkmerced Apartments”), or if disruptions are likely to continue. The extent of such impact will depend on developments, such as the emergence of new COVID-19 variants. Such developments, depending on their nature, duration, and intensity, could have a material adverse effect on our operating results and financial condition. The COVID-19 pandemic also may have the effect of heightening many of the other risks described below.

We do not have control over the partnership owning the Parkmerced Apartments, the operation of which could adversely affect our financial condition and results of operations.

Our indirect interest in the partnership owning the Parkmerced Apartments is subject to certain risks, including, but not limited to, exposure to the skill and capital of the controlling party and those resulting from fluctuations in San Francisco occupancy rates, the operating disruption due to effects of COVID-19, and the current economic situation which may result in all, or a portion of the loan not being repaid. In the future, we may have situations like the Parkmerced Apartments impairment that may affect us. Such risks could have a material adverse effect on our financial condition and results of operations.

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
•
we are required to pay rent to AIR for any properties we may lease from them in accordance with the Master Leasing Agreement;
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
•
loss of a key member of a redevelopment or development team could adversely affect our ability to deliver developments and redevelopments on time and within our budget;
•
government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts may increase in the future in the form of restrictions or additional requirements on development in certain areas; and
•
environmental, social, governance and other sustainability matters and our responses to these matters could impact development.

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

Our business and financial results could be adversely affected by significant inflation, higher interest rates or deflation.

Inflation can adversely affect us by increasing costs of land, materials and labor. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on housing affordability. Rising interest rates increase the borrowing costs on new debt and could affect fair value of our investments. In an inflationary environment, our cost of capital, labor and materials can increase and the purchasing power of our cash resources can decline, which can have an adverse impact on our business or financial results.

Alternatively, a significant period of deflation could cause a decrease in overall spending and borrowing levels. This could lead to deterioration in economic conditions, including an increase in the rate of unemployment. Deflation could also cause the value of our real estate to decline. These, or other factors related to deflation, could have a negative impact on our business or financial results.

Our ability to continue to grow or maintain our pipeline of development and redevelopment opportunities may be constrained.

We source development and redevelopment opportunities through various means, including from our operating portfolio and property acquisitions. We may be unable to identify and complete acquisitions of properties compatible with our investment strategy. We may be unable to locate properties that will produce returns with a sufficient spread to our cost of capital. The inability to source opportunities could impede our growth and could have a material adverse effect on us.

Our properties are geographically concentrated in Florida, Chicago, and in the Northeast region of the United States, which makes us more susceptible to regional and local adverse economic and other conditions than if we owned a more geographically diversified portfolio.

The majority of our properties are located in Florida, Chicago, and in the Northeast region of the United States. As a result, we are particularly susceptible to adverse economic or other conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters (including earthquakes, storms, and hurricanes), potentially adverse effects of “global warming,” and other disruptions that occur in these markets (such as terrorist activity or threats of terrorist activity and other events), any of which may have a greater impact on the value of our assets or on our operating results than if we owned a more geographically diversified portfolio.

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

Additionally, we use partnerships and limited liability companies to develop some of our real estate investments. Acting through our wholly-owned subsidiaries, we typically will be the general partner or managing member in these partnerships or limited liability companies. There are, however, instances in which we may not control or even participate in management or day-to-day operations of these properties. The use of partnerships and limited liability companies involve special risks associated with the possibility that:

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

In addition, there is a variety of legislation being enacted, or considered for enactment, at the federal, state, and local level relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct buildings. Such environmental laws may affect, for example, how we manage storm water runoff, wastewater discharges, and dust; how we develop or operate properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become more costly to comply with. In addition, it is possible that some form of expanded energy efficiency legislation may be passed by the

U.S. Congress or federal agencies and certain state legislatures, which may, despite being phased in over time, significantly increase our costs of building apartment communities and the sale price to our buyers and adversely affect our sales volumes. We may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law.

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

Climate change may adversely affect our business.

To the extent that significant changes in the climate occur in areas where our properties are located, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including significant property damage to or destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. In addition, changes in federal, state and local legislation and regulations based on concerns about climate change could result in increased capital expenditures on our properties (for example, to improve their energy efficiency and/or resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our net income.

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

We rely on our property managers to manage our properties. If our property managers fail to efficiently manage our properties, tenants may not renew their leases, or we may become subject to unforeseen liabilities.

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

During the term of the Master Leasing Agreement (as amended), AIR will have a right of first offer on development and redevelopment assets that we choose to bring to market within one year following stabilization, with certain exceptions as further set forth in the Master Leasing Agreement. In addition, AIR has an additional right of first offer with respect to stabilized properties that we are under contract to purchase, with certain exceptions as further set forth in the Master Leasing Agreement. The rights of first offer held by AIR may discourage third parties from negotiating with us with respect to the sale of our real property and may limit the number of interested buyers, and further may prevent us from receiving the maximum price that we may otherwise have obtained for such properties.

There may be, or there may be the appearance of, conflicts of interest in our relationship with AIR.

There may be, or there may be the appearance of, conflicts of interest in our relationship with AIR. The Separation was designed to minimize conflicts of interest between us and AIR, and the volume of transactions with AIR has significantly decreased since the Separation. Additionally, Mr. Considine no longer serves as a director on the Aimco Board. However, there can be no assurance that such conflicts don’t exist.

Actual, potential, or perceived conflicts could give rise to investor dissatisfaction, settlements with stockholders, litigation or regulatory inquiries or enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual, or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse impact on our reputation, which could materially adversely affect our business in a number of ways, including causing a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities, and a resulting increased risk of litigation and regulatory enforcement actions.

Our business could be negatively affected as a result of the actions of activist stockholders.

Publicly traded companies have increasingly become subject to campaigns by investors advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases, or even sales of assets or the entire company. Given our stockholder composition and other factors, it is possible our stockholders or future activist stockholders may attempt to effect such changes. Responding to proxy contests and other actions by such activist stockholders or others would be costly and time-consuming, disrupt our operations and divert the attention of our Board and senior management team from the pursuit of business strategies, which could adversely affect our results of operations and financial condition. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of our board of directors (the "Board") may lead to the perception of a change in the direction of the business, instability, or lack of continuity, which may be exploited by our competitors, cause concern to our current or potential lenders, partners, or others with whom we do business, and make it more difficult to attract and retain qualified personnel.

RISKS RELATED TO OUR INDEBTEDNESS AND FINANCING

Our debt financing could result in foreclosure of our apartment communities, prevent us from making distributions on our equity, or otherwise adversely affect our liquidity.

A significant number of our assets, including apartment communities, land, and construction projects serve as collateral for our credit facility, property debt and construction loans. Our secured credit facility matures in December 2023, subject to extension options. Certain of our subsidiaries have existing secured property-level debt equal to approximately $938.5 million and construction loans of approximately $126.3 million as of December 31, 2022. Over time, we are likely to become party to additional financing arrangements, including credit facilities or other bank debt, bonds, and mortgage financing. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our communities or pay distributions required to maintain our qualification as a REIT.

In connection with such financing activities, we are subject to the risk that our cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that our indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of then-existing indebtedness. If we fail to make required payments of principal and interest on our non-recourse property debt, our lenders could foreclose on the apartment communities and other collateral securing such debt, which would result in the loss to us of income and asset value.

Disruptions in the financial markets could affect our ability to obtain financing and the cost of available financing and could adversely affect our liquidity.

Our ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets. During periods of economic uncertainty, the United States credit markets may experience significant liquidity disruptions, which may cause the spreads on debt financings to widen considerably and make obtaining financing, including, but not limited to non-recourse property debt secured by stabilized properties, construction loans, and corporate borrowings such as those under our credit facilities, more difficult. In particular, apartment borrowers have benefited from the historic willingness of the Federal National Mortgage Association (“Fannie Mae”), and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), to make substantial amounts of loans secured by multifamily properties, even in times of economic distress. These two lenders are federally chartered and subject to federal regulation, which is subject to change, making uncertain their prospects and ability to provide liquidity in a future downturn.

If our ability to obtain financing is adversely affected, we may be unable to satisfy scheduled maturities on existing financings through other sources of liquidity, which could result in a lender foreclosure on the apartment communities securing such debt and loss of income and asset value, both of which would adversely affect our liquidity.

Increases in interest rates would increase our interest expense and reduce our profitability, and the phasing out of LIBOR could adversely affect our business, operating results, and financial condition.

Our revolving secured credit facility contains a variable interest rate which may be based, in part, on LIBOR. We also have certain non-recourse property debt and construction loans that are based on variable interest rate indexes. An increase or decrease in these variable interest rate indexes would likely increase or decrease our interest expense. An increase in interest expense may affect our profitability. We have taken steps to mitigate risk associated with an increase in variable interest rate indexes with approximately 98% of our non-recourse property debt and construction loans being either fixed or hedged as of December 31, 2022.

In March 2021, the Financial Conduct Authority, which regulates LIBOR, formally announced that the publication of LIBOR was ending and confirmed that USD LIBOR-indexed rates would cease to be published after June 30, 2023. In 2018, the Alternative Reference Rates Committee identified the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative to LIBOR. The adoption of SOFR is growing, and SOFR is now a widely used index on new transactions. However, until the transition from LIBOR is complete, there are risks and uncertainty in the markets as to the adoption and implementation of alternative reference rates. At this time, it is not possible to predict the effect of this on-going transition. Certain of our debt agreements, including our revolving secured credit facility, bear interest at rates that are calculated based, in part, on LIBOR. If LIBOR ceases to exist during the term of our agreements, the documents associated with our agreements contain language to address a transition to another benchmark rate. Accordingly, the phase-out of LIBOR and any other related changes or reforms, could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results, and cash flows.

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

RISKS RELATED TO TAX LAWS AND REGULATIONS

Aimco may fail to qualify as a REIT.

If Aimco fails to qualify as a REIT, Aimco will not be allowed a deduction for dividends paid to its stockholders in computing its taxable income and will be subject to United States federal income tax at regular corporate rates. This would substantially reduce our funds available for general corporate usage or for distribution to our investors. Unless entitled to relief under certain provisions of the Code, Aimco also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT. In addition, Aimco's failure to qualify as a REIT may place us in default under our credit facilities.

We believe Aimco operates, and has since its taxable year ended December 31, 1994, operated, in a manner that enables it to meet the requirements for qualification and taxation as a REIT. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Moreover, even a technical or inadvertent mistake could jeopardize our REIT status. Aimco's continued qualification as a REIT will depend on its satisfaction of certain asset, income, investment, organizational, distribution, stockholder ownership, and other requirements on a continuing basis. Aimco's ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Aimco's compliance with the REIT annual income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for United States federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the Internal Revenue Service (the “IRS”), will not contend that our interests in subsidiaries or other issuers constitutes a violation of the REIT requirements. Moreover, future economic, market, legal, tax, or other considerations may cause Aimco to fail to qualify as a REIT, or the Board may determine to revoke its REIT status.

REIT distribution requirements limit our available cash.

As a REIT, Aimco is subject to annual distribution requirements. Aimco pays distributions, including taxable stock dividends, intended to enable Aimco to satisfy its distribution requirements. This limits the amount of cash available for other business purposes, including amounts to fund our growth. Aimco generally must distribute annually at least 90% of our “real estate investment trust taxable income,” which is generally equivalent to net taxable ordinary income, determined without regard to the dividends paid deduction and excluding any net capital gain, in order for our distributed earnings not to be subject to United States federal corporate income tax. We intend to make distributions to Aimco's stockholders to comply with the requirements applicable to REITs under the Code (which may be all cash or combination of cash and stock satisfying the requirements of applicable law). However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell apartment communities or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code.

Aimco may be subject to federal, state, and local income taxes in certain circumstances.

Even as a REIT, Aimco may be subject to United States federal income and excise taxes in various situations, such as on its undistributed income. We could also be required to pay a 100% tax on any net income on non-arm’s-length transactions between us and a taxable REIT subsidiary (“TRS”) and on any net income from sales of apartment communities that were held for sale primarily in the ordinary course. State and local tax laws may not conform to the United States federal income tax treatment, and Aimco may be subject to state or local taxation in various state or local jurisdictions in which Aimco transacts business. Any taxes imposed on Aimco would reduce our operating cash flow and net income and could negatively impact our ability to pay dividends and distributions.

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

To qualify as a REIT, Aimco must continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts distributed to its stockholders, and the ownership of our stock. As a result of these tests, Aimco may be required to make distributions to stockholders at disadvantageous times or when Aimco does not have funds readily available for distribution, forgo otherwise attractive investment opportunities, liquidate assets in adverse market conditions, or contribute assets to a TRS that is subject to regular corporate federal income tax.

Changes to United States federal income tax laws could materially and adversely affect Aimco and Aimco’s stockholders.

The present United States federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the United States federal income tax treatment of an investment in Aimco's Common Stock. The United States federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the IRS, and the United States Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. We cannot predict how changes in the tax laws might affect Aimco or its stockholders. Revisions in federal tax laws and interpretations thereof could significantly and negatively affect our ability to qualify as a REIT and the tax considerations relevant to an investment in Aimco's Common Stock or could cause us to change our investments and commitments.

RISKS RELATED TO AIMCO OPERATING PARTNERSHIP UNITS

There are restrictions on the ability to transfer and redeem Aimco Operating Partnership Units, there is no public market for Aimco Operating Partnership Units and holders of Aimco Operating Partnership Units are subject to dilution.

The Aimco Operating Partnership agreement restricts the transferability of OP Units. Until the expiration of a one-year holding period, subject to certain exceptions, investors may not transfer OP Units without the consent of Aimco Operating Partnership’s general partner. Thereafter, investors may transfer such OP Units subject to the satisfaction of certain conditions, including the general partner’s right of first refusal. In addition, after the expiration of the one-year holding period, investors have the right, subject to the terms of Aimco Operating Partnership’s agreement, to require Aimco Operating Partnership to redeem all or a portion of such investor’s OP Units (in exchange for shares of our Common Stock or cash, at the Aimco Operating Partnership’s discretion) once per quarter on an exchange date set by Aimco Operating Partnership, provided such investor provides notice at least 45 days prior to the quarterly exchange date. See “Description of Aimco Operating Partnership Units and Summary of Aimco Operating Partnership Agreement—Redemption Rights of Qualifying Parties”. There is no public market for the OP Units. Aimco Operating Partnership has no plans to list any OP Units on a securities exchange. It is unlikely that any person will make a market in the OP Units, or that an active market for the OP Units will develop. If a market for the OP Units develops and the OP Units are considered “readily tradable” on a “secondary market (or the substantial equivalent thereof),” Aimco Operating Partnership would be classified as a publicly traded partnership for U.S. federal income tax purposes, which could have a material adverse effect on Aimco Operating Partnership and its unitholders.

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

Aimco Operating Partnership does not intend to make regular distributions to holders of OP Units (other than what is required for Aimco to maintain its REIT status). There can be no assurance regarding the amounts of available cash that Aimco Operating Partnership will generate or the portion that its general partner will choose to distribute. The actual amounts of available cash will depend upon numerous factors, including profitability of operations, required principal and interest payments on its debt, the cost of acquisitions (including related debt service payments), its issuance of debt and equity securities, fluctuations in working capital, capital expenditures, adjustments in reserves, prevailing economic conditions, and financial, business, and other factors, some of which may be beyond Aimco Operating Partnership’s control. Cash distributions depend primarily on cash flow, including from reserves, and not on profitability, which is affected by non-cash items. Therefore, cash distributions may be made during periods when our operating partnership records losses and may not be made during periods when it records profits. The Aimco Operating Partnership agreement gives the general partner discretion in establishing reserves for the proper conduct of the partnership’s business that will affect the amount of available cash. Aimco Operating Partnership may be required to make reserves for the future payment of principal and interest under its credit facilities and other indebtedness. In addition, Aimco Operating Partnership’s credit facilities may limit its ability to distribute cash to holders of OP Units. As a result of these and other factors, there can be no assurance regarding actual levels of cash distributions on OP Units, and Aimco Operating Partnership’s ability to distribute cash may be limited during the existence of any events of default under any of its debt instruments.

Holders of OP Units have limited voting rights and are limited in their ability to effect a change of control.

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

The limited partners of Aimco Operating Partnership are unable to remove the general partner or to vote in the election of our directors unless they own shares of Aimco. In order to comply with specific REIT tax requirements, Aimco's charter has restrictions on the ownership of its equity securities. As a result, Aimco Operating Partnership limited partners and Aimco's stockholders are limited in their ability to effect a change of control of Aimco Operating Partnership and Aimco, respectively.

Holders of OP Units may not have limited liability in specific circumstances.

The limitations on the liability of limited partners for the obligations of a limited partnership have not been clearly established in some states. If it were determined that Aimco Operating Partnership had been conducting business in any state without compliance with the applicable limited partnership statute, or that the right or the exercise of the right by the holders of OP Units as a group to make specific amendments to the agreement of limited partnership or to take other action under the agreement of limited partnership constituted participation in the “control” of Aimco Operating Partnership’s business, then a holder of OP Units could be held liable under specific circumstances for our operating partnership’s obligations to the same extent as the general partner.

Aimco may have conflicts of interest with holders of OP Units.

Conflicts of interest could arise in the future as a result of the relationships between the general partner of Aimco Operating Partnership and its affiliates (including us), on the one hand, and Aimco Operating Partnership or any partner thereof, on the other. The directors and officers of the general partner have fiduciary duties to manage the general partner in a manner beneficial to us, as the sole stockholder of the general partner. At the same time, as the general partner of our operating partnership, we have fiduciary duties to manage Aimco Operating Partnership in a manner beneficial to Aimco Operating Partnership and its limited partners. The duties of the general partner of Aimco Operating Partnership to Aimco Operating Partnership and its partners may therefore come into conflict with the duties of the directors and officers of the general partner to its sole stockholder, Aimco. Such conflicts of interest might arise in the following situations, among others:

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
•
any agreements between Aimco Operating Partnership and the general partner and its affiliates will not grant to the holders of OP Units, separate and distinct from Aimco Operating Partnership, the right to enforce the obligations of the general partner and such affiliates in favor of our operating partnership. Therefore, the general partner, in its capacity as the general partner of Aimco Operating Partnership, will be primarily responsible for enforcing such obligations; and
•
under the terms of the Aimco Operating Partnership agreement, the general partner is not restricted from causing Aimco Operating Partnership to pay the general partner or its affiliates for any services rendered on terms that are fair and reasonable to Aimco Operating Partnership or entering into additional contractual arrangements with any of such entities on behalf of our operating partnership. Neither the Aimco Operating Partnership agreement nor any of the other agreements, contracts, and arrangements between Aimco Operating Partnership, on the one hand, and the general partner of Aimco Operating Partnership and its affiliates, on the other, are or will be the result of arm’s-length negotiations.

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

All of Aimco Operating Partnership’s real estate assets are owned by subsidiaries of our operating partnership. As a result, Aimco Operating Partnership depends on distributions and payments from its subsidiaries in order to satisfy our financial obligations and make payments to our equity holders, as applicable. The ability of Aimco Operating Partnership and its subsidiaries to make such distributions and other payments depends on their earnings and cash flows and may be subject to statutory or contractual limitations, including covenants in some of our existing and/or future debt agreements. As an equity investor in the REIT subsidiaries and our subsidiaries, our right to receive assets upon their liquidation or reorganization are effectively subordinated to the claims of their creditors and any holders of preferred equity senior to our equity investments. To the extent that we are recognized as a creditor of such subsidiaries, our claims may still be subordinate to any security interest in or other lien on their assets and to any of their debt or other obligations that are senior to our claims.

Limits on ownership of shares specified in Aimco’s charter may result in the loss of economic and voting rights by purchasers that violate those limits.

Our charter limits ownership of Common Stock by any single stockholder (applying certain “beneficial ownership” rules under the federal securities laws) to 8.7% (or up to 12.0% upon a waiver from Aimco’s Board of Directors) of outstanding shares of Common Stock, or 15% in the case of certain pension trusts, registered investment companies and Mr. Considine (or up to 20.0% for such pension trusts or registered investment companies upon a waiver from Aimco’s Board of Directors). Aimco's charter also limits ownership of Aimco's Common Stock and preferred stock by any single stockholder to 8.7% of the value of the outstanding Common Stock and preferred stock, or 15% in the case of certain pension trusts, registered investment companies, and Mr. Considine. The charter also prohibits anyone from buying shares of Aimco's capital stock if the purchase would result in Aimco losing its REIT status. This could happen if a transaction results in fewer than 100 persons owning all of Aimco's shares of capital stock or results in five or fewer persons (applying certain attribution rules of the Code) owning 50% or more of the value of all of Aimco's shares of capital stock. If anyone acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs:

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

The 8.7% and other ownership limits discussed above may have the effect of delaying or precluding acquisition by a third-party of control of Aimco without the consent of our Board of Directors. Aimco's charter authorizes our Board of Directors to issue up to 510,587,500 shares of capital stock. As of December 31, 2022, 500,787,260 shares were classified as Common Stock and 9,800,240 shares were classified as preferred stock. Under Aimco's charter, Aimco's Board of Directors has the authority to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, conversion or other rights, voting power restrictions, limitations as to dividends, qualifications, or terms or conditions of redemptions as the Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of Aimco, where there is a difference of opinion between Aimco's Board of Directors and others as to what is in Aimco's stockholders’ best interests.

The Maryland General Corporation Law may limit the ability of a third-party to acquire control of Aimco.

As a Maryland corporation, Aimco is subject to various Maryland laws that may have the effect of discouraging offers to acquire us and increasing the difficulty of consummating any such offers, where there is a difference of opinion between our Board of Directors and others as to what is in our stockholders’ best interests. The Maryland General Corporation Law, specifically the Maryland Business Combination Act, restricts mergers and other business combination transactions between us and any person who acquires, directly or indirectly, beneficial ownership of shares of our stock representing 10% or more of the voting power without our Board of Directors’ prior approval. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66-2/3% of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price. The Maryland General Corporation Law, specifically the Maryland Control Share Acquisition Act, provides generally that a person who acquires shares of our capital stock representing 10% or more of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote. Additionally, the Maryland General Corporation Law provides, among other things, that the Board of Directors has broad discretion in adopting stockholders’ rights plans and has the sole power to fix the record date, time, and place for special meetings of the stockholders. To date, we have not adopted a stockholders’ rights plan. In addition, the Maryland General Corporation Law provides that a corporation that:

•
has at least three directors who are not officers or employees of the entity or related to an acquiring person; and
•
has a class of equity securities registered under the Securities Exchange Act of 1934, as amended, may elect in its charter or bylaws or by resolution of the board of directors to be subject to all or part of a special subtitle (which we refer to as the “Maryland Unsolicited Takeovers Act” or “MUTA”) that provides that:
•
the corporation will have a classified board of directors;
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

In connection with the 2020 spin-off of AIR, the pre-spin Board elected for Aimco to be subject to all of the provisions of MUTA until the 2024 annual meeting of stockholders. In 2022, the Board publicly announced its commitment to, effective as of the 2023 annual meeting of stockholders, (i) making us no longer be subject to any of the provisions of MUTA, and (ii) prohibit us from electing to be subject to MUTA without the approval of our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own a geographically diversified portfolio of operating properties that produce stable cash flow and serves to balance the risk and highly variable cash flows associated with our portfolio of development and redevelopments and value-add investments. Our entire portfolio of operating properties includes 26 apartment communities (22 consolidated properties and four unconsolidated properties) located in eight major U.S. markets and with average rents in line with local market averages (generally defined as B class). We also own one commercial office building that is part of a land assemblage with an adjacent apartment building. Our current development and redevelopment portfolio consists of 12 properties, including developable land, located primarily in Southeast Florida, the Washington D.C. Metro Area and Colorado's Front Range.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Aimco

Our Common Stock is listed and traded on the NYSE under the symbol “AIV.”

On February 24, 2023, there were 149,925,165 shares of Common Stock outstanding, held by 825 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency but does include each such broker or clearing agency as one record holder.

Unregistered Sales of Equity Securities

From time to time, we may issue shares of our Common Stock in exchange for OP Units, defined under the Aimco Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each OP Unit. We may also issue shares of our Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. Please refer to Note 10 to the consolidated financial statements in Item 8 for further discussion of such exchanges.

During the year ended December 31, 2022, we issued approximately 108,000 shares of Common Stock in exchange for OP Units in these transactions. Such shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Repurchases of Equity Securities

Our Board has, from time to time, authorized us to repurchase shares of our outstanding Common Stock. On July 27, 2022, our Board replaced all prior share repurchase authorizations with a new authorization to repurchase up to 15.0 million shares of our outstanding Common Stock, subject to customary limitations, which may be made from time to time in the open market or in privately negotiated transactions. This authorization has no expiration date. During the twelve months ended December 31, 2022, we repurchased approximately 3.5 million shares at a weighted-average price of $7.21 per share. As of December 31, 2022, up to 12.3 million shares remained available for repurchase under the share repurchase authorization.

Aimco Operating Partnership

There is no public market for OP Units, and we have no intention of listing OP Units on any securities exchange. In addition, Aimco Operating Partnership’s Partnership Agreement restricts the transferability of OP Units.

On February 24, 2023, there were 162,014,847 OP Units and equivalents outstanding (of which 149,925,165 were held by us), that were held by 2,117 unitholders of record.

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP Units during the twelve months ended December 31, 2022.

Repurchases of Equity Securities

Aimco Operating Partnership’s Partnership Agreement generally provides that after holding OP Units for one-year, limited partners other than us have the right to redeem their OP Units for cash or, at our election, shares of our Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the year ended December 31, 2022, approximately 108,000 OP Units were redeemed in exchange for shares of Common Stock, and approximately 33,000 OP Units were redeemed in exchange for cash at an aggregate weighted average price per unit of $7.07.

Dividend and Distribution Payments

As a REIT, Aimco is required to distribute annually to holders of its Common Stock at least 90.0% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. Aimco's Board determines and declares Aimco's dividends. In making a dividend determination, Aimco's Board considers a variety of factors, including REIT distribution requirements; current market conditions; liquidity needs; and other uses of cash, such as deleveraging and accretive investment activities.

Stockholders receiving any dividend, whether payable in cash or cash and shares of Aimco Common Stock, will be required to include the full amount of such dividend as income to the extent of our current and accumulated earnings and profits, as determined for United States federal income tax purposes for the year of such dividend and may be required to pay income taxes with respect to such dividend in excess of the cash dividend received. With respect to certain non-United States stockholders, Aimco may be required to withhold United States tax with respect to such dividend, including in respect of all or a portion of such dividend that is payable in Common Stock.

The Board of Aimco Operating Partnership’s general partner determines and declares distributions on OP Units. Aimco, through a wholly-owned subsidiary, is the sole general partner of Aimco Operating Partnership. As of December 31, 2022, Aimco owned 92.6% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.9% of the economic interest of Aimco Operating Partnership. Aimco Operating Partnership holds all of our assets and manages the daily operations of our business. The distributions paid by Aimco Operating Partnership to Aimco are used to fund the dividends paid to Aimco's stockholders. Accordingly, the per share dividends Aimco pays to its stockholders generally equal the per unit distributions paid by Aimco Operating Partnership to holders of its common partnership units.

Our revolving credit agreement includes customary covenants, including a restriction on dividends and other restricted payments, but permits dividends and distributions as may be necessary to maintain Aimco's REIT status.

Performance Graph

The following graph compares cumulative total returns for our Common Stock, the FTSE Nareit Equity Apartments Index, and the Russell 2000. The FTSE Nareit Equity Apartments Index is published by The National Association of Real Estate Investment Trusts (“Nareit”), a representative of multifamily real estate investment trusts and publicly traded real estate companies with interests in United States real estate and capital markets. The FTSE Nareit Equity Apartments Index serves as our sector comparison and the Russell 2000 serves as our broad-based market index.

The indices are weighted for all companies that fit the definitional criteria of the particular index and are calculated to exclude companies as they are acquired and to add companies to the index calculation as they become publicly traded companies. All companies that fit the definitional criteria and existed at the point in time presented are included in the index calculations. The graph assumes the investment of $100 in our Common Stock and in each index on December 31, 2017, and that all dividends paid have been reinvested. The historical information set forth on the following page is not necessarily indicative of future performance.

	For the years ended December 31,
Index	2017	2018	2019	2020	2021	2022
Apartment Investment and Management Company	100.00	104.13	126.55	111.27	162.68	150.35
FTSE Nareit Equity Apartment Index	100.00	103.70	130.99	110.89	181.44	123.46
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41

Source: Zacks Investment Research, Inc.

The Performance Graph will not be deemed to be incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate the same by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations for the year ended December 31, 2022, compared to 2021, should be read in conjunction with the accompanying consolidated financial statements in Part II, Item 8. For discussion of the year ended December 31, 2021, compared to 2020, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2021.

Executive Overview

Our mission is to make real estate investments, primarily focused on the multifamily sector within targeted U.S. markets, where outcomes are enhanced through our human capital and substantial value is created for investors, teammates, and the communities in which we operate.

Please refer to “Item 1. Business” for additional discussion of our business organization and strategy and “Item 2. Properties” and “Schedule III – Real Estate and Accumulated Depreciation” for details regarding the size, location, and key characteristics of our various properties.

The Separation

On December 15, 2020, we completed the separation of AIR from Aimco, creating two distinct, independent businesses. Prior to the Separation, the consolidated financial statements were prepared on a carve-out basis and reflect significant assumptions and allocations. The consolidated financial statements reflect our historical financial position, results of operations, and cash flows in conformity with U.S. GAAP. Our financial statements are presented for all historical periods described and at the carrying value of such assets and liabilities reflected in Aimco Predecessor’s books and records.

Results for the Twelve Months Ended December 31, 2022

The results from the execution of our business plan during the twelve months ended December 31, 2022, are described below.

Financial Results and 2022 Highlights

•
For the year ended December 31, 2022, net income attributable to common stockholders per share, on a fully dilutive basis, was $0.49, compared to a net loss per share of $0.04 for the same period in 2021, due primarily to lease modification income and gains on dispositions of real estate.
•
For the year ended December 31, 2022, we exited $952.8 million of assets including the sales of three stabilized apartment communities and one development land parcel, the termination of leases on four completed and stabilized development and redevelopment projects, and the liquidation of 22% of our investment in the private real estate developer, IQHQ Inc.

•
For the year ended December 31, 2022, we raised $912.0 million of new debt, which was used to capitalize development projects and payoff the $534.1 million of purchase money notes due to AIR Communities, 18 months prior to their maturity. This activity facilitated an increase in the weighted average maturity of Aimco's debt from 3.5 years for the year ended December 31, 2021, to 6.7 years for the year ended December 31, 2022.

•
For the year ended December 31, 2022, we added future development opportunities in each of our target markets with the potential to produce more than 3,600 apartment homes and more than 450,000 square feet of commercial use.

Value Add, Opportunistic and Alternative Investments

Development and Redevelopment

We generally seek development and redevelopment opportunities where barriers to entry are high, target customers can be clearly defined, and where we have a comparative advantage over others in the market. We will focus our new investment activity in Southeast Florida, the Washington D.C. Metro Area and Colorado's Front Range. Our Value Add and Opportunistic investments may also target portfolio acquisitions, operational turnarounds, and re-entitlements.

We currently have five active development and redevelopment projects, located across four U.S. markets, in varying phases of construction and lease-up. These projects remain on track, as measured by budget, lease-up metrics, and current market valuations. During the year ended December 31, 2022, we invested $294.4 million in development and redevelopment activities. Updates include:

•
In Miami, Florida, construction is nearing completion and fully renovated apartment homes are being leased at The Hamilton. Demand for rental housing in Southeast Florida remains robust, especially for unique luxury properties such as The Hamilton. The building welcomed its first residents in October and at year end the building was 50% occupied at rental rates significantly ahead of our underwritten projections.
•
In Bethesda, Maryland, construction began on the first phase of Strathmore Square which will contain 220 highly tailored apartment homes when complete in 2025. This infill project is located adjacent to the Grosvenor-Strathmore Metro station and the Strathmore Performing Arts Campus, and 1.5 miles from the National Institutes of Health main campus. Funding for the $164.0 million project is fully secured with Aimco’s equity commitment projected to be $31.5 million.
•
In upper northwest Washington D.C., construction at Upton Place continues on schedule and on budget. The neighboring apartment community, City Ridge, is leasing up well and at rents that provide a positive indicator for Upton Place. Aimco plans to start pre-leasing Upton's 689 apartment homes during the summer of 2023 in anticipation of initial delivery in 4Q 2023. To date, 80% of the projects 105K square feet of retail space has been leased.
•
In Corte Madera, California, construction is ongoing at Oak Shore where 16 luxury single family rental homes and 8 accessory dwelling units are being developed. The Marin County submarket is significantly supply constrained with for-sale starter homes generally priced near $2.0 million. The development remains on budget, however major rain events delayed our construction schedule by an estimated eight weeks. Aimco expects to deliver the first homes in the third quarter with pre-leasing efforts having begun in the first quarter of 2023.
•
In Aurora, Colorado, The Benson Hotel and Faculty Club, the 106-key boutique hotel and event center, is slated for completion at the end of March. As the only ‘on campus’ accommodations, The Benson will serve the surrounding Anschutz Medical Campus which includes the University of Colorado Medical School, UC Health Hospital, Children’s Hospital Colorado, The Rocky Mountain VA Medical Center and the burgeoning Fitzsimons Innovation Community.

Alternative Investments

Our current alternative investments are primarily those investments originated by Aimco Predecessor and include a mezzanine loan secured by a stabilized multifamily property with an option to participate in future multifamily development, as well as three passive equity investments. Over time, we plan to significantly reduce capital allocated to these investments.

Updates for our alternative investments include:

•
The borrower on our mezzanine loan, which is secured by the Parkmerced stabilized multifamily property plus phases two through nine of the site's future development opportunity, remains current on its first mortgage obligations. In the fourth quarter, given the decline in the underlying collateral value, we recorded a non-cash impairment charge to reduce the carrying value of the investment to $158.6 million. We are currently exploring opportunities to monetize this investment to focus our capital on other accretive uses.

•
During 2022, we funded the remaining $14.2 million of a total $50.0 million commitment of a passive equity investment in IQHQ Inc., a life sciences developer. After funding was completed, 22% of our passive equity investment in IQHQ was redeemed for $16.5 million resulting in a greater than 50% internal rate of return over the hold period for this portion of our investment. We retained 2.4 million shares with a carrying value of $59.7 million and the opportunity to collaborate with IQHQ on future development opportunities that include a multifamily component. We have no remaining equity commitments to IQHQ.

Investment Activity

We are focused on development and redevelopment, primarily funded through construction loans and joint venture equity. Updates include:

•
In 2022, we grew our pipeline of development opportunity with the acquisition of 14.9 acres of land for $152.5 million in Fort Lauderdale, Florida, Miami, Florida, and on the Anschutz Medical Campus in Aurora, Colorado.
•
In 2022, we formed two joint ventures for mixed-use developments in the Edgewater neighborhood of Miami, Florida and at Strathmore Square in Bethesda, Maryland.
•
We sold three stabilized operating properties in 2022: Pathfinder Village in Fremont, California; Cedar Rim in Renton, Washington; and 2900 on First in Seattle, Washington, for $249.0 million at a weighted average NOI cap rate of 4.0%.
•
In December 2022, we sold 0.8 acres of the land acquired in 2022 in Fort Lauderdale, Florida for $18.3 million.
•
Additionally, following the successful development and lease-up of (i) 707 Leahy in Redwood City, California, (ii) Prism in Cambridge, Massachusetts, (iii) Flamingo Point North Tower in Miami Beach, Florida and (iv) The Fremont on the Anschutz Medical Campus in Aurora, Colorado, we and AIR entered into an agreement that terminated our leasehold interest in each of these four properties on September 1, 2022. The termination was completed on schedule at a combined asset value of $669 million and after the relief of the leasehold liabilities we received a cash payment of $200 million (subject to customary prorations and adjustments) as consideration from AIR, resulting in value creation, net of costs, of approximately $100 million, which was realized about 18 months sooner than anticipated.

Operating Property Results

We own a diversified portfolio of stabilized apartment communities located in eight major U.S. markets with average rents in line with local market averages. We also own a commercial office building that is part of an assemblage with an adjacent apartment building.

Highlights for the year ended December 31, 2022 include:

•
Revenue for the year ended December 31, 2022 was $135.2 million, up 10.6% year over year, resulting from a $211 increase in average monthly revenue per apartment home to $2,087, partially offset by a 60-basis point decrease in Average Daily Occupancy to 97.4%.
•
Expenses for the year ended December 31, 2022 were $40.8 million, up 3.1% year over year, due primarily to higher real estate taxes and insurance.
•
Net operating income for the year ended December 31, 2022 was $94.4 million, up 14.2% year over year.
•
1001 Brickell Bay Drive, a waterfront office building in Miami, Florida, is owned as part of a larger assemblage with substantial development potential. During 2022, we executed leases on over 96,000 square feet of office space, at rates per square foot 10% higher than leases executed in 2021. As of December 31, 2022, the building was 86% occupied, up from 80% at December 31, 2021.

Balance Sheet and Financing Activities

We are highly focused on maintaining a strong balance sheet, including having at all times ample liquidity. As of December 31, 2022, we had access to $379.8 million in liquidity, including $206.5 million of cash on hand, $23.3 million of restricted cash, and the capacity to borrow up to $150.0 million on our revolving credit facility. Refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

Financial Results of Operations

We have three segments: (i) Development and Redevelopment; (ii) Operating; and (iii) Other.

Our Development and Redevelopment segment includes properties that are under construction or have not achieved stabilization, as well as land assemblages that are being held for future development. Our Operating segment includes 21 residential apartment communities that have achieved stabilized levels of operations as of January 1, 2021, and maintained it throughout the current year and comparable period. Our Other segment consists of properties that are not included in our Development and Redevelopment or Operating segments.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying consolidated financial statement in Item 8.

Results of Operations for the Year Ended December 31, 2022, Compared to the same period in 2021

Net income increased by $97.1 million for the year ended December 31, 2022 compared to the same period in 2021, due primarily to the recognition of lease modification income and gains recognized on disposition of real estate partially offset by the non-cash impairment of the Mezzanine Investment.

Property Results

As of December 31, 2022, our Development and Redevelopment segment included five properties that were under construction. Our Operating segment included 21 communities with 5,582 apartment homes, and our Other segment included our Eldridge Townhomes acquisition, and one office building.

We use proportionate property net operating income to assess the operating performance of our segments. Proportionate property net operating income is defined as our share of rental and other property revenues, less direct property operating expenses, but:

•
excluding utility reimbursements for the consolidated communities. In our Consolidated Statements of Operations, utility reimbursements are included in Rental and other property revenues, in accordance with GAAP;
•
excluding the results of four apartment communities with an aggregate 142 apartment homes that we neither manage nor consolidate, our investment in IQHQ and the Mezzanine Investment; and
•
excluding property management costs and casualty gains or losses, reported in consolidated amounts, in our assessment of segment performance.

Please refer to Note 15 to the consolidated financial statements in Item 8 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

Proportionate Property Net Operating Income

The results of our segments for the years ended December 31, 2022 and 2021, as presented below, are based on segment classifications as of December 31, 2022.

	Year Ended December 31,
(in thousands)	2022	2021	$	%
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$919	$2,036	$(1,117)	(54.9%)
Operating	135,224	122,303	12,921	10.6%
Other	18,030	14,559	3,471	23.8%
Total	154,173	138,898	15,275	11.0%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	2,198	1,446	752	52.0%
Operating	40,841	39,625	1,216	3.1%
Other	5,560	4,405	1,155	26.2%
Total	48,599	45,476	3,123	6.9%
Proportionate property net operating income:
Development and Redevelopment	(1,279)	590	(1,869)	(100.0%)
Operating	94,383	82,678	11,705	14.2%
Other	12,470	10,154	2,316	22.8%
Total	$105,574	$93,422	$12,152	13.0%

For the year ended December 31, 2022, compared to the same period in 2021:

•
Development and Redevelopment proportionate net operating income decreased by $1.9 million due primarily to a reduction at The Hamilton, due to its de-leasing in late 2021 for redevelopment.
•
Operating proportionate property net operating income increased by $11.7 million, or 14.2%. The increase was attributable primarily to a $12.9 million, or 10.6% increase in rental and other property revenues due to higher average revenues of $211 per apartment home, partially offset by a 60-basis point decrease in occupancy.
•
Other proportionate property net operating income increased by $2.3 million, or 22.8% primarily due to owning Eldridge Townhomes for all of 2022.

The results of our segments for the years ended December 31, 2021 and 2020, as presented below, are based on segment classifications as of December 31, 2022.

	Year Ended December 31,
(in thousands)	2021	2020	$	%
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$2,036	$1,515	521	34.4%
Operating	122,303	116,888	5,415	4.6%
Other	14,559	13,079	1,480	11.3%
Total	138,898	131,482	7,416	5.6%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	1,446	981	465	47.4%
Operating	39,625	37,917	1,708	4.5%
Other	4,405	4,117	288	7.0%
Total	45,476	43,015	2,461	5.7%
Proportionate property net operating income:
Development and Redevelopment	590	534	56	10.5%
Operating	82,678	78,971	3,707	4.7%
Other	10,154	8,962	1,192	13.3%
Total	$93,422	$88,467	$4,955	5.6%

For the year ended December 31, 2021, compared to 2020, our Development and redevelopment proportionate net operating income increased by $0.1 million.

Operating proportionate property net operating income increased by $3.7 million, or 4.7% for the year ended December 31, 2021, compared to 2020. The increase was attributable to a $5.4 million, or 4.6% increase in rental and other property revenues due to higher average revenues of $47 per apartment home, and a 160-basis point increase in occupancy, offset partially by a $1.7 million, or 4.5% increase in property operating expenses due primarily to higher real estate taxes and insurance.

Other proportionate property net operating income increased by $1.2 million, or 13.3% for the year ended December 31, 2021, compared to 2020, due primarily to the acquisition of Eldridge Townhomes in the third quarter of 2021.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include property management costs, casualty losses, and, if applicable, the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance.

Depreciation and Amortization

For the year ended December 31, 2022, compared to the same period in 2021, Depreciation and amortization expense increased by $74.3 million, or 87.7%, due primarily to $85.7 million of accelerated depreciation recognized relating to the 2022 lease termination as described in Note 4.

General and Administrative Expenses

For the year ended December 31, 2022, compared to the same period in 2021, General and administrative expenses increased by $6.5 million, or 19.7%. General and administrative expenses incurred for the year ended December 31, 2021 were prior to the full build out of our platform. General and administrative expenses incurred during the year ended December 31, 2022 included $6.5 million of expenses for consulting services with respect to strategic growth, direction and advice per the Separation Agreement with AIR. This agreement concluded at December 31, 2022.

Interest Expense

For the year ended December 31, 2022, compared to the same period in 2021, interest expense increased by $20.9 million, or 39.6% due primarily due to $27.9 million of spread maintenance costs related to prepayment of the Notes Payable to AIR and other debt, the refinancing of certain property debt, and the payoff of a construction loan, partially offset by reduced interest expense on the Notes Payable to AIR due to the early payoff.

Mezzanine Investment Income (Loss), Net

In November 2019, Aimco Predecessor made a five-year, $275.0 million mezzanine loan to the partnership owning the "Parkmerced Apartments" located in southwest San Francisco (the "Mezzanine Investment"). The loan bears interest at a 10% annual rate, accruing if not paid from property operations. As discussed in Note 2, ownership of the subsidiaries that originated and hold the mezzanine loan was retained by AIR following the Separation. The Separation Agreement provides for AIR to transfer ownership of the subsidiaries that originated and hold the mezzanine loan, once required third-party consents to transfer are received. Until legal title of the subsidiaries is transferred, AIR is obligated to pass payments on the mezzanine loan to us.

During the year ended December 31, 2022, we recorded a non-cash impairment charge to reduce the carrying value of the Mezzanine Investment to $158.6 million. The non-cash impairment is reflected in Mezzanine investment income (loss), net, in our Consolidated Statements of Operations, and as a reduction in Mezzanine investment in our Consolidated Balance Sheets.

For the year ended December 31, 2021, we recognized $30.4 million of income in connection with the mezzanine loan.

Realized and Unrealized Gains (Losses) on Interest Rate Options

We are required to adjust our interest rate options to fair value on a quarterly basis. As a result of the mark-to-market adjustments, we recorded unrealized gains of $36.9 million and $6.5 million during the years ended December 31, 2022, and 2021, respectively. In addition, we realized gains of $11.1 million during the year ended December 31, 2022.

Realized and Unrealized Gains (Losses) on Equity Investments

In June 2022, 22% of our original investment in IQHQ was redeemed for $16.5 million and we recognized a realized gain of $5.7 million. Our remaining investment in IQHQ with a cost basis of $39.2 million was valued at an estimated fair market value of $59.7 million, and we recognized a $20.5 million unrealized gain at the same per share value as the cash redemption. We measure our investments in property technology funds at NAV as a practical expedient. As a result of changes in NAV, we recorded unrealized losses of $5.9 million during the year ended December 31, 2022, compared to unrealized gains of $6.6 million for the same period in 2021.

Gain on Dispositions of Real Estate

During the year ended December 31, 2022, we sold three stabilized multifamily properties and one land parcel for gross proceeds of $267.3 million and recognized $175.9 million of gain on dispositions of real estate.

Lease Modification Income

In June 2022, we as lessee and AIR as lessor, entered into a lease termination agreement pursuant to which AIR paid us a termination payment on September 1, 2022. Upon receipt of this payment, the leases with respect to four properties were terminated, and we relinquished control of the associated leasehold improvements and underlying land of these four properties. The total lease modification income recognized for the year ended December 31, 2022 was $207.0 million.

Other Income (Expense), Net

Other income (expense), net, includes costs associated with our risk management activities, partnership administration expenses, fee income, and certain non-recurring items. For the year ended December 31, 2022, compared to the same period in 2021, Other income (expense), net decreased by $16.6 million due primarily to one-time fee revenue earned in 2021 as well as advisory expenses related to a strategic business review and the annual shareholder meeting in 2022.

Income Tax Benefit (Expense)

Certain aspects of our operations, including our development and redevelopment activities, are conducted through taxable REIT subsidiaries, or TRS entities. Additionally, our TRS entities hold investments in one of our apartment communities and 1001 Brickell Bay Drive.

Our income tax benefit calculated in accordance with GAAP includes income taxes associated with the income or loss of our TRS entities. Income taxes, as well as changes in valuation allowance and incremental deferred tax items in conjunction with intercompany asset transfers and internal restructurings (if applicable), are included in Income tax benefit (expense) in our Consolidated Statements of Operations.

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and gains retained by the REIT. For the year ended December 31, 2022, we had net income subject to tax of $88.8 million, compared to net losses subject to tax of $31.4 million for the same period in 2021.

For the year ended December 31, 2022, we recognized income tax expense of $17.3 million, compared to income tax benefit of $13.6 million for the same period in 2021. The year-to-year change is due primarily to GAAP income taxes associated with the net lease modification income recognized in 2022.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary sources of liquidity are cash flows from operations and borrowing capacity under our loan agreements.

As of December 31, 2022, our available liquidity was $379.8 million, which consisted of:

•
$206.5 million in cash and cash equivalents;
•
$23.3 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance; and
•
$150.0 million of available capacity to borrow under our revolving secured credit facility.

We have commitments for approximately $155.8 million and remaining planned spend of $278.7 million on development and redevelopment projects, with $304.6 million undrawn on our construction loans as of December 31, 2022. The initial allocation to our Edgewater joint venture and Strathmore joint ventures have remaining unfunded commitments of $10.3 million. We also have unfunded commitments in the amount of $2.4 million related to four investments in entities that develop technology related to the real estate industry. Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, and future investments. Additionally, our third-party property managers may enter into commitments on our behalf to purchase goods or services in connection with the operation of our apartment communities and our office building. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to historical levels.

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

Leverage and Capital Resources

The availability and cost of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Any adverse changes in the lending environment could negatively affect our liquidity. We have taken steps to mitigate a portion of our short-term refunding risk. However, if property or development financing options become unavailable, we may consider alternative sources of liquidity, such as reductions in capital spending or apartment community dispositions.

As of December 31, 2022, approximately 83% of our outstanding non-recourse property debt had a fixed interest rate and approximately 17% had a variable interest rate. In addition, the weighted-average rate on our non-recourse property debt was 5.2%, and the average remaining term to maturity was 7.1 years. At December 31, 2022, substantially all of our outstanding non-recourse property debt was either fixed or hedged. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates.

While our primary source of leverage is property-level debt, we also have a secured $150.0 million credit facility with a syndicate of financial institutions, and construction loans. As of December 31, 2022, we had no outstanding borrowings under our revolving secured credit facility. Under our revolving secured credit facility, we have agreed to maintain a fixed charge coverage ratio of 1.25x, minimum tangible net worth of $625.0 million, and maximum leverage of 60% as defined in the credit agreement. We are currently in compliance and expect to remain in compliance with these covenants during the next twelve months.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our Consolidated Statements of Cash Flows in Item 8 of this report.

Operating Activities

For the year ended December 31, 2022, net cash provided by operating activities was $204.2 million. Our operating cash flow is primarily affected by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities, and general and administrative costs. Cash provided by operating activities for the year ended December 31, 2022, increased by $191.6 million compared to the same period in 2021, due primarily to cash received from development property lease terminations in 2022.

Cash provided by operating activities for the year ended December 31, 2021, decreased by $35.3 million compared to 2020, due to higher operating and general and administrative expenses.

Investing Activities

For the year ended December 31, 2022, cash used in investing activities of $120.8 million consisted primarily of capital expenditures of $237.5 million and $129.2 million of cash used to acquire undeveloped land parcels, offset by $260.0 million of proceeds received from the disposition of real estate. Cash used in investing activities for the year ended December 31, 2022, decreased by $150.7 million compared to the same period in 2021, due primarily to proceeds received from the disposition of real estate offset by increased capital expenditures and acquisitions.

Capital additions totaled $237.5 million and $177.8 million during the years ended December 31, 2022. and 2021, respectively, and were primarily used for construction costs on our development and redevelopment properties.

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

Financing Activities

For the year ended December 31, 2022, cash used in financing activities of $98.3 million consisted primarily of the $534.1 million payoff of the Notes Payable to AIR, $302.4 million to retire property debt and the $138.4 million paydown of construction loans, offset by $756.2 million in cash raised from the issuance of new property debt, $93.2 million in cash draws received from construction loans, and a $102.0 million redeemable noncontrolling interest preferred equity contribution from an institutional partner. For the year ended December 31, 2021, cash provided by financing activities of $204.7 million consisted primarily of $165.2 million of proceeds received from construction loans undertaken and $59.8 million of proceeds received from non-recourse property debt issuances.

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

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization for Real Estate (“EBITDAre”)

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
•
impairment write-downs of investments in unconsolidated partnerships caused by a decrease in the value of the depreciated property in such partnerships; and
•
adjustments to reflect our share of EBITDAre of investments in unconsolidated entities.

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

The reconciliation of net (loss) income to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Net income (loss)	$92,158	$(4,980)
Adjustments:
Interest expense	73,842	52,902
Income tax (benefit) expense	17,264	(13,570)
Gains on dispositions of real estate	(175,863)	—
Lease modification income	(206,963)	—
Depreciation and amortization	158,967	84,712
Impairment	—	—
Adjustment related to EBITDAre of unconsolidated partnerships	1,004	836
EBITDAre	$(39,591)	$119,900
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(8,829)	(91)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(3,672)	(1,136)
EBITDAre adjustments attributable to noncontrolling interests	(491)	(320)
Mezzanine investment (income) loss, net	179,239	(30,436)
Realized and unrealized (gains) losses on interest rate options	(48,205)	(6,509)
Unrealized (gains) losses on IQHQ investment	(20,501)	—
Adjusted EBITDAre	$57,950	$81,408

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

In connection with the Separation, we entered into a sublease of office space within our corporate offices to AIR at then-current market rents. Based on an analysis of the estimated undiscounted cash flows per the terms of the sublease arrangement, we evaluated the recoverability of the assets associated with the subleased space, including, the right-of-use asset, tenant improvements and furniture, fixtures and equipment and concluded the subleased assets were impaired as of December 31, 2020. We recorded an impairment charge of $11.0 million in our Consolidated Statements of Operations for the year ended December 31, 2020. There were no such impairments for the years ended December 31, 2022, and 2021.

In connection with the Separation, we entered into a software license agreement with AIR to provide for the use of certain internally developed software at then-current market rates. Based on an analysis of the estimated undiscounted cash flows relative to the carrying value of the internally developed software, we concluded the assets were impaired. Additionally, following an evaluation of the future service potential of certain other internal software that was under development, we ceased development and impaired the associated carrying value. We recorded an aggregate impairment charge of $4.9 million in our Consolidated Statements of Operations for the year ended December 31, 2020. There were no such impairments for the years ended December 31, 2022, and 2021.

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

On a periodic basis, we evaluate our Mezzanine Investment for impairment. We assess whether there are any indicators that imply the value of our investment may be impaired. These include assessments of both the underlying property performance and general market conditions in place. An investment is considered impaired if we determine that its fair value is less than the net carrying value of the investment on an other-than-temporary basis. Cash flow projections for the investment consider property level factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors, such as changes in the macroeconomic environment that can lead to increases in capitalization rates and discount rates. We consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include the loan’s maturity date, our intent and ability to retain our investment in the entity, and the financial condition and long-term prospects of the entity.

As a result of our analysis, we recorded a non-cash impairment charge to reduce the carrying value of the Mezzanine Investment to $158.6 million at December 31, 2022. The impairment loss is reflected in Mezzanine investment income (loss), net, in our Consolidated Statements of Operations for the year ended December 31, 2022, and as a reduction in Mezzanine investment in our Consolidated Balance Sheets at December 31, 2022. No impairment losses were recognized for the mezzanine investment during the years ended December 31, 2021 and 2020.

Prior to recording the non-cash impairment charge, we recognized as income the net amounts earned on the mezzanine loan by AIR on its equity investment that are due to be paid to us when collected to the extent the income was supported by the change in AIR’s claim to the net assets of the underlying borrower. The income recognized primarily represents the interest accrued under the terms of the underlying mezzanine loan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our chief market risks are refunding risk, that is the availability of property debt or other cash sources to refund maturing property debt, and repricing risk, that is the possibility of increases in base interest rates and credit risk spreads. We use long-dated, fixed-rate, non-recourse property debt on stabilized properties.

In order to avoid the refunding and repricing risks of short-term borrowings. We use working capital primarily to fund short-term uses. We make limited use of derivative financial instruments and we do not use them for trading or other speculative purposes.

Market Risk

As of December 31, 2022, on a consolidated basis, we had $164.2 million of variable-rate property-level debt outstanding and $113.4 million of variable rate construction loans. The impact of rising interest rates is mitigated by our use of interest rate caps, which as of December 31, 2022, provided protection for our variable interest rate debt. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates. We estimate that an increase in our variable rate indices of 100 basis points with constant credit risk spreads, would increase interest expense by $0.5 million on an annual basis. We estimate that a decrease in our variable rate indices of 100 basis points with constant credit risk spreads, would reduce interest expense by $1.0 million on an annual basis.

As of December 31, 2022, we held interest rate swaps and caps with $2.0 billion notional value. These instruments were acquired for $17.7 million and at year end were valued at $62.3 million.

As of December 31, 2022, we had $229.8 million in cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

Based on their assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting is effective.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Apartment Investment and Management Company

Opinion on Internal Control over Financial Reporting

We have audited Apartment Investment and Management Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Apartment Investment and Management Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

February 27, 2023

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

Management assessed the effectiveness of Aimco Operating Partnership’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

Based on their assessment, management concluded that, as of December 31, 2022, Aimco Operating Partnership’s internal control over financial reporting is effective.

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

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of

Aimco OP L.P.

Opinion on Internal Control over Financial Reporting

We have audited Aimco OP L.P.’s internal control over financial reporting as of year ended December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Aimco OP L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of year ended December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2022 and 2021, the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

February 27, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

The Board is composed of nine highly qualified directors who bring strong skills, industry experience and track records of driving value. Seven of eight independent directors have joined the Board within the past approximately two years, demonstrating a commitment to refreshment and providing fresh perspectives through their varied backgrounds.

The directors of the Company, their ages, dates they began serving on the Board, and their positions on the Board are set forth below.

Name	Age	Director Since	Position
Wes Powell	43	December 2020	Director (Class III), President and Chief Executive Officer
Quincy L. Allen	53	December 2020	Director (Class I), Chairman of the Nominating, Environmental, Social, and Governance Committee
Patricia L. Gibson	60	December 2020	Director (Class I), Chairman of the Investment Committee
Jay Paul Leupp	59	December 2020	Director (Class II), Chairman of the Audit Committee
Robert A. Miller	77	April 2007	Director (Class III)
Deborah Smith	50	January 2021	Director (Class III)
R. Dary Stone	69	December 2020	Chairman of the Board of Directors (Class II)
James P. Sullivan	61	December 2022	Director (Class II)
Kirk A. Sykes	64	December 2020	Director (Class I), Chairman of the Compensation and Human Resources Committee

The following is a biographical summary of the current directors of the Company.

WES POWELL President and Chief Executive Officer, Aimco Age: 43 Director since 2020

Experience

• President and Chief Executive Officer, (2020 – present) Executive Vice President, Redevelopment and Acquisitions (2018 – 2020), Senior Vice President, Redevelopment with responsibility for the eastern region (2013 to 2018), held various positions, including Asset Manager, Director, and Vice President of Redevelopment, (2004 – 2013), Aimco

• Staff Architect, Ai Architecture (now Perkins & Will)

Qualifications

• Real Estate, Property / Asset Management and Operations, Capital Markets, Development and Construction, Investment and Finance gained through his experience overseeing Aimco’s redevelopment and development activities nationally, leading acquisitions in the eastern U.S., and prior responsibilities as an Asset Manager for the company

• Mr. Powell also brings expertise in Business Operations, Financial Expertise and Literacy, Talent Development and Management

Education

• B.EnvD, University of Colorado School of Architecture and Urban Planning

• MBA, Northwestern’s Kellogg School of Management

Other Boards / Organizations • Urban Land Institute, Member • National Multi Housing Council, Member Committees • None

QUINCY L. ALLEN Co-Founder and Managing Partner, Arc Capital Partners Age: 53 Independent Director since 2020

Experience

• Co-Founder and Managing Partner, Arc Capital Partners, a Los Angeles real estate investment firm that specializes in urban mixed-use properties (2013 to present)

• Managing Director and investment committee member of the Canyon-Johnson Urban Funds (partnership between Canyon Partners and Earvin “Magic” Johnson), Canyon Partners (2003 – 2013)

• Executive focused on workouts and portfolio management, Lazard Frères (2000 – 2002)

• Vice President, Archstone Communities. a leading national multifamily REIT focused on apartments in urban locations (1997-2000)

• Began real estate investment career at Security Capital Group focused on the multifamily and industrial (Prologis) platforms (1996 – 1997)

Qualifications

• Real Estate, Development, Investment, Finance and Business Operations gained through his experience at Arc Capital, where Mr. Allen is responsible for overall firm strategy, investments, asset management, financing and dispositions, and during his time at Canyon Partners, Lazard and Archstone Communities

• Mr. Allen also brings Financial Expertise and Literacy and Talent Development and Management experience

Education

• BS, Finance, Summa Cum Laude, Wayne State University

• MBA, Harvard Business School

Other Boards / Organizations

• Mike Ilitch School of Business at Wayne State University, Board member

• Wayne State University Foundation, Investment Committee Member

• Think Together, Board member

• Urban Land Institute, Pension Real Estate Association, Member

• National Multi Housing Council, Member

Committees

• Audit

• Compensation and Human Resources

• Nominating, Environmental, Social, and Governance, Chair

• Investment

PATRICIA L. GIBSON Founding Principal and CEO, Banner Oak Capital Partners Age: 60 Independent Director since 2020

Experience

• Founding Principal and CEO, Banner Oak Capital Partners, a fully integrated, independent investment management platform and Registered Investment Advisor with $5 billion in assets under management (2016 – present)

• President, Hunt Realty Investments, where she led the commercial real estate investment management activities for the Hunt family of companies (2010 – 2016); Senior Vice President (1997 – 2010)

• Senior positions, Goldman Sachs’ real estate subsidiary, (1994 – 1997)

• Began real estate investment career at The Travelers Realty Investment Company on the debt and equity side of the business (1985 – 1994)

Qualifications

• Real Estate, Investment and Finance, Capital Markets, Asset Management and Financial Expertise and Literacy gained through her experience at Banner Oak, where Ms. Gibson oversees all investment activity and is responsible for establishing and implementing the firm’s strategic direction, as well as her time at Hunt Realty Investment where she was responsible for the growth of an extensive and diverse portfolio of direct-owned strategic assets totaling over $3 billion, including a strategic venture with a major pension fund dedicated to investments in real estate operating platforms, and her time at Goldman Sachs overseeing portfolio management and the capital market efforts for over $4 billion in commercial real estate assets

• Ms. Gibson also brings expertise in Business Operations and Talent Development and Management

Education

• BS, Finance, Fairfield University

• MBA, University of Connecticut

• Chartered Financial Analyst

Other Boards / Organizations

• RLJ Lodging Trust (since 2017)

• Pacolet Milliken Enterprises, a private investment company focused on energy and real estate

• Urban Land Institute, Member

• Industrial and Office Parks Red Council, formerly Vice Chair

• Executive Council of the University of Texas Real Estate Finance Council, Member

• National Association of Real Estate Investment Managers, Member & previous Chairman

Committees

• Audit

• Compensation and Human Resources

• Nominating, Environmental, Social, Governance

• Investment, Chair

JAY PAUL LEUPP Co-Founder, Managing Partner, and Senior Portfolio Manager, Terra Firma Asset Management Age: 59 Independent Director since 2020

Experience

• Co-Founder, Managing Partner, and Senior Portfolio Manager, Real Estate Securities, Terra Firma Asset Management (2020 – present)

• Managing Director and Portfolio Manager/Analyst, Global Real Estate Securities, Lazard Asset Management (2011 – 2020).

• Founder, President and Chief Executive Officer, also served as the Senior Portfolio Manager for real estate securities mutual funds, Grubb & Ellis Alesco Global Advisors (2007 – 2011 when sold to Lazard)

• Managing Director, Real Estate Equity Research, RBC Capital Markets, an investment banking group of the Royal Bank of Canada (2002 – 2006)

• Managing Director, Real Estate Equity Research, Robertson Stephens & Co. Inc., an investment banking firm (1994 – 2002).

• Vice President, Staubach Company (1991 – 1994)

• Development Manager, Trammell Crow Residential, one of the nation’s largest developers of multifamily housing (1989 – 1991)

• Senior Accountant (CPA), KPMG Peat Marwick 1985-1987.

Qualifications

• Capital Markets, Investment and Finance, Real Estate, and Development gained through his over 28 years of experience as a Portfolio Manager and Managing Director focused on investments in real estate securities and leasing, acquisition and financing of commercial real estate; Mr. Leupp also brings Corporate Governance experience gained through his public and private board service

• Mr. Leupp brings additional expertise in Accounting and Auditing for Large Business Organizations, Business Operations, Financial Expertise and Literacy, Property / Asset Management and Operations, and Talent Development and Management. Mr. Leupp is a Certified Public Accountant (Inactive Status)

Education

• BS, Business Administration, Santa Clara University

• MBA, Harvard Business School

Other Boards / Organizations

• Health Care Realty (since 2020)

• Marathon Digital Holdings (since 2021)

• G.W. Williams Company (private)

• The Policy Board of the Fisher Center for Real Estate at the University of California, Berkeley, Member

• Santa Clara University’s Trustee Finance Committee, Member

• AICPA, Member

Committees

• Audit, Chair

• Compensation and Human Resources

• Nominating, Environmental, Social, and Governance

• Investment

ROBERT A. MILLER President, RAMCO Advisors LLC Age: 77 Independent Director since 2007

Experience

• President of RAMCO Advisors LLC, an investment advisory and business consulting firm (2012 – present)

• Executive Vice President and Chief Operating Officer, International, Marriott Vacations Worldwide Corporation (2011 – 2012)

• President, Marriott Leisure (1997 – 2011)

• President (1988 – 1997), Executive Vice President & General Manager (1984 to 1988), Marriott Vacation Club International

• Co-Founder, President and Chief Operating Officer, American Resorts, Inc. (1978 – 1984 when sold to Marriott)

• Served for five years as an accountant, Arthur Young & Company

Qualifications

• Business Operations, Property / Asset Management and Operations, Marketing and Branding, Sales, Development, Finance and Investment, and Accounting and Auditing for Large Business Organizations through his 44 years as a successful real estate entrepreneur, corporate executive and consultant

• Mr. Miller also provides expertise related to Financial Expertise and Literacy and Talent Development and Management

Education

• BSBA, University of Florida

Other Boards / Organizations

• AIR (2020 – 2021)

• Welk Hospitality Group (2016 – 2021)

• American Resort Development Association, Director and past Chairman

• Urban Land Institute, Member

Committees

• Audit

• Compensation and Human Resources

• Nominating, Environmental, Social, and Governance

• Investment

DEBORAH SMITH Co-Founder and CEO, The CenterCap Group Age: 50 Independent Director since 2021

Experience

• Co-Founder and CEO, The CenterCap Group, a boutique investment bank providing strategic M&A advisory, capital-raising and consulting related services to private and public sector companies and fund managers across the real assets industry (2009 – present); also serves as Chief Executive Officer of the firm’s two wholly owned subsidiaries, CC Securities (since 2011) and CenterCap Advisors (since 2019)

• Co-Head of Mergers and Acquisitions and Senior Managing Director, CB Richard Ellis Investors, where she also served on the Global Leadership Team, which oversaw execution of strategies and best practices (2007 – 2009)

• Served as an investment banker with Lehman Brothers, Wachovia Securities, and Morgan Stanley

• Ms. Smith is a frequent speaker at industry conferences and author of numerous industry articles for real estate focused publications.

Qualifications

• Investment and Finance, Capital Markets, Corporate Transactions, Business Strategy & Operations, Real Estate, and Marketing gained through her experience as a Co-Founder and CEO at The CenterCap Group where Ms. Smith heads the firm’s Strategic Capital, Mergers & Acquisitions and Execution efforts, as well as her role as an investment banker at various firms; Ms. Smith has been involved in more than $100 billion of mergers, acquisitions and restructuring transactions and over $500 million of private capital raising assignments to support GP and LP positions for middle-market restructuring, acquisition and development projects across the retail, multifamily, office, hotel and industrial sectors

• Ms. Smith also brings expertise in Financial Expertise and Literacy, Legal, and Talent Development and Management

Education

• Bachelor of Economics, with honors, University of Sydney

• Bachelor of Law, with honors, University of Sydney

Other Boards / Organizations • None Committees • Audit • Compensation and Human Resources • Nominating, Environmental, Social, and Governance • Investment

R. DARY STONE Chairman of the Board President and CEO, R. D. Stone Interests Age: 69 Independent Director since 2020

Experience

• President and Chief Executive Officer, R. D. Stone Interests (1990 – present)

• Served as President of multiple real estate companies (1988 – present), including President and COO of Cousins Properties, an NYSE listed REIT

Qualifications

• Investment and Finance, Real Estate, Development, Property / Asset Management and Operations, Capital Markets gained through his over 30-year career investing and developing a variety of projects and joint ventures including the operation and management of one of the country’s largest master planned developments and other large commercial real estate projects and success in getting zoning changes that allowed for multifamily and other non-office uses where prior zoning was commercial

• Mr. Stone also brings expertise in Business Operations, Corporate Governance, Financial Expertise and Literacy, and Talent Development and Management

Education

• Tulane University and Baylor University

• JD, Baylor University Law School

Other Boards / Organizations

• Cousins Properties (2011 – 2016 and currently since 2018)

• Tolleson Wealth
Management, a privately held wealth management firm, and Tolleson Private Bank (since 2003; Audit Chairman)

• Former Regent, Baylor University; Chairman (2009 - 2011)

• Hunt Companies, Inc (2015 – 2016)

• Parkway, Inc (2016 – 2017)

• Lone Star Bank (former)

• Former Chairman, Banking Commission of Texas (previously known as the Texas State Finance Commission)

Committees

• Audit

• Compensation and Human Resources

• Nominating, Environmental, Social, and Governance

• Investment

JAMES P. SULLIVAN Age: 61 Independent Director since 2022

Experience

• Senior Advisor – Research, Green Street Advisors (2020)

• President, Green Street Advisory Group (2014-2019)

• Head of North American REIT Research, Green Street Advisors (2010-2014)

• Managing Director/Senior REIT Analyst, Green Street Advisors (1994-2009)

• Prior to Green Street, served as a real estate investment banker and construction lender at Bank of America and Manufacturers Hanover Trust Company

Qualifications

• Real Estate, Capital Markets, Investment and Finance, gained through his 26-year career at Green Street Advisors, the preeminent independent research and advisory firm concentrating on the commercial real estate industry. During his first 20 years at Green Street, Mr. Sullivan was a REIT analyst, and he managed the firm's REIT research team for five years. He then served for five years as President of Green Street's Advisory Group, providing strategic advice to commercial real estate owners and investors around the world. In his final year at Green Street, Mr. Sullivan was a Senior Advisor to Green Street's research team, helping to foster best practices across the firm's public and private market research groups.

• Mr. Sullivan brings additional expertise in Accounting and Auditing for Large Business Organizations, Business Operations, Corporate Governance, Financial Expertise and Literacy, and Operations, and Talent Development and Management

Education

• BA, Economics, Duke University

•  MBA, Finance and Real Estate, Columbia University

Other Boards / Organizations

• The James Campbell Company (2022 - present; member of Compensation and Audit Committees)

• Bixby Land Company (2016-present; Compensation Committee Chairman, Audit Committee member)

Committees

• Audit

• Compensation and Human Resources

• Nominating, Environmental, Social, and Governance

• Investment

KIRK A. SYKES Co-Managing Partner, Accordia Partners Age: 64 Independent Director since 2020

Experience

• Co-Managing Partner, Accordia Partners, LLC, a real estate development company (2014 – present)

• President, Primary Corporation, a real estate company that owns commercial real estate (1993 – present)

• President and Managing Director, Urban Strategy America Fund, LLP, a New Boston real estate investment fund (2005 – 2014)

Qualifications

• Real Estate, Investment and Finance, Development, Capital Markets, Marketing and Branding, Property / Asset Management and Operations, Financial Expertise and Literacy, gained through his experience at real estate development and commercial real estate companies, as well as his time at a real estate focused investment fund, and perspective gained during his tenure as Chairman of the Federal Reserve Bank of Boston and other roles including service on Fleet Bank and BankBoston’s Community Bank Advisory Boards

• Mr. Sykes also brings expertise in Corporate Governance and Talent and Development

Education

• B. Arch., Cornell University

• Graduate, The Harvard Business School Owner and President Management Program

Other Boards / Organizations

• Ares Commercial Real Estate Corporation (2017-2019)

• Natixis Loomis Sayles Funds, Board of Trustees. Trustee, Audit & Governance Committee Member (2019 – Present)

• Federal Reserve Bank of Boston External Diversity Advisory Board, Member (2010 – Present)

• Real Estate Executive Council Emeritus Board, (Former-Chairman)

• NAIOP Massachusetts Board Management Committee, Member

• The Federal Reserve Bank of Boston, Former Member (2008 – 2014) and Chairman (2012 – 2014)

Committees

• Audit

• Compensation and Human Resources, Chair

• Nominating, Environmental, Social, and Governance

• Investment

Summary of Director Qualifications and Expertise

Below is a summary of the qualifications and expertise of the directors, including expertise relevant to Aimco’s business.

Summary of Director Qualifications and Expertise	Mr. Powell	Mr. Allen	Ms. Gibson	Mr. Leupp	Mr. Miller	Ms. Smith	Mr. Stone	Mr. Sullivan	Mr. Sykes
Accounting and Auditing for Large Business Organizations				●	●			●
Business Operations	●	●	●	●	●	●	●	●	●
Capital Markets	●	●	●	●		●	●	●	●
Corporate Governance	●	●		●			●	●	●
Development	●	●		●	●		●		●
Executive	●	●	●	●	●	●	●		●
Financial Expertise and Literacy	●	●	●	●	●	●	●	●	●
Information Technology
Investment and Finance	●	●	●	●	●	●	●	●	●
Legal						●
Marketing and Branding					●	●			●
Property / Asset Management and Operations	●		●	●	●		●		●
Real Estate	●	●	●	●	●	●	●	●	●
Talent Development and Management	●	●	●	●	●	●	●	●	●
Demographics
Race/Ethnicity
African American		●							●
Asian/Pacific Islander
White/Caucasian	●		●	●	●	●	●	●
Hispanic/Latino
Native American
Gender
Male	●	●		●	●		●	●	●
Female			●			●

Meetings and Committees

The Board held nine meetings during the year ended December 31, 2022. During 2022, there were the following five committees: Audit; Compensation and Human Resources; Nominating, Environmental, Social, and Governance; Investment; and Aimco-AIR Transactions. During 2022, no director attended fewer than 75% of the aggregate total number of meetings of the Board and each committee on which such director served.

The Corporate Governance Guidelines, as described below, provide that the Company generally expects that the Chairman of the Board will attend all annual and special meetings of the stockholders. Other members of the Board are not required to attend such meetings. All of the then-members of the Board attended the Company’s 2022 Annual Meeting of Stockholders, including the Chairman of the Board, and the Company anticipates that the full Board will attend the annual meeting this year.

Below is a table illustrating the current standing committee memberships and chairmen. Additional detail on each committee follows the table.

Director	Audit Committee	Compensation and Human Resources Committee	Nominating, Environmental, Social, and Governance Committee	Investment Committee
Quincy L. Allen	●	●	†	●
Patricia L. Gibson	●	●	●	†
Jay Paul Leupp	†	●	●	●
Robert A. Miller	●	●	●	●
Wes Powell	̶	̶	̶	̶
Deborah Smith	●	●	●	●
R. Dary Stone*	●	●	●	●
James P. Sullivan	●	●	●	●
Kirk A. Sykes	●	†	●	●

__________

● indicates a member of the committee

† indicates the committee chairman

* indicates the Chairman of the Board

Audit Committee

The Audit Committee currently consists of the eight independent directors (Messrs. Allen, Leupp, Miller, Stone, Sullivan, and Sykes and Mses. Gibson and Smith) (the "Independent Directors"). Mr. Leupp serves as the chairman of the Audit Committee. The Audit Committee has a written charter that is reviewed annually and was last amended in September 2022. In addition to the work of the Audit Committee, the chairman has regular and recurring conversations with Ms. Stanfield, Aimco’s Chief Financial Officer (“CFO”), Ms. Johnson, Aimco’s Chief Administrative Officer (“CAO”), the head of Aimco’s internal audit function, and representatives of Ernst & Young LLP. The Audit Committee’s charter is posted on Aimco’s website (www.aimco.com) and is also available in print to stockholders, upon written request to Aimco’s Corporate Secretary.

The Audit Committee’s responsibilities are set forth in the following chart.

Audit Committee Responsibilities	Accomplished In 2022

Oversees Aimco’s accounting and financial reporting processes and audits of Aimco’s financial statements.	✓

Directly responsible for the appointment, compensation, and oversight of the independent auditors and the lead engagement partner and makes its appointment based on a variety of factors.	✓

Reviews the scope, and overall plans for and results of the annual audit and internal audit activities.	✓

Oversees management’s negotiation with Ernst & Young LLP concerning fees, and exercises final approval over all Ernst & Young LLP fees.	✓

Consults with management and Ernst & Young LLP with respect to Aimco’s processes for risk assessment and enterprise risk management. Areas involving risk that are reported on by management and considered by the Audit Committee, the other Board committees, or the Board, include: operations, liquidity, leverage, finance, financial statements, the financial reporting process, accounting, legal matters, regulatory compliance, information technology and data protection, sustainability, climate risk, ESG, compensation, succession planning, and human resources and human capital.

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

✓

Performs an annual review of the lead engagement partner of the Company’s independent auditor and the potential successors for that role.	✓

Periodically evaluates independent audit service providers.	✓

Reviews and discusses periodic reports from management pertaining to information technology security and controls.	✓

The Audit Committee held eight meetings during the year ended December 31, 2022. As set forth in the Audit Committee’s charter, no director may serve as a member of the Audit Committee if such director serves on the audit committee of more than two other public companies, unless the Board determines that such simultaneous service would not impair the ability of such director to effectively serve on the Audit Committee. No member of the Audit Committee serves on the audit committee of more than two other public companies.

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

Compensation and Human Resources Committee

The Compensation and Human Resources Committee currently consists of the eight Independent Directors. Mr. Sykes serves as the chairman of the Compensation and Human Resources Committee. The chairman meets regularly with Ms. Johnson, Aimco’s CAO. The Chairman also has regular conversations with the Compensation and Human Resources Committee’s independent compensation consultant, Willis Towers Watson, and outside counsel with expertise in executive compensation and compensation governance related matters. The Compensation and Human Resources Committee has a written charter that is reviewed annually and was last amended in April 2022. The Compensation and Human Resources Committee’s charter is posted on Aimco’s website (www.aimco.com) and is also available in print to stockholders, upon written request to Aimco’s Corporate Secretary.

The Compensation and Human Resources Committee’s responsibilities are set forth in the following charts.

Compensation and Human Resources Committee Responsibilities	Accomplished In 2022

Responsible for succession planning in all leadership positions, both in the short term and the long term, with particular focus on CEO and key person succession.	✓

Oversees the Company’s management of the talent pipeline process.	✓

Oversees the goals and objectives of the Company’s executive compensation plans.	✓

Annually evaluates the performance of the CEO.	✓

Determines the CEO’s compensation.	✓

Negotiates and provides for the documentation of any employment agreement (or amendment thereto) with the CEO, as applicable.	✓

Reviews and approves the decisions made by the CEO as to the compensation of the other executive officers.	✓

Approves and grants equity compensation.	✓

Reviews and discusses the Compensation Discussion & Analysis with management.	✓

Oversees the Company’s submission to a stockholder vote of matters relating to compensation, including advisory votes on executive compensation and the frequency of such votes, incentive and other compensation plans, and amendments to such plans.

✓

Considers the results of stockholder advisory votes on executive compensation and takes such results into consideration in connection with the review and approval of executive officer compensation.	✓

Reviews stockholder proposals and advisory stockholder votes relating to executive compensation matters and recommends to the Board the Company’s response to such proposals and votes.	✓

Reviews compensation arrangements to evaluate whether incentive and other forms of pay encourage unnecessary or excessive risk taking.	✓

Reviews and approves the terms of any compensation “claw back” or similar policy or agreement between the Company and the Company’s executive officers.	✓

Reviews periodically the goals and objectives of the Company’s executive compensation plans and recommends that the Board amend these goals and objectives if appropriate.	✓

In coordination with the Nominating, Environmental. Social, and Governance Committee, oversees the Company’s policies and strategies related to human capital.	✓

Compensation and Human Resources Committee Responsibilities	Accomplished In 2022

Oversees the Company’s culture, with a particular focus on collegiality, collaboration, and team-building.	✓

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

The Compensation and Human Resources Committee held five meetings during the year ended December 31, 2022.

Nominating, Environmental, Social, and Governance Committee

The Nominating, Environmental, Social, and Governance Committee currently consists of the eight Independent Directors. Mr. Allen serves as the chairman of the Nominating, Environmental, Social, and Governance Committee. The Nominating, Environmental, Social, and Governance Committee has a written charter that is reviewed annually and was last amended in September 2022. The Committee’s charter is posted on Aimco’s website (www.aimco.com) and is also available in print to stockholders, upon written request to Aimco’s Corporate Secretary.

The Nominating, Environmental, Social, and Governance Committee’s responsibilities are set forth in the following chart.

Nominating, Environmental, Social, and Governance Committee Responsibilities	Accomplished In 2022

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

Oversees the Company’s policies and strategies related to environmental, social, and corporate responsibility matters, including climate-related risks and opportunities and human rights, in coordination with the other standing committees of the Board.

✓

Evaluates relevant, current, and emerging environmental, social, and corporate responsibility risks, opportunities, and trends that may materially impact or be of significance to the business, operations, or performance of the Company, reviews and assesses with management third-party rating reports and scores of the Company on environmental, social, and corporate responsibility matters, reviews with management the Company’s communications strategy on such matters, and develops appropriate recommendations for the Board.

✓

Receives updates from the Company’s management regarding material environmental, social, and corporate responsibility activities, practices, policies, and procedures.	✓

Oversees the Company’s disclosure on environmental, social, and governance matters.	✓

Reviews annually the Company’s public policy advocacy efforts and political and charitable contributions.	✓

The Nominating, Environmental, Social, and Governance Committee held four meetings during the year ended December 31, 2022.

Investment Committee

The Investment Committee currently consists of the Independent Directors and non-management directors. Ms. Gibson serves as the chairman of the Investment Committee. The Investment Committee’s purpose is to provide oversight and guidance to the Company’s management regarding investment decisions. The Investment Committee held five meetings during the year ended December 31, 2022.

Aimco-AIR Transactions Committee

The Aimco-AIR Transactions Committee consisted of Ms. Gibson, Mr. Leupp, and Ms. Smith. Ms. Gibson served as the chairman of the Aimco-AIR Transactions Committee until it was disbanded on February 1, 2023. The purposes of the Aimco-AIR Transactions Committee were to ensure transactions between Aimco and AIR are on an arms-length basis and on commercially reasonable terms. The Aimco-AIR Transactions Committee met regularly with members of Aimco’s senior leadership. Due to reduced transaction activity with AIR, the responsibilities of the Aimco-AIR Transactions Committee were moved to the Investment Committee effective February 1, 2023, and the Aimco-AIR Transactions Committee was disbanded accordingly.

The following table sets forth the number of meetings held by the Board and each committee during the year ended December 31, 2022.

	Board	Non-Management Directors	Audit Committee	Compensation and Human Resources Committee	Nominating and Corporate Governance Committee	Investment Committee	Aimco-AIR Transactions Committee

Number of Meetings	9	5*	8	5	4	5	5**

* Included one meeting of only the Independent Directors.

** Due to reduced transaction activity with AIR, the responsibilities of the Aimco-AIR Transactions Committee were moved to the Investment Committee effective February 1, 2023.

THE GOVERNANCE OF OUr BOARD

This chart provides a summary overview of Aimco’s governance practices, each of which is described in more detail in the information that follows.

What Aimco Does

Supermajority Independent Board. Eight of the nine directors, or 89% of the directors, are independent.

Independent Standing Committees. Only independent directors serve on the Audit, Compensation and Human Resources, and Nominating, Environmental, Social, and Governance Committees.

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

Regular Access to and Involvement with Management. In addition to regular access to management during Board and committee meetings, the independent directors have ongoing, direct access to members of management and to the Aimco business. This includes the Audit Committee chairman’s active and regular engagement with accounting staff and the Aimco auditors, the Compensation and Human Resources Committee chairman’s continuing involvement with compensation and personnel matters, the Nominating, Environmental, Social, and Governance Committee chairman’s participation in director recruitment and other governance matters, and Mr. Stone’s frequent involvement with Mr. Powell with respect to strategy, agenda setting, board materials, and policy matters.

Engaged Board. In addition to regular access to management, the non-management directors meet at least quarterly and receive written updates from the CEO regularly.

Stockholder Engagement. Under the direction of the Board and including participation by Board members when requested by stockholders, Aimco systematically and at least annually canvasses its largest stockholders, those holding approximately two-thirds of outstanding Aimco shares, concerning compensation, governance, and other ESG matters.

Director Stock Ownership. By the completion of five years of service from the time of the Separation or from joining the Board, a non-management director is expected to own equity having a value of at least five times the annual cash retainer for independent directors.

What Aimco Does

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

Majority Voting with a Resignation Policy. In an uncontested election, Aimco requires its directors to be elected by a majority of the votes cast. Directors failing to get a majority of the votes cast in an uncontested election are expected to tender their resignation.

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

Our Executive Officers

The executive officers of the Company, their ages, dates they were first elected as an executive and their positions are set forth below.

Name	Age	First Elected	Position

Wes Powell	43	January 2018	Director (Class III), President and Chief Executive Officer

H. Lynn C. Stanfield	48	October 2018	Executive Vice President and Chief Financial Officer

Jennifer Johnson	50	December 2020	Executive Vice President, Chief Administrative Officer and General Counsel

For more information about Wes Powell, please see the Board of Directors section. Biographical summaries of our other executive officers are set forth below.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS (CD&A)

This CD&A addresses the following:

•
Stockholder Engagement;
•
Overview of Aimco’s Pay-for-Performance Philosophy
•
Overview of Aimco's Post-Separation and 2022 Performance Results;
•
Summary of Executive Compensation Program and Governance Practices;
•
What We Pay and Why: Components of Executive Compensation;
•
Total Compensation for 2022;
•
Other Compensation;
•
Post-Employment Compensation and Employment and Severance Arrangements;
•
Other Benefits; Perquisite Philosophy;
•
Stock Ownership Guidelines and Required Holding Periods After Vesting;
•
Role of Outside Consultants;
•
Base Salary, Incentive Compensation, and Equity Grant Practices;
•
2023 Compensation Targets; and
•
Accounting Treatment and Tax Deductibility of Executive Compensation.

Stockholder Engagement

The Compensation and Human Resources Committee (the “Committee”) and Aimco management remain committed to extensive engagement with stockholders as part of ongoing efforts to formulate and implement an executive compensation program designed to align the long-term interests of our executive officers with those of our stockholders. In 2021 and 2022, we engaged with stockholders representing more than 80% of our outstanding shares on a broad range of topics, including executive compensation. The Company continued to receive broad support from stockholders on its executive compensation program, including the program's structure, the program's alignment with pay and performance, the quantum of compensation delivered under the program, and the level of disclosure.

OVERview of Aimco’s Pay-for-Performance Philosophy

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

OVERview of Aimco’s POST-SEPARATION and 2022 Performance Results

Aimco has achieved significant accomplishments and produced superior returns since the Separation as summarized below.

Secured significant future development opportunities in key target markets of Southeast Florida, Washington, D.C. Metro Area, and Colorado's Front Range, more than tripling Aimco's controlled pipeline to 14 million square feet

Sourced third party capital and entered into strategic partnership with Alaska Permanent Fund Corporation to provide Limited Partner equity capital for up to $1 billion of Aimco-led multifamily development projects

Created $100 million of value from the monetization of successfully executed development and redevelopment projects totaling 865 residential units	Repurchased approximately 3.5 million shares in 2022 and increased the Company’s share repurchase authorization from 10 million to 15 million shares

Refinanced or retired more than $1 billion of near-term liabilities and eliminated substantially all floating rate exposure. Today, Aimco's property debt is primarily fixed-rate loans on stabilized properties with an average term to maturity of 8.2 years. Aimco's construction loans are primarily floating rate with in-place hedges that protect against rising interest rates.

Sold three stabilized multifamily assets, a development land parcel, and a partial interest in life science developer IQHQ, unlocking $284 million of asset value which exceeded the values used in Aimco's internal NAV estimate

Total stockholder returns

of 30%

since the separation from AIR Communities in December 2020 through December 31, 2022, outperforming peers[2] and the FTSE Apartment Equity Index, the MSCI U.S. REIT Index, the Russell 2000, and the S&P 500

1 Returns measured from December 14, 2020, the date of when-issued trading for Aimco post-separation from AIR.

2 Peer group consists of: Armada Hoffler Properties, Inc.; Centerspace (formerly known as Investors Real Estate Trust); Clipper Realty, Inc.; Elme Communities (formerly known as Washington Real Estate Investment Trust); Five Point Holdings, LLC; Forestar Group, Inc.; Howard Hughes Corp.; Independence Realty Trust, Inc.; JBG SMITH Properties; Stratus Properties, Inc.; The St. Joe Company; Tejon Ranch Co.; and Veris Residential (formerly known as Mack-Cali Realty Corp). Total shareholder return for this group was determined using the simple average total shareholder return for these companies.

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

Maintains stock ownership guidelines and holding periods after vesting until ownership guidelines are met. Aimco has the following minimum equity ownership requirements: CEO – five times base salary; and other executive officers – three times base salary.

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

Provide excise tax gross-up payments. The Company does not have, and will not enter into, any contractual arrangements that include excise tax gross-up payments.

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

LTI compensation directly ties the interests of executives to the interests of our stockholders, and comprises a substantial proportion of compensation for Aimco NEOs, as follows:

CEO 2022 Target Pay Mix	OTHER NEOs 2022 TARGET PAY MIX

CEO Pay Overview

The Committee determines the compensation for the CEO. In setting Mr. Powell’s target total compensation for 2022, the Committee considered, among other things, the peer group compensation data as discussed below and Mr. Powell’s relevant expertise and experience. Because Mr. Powell was relatively new to his position, having been promoted to CEO in December 2020, the Committee set his target total compensation at approximately 72% of the median for the peer group. The Committee devised a compensation plan for Mr. Powell that resulted in approximately 24% base salary, 29% based on Aimco’s performance against its 2022 corporate goals, and 47% based on relative TSR. Mr. Powell’s target compensation mix is illustrated as follows:

In addition to reviewing the performance of, and determining the compensation for, the CEO, the Committee also reviews and approves the decisions made by the CEO as to the compensation of Aimco’s other executive officers. Base salary, target STI, and target LTI are generally set near the median base salary, target STI, and target LTI for peer comparators.

How peer comparators are identified

The Committee, with the advice of its independent executive compensation consultant, developed a peer group for purposes of benchmarking NEO compensation based on industry and business strategy. The peer group ranged from 0.5x to 2.5x Aimco's total capitalization, with Aimco at the 41st percentile, and with Aimco at the 51st and 60th percentile based on total and gross depreciable assets, respectively. Based on this analysis, Aimco included as “peers” for 2022 target compensation the following 12 real estate companies:

Peer Group

Armada Hoffler Properties, Inc.	Independence Realty Trust, Inc.

Bluerock Residential Growth REIT, Inc.	JBG SMITH Properties

Centerspace	Mack-Cali Realty Corp. (now Veris Residential, Inc.)

Clipper Realty, Inc.	Seritage Growth Properties

Five Point Holdings, LLC	The St. Joe Co.

Forestar Group Inc.	Washington REIT (now Elme Communities)

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

Multiple performance metrics. Aimco had five corporate goals for 2022. In addition, through Aimco’s performance management program, Managing Aimco Performance, or MAP, which sets and monitors performance objectives for every team member, each team member had several different individual performance goals that are set at the beginning of the year and approved by management. Mses. Stanfield and Johnson had an average of six individual goals for 2022. Having multiple performance metrics inherently reduces excessive or unnecessary risk-taking, as incentive compensation is spread among a number of metrics rather than concentrated in a few.

Total Compensation for 2022

For 2022, total compensation is the sum of base compensation earned in 2022, STI earned in 2022, and LTI awards granted in 2022.

Base Compensation for 2022

For 2022, Mr. Powell’s base compensation was $550,000, approximately 76% of the median for CEOs in Aimco’s peer group. For 2022, Ms. Stanfield’s base compensation was $450,000 and base compensation for Ms. Johnson was set at $395,000.

Short-Term Incentive Compensation for 2022

The Committee determined Mr. Powell’s STI by the extent to which Aimco met five designated corporate goals, which are described below and are referred to as Aimco’s Key Performance Indicators, or KPIs.

For the other NEOs, calculation of STI was determined by two components: Aimco’s performance against the KPI; and each officer’s achievement of her individual MAP goals. For example, if an executive’s target STI was $400,000 and weighted 50% on KPIs, then 50% of that amount, or $200,000, varied based on KPI results and 50% of that amount, or $200,000, varied based on MAP results. As actual KPI results were 162.00% of target in 2022, then the executive would receive 162.00% of $200,000 ($324,000) for the KPI portion of her STI, and if MAP results were 100%, such hypothetical executive would receive 100% of the $200,000, for a total STI payment of $524,000.

Aimco’s 2022 KPIs reflected Aimco’s publicly communicated areas of strategic focus, as set forth below. Specifically, Aimco’s KPIs consisted of the following six corporate goals that were reviewed with, and approved by, the Committee, each weighted as described.

CORPORATE GOALS

Portfolio Management (10% of KPI)

Based on 2022 NOI performance of stabilized portfolio, dispositions and monetization of investments, and alternative investment performance

Development and Redevelopment (30% of KPI)

Based on development and redevelopment execution as compared to the 2022 budget and plan

Capital Deployment and Allocation (30% of KPI)

Based on the deployment and allocation of capital into the existing pipeline of previously identified and/or controlled investment opportunities and into newly identified value-add opportunities

Balance Sheet (20% of KPI)

Based on execution of the debt and third-party equity financing plan for 2022, maintaining abundant liquidity, and other balance sheet activities that strengthen Aimco's balance sheet and add financial flexibility

Human Capital and Environmental. Social, and Governance (ESG) (10% of KPI)

Based on team retention and team engagement scores and 2022 progress against ESG objectives

These goals aligned executive officers with the publicly communicated, long-term goals of the Company without encouraging them to take unnecessary and excessive risks. Threshold performance paid out at 50%; target performance paid out at 100%; and maximum performance paid out at 200%.

For some goals, where performance was between threshold and target or between target and maximum, the amount of the payout was interpolated.

The following is a tabular presentation of the performance criteria and results for 2022, explained in detail in the paragraphs that follow:

Performance Measures	Goal Weighting	Threshold 50%	Target 100%	Maximum 200%	Actual	Payout

Portfolio Management

2022 NOI performance of stabilized portfolio as compared to 2022 Budget, dispositions and monetization of investments, and alternative investment performance.	10%	For stabilized portfolio, threshold performance equated to 5% less than budgeted NOI	For stabilized portfolio, target performance equated to budgeted NOI. For dispositions and monetization of investments, target performance equated to cancellation of Aimco's leasehold interest in Prism in Cambridge, MA, and 707 Leahy in Redwood City, CA.	For stabilized portfolio, maximum performance equated to more than 5% above budgeted NOI

Stabilized property NOI, was more than 5% above budgeted NOI. Following the successful development and lease-up of 707 Leahy in Redwood City, CA, Prism in Cambridge, MA, Flamingo Point North Tower in Miami Beach, FL, and The Fremont on the Anschutz Medical Campus in Aurora, CO, Aimco and AIR canceled Aimco’s leasehold interest in each property on September 1, 2022. In return for the termination of the leases, Aimco received proceeds of $200M, resulting in value creation, net of costs, of approximately $100M, which was realized approximately 18 months earlier than anticipated. Exited the Seattle market, closing on the sales of two apartment communities for a total of $122M, and sold Pathfinder Village in Fremont, CA, for $127M. Aimco's joint venture in Fort Lauderdale, FL (described below) monetized a portion of its investment by closing on the sale of one of three parcels it acquired in 1Q 2022 for development along Broward Avenue. The 0.8 acre parcel was sold for $18.3M, approximately double the original purchase price per acre. Redeemed 22% of our passive equity investment in IQHQ, receiving proceeds of $16.5M from the sale, resulting in a greater than 50% IRR over the hold period for this portion of our investment.

						20.00%

Development and Redevelopment

Achieve budgeted/forecasted expectations on timing and costs for development/redevelopment projects and rents compared to underwriting.	30%	—	Based on completion of projects on time and on budget, and achievement of year-end occupancy and rental rates consistent with the 2022 budget and plan.	—	Aimco's eight development and redevelopment projects were on track as measured by budget and lease-up metrics. Completed construction and/or lease up of 707 Leahy in Redwood City, CA, Prism in Cambridge, MA, Flamingo Point North Tower in Miami Beach, FL, and The Fremont on the Anschutz Medical and Life Sciences Campus in Aurora, CO. Aimco and its joint venture partner began construction on 220-apartment home development at Strathmore Square in Bethesda, MD.	34.00%

Capital Deployment and Allocation

Deployment and allocation of capital into the existing pipeline of previously identified and/or controlled investment opportunities and into newly identified value-add opportunities.	30%	—	Based on the deployment and allocation of capital consistent with the 2022 Budget into the existing pipeline of previously identified and/or controlled investment opportunities and into newly identified value-add opportunities.	—

Invested $279.4M in development and redevelopment projects. Formed a joint venture for the construction of approximately 1M square feet of mixed-use development in the Edgewater neighborhood of Miami, FL. Aimco has a 20% share of the joint venture, which includes the initial contribution of an eighth of an acre of land that Aimco purchased for $1.7M in January 2022. Executed a joint venture agreement to act as a co-GP on the development of a phased multifamily community at Strathmore Square in Bethesda, MD. Closed on the purchase of three development parcels for $100M in the Flagler Village neighborhood of Fort Lauderdale, FL. The nine-acre assemblage allows for approximately 3M square feet of phased, mixed-use development. Closed on a $1.8M purchase of a land option Aimco controlled for multifamily development on the Anschutz Medical Campus in Aurora, CO.

						50.00%

Balance Sheet

Financing activities, maintaining abundant liquidity, and other activities that strengthen Aimco’s balance sheet and add financial flexibility.	20%	—	Based on execution of the debt and third-party equity financing plan for 2022, maintaining abundant liquidity, and other balance sheet activities that strengthen Aimco's balance sheet and add financial flexibility.	—

Retired or refinanced more than $1B of near-term liabilities, improving our balance sheet, which is now comprised of primarily fixed-rate loans on stabilized properties with an average term to maturity of 8.2 years. Aimco's construction loans are primarily floating rate with in-place hedges that protect against rising interest rates. In July 2022, completed the early repayment of $534M of notes due to AIR, originally scheduled to mature in January 2024. Entered into a strategic partnership with Alaska Permanent Fund Corporation to provide Limited Partner equity capital for up to $1B of Aimco-led multifamily development projects. At December 31, 2022, Aimco had access to $379.8M, including $206.5M of cash on hand, $23.3M of restricted cash, and the capacity to borrow up to $150M on its revolving credit facility. As of December 31, 2022, 98% of Aimco's total debt was either fixed rate or hedged with interest rate cap protection. Aimco's interest hedging instruments, purchased to provide protection against increases in interest rates, were valued at $62.3M versus a cost basis of $18M.

40.00%

Human Capital & Environmental, Social, and Governance (ESG)

Progress Against Human Capital and ESG Objectives	10%	—	Based on team retention and team engagement scores and achievement of 2022 ESG plan.	—

Retained 100% of officer team and reduced overall voluntary turnover by more than half year-over-year (from 31% voluntary turnover in 2021 to 14% in 2022). Team engagement was 4.52 (up from 4.21 in 2021), a new Aimco record, based on a response rate of 91%. Recognized as a “Healthiest Employer” by Denver Business Journal, South Florida Business Journal, and Healthiest Employers of Greater Washington, D.C., and certified as a “Great Place to Work.” Refreshed ESG policies, adopted a new human rights policy, performed first-time climate risk assessments, and began reporting to the Task Force on Climate-Related Financial Disclosures, or TCFD.

					18.00%

Total					162.00%

An explanation of the objective of each goal and performance levels and payouts for each goal is set forth below.

Portfolio Management (10% of KPI). The primary objective of this goal was to fulfill the Company’s strategic objective to achieve rent growth for its stabilized portfolio based on high levels of resident retention, through superior customer selection and satisfaction, coupled with disciplined innovation resulting in sustained cost control, to maximize NOI margins, and to monetize investments when the time is right, maximizing proceeds and Aimco's internal rate of return ("IRR") on investments. For 2022, the range for the stabilized portfolio NOI portion of the goal was as follows: “Threshold” equated to achievement of five percent unfavorable to 2022 budgeted NOI; “Target” equated to achievement of 2022 budgeted NOI; and “Maximum” equated to five percent favorable to 2022 budgeted NOI. For the dispositions and monetization of investments portion of the goal, target performance equated to cancellation of Aimco's leasehold interest in Prism in Cambridge, MA, and 707 Leahy in Redwood City, CA. Stabilized property NOI, which was up 14.2% from 2021, was more than 5% above budgeted NOI, achieving the maximum level of performance for this portion of the goal. Following the successful development and lease-up of 707 Leahy in Redwood City, CA, Prism in Cambridge, MA, Flamingo Point North Tower in Miami Beach, FL, and The Fremont on the Anschutz Medical Campus in Aurora, CO, Aimco and AIR canceled Aimco’s leasehold interest in each property on September 1, 2022. In return for the termination of the leases, Aimco received proceeds of $200M, resulting in value creation, net of costs, of approximately $100M, which was realized approximately 18 months earlier than anticipated. Aimco also exited the Seattle market, closing on the sales of two apartment communities for a total of $122M, and sold Pathfinder Village in Fremont, CA, for $127M. Aimco's joint venture in Fort Lauderdale, FL (described below in "Capital Deployment and Allocation") monetized a portion of its investment by closing on the sale of one of three parcels it acquired in early 2022 for development along Broward Avenue. The 0.8 acre parcel was sold for $18.3M, approximately double the original purchase price per acre. With regard to Aimco's alternative investments, Aimco redeemed 22% of its passive equity investment in IQHQ, receiving proceeds of $16.5M from the sale, a greater than 50% IRR over the hold period for this portion of our investment. This resulted in a payout on the Portfolio Management goal of 20.00% for each of the NEOs.

Development and Redevelopment Execution (30% of KPI). The primary objective of this goal was to fulfill Company’s strategic objective of executing active development, redevelopment, and lease-up projects pursuant to the Company’s 2022 budget and plan. Large and/or complex projects provided increased weighting toward the total goal weighting of 30%, with smaller scale projects provided lower weighting toward the total goal weighting. Achievement for each project was determined with reference to the 2022 budgeted investment and plan for the project, and was based on the extent to which the project work was completed on time and within budget, as well as, where applicable, the extent to which year-end occupancy and rental rates were consistent with the 2022 budget and plan. In 2022, Aimco's development and redevelopment projects were on track as measured by budget and lease-up metrics. Aimco completed construction and/or lease up of 707 Leahy in Redwood City, CA, Prism in Cambridge, MA, Flamingo Point North Tower in Miami Beach, FL, and The Fremont on the Anschutz Medical Campus in Aurora, CO. Aimco and its joint venture partner began construction on a 220-apartment home development at Strathmore Square in Bethesda, MD, discussed further below. This resulted in a payout on this goal of 34.00% for each of the NEOs.

Capital Deployment and Allocation (30% of KPI). The primary objective of this goal was to fulfill the Company’s strategic objective of effectively deploying capital into its existing pipeline of previously identified and/or controlled investment opportunities and into newly identified value-add opportunities. In 2022, Aimco invested $279.4M in its active development and redevelopment projects. Additionally, Aimco deployed capital into several newly identified value-add opportunities, significantly expanding Aimco's potential development pipeline. Aimco formed a joint venture for the construction of approximately 1M square feet of mixed-use development in the Edgewater neighborhood of Miami, FL. Aimco has a 20% share of the joint venture, which includes the initial contribution of an eighth of an acre of land that Aimco purchased for $1.7M in January 2022. The development site is situated as the gateway to Aimco’s Edgewater land assemblage and its redevelopment of The Hamilton. Aimco will serve as the development manager for the venture and expects to begin construction in 2023. Aimco executed a joint venture agreement to act as a co-GP on the development of a phased multifamily community at Strathmore Square in Bethesda, MD. The project is fully entitled and includes approvals for over 2,200 units in six phases. Aimco will participate in the first two multifamily phases totaling 574 units. Aimco has rights to increase our investment and to choose to participate in future phases of development. Aimco and its joint venture partner began construction on the first phase of development in late 2022. Aimco closed on the purchase of three development parcels for $100M in the rapidly growing Flagler Village neighborhood of Fort Lauderdale, FL. The nine-acre assemblage allows for approximately 3M square feet of phased, mixed-use development, which could contain up to 1,500 residential units, more than 300 hotel keys, and more than 100,000 square of retail space at full build-out. As set forth above, the joint venture monetized a portion of its investment by closing on the sale of the 0.8 acre parcel for approximately double the original purchase price per acre. Aimco closed on a $1.8M purchase of a land option it controlled for multifamily development on the Anschutz Medical Campus in Aurora, CO. Aimco has begun planning for the next multifamily development on the site, which slated to include approximately 275 apartment homes. This resulted in a payout on this goal of 50.00% for each of the NEOs.

Balance Sheet (20% of KPI). The primary objective of this goal was to fulfill the Company’s strategic objectives of executing its debt and equity financing plans and maintaining abundant liquidity. In 2022, Aimco retired or refinanced more than $1B of near-term liabilities, improving our balance sheet, which is now comprised of primarily fixed-rate loans on stabilized properties with an average term to maturity of 8.2 years. Aimco's construction loans are primarily floating rate with in-place hedges that protect against rising interest rates. In July 2022, Aimco completed the early repayment of $534M of notes due to AIR, originally scheduled to mature in January 2024. Aimco entered into a strategic partnership with Alaska Permanent Fund Corporation to provide Limited Partner equity capital for up to $1B of Aimco-led multifamily development projects. At December 31, 2022, Aimco had access to $379.8M, including $206.5M of cash on hand, $23.3M of restricted cash, and the capacity to borrow up to $150M on its revolving credit facility. As of December 31, 2022, 98% of Aimco's total debt was either fixed rate or hedged with interest rate cap protection. Aimco's interest hedging instruments, purchased to provide protection against increases in interest rates, were valued at $62.3M versus a cost basis of $18M. This resulted in a payout on the balance sheet goal of 40.00% for each of the NEOs.

Human Capital & Environmental, Social, and Governance (10% of KPI). The primary objective of this goal was to fulfill Aimco’s strategic objective of fostering a healthy environment of respect and innovation, empowering our human capital to create value, and furthering our broader commitment to corporate responsibility. In 2022, Aimco retained 100% of its officer team and reduced overall voluntary turnover by more than half year-over-year (from 31% voluntary turnover in 2021 to 14% in 2022). Every teammate is surveyed via a third-party, confidential survey performed on an annual basis. The team engagement score consists of the average of the responses to the questions that comprise the engagement index, on a scale of 1 to 5, for all teammates who complete the survey during the year. Team engagement for 2022 was 4.52 (up from 4.21 in 2021), a new

Aimco record, based on a response rate of 91%. Aimco was recognized as a “Healthiest Employer” by the Denver Business Journal, the South Florida Business Journal, and Healthiest Employers of Greater Washington, D.C., and certified as a “Great Place to Work.” In 2022 Aimco refreshed its ESG policies, adopted a new human rights policy, performed first-time climate risk assessments for its portfolio, and began reporting to the TCFD. This resulted in a payout on the ESG goal of 18.00% for each of the NEOs.

Due to Aimco’s overall achievement on each of its 2022 goals, Aimco’s overall KPI performance was 162%. Accordingly, each NEO was awarded 162% of the portion of his or her target STI attributable to KPI.

Various of the key financial indicators we use in managing our business and in evaluating our financial condition and operating performance are non-GAAP measures. Key non-GAAP measures we use are defined, described and, where appropriate, reconciled to the most comparable financial measures computed in accordance with GAAP under the Non-GAAP Measures heading within Part II, Item 7 of this filing.

Long-Term Incentive Compensation Awards for 2022

Under the 2022 LTI program for executive officers, four forms of LTI awards were granted to NEOs on February 2, 2022, as follows: (1) performance-based restricted stock, which was granted to Mr. Powell and Mses. Stanfield and Johnson, representing 50% of the 2022 LTI awards for Mr. Powell and approximately 54% of the respective 2022 LTI awards for Mses. Stanfield and Johnson; (2) performance-based stock options, which were granted to both Mr. Powell, representing 50% of his 2022 LTI awards, and to Ms. Johnson, representing approximately 13% of her 2022 LTI awards; (3) performance-based LTIP Units, which were granted to Ms. Stanfield, representing approximately 13% of her 2022 LTI awards; and (4) time-based restricted stock, which was granted to Mses. Stanfield and Johnson, representing one-third of their respective 2022 LTI awards, with one-third of the awards vesting on each anniversary of the grant date. Aimco refers to the performance-based restricted stock, performance-based stock options, and performance-based LTIP Units as “performance-based LTI awards” because the amount of restricted stock, stock options, and LTIP Units that vest, if any, is determined based on Aimco’s relative TSR performance during a forward looking, three-year performance period, as described in detail below.

The Committee typically sets grant dates for LTI awards at the time of its final compensation determination, generally in late January or early February.

2022 CEO LTI Equity Mix	2022 OTHER NEOs LTI EQUITY MIX

Performance-Based,
Based Entirely on Relative TSR
100%
Time-Based
0%

The amount of performance-based LTI awards granted in 2022 that may vest are determined in accordance with the following TSR performance metrics:

Metric and Performance Level(1) (relative performance stated as basis points above or below index performance or percentile rank)(2)

	Threshold 50%	Target 100%	Maximum 200%

Relative to Russell 2000 Value Index (1/3 Weighting)	-350 bps	+50 bps	+500 bps

Relative to FTSE NAREIT Equity Apartments Index (1/3 Weighting)	-350 bps	+50 bps	+500 bps

Relative to Identified Peer Group (1/3 Weighting)(3)	30th Percentile	55th Percentile	80th Percentile

(1) The relative metrics above reflect the metrics used for the awards made in 2022 for the three-year forward looking performance period ending on December 31, 2024.

(2) If absolute TSR for the three-year forward looking performance period is negative, any portion of the LTI award achieved above target will not vest until absolute TSR is once again positive.

(3) The identified peer group, developed by the Committee with the assistance of its independent executive compensation consultant, consisted of the following 13 real estate companies: Armada Hoffler Properties, Inc.; Centerspace (formerly known as Investors Real Estate Trust); Clipper Realty, Inc.; Elme Communities (formerly known as Washington Real Estate Investment Trust); Five Point Holdings, LLC; Forestar Group, Inc.; Howard Hughes Corp.; Independence Realty Trust, Inc.; JBG SMITH Properties; Stratus Properties, Inc.; The St. Joe Company; Tejon Ranch Co.; and Veris Residential (formerly known as Mack-Cali Realty Corp).

Such metrics apply to the performance-based restricted stock granted to Mr. Powell and Mses. Stanfield and Johnson, the performance-based stock options granted to Mr. Powell and Ms. Johnson, and the performance-based LTIP Units granted to Ms. Stanfield. The Committee set threshold performance to pay out at 50%; target performance to pay out at 100%; and maximum performance to pay out at 200%. Performance below threshold will result in no payout. If performance is between threshold and target or between target and maximum, the amount of the payout will be interpolated. Performance-based LTI awards vest 100% following the end of the three-year performance period (based on attainment of TSR targets), for a three-year plan from start to finish, illustrated below, subject to the grantee’s continued service to Aimco, and subject to a delay if absolute TSR for the three-year forward looking performance period is negative.

For the purpose of calculating the number of shares of performance-based restricted stock to be granted to Mr. Powell and Mses. Stanfield and Johnson, the dollar amount allocated to restricted stock was divided by $7.32 per share, which price was calculated by a third party financial firm with particular expertise in the valuation of performance-based restricted stock. The share award agreements to which the performance-based restricted shares were granted do not provide for the payment of dividends, if any, until the shares are earned. Dividends, if any, accrue during the performance period.

For the purpose of calculating the number of shares subject to the performance-based stock options to be granted to Mr. Powell and Ms. Johnson, the dollar amount allocated to stock options was divided by $2.82, which price was calculated by a third party financial firm with particular expertise in the valuation of performance-based stock options. The stock options as granted had an exercise price of $6.96, which was the closing price of Aimco's stock on the grant date and equal to the fair market value of Aimco's Common Stock on the grant date.

Ms. Stanfield's performance-based LTIP Units are intended to constitute profits interests within the meaning of the Internal Revenue Code, with Ms. Stanfield being granted the ability to participate in the appreciation of value of Aimco that took place after these LTIP Units were granted, subject to their vesting. For the purpose of calculating the number of shares subject to these LTIP Units, the dollar amount allocated to LTIP Units was divided by $2.84, which price was calculated by a third party financial firm with particular expertise in the valuation of such LTIP Units. The performance-based LTIP Units as granted had a conversion price of $6.96, which was the closing price of Aimco's stock on the grant date and equal to the fair market value of Aimco's Common Stock on the grant date.

For the purpose of calculating the number of shares of time-based restricted stock to be granted to Mses. Stanfield and Johnson, the dollar amount allocated to restricted stock was divided by $6.84, which the average closing trading price of Aimco's Common Stock for the five-day trading period up to and including the date of the grant.

NEO Compensation for 2022

CEO Compensation. The Committee determined Mr. Powell’s STI for 2022 would be based entirely on Aimco’s performance against corporate goals, described above. The Committee calculated Mr. Powell’s STI by multiplying his STI target of $688,000 by 162.00%, which was the Committee’s payout determination having reviewed Aimco’s overall performance against corporate goals, as described in detail above. The Committee granted Mr. Powell’s LTI in the form of restricted stock and stock options on February 2, 2022, for the three-year performance period from January 1, 2022, through December 31, 2024; the LTI grant is entirely at risk, based on relative returns over the performance period. Mr. Powell’s 2022 target compensation and incentive compensation is summarized as follows:

		Target Total Incentive		2022 Incentive Compensation
		Compensation		STI	LTI
Target Total Compensation ($)	Paid Base ($)	STI ($)	LTI ($)	($) (1)	Time-Based Equity ($)	Performance-Based 'Equity – Restricted Stock ($) (2)	Performance-Based 'Equity – Stock Options ($) (2)
2,338,000	550,000	688,000	1,100,000	1,114,560	—	550,000	550,000

__________

(1) Amount shown reflects the amount of 2022 STI paid to Mr. Powell.

(2) Amount shown reflects a 100% payout that would result from achieving “target” performance. Actual payout may range from 0% to 200% of this amount depending on performance results over the forward looking, three-year performance period ending December 31, 2024. The number of shares or options that are earned, if any, will vest 100% following the end of the three-year performance period, for a three-year vesting period.

Other NEO Compensation. For Mses. Stanfield and Johnson, an allocation of the target STI was made as follows: 50% of the target STI was calculated based on Aimco’s performance against KPI and 50% of the target STI was calculated based on each executive’s achievement of her individual MAP goals. As described above, Aimco’s KPI performance was 162.00%. Accordingly, each was awarded 162.00% of the portion of her STI attributable to KPI.

In determining the MAP achievement component of 2022 STI, Mr. Powell determined that: Ms. Stanfield’s MAP achievement would be paid at 200% of target for her contributions to Aimco’s balance sheet and to finance, capital allocation, and tax; and Ms. Johnson’s MAP achievement would be paid at 200% of target for her leadership over legal matters, human capital, and ESG efforts. The Committee reviewed and approved Mr. Powell’s determinations with respect to Mses. Stanfield and Johnson. As described above, LTI for Mses. Stanfield and Johnson was granted on February 2, 2022, in the form of restricted stock. Target compensation and incentive compensation for 2022 for Mses. Stanfield and Johnson is summarized as follows:

			Target Total		2022 Incentive Compensation ($)
			Incentive
			Compensation		STI			LTI
	Target Total Compensation ($)	Paid Base ($)	STI ($)	LTI ($)	($) (1)	Time-Based LTI ($) (2)	Performance- Based Equity - Stock ($) (3)	Performance- Based Equity - Profits Interest LTIP Units ($) (3)	Performance- Based Equity - Stock Options ($) (3)
Ms. Stanfield	1,358,000	450,000	383,000	525,000	693,230	175,000	280,000	70,000	—
Ms. Johnson	1,066,000	395,000	296,000	375,000	535,760	125,000	200,000	—	50,000

__________

(1)
Amounts shown reflect the 2022 STI paid to each of Mses. Stanfield and Johnson.
(2)
Comprises one-third of the LTI target, vesting ratably over three years, and is for the purpose of attracting and retaining key talent integral to the success of Aimco.

(3)
Amounts shown reflect a 100% payout of the performance-based shares resulting from achieving “target” performance. Actual payouts will be in a range of 0% to 200% of these amounts, depending on performance results for the three-year performance period from January 1, 2022, through December 31, 2024.

Determination Regarding 2020 Performance Share Awards. As part of the 2020 LTI program, the Company granted performance-share awards that might be earned based on relative TSR as compared to the FTSE NAREIT Equity Apartments Index (60% weighting) and the MSCI US REIT Index (40% weighting) over a three-year performance period ending on December 31, 2022, with awards vesting 50% following the end of the three-year performance period (based on attainment of TSR targets) and 50% one year later, for a four-year plan from start to finish. On February 1, 2023, the Committee determined that Aimco’s three-year TSR (combined with AIR’s TSR for the period from December 15, 2020, through December 31, 2022, as described in the chart below) was 180 basis points higher than the FTSE NAREIT Equity Apartments Index and 490 basis points lower than the MSCI US REIT Index for the three-year performance period ending on December 31, 2022, resulting in the number of shares being earned at approximately 82% of target for Mr. Powell and Ms. Stanfield. Factoring in the portion of 2020 LTI that was for the purpose of retention, the realized LTI compensation for Mr. Powell and Ms. Stanfield was 88% of target.

The chart below summarizes the results for the 2020 performance share awards, and provides performance as of December 31, 2022, for the “in progress” 2022 and 2021 and performance share awards.

Long Term Incentive Plan Award Status

Three-Year Performance Period	2020	2021	2022	2023	2024	Status	CEO % Payout(1)(2)	Other NEOs(2)

2022 – 2024			33% Completed			Tracking Between Target and Maximum	200%(3)	167%(3)

2021 – 2023		67% Completed				Tracking Between Target and Maximum	200%(3)	167%(3)

2020 – 2022	100% Completed					Payout Achieved Between Threshold and Target	88%(4)	88%(4)

(1) Beginning in 2021, coinciding with his promotion to CEO, 100% of the LTI award for Mr. Powell is performance-based, or at risk, based entirely on relative TSR.

(2) Two-thirds of the LTI awards for the other NEOs (and for Mr. Powell prior to 2021) are performance-based, or at risk, based on relative TSR, and the remaining one-third of the LTI awards are for the purpose of retention, or time-based. Payouts shown include the time-based portion of the awards.

(3) Amounts reflect performance of “in progress” awards as of December 31, 2022.

(4) Post Separation, the Committee determined that the remaining performance periods of the 2019 and 2020 Aimco performance-based awards would be determined using the combined total stockholder return of Aimco and AIR.

Other Compensation

From time to time, Aimco determines to provide executive officers with additional compensation in the form of discretionary cash or equity awards. Aimco did not provide any such awards to the NEOs in 2022.

Post-Employment Compensation and Employment and Severance Arrangements

401(k) Plan

Aimco provides a 401(k) plan that is offered to all Aimco teammates. Aimco matches 100% of participant contributions to the extent of the first 3% of the participant's eligible compensation and 50% of participant contributions to the extent of the next 2% of the participant's eligible compensation. For 2022, the maximum match by Aimco was $12,200, which was the amount that Aimco matched for each of Mr. Powell and Mses. Stanfield and Johnson’s 2022 401(k) contributions.

Other than the 401(k) plan, Aimco does not provide post-employment benefits. Aimco does not maintain a defined benefit pension plan, a supplemental executive retirement plan, or any other similar arrangements.

Executive Employment Arrangements

2021 Powell Employment Agreement. On October 27, 2021, Aimco Development Company, LLC, an affiliate of the Company and the employer entity for Aimco’s employees, entered into an employment agreement with Mr. Powell (the “2021 Employment Agreement”). The Committee evaluated the terms of the 2021 Employment Agreement in comparison to those of the CEOs of Aimco’s peers. The 2021 Employment Agreement is for a term expiring on December 31, 2022. The 2021 Employment Agreement provides that on December 31, 2022, and on each subsequent one-year anniversary thereafter, the agreement shall be renewed for an additional one-year term unless either party gives written notice of intent not to renew to the other party at least 60 days before the end of the then calendar year. On December 31, 2022, the 2021 Employment Agreement was renewed for an additional one-year term.

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

In the event of termination of Mr. Powell’s employment by Aimco without cause, or by Mr. Powell for good reason, in either case, within the period commencing six months prior to and ending 24 months following a “Change in Control” (as defined in the 2021 Employment Agreement), then in lieu of the severance benefits described above, Mr. Powell will be entitled to: (a) a lump sum cash payment equal to three times the sum of (i) his annual base salary for the calendar year of the date of termination, and (ii) his target annual bonus for the calendar year of the date of termination; (b) the Prior Year STI; (c) the Pro Rata STI; (d) the monthly COBRA reimbursement multiplied by 36 months; and (e) 100% accelerated vesting of any unvested equity awards then held by Mr. Powell.

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

The Executive Severance Policy provides that if the Company terminates a participant’s employment without “Cause,” or if the participant terminates his or her employment for “Good Reason” (each as defined in the Executive Severance Policy), then the participant will be eligible to receive the following benefits:

• a lump sum payment equal to the sum of (i) the annual base salary for the calendar year of the date of termination, and (ii) the target annual bonus for the calendar year of the date of termination; and

• with respect to each participant, an amount equal to their monthly COBRA premium, multiplied by 18 months.

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

• with respect to each participant, the monthly COBRA premium multiplied by 24 months; and

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

Stock Ownership Guidelines and Required Holding Periods After Vesting

Aimco believes that it is in the best interest of Aimco’s stockholders for Aimco’s executive officers to own Aimco equity. Every year, the Committee and CEO review Aimco’s stock ownership guidelines, each executive officer’s holdings in light of the stock ownership guidelines, and each executive officer’s accumulated realized and unrealized restricted stock, stock option, and LTIP Unit gains. The Committee updated the stock ownership guidelines in April 2022.

Equity ownership guidelines for all executive officers are determined as a multiple of the executive’s base salary. The Committee and management have established the following stock ownership guidelines for Aimco’s executive officers:

Officer Position	Ownership Target
Chief Executive Officer	5x base salary
Other Executive Vice Presidents	3x base salary

Any executive officer who has not satisfied the stock ownership guidelines must, until the stock ownership guidelines are satisfied, hold 50% of any restricted stock that vests, after deduction of restricted stock sold for payment of income taxes related to the vesting, and hold shares equal to 50% of (i) the value realized upon option exercises less (ii) related income taxes.

Each of Mr. Powell and Mses. Stanfield and Johnson exceeded the ownership targets established in Aimco’s stock ownership guidelines as of the date of this filing.

Role of Outside Consultants

The Committee has the authority under its charter to engage the services of outside advisors, experts and others to assist the Committee. In 2022, the Committee engaged Willis Towers Watson to advise the Committee regarding Aimco’s executive compensation plan. Willis Towers Watson did not provide other services to Aimco. The Committee assessed the independence of Willis Towers Watson pursuant to SEC rules and concluded that Willis Towers Watson is independent.

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

With respect to LTI, the Committee sets the grant date for the restricted stock, stock option, and LTIP Unit grants. The Committee typically sets grant dates at the time of its final compensation determination, generally in late January or early February. The date of determination and date of award are not selected based on share price. In the case of new-hire packages that include equity awards, grants are made on the executive’s start date or on a date designated in advance based on the passage of a specific number of days after the executive’s start date. For non-executive officers, as provided for in the 2015 Plan, the Committee has delegated the authority to make equity awards, up to certain limits, to the Chief Financial Officer (Ms. Stanfield) and/or Corporate Secretary (Ms. Johnson). The Committee and Mses. Stanfield and Johnson time grants without regard to the share price or the timing of the release of material non-public information and do not time grants for the purpose of affecting the value of executive compensation.

2023 Compensation Targets

Based on comparison to compensation paid to CEOs at Aimco’s peers, the Committee set Mr. Powell’s target total compensation (base compensation, STI and LTI) for 2023 at approximately $3.9 million. Mr. Powell, in consultation with and approval from the Committee, set target total compensation (base compensation, STI and LTI) for 2023 for the other NEOs as follows: Ms. Stanfield — $1.8 million; and Ms. Johnson — $1.4 million. Aimco performance will determine the amounts paid for 2023 STI and the portion of LTI awards that vest, and such amounts may be less than, or in excess of, these target amounts. STI will be paid in cash. The LTI was granted on February 1, 2023, and was in the form of restricted stock.

Accounting Treatment and Tax Deductibility of Executive Compensation

The Committee generally considers the accounting treatment and tax implications of the compensation awarded or paid to our executives. Grants of equity compensation awards under our long-term incentive program are accounted for under FASB ASC Topic 718. Section 162(m) of the Internal Revenue Code was amended on December 22, 2017, by the Tax Cuts and Jobs Act (the “Tax Act”). Under the Tax Act, Section 162(m) applies to each employee who serves as the Company’s principal executive officer or principal financial officer during the taxable year, each other employee of the Company who is among the three most highly compensated officers during such taxable year, and any other employee who was a covered employee of the Company for any preceding taxable year beginning after December 31, 2016. The Tax Act also eliminated the performance-based compensation exception with respect to tax years beginning after December 31, 2017, but includes a transition rule with respect to compensation that is provided pursuant to a written binding contract in effect on November 2, 2018, and not materially modified after that date. The Company has awarded, and will continue to award, compensation as it considers appropriate that does not qualify for deductibility under Section 162(m).

Compensation and Human Resources Committee Report to Stockholders

The Compensation and Human Resources Committee held five meetings during the year ended December 31, 2022. The Compensation and Human Resources Committee has reviewed and discussed the Compensation Discussion & Analysis with management. Based upon such review, the related discussions, and such other matters deemed relevant and appropriate by the Compensation and Human Resources Committee, the Compensation and Human Resources Committee has recommended to the Board that the Compensation Discussion & Analysis be included in this filing.

Date: February 20, 2023

QUINCY L. ALLEN

PATRICIA L. GIBSON

JAY PAUL LEUPP

ROBERT A. MILLER

DEBORAH SMITH

R. DARY STONE

JAMES P. SULLIVAN

KIRK A. SYKES (CHAIRMAN)

The above report will not be deemed to be incorporated by reference into any filing by Aimco under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Aimco specifically incorporates the same by reference.

SUMMARY COMPENSATION TABLE

The table below summarizes the compensation for the years 2022, 2021 and 2020 attributable to each of the NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($) (2)		Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)

Wes Powell —	2022	550,000	—	550,003	(5)	550,002	(5)	1,196,516	12,200	2,858,721
President and Chief Executive Officer	2021	525,000	—	3,123,148		964,228		827,662	5,160	5,445,198
	2020	450,000	175,000	501,417		—		630,437	2,850	1,759,704

H. Lynn C. Stanfield —	2022	450,000	—	528,077	(6)	—		805,753	12,200	1,796,030
Executive Vice President and Chief Financial Officer	2021	425,000	—	2,354,344		—		633,332	5,160	3,417,836
	2020	425,000	350,000	423,975		—		616,642	2,850	1,818,467

Jennifer Johnson —	2022	395,000	—	327,198	(7)	50,001	(7)	774,309	12,200	1,558,708
Executive Vice President, Chief Administrative Officer and General Counsel	2021	371,280	—	1,558,035		—		617,877	5,160	2,552,352
	2020	362,440	250,000	—		—		482,179	2,850	1,097,469

__________

(1)
This column represents the aggregate grant date fair value of stock awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column for 2022, refer to the Share-Based Compensation footnote in this filing.

The amounts shown in this column for 2022 include the grant date fair value of the performance-based restricted stock awards or performance based LTIP Unit awards, as applicable, granted in 2022 based on the probable outcome of the performance condition to which such awards are subject, which was calculated by a third-party consultant using a Monte Carlo valuation model in accordance with FASB ASC Topic 718. Based on the foregoing, the grant date fair value is $7.32 per share for the performance-based restricted stock awards granted to each of Mr. Powell and Mses. Stanfield and Johnson, and $2.84 per LTIP Unit granted to Ms. Stanfield, that are based on relative TSR performance. The grant date fair value of the performance-based restricted stock awards, assuming achievement at the maximum level of performance, is $1,100,006 for Mr. Powell, $560,009 for Ms. Stanfield, and $400,009 for Ms. Johnson. The grant date fair value of the performance-based LTIP Unit award, assuming achievement at the maximum level of performance, is $140,001 for Ms. Stanfield.

(2)
This column represents the aggregate grant date fair value of the option awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column for 2022, refer to the Share-Based Compensation footnote to Aimco’s consolidated financial statements in this filing.

The amounts shown in this column for 2022 include the grant date fair value of the performance-based stock options granted in 2022 based on the probable outcome of the performance condition to which such option is subject, which was calculated by a third-party consultant using a Monte Carlo valuation model. Based on the foregoing, the grant date fair value is $2.82 per underlying share of the options. The grant date fair value of the options, assuming achievement at the maximum level of performance, is $1,100,003 for Mr. Powell and $100,003 for Ms. Johnson.

(3)
For Mr. Powell, the amount shown equals the sum of $1,114,560, representing the STI bonus that was paid to him on February 21, 2023, and $81,956, representing a payout in 2022 pursuant to a prior year long-term cash grant. For Ms. Stanfield, the amount shown equals the sum of $693,230, representing the STI bonus that was paid to her on February 21, 2023, and $112,523, representing a payout in 2022 pursuant to prior year long-term cash grants. For Ms. Johnson, the amount shown equals the sum of $535,760, representing the STI bonus that was paid to her on February 21, 2023, and $238,549 representing a payout in 2022 pursuant to prior year long-term cash grants.
(4)
Includes non-discretionary matching contributions under Aimco’s 401(k) plan.
(5)
Equity awards for Mr. Powell in 2022 include a 2022 LTI award consisting of 75,137 shares of performance-based restricted stock and a performance-based non-qualified stock option to purchase 195,036 shares, in each case, for the forward looking, three-year performance period from January 1, 2022, through December 31, 2024, with the number of shares or option shares earned, if any, vesting 100% following the end of the three-year performance period.
(6)
Equity awards for Ms. Stanfield in 2022 include a 2022 LTI award consisting of the following: (i) 25,585 shares of time-based restricted stock, vesting one-third on each anniversary of the grant date; and (ii) 38,252 shares of performance-based restricted stock and 24,648 performance-based LTIP Units, in each case, for the forward looking, three-year performance period from January 1, 2022, through December 31, 2024, with the number of shares or units earned, if any, vesting 100% following the end of the three-year performance period.
(7)
Equity awards for Ms. Johnson in 2022 include a 2022 LTI award consisting of the following: (i) 18,275 shares of time-based restricted stock, vesting one-third on each anniversary of the grant date; and (ii) 27,323 shares of performance-based restricted stock and a performance-based non-qualified stock option to purchase 17,731 shares, in each case, for the forward looking, three-year performance period from January 1, 2022, through December 31, 2024, with the number of shares or option shares earned, if any, vesting 100% following the end of the three-year performance period.

GRANTS OF PLAN-BASED AWARDS IN 2022

The following table provides details regarding plan-based awards granted to the NEOs during the year ended December 31, 2022.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of	All other Option Awards Number of Securities Underlying Options (4)			Exercise or Base Price of	Grant Date Fair Value of Stock and
								Stock or				Option	Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#) (3)	Threshold (#)	Target (#)	Maximum (#)	Awards ($/Sh)	Awards ($) (5)
Wes Powell	2/2/2022	344,000	688,000	1,376,000
	2/2/2022				37,569	75,137	150,274						550,003
	2/2/2022								97,518	195,036	390,072	6.96	550,002
H. Lynn Stanfield	2/2/2022	191,500	383,000	766,000
	2/2/2022							25,585					178,072
	2/2/2022				19,126	38,252	76,504						280,005
	2/2/2022				12,324	24,648	49,296						70,000
Jennifer Johnson	2/2/2022	148,000	296,000	592,000
	2/2/2022							18,275					127,194
	2/2/2022				13,662	27,323	54,646						200,004
	2/2/2022								8,866	17,731	35,462	6.96	50,001

__________

(1)
On February 2, 2022, the Committee made determinations of target total incentive compensation for 2022 based on achievement of Aimco’s five corporate goals for 2022, and achievement of specific individual objectives. Target total incentive compensation amounts were as follows: Mr. Powell — $1.788 million; Ms. Stanfield — $908,000; and Ms. Johnson — $671,000. The awards in this column indicate the 2022 STI portion of these target total incentive amounts — at threshold, target, and maximum performance levels. The actual 2022 STI awards earned by each of Mr. Powell, and Mses. Stanfield, and Johnson are as disclosed in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.” See the discussion above under “CD&A — Total Compensation for 2022 — Short-Term Incentive Compensation for 2022.”

(2)
The amounts in this column include the number of shares underlying performance-based restricted stock (in the case of Mr. Powell and Mses. Stanfield and Johnson) and performance-based LTIP Units (in the case of Ms. Stanfield) granted on February 2, 2022, pursuant to their 2022 LTI award that may be earned – at threshold, target and maximum performance levels – based on relative TSR (one-third of each award is based on the Company’s TSR relative to each of the Russell 2000 Value Index, the FTSE NAREIT Equity Apartments Index, and Aimco's identified peer group) over a three-year period from January 1, 2022, to December 31, 2024, with the number of shares or units earned, if any, vesting 100% on the later of the third anniversary of the grant date or the date on which performance is determined (but no later than March 15, 2025).

(3)
The amounts in this column reflect the number of shares of time-based restricted stock granted pursuant to the 2022 LTI award, vesting one-third on each anniversary of the grant date. The number of shares of restricted stock was determined based on the average of the closing trading prices of Aimco’s Common Stock on the NYSE on the five trading days up to and including the grant date, or $6.84.

(4)
The amounts in this column reflect the number of performance-based non-qualified stock options granted pursuant to the 2022 LTI award that may vest — at threshold, target and maximum performance levels — based on relative TSR (one-third of each award is based on the Company’s TSR relative to each of the Russell 2000 Value Index, the FTSE NAREIT Equity Apartments Index, and Aimco's identified peer group) over a three-year period from January 1, 2022 to December 31, 2024, with the number of underlying shares earned, if any, vesting 100% on the later of the third anniversary of the grant date or the date on which performance is measured (but no later than March 15, 2025).

(5)
This column represents the aggregate grant date fair value of equity awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column, refer to the Share-Based Compensation footnote to Aimco’s consolidated financial statements in this filing.

The amounts shown in this column include the grant date fair value of the performance-based restricted stock awards or performance based LTIP Unit awards, as applicable, based on the probable outcome of the performance condition to which such awards are subject, which was calculated by a third-party consultant using a Monte Carlo valuation model in accordance with FASB ASC Topic 718. Based on the foregoing, the grant date fair value is $7.32 per share for the performance-based restricted stock awards granted to each of Mr. Powell and Mses. Stanfield and Johnson, and $2.84 per LTIP Unit granted to Ms. Stanfield, that are based on relative TSR performance. The grant date fair value of the performance-based restricted stock awards, assuming achievement at the maximum level of performance, is $1,100,006 for Mr. Powell, $560,009 for Ms. Stanfield, and $400,009 for Ms. Johnson. The grant date fair value of the performance-based LTIP Unit award, assuming achievement at the maximum level of performance, is $140,001 for Ms. Stanfield.

The amounts shown in this column include the grant date fair value of the performance-based stock options based on the probable outcome of the performance condition to which such option is subject, which was calculated by a third-party consultant using a Monte Carlo valuation model. Based on the foregoing, the grant date fair value is $2.82 per underlying share of the options. The grant date fair value of the options, assuming achievement at the maximum level of performance, is $1,100,003 for Mr. Powell and $100,003 for Ms. Johnson.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2022

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2022, for the NEOs. The table also shows unvested and unearned stock awards assuming a market value of $7.12 per share (the closing market price of the Company’s Common Stock on the New York Stock Exchange on December 30, 2022).

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Wes Powell			390,072	(2)	6.96	2/2/2032				150,274	(3)	1,069,951
			634,400	(4)	6.66	4/28/2031				179,858	(5)	1,280,589
							5,125	(6)	36,490
							371,901	(7)	2,647,935
							1,557	(8)	11,086
							692	(9)	4,927
							1,329	(10)	9,462

H. Lynn C. Stanfield										76,504	(3)	544,708
										49,296	(11)	7,887
										135,892	(5)	967,551
							6,858	(12)	6,858
							3,267	(13)	23,261
							25,585	(14)	182,165
							22,998	(15)	163,746
							247,934	(7)	1,765,290
							1,323	(16)	9,420
							649	(17)	4,621
							1,245	(18)	8,864

Jennifer Johnson			35,462	(2)	6.96	2/2/2032				54,646	(3)	389,080
										76,816	(5)	546,930
							18,275	(14)	130,118
							13,000	(15)	92,560
							175,984	(7)	1,253,006

__________

(1)
The information on unvested stock shown above has been adjusted, where applicable, to reflect additional shares received as a result of the special dividend paid in February 2019. Effective December 15, 2020, in connection with the Separation, the executive officers received a share or partnership unit of AIR for every share or partnership unit of Aimco, and partnership units were adjusted to preserve their pre-Separation value. The share amounts in this table reflect only the Aimco awards and corresponding values as of December 31, 2022. Amounts reflect the number of shares subject to the award that have not vested multiplied by the market value of $7.12 per share, which was the closing market price of Aimco’s Common Stock on December 30, 2022.
(2)
This option was granted on February 2, 2022, and, subject to relative TSR metrics set forth in the CD&A, vests 100% following the end of the three-year forward looking performance period. The amount shown in the table is the award at maximum.
(3)
This performance-based restricted stock award was granted on February 2, 2022, and, subject to relative TSR metrics set forth in the CD&A, vests 100% following the end of the three-year forward looking performance period. The amount shown in the table is the award at maximum.
(4)
This option was granted on April 28, 2021, and, subject to relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period from January 1, 2021, through December 31, 2023, and 50% on January 27, 2025. The amount shown in the table is the award at maximum.
(5)
This performance-based restricted stock award was granted on April 28, 2021, and, subject to relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period from January 1, 2021, through December 31, 2023, and 50% on January 27, 2025. The amount shown in the table is the award at maximum.
(6)
This performance-based restricted stock award was granted on January 28, 2020. The amount shown in the table represents the portion of the award that was earned based on relative TSR performance for the three-year performance period from January 1, 2020, through December 31, 2022, of which 50% vested on February 1, 2023, and the remaining 50% will vest on January 28, 2024. Mr. Powell holds a corresponding number of AIR shares with a value of $175,839.
(7)
This restricted stock award was granted on April 15, 2021, and vests 50% on each of the fourth and fifth anniversaries of the grant date.
(8)
This restricted stock award was granted on January 28, 2020, and vests 25% on each anniversary of the grant date. Mr. Powell holds a corresponding number of AIR shares with a value of $53,421.
(9)
This restricted stock award was granted on January 29, 2019, and vests 25% on each anniversary of the grant date. Mr. Powell holds a corresponding number of AIR shares with a value of $23,743.
(10)
This performance-based restricted stock award was granted on January 29, 2019. The amount shown in the table represents the portion of the award that was earned based on relative TSR performance for the three-year performance period from January 1, 2019, through December 31, 2021, of which 50% vested on January 29, 2022, and the remaining 50% vested on January 29, 2023. Mr. Powell holds a corresponding number of AIR shares with a value of $45,598.
(11)
This performance-based LTIP Unit award was granted on February 2, 2022, and, subject to relative TSR metrics set forth in the CD&A, vests 100% following the end of the three-year forward looking performance period. The amount shown in the table is the award at maximum.
(12)
This performance-based LTIP Unit award was granted on January 28, 2020. The amount shown in the table represents the portion of the award that was earned based on relative TSR performance for the three-year performance period from January 1, 2020, through December 31, 2022, of which 50% vested on February 1, 2023, and the remaining 50% will vest on January 28, 2024. Ms. Stanfield holds a corresponding number of AIR LTIP Units with a value of zero.
(13)
This performance-based LTIP Unit award was granted on January 28, 2020. The amount shown in the table represents the portion of the award that was earned based on relative TSR performance for the three-year performance period from January 1, 2020, through December 31, 2022, of which 50% vested on February 1, 2023, and the remaining 50% will vest on January 28, 2024. Ms. Stanfield holds a corresponding number of AIR LTIP Units with a value of $112,091.
(14)
This restricted stock award was granted on February 2, 2022, and vests one-third on each anniversary of the grant date.

(15)
This restricted stock award was granted on April 28, 2021, and vests 25% on each of January 27, 2022, January 27, 2023, January 27, 2024, and January 27, 2025.
(16)
This LTIP Unit award was granted on January 28, 2020, and vests 25% on each anniversary of the grant date. Ms. Stanfield holds a corresponding number of AIR LTIP Units with a value of $45,392.
(17)
This LTIP Unit award was granted on January 29, 2019, and vests 25% on each anniversary of the grant date. Ms. Stanfield holds a corresponding number of AIR LTIP Units with a value of $22,267.
(18)
This performance-based LTIP Unit award was granted on January 19, 2019. The amount shown in the table represents the portion of the award that was earned based on relative TSR performance for the three-year performance period from January 1, 2019, through December 31, 2021, of which 50% vested on January 29, 2022, and the remaining 50% vested on January 29, 2023. Ms. Stanfield holds a corresponding number of AIR LTIP Units with a value of $42,716.

OPTION EXERCISES AND STOCK VESTED IN 2022

The following table sets forth certain information regarding options and stock awards exercised and vested, respectively, during the year ended December 31, 2022, for the persons named in the Summary Compensation Table above.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Wes Powell	—	—	5,317	36,488
H. Lynn Stanfield	—	—	14,981	106,819
Jennifer Johnson	—	—	4,334	28,474

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

In the table that follows, potential payments and other benefits payable upon termination of employment and change in control situations are set out as if the conditions for payments had occurred and/or the terminations took place on December 31, 2022. In setting out such payments and benefits, amounts that had already been earned as of the termination date are not shown. Also, benefits that are available to all full-time regular employees when their employment terminates are not shown. The amounts set forth below are estimates of the amounts that could be paid out to the NEOs upon their termination. The actual amounts to be paid out can only be determined at the time of such NEOs’ separation from Aimco. The following table summarizes the potential payments under various scenarios if they had occurred on December 31, 2022.

	Value of Accelerated Stock and Stock Options ($)(1)					Severance ($)
Name	Change in Control Only	Double Trigger Change in Control	Death or Disability	Termination Without Cause	Termination For Good Reason	Death		Disability		Termination Without Cause		Termination For Good Reason		Termination Without Cause or For Good Reason in Connection with a Change in Control		Non- Compete Payments ($) (2)

Wes Powell	—	5,414,672	5,414,672	—	—	1,114,560	(3)	1,114,560	(3)	2,534,368	(4)	2,534,368	(4)	3,801,551	(5)	—

H. Lynn C. Stanfield	—	3,684,372	3,684,372	—	—	693,230	(3)	693,230	(3)	865,625	(6)	865,625	(6)	1,709,500	(7)	600,000

Jennifer Johnson	—	2,417,367	2,417,367	—	—	535,760	(3)	535,760	(3)	742,447	(6)	742,447	(6)	1,450,595	(7)	526,667

__________

1.
Amounts reflect value of accelerated restricted stock, stock options, and LTIP Units using the closing market price on December 30, 2022, of $7.12 per share.
2.
Amounts assume the agreements were enforced by the Company and that non-compete payments in an aggregate amount equal to two-thirds of the executive’s monthly base salary would be payable for 24 months following the executive’s termination of employment by the Company without cause.
3.
Amount consists of a lump sum cash payment equal to the amount of 2022 STI paid, as payable pursuant to the 2021 Employment Agreement, in the case of Mr. Powell, and the Executive Severance Policy, in the case of Mses. Stanfield and Johnson.

4.
Amount consists of (i) a lump sum cash payment equal to two times the sum of base salary and target STI, and (ii) the monthly COBRA premium for health and welfare coverage for the executive and his or her dependents multiplied by 24 months, as payable pursuant to the 2021 Employment Agreement.
5.
Amount consists of (i) a lump sum cash payment equal to three times the sum of base salary and target STI, and (ii) the monthly COBRA premium for health and welfare coverage for the executive and his or her dependents multiplied by 36 months, as payable pursuant to the 2021 Employment Agreement.
6.
Amount consists of (i) a lump sum cash payment equal to the sum of base salary and target STI, and (ii) the monthly COBRA premium for health and welfare coverage for the executive and his or her dependents multiplied by 18 months, as payable pursuant to the Executive Severance Policy.
7.
Amount consists of (i) a lump sum cash payment equal to two times the sum of base salary and target STI, and (ii) the monthly COBRA premium for health and welfare coverage for the executive and his or her dependents multiplied by 24 months, as payable pursuant to the Executive Severance Policy.

CHIEF EXECUTIVE OFFICER COMPENSATION AND EMPLOYEE COMPENSATION

We believe that executive pay should be internally consistent and equitable to motivate our teammates to create stockholder value. In August 2015, pursuant to a mandate of the Dodd-Frank Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the annual total compensation of the principal executive officer. The disclosure is required for fiscal years beginning on or after January 1, 2017. The annual total compensation for 2022 for Mr. Powell, our CEO, was $2,858,721, as reported under the heading “Summary Compensation Table.” Our median employee’s total compensation for 2022 was $177,320. As a result, we estimate that Mr. Powell’s 2022 total compensation was approximately 16 times that of our median employee.

Our CEO to median employee pay ratio was calculated in accordance with Item 402(u) of Regulation S-K. We identified the median employee by examining 2022 total compensation, consisting of base salary, annual bonus amounts, stock-based compensation (based on the grant date fair value of awards granted during 2022) and other incentive payments for all individuals who were employed by Aimco on December 31, 2022, other than our CEO. Our measuring date of December 31 remained the same as last year. We included all active employees and annualized the compensation for any employees who were not employed by Aimco for the full 2022 calendar year. After identifying the median employee based on 2022 total compensation, we calculated annual total compensation for such employee using the same methodology we use for our NEOs as set forth in the “Total” column in the Summary Compensation Table.

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

2022 COMPENSATION

For 2022, based on the advice of Aimco's independent compensation consultant, Willis Towers Watson, with such advice based on a review of director compensation for Aimco's identified peer group, compensation for the Independent Directors included an annual fee of $170,000, payable up to 50% in the form of a cash retainer with the remainder in stock, stock options, and/or LTIP Units. The stock, stock options, and LTIP Units were awarded on February 4, 2022. The closing price of Aimco’s Common Stock on the New York Stock Exchange on February 4, 2022, was $6.79. No meeting fees were paid to independent directors for attending meetings of the Board and the committees on which they serve.

As contemplated by the Separation and by Aimco and AIR, Mr. Considine had specific responsibilities to Aimco as a non-executive consultant during 2021 and 2022 to support the establishment and growth of the Aimco business, reporting directly to the Board. These responsibilities included short and long-term strategic direction and advice, transition and executive support to Aimco officers, and advice and consultation with respect to Aimco’s strategic growth and acquisition activities. The Independent Directors set Mr. Considine’s 2022 target total compensation (including base compensation, STI, and LTI) for these responsibilities at $1.8 million. Mr. Considine’s responsibilities to Aimco as a non-executive consultant did not continue past 2022, and he will not be provided any further compensation as a non-executive consultant in 2023. Mr. Considine resigned from serving as a member of the Board on February 13, 2023.

For the year ended December 31, 2022, Aimco paid the directors serving on the Board during that year as follows:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Quincy L. Allen	85,000	83,890	—	—	—	—	168,890
Terry Considine (4)	—	1,960,503	—	—	—	—	1,960,503
Patricia L. Gibson	21,250	146,807	—	—	—	—	168,057
Jay Paul Leupp	21,250	146,807	—	—	—	—	168,057
Robert A. Miller (5)	21,250	—	148,751	—	—	—	170,001
Wes Powell (6)	—	—	—	—	—	—	—
Deborah Smith (5)	21,250	—	148,751	—	—	—	170,001
Michael A. Stein (7)	60,000	109,287	—	—	—	—	169,287
R. Dary Stone	85,000	83,890	—	—	—	—	168,890
Kirk A. Sykes	85,000	83,890	—	—	—	—	168,890

__________

(1)
For 2022, each of the Independent Directors were provided a minimum cash retainer of $21,250 and the opportunity to receive up to 50% of the $170,000 annual retainer, or $85,000, in cash.
(2)
For 2022, each of the Independent Directors were provided the opportunity to receive up to 87.5% of the $170,000 annual retainer in Aimco equity. Messrs. Allen, Leupp, Stone, and Sykes and Ms. Gibson elected to receive the non-cash portion of their annual retainer in shares of Aimco's Common Stock, and Mr. Stein elected to receive the non-cash portion of his annual retainer in LTIP Units. The shares and LTIP Units were awarded on February 4, 2022, and the closing price of Aimco’s Common Stock on that date was $6.79. The dollar value shown above represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 and is calculated based on the closing price of Aimco’s Common Stock on the date of grant.
(3)
For 2022, each of the Independent Directors were provided the opportunity to receive up to 87.5% of the $170,000 annual retainer in equity. Mr. Miller and Ms. Smith elected to receive the non-cash portion of their annual retainer in non-qualified stock options. The dollar value shown above represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The stock options as granted have an exercise price of $6.79, which was the closing price of Aimco's stock on the grant date and equal to the fair market value of Aimco's Common Stock on the grant date.
(4)
Mr. Considine resigned from serving as a member of the Board on February 13, 2023. Mr. Considine, who was not an independent director, did not receive any additional compensation for serving on the Board in 2022. As contemplated by the Separation and by Aimco and AIR, Mr. Considine had specific responsibilities to Aimco as a non-executive consultant during 2021 and 2022 to support the establishment and growth of the Aimco business, reporting directly to the Board, as described above. The Independent Directors set Mr. Considine’s 2022 target total compensation for these responsibilities at $1.8 million, consisting of $300,000 in base salary, target STI of $600,000, and target LTI of $900,000. Mr. Considine’s 2022 base salary of $300,000 was paid in the form of 175,439 LTIP Units. The LTIP Units were granted on February 2, 2022 and vested 100% on the anniversary of the grant date. Mr. Considine’s 2022 STI was $600,000 at target with a final value based entirely on Aimco’s performance against 2022 corporate goals. The final value was equal to 162% of target or 568,422 LTIP Units and was awarded on February 1, 2023. This award will appear next year under the “Stock Awards” heading of this table in the Annual Report on Form 10-K for the year ended December 31, 2023. Mr. Considine’s 2022 LTI award, valued at $900,000, was granted by the Independent Directors on February 2, 2022, and consisted of a number between zero and 633,804 of performance-based LTIP Units, or 316,902 LTIP Units at target, for the forward-looking, three-year performance period from January 1, 2022, through December 31, 2024, pursuant to the same 2022 LTI plan as established by the Committee for the NEOs described above under the heading “Compensation Discussion & Analysis – Total Compensation for 2022 – Long Term Incentive Compensation Awards for 2022.” The performance-based LTIP Units constitute profits interests within the meaning of the Internal Revenue Code. The exact number of Mr. Considine’s performance-based LTIP Units granted in 2022 that may vest is determined based on Aimco’s relative TSR performance over the course of the forward-looking, three-year performance period, with 100% of such number of LTIP Units generally vesting at the later of the time performance is determined or February 2, 2025. With respect to the performance-based LTIP Units granted to Mr. Considine, Mr. Considine was granted the ability to participate in the appreciation of value of Aimco that took place after the grant date, subject to their vesting. For the purpose of calculating the number of shares subject to these LTIP Units, the target dollar amount of $900,000 was divided by $2.84, or 316,902 LTIP Units, with such LTIP Unit value calculated by a third-party financial firm with particular expertise in the valuation of such LTIP Units. The LTIP Units as granted had a conversion price of $6.96, which was the closing price of Aimco’s stock on the grant date, and equal to the fair market value of Aimco’s Common Stock on the grant date. Additional details regarding the structure of LTIP Units can be found in the Amended and Restated Agreement of Limited Partnership of Aimco OP L.P., effective as of December 14, 2020, and the Form of Performance Vesting LTIP II Unit Agreement, each of which are incorporated by reference in this filing, as Exhibits 10.1 and 10.15, respectively. The amount shown for Mr. Considine under the “Stock Awards” heading above represents the grant date value of the performance-based LTIP Units based on the probable outcome of the performance condition to which such award is subject, which was calculated using a Monte Carlo valuation model in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the award, refer to the Share-Based Compensation footnote to Aimco’s consolidated financial statements in this filing. Based on the foregoing, the grant date fair value was $2.84 per LTIP Unit as to Mr. Considine’s performance-based LTIP Unit award. The grant date fair value of the performance-based LTIP Unit award of $900,002 at target, assuming achievement at the maximum level of performance, is $1,800,003. The amount shown under the "Stock Awards" heading above also includes Mr. Considine's 2021 STI, which was $600,000 at target with a final value based entirely on Aimco’s performance against 2021 corporate goals. The final value was equal to 126.75% of target, or 563,334 LTIP Units, and was awarded on February 2, 2022.
(5)
As of December 31, 2022, Mr. Miller and Ms. Smith each held a fully vested and exercisable option to acquire 111,843 shares.
(6)
Mr. Powell, who is not an independent director, did not receive any additional compensation for serving on the Board.

(7)
Mr. Stein served as an independent director until December 16, 2022.

2023 Compensation

Compensation for each of the non-management directors in 2023 includes an annual fee of $200,000, payable up to 50% in the form of a cash retainer with the remainder in stock, stock options, and/or LTIP Units. The stock, stock options, and LTIP Units were awarded on February 1, 2023. The closing price of Aimco’s Common Stock on the New York Stock Exchange on February 1, 2023, was $7.59. Additional retainers for Board leadership positions in 2023 are as follows: Chairman of the Board — $65,000; Audit Committee Chairman — $20,000; Compensation and Human Resources Committee Chairman — $15,000; Nominating, Environmental, Social, and Governance Committee Chairman — $14,000; and Investment Committee Chairman — $15,000. Directors will not receive meeting fees in 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information available to the Company, as of February 22, 2023, with respect to Aimco’s equity securities beneficially owned by (i) each director and the NEOs, and (ii) all directors and executive officers as a group. The table also sets forth certain information available to the Company, as of February 22, 2023, with respect to shares of Common Stock held by each person known to the Company to be the beneficial owner of more than 5% of such shares. This table reflects options that are exercisable within 60 days. Unless otherwise indicated, each person has sole voting and investment power with respect to the securities beneficially owned by that person. The business address of each of the following directors and NEOs is 4582 South Ulster Street, Suite 1450, Denver, Colorado 80237. None of the securities reflected in this table held by the directors or NEOs are the subject of any hedging or pledging transaction.

Name and Address of Beneficial Owner	Number of shares of Common Stock (1)		Percentage of Common Stock Outstanding (2)	Number of Partnership Units (3)	Percentage Ownership of the Company (4)
Directors and Named Executive Officers:
Wes Powell	1,389,494		0.93%	—	0.88%
H. Lynn C. Stanfield	710,216		*	17,858	*
Jennifer Johnson	479,225		*	—	*
Quincy L. Allen	70,336		*	—	*
Patricia L. Gibson	98,451		*	—	*
Jay Paul Leupp	102,609	(5)	*	—	*
Robert A. Miller	299,037	(6)	*	—	*
Deborah Smith	233,855	(7)	*	—	*
R. Dary Stone	89,185		*	—	*
James P. Sullivan	18,618		*	—	*
Kirk A. Sykes	75,887		*	—	*
All directors and executive officers as a group (11 persons)	3,566,913	(8)	2.37%	17,858	2.26%
5% or Greater Holders:
The Vanguard Group	21,828,329	(9)	14.56%	—	13.84%
100 Vanguard Blvd.
Malvern, Pennsylvania 19355
T. Rowe Price Associates, Inc.	17,439,376	(10)	11.63%	—	11.06%
100 East Pratt St.
Baltimore, Maryland 21202
BlackRock, Inc.	13,949,317	(11)	9.30%	—	8.84%
55 East 52nd Street
New York, New York 10055
Sessa Capital Special Opportunity Fund II, L.P. and affiliates	9,932,043	(12)	6.62%	—	6.30%
888 Seventh Avenue, 30th Floor
New York, New York 10019
Westdale Investments L.P. and affiliates	8,807,745	(13)	5.87%	—	5.58%
2550 Pacific Ave., Suite 1600
Dallas, Texas 75226
Land & Buildings Investment Management, LLC and affiliates	8,798,969	(14)	5.87%	—	5.58%
1 Landmark Square, 17th Floor
Stamford, Connecticut 06901

__________

* Less than 0.5%

(1) Excludes shares of Common Stock issuable upon redemption of common OP Units or equivalents.

(2) Represents the number of shares of Common Stock beneficially owned by each person divided by the total number of shares of Common Stock outstanding as of February 22, 2023. Any shares of Common Stock that may be acquired by a person within 60 days upon the exercise of options, warrants, rights or conversion privileges or pursuant to the power to revoke, or the automatic termination of, a trust, discretionary account or similar arrangement are deemed to be beneficially owned by that person and are deemed outstanding for the purpose of computing the percentage of outstanding shares of Common Stock owned by that person, but not any other person.

(3) Through wholly owned subsidiaries, Aimco acts as general partner of the Aimco Operating Partnership. As of February 22, 2023, Aimco held approximately 95.0% of the common partnership interests in the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” Generally, after a holding period of 12 months, common OP Units may be tendered for redemption and, upon tender, may be acquired by Aimco for shares of Common Stock at an exchange ratio of one share of Common Stock for each common OP Unit (subject to adjustment). If Aimco acquired all common OP Units for Common Stock (without regard to the ownership limit set forth in Aimco’s Charter), these shares of Common Stock would constitute approximately 5.0% of the then outstanding shares of Common Stock. OP Units are subject to certain restrictions on transfer.

(4) Represents the number of shares of Common Stock beneficially owned, divided by the total number of shares of Common Stock outstanding, assuming, in both cases, that all 7,812,767 OP Units outstanding as of February 22, 2023 are redeemed in exchange for shares of Common Stock (notwithstanding any holding period requirements, and Aimco’s ownership limit). See note (3) above. Excludes partnership preferred units issued by the Aimco Operating Partnership and Aimco preferred securities.

(5) Includes 2,000 shares held directly by Mr. Leupp, 100,596 shares held by a trust for the benefit of Mr. Leupp’s children, of which Mr. Leupp and his spouse are trustees, and 13 shares held by Terra Firma Asset Management, LLC, of which Mr. Leupp is a 65% managing member.

(6) Includes 228,803 shares subject to options that are exercisable within 60 days.

(7) Includes 170,323 shares subject to options that are exercisable within 60 days.

(8) Includes 399,126 shares subject to options that are exercisable within 60 days.

(9) Beneficial ownership information is based on information contained in an Amendment No. 2 to Schedule 13G filed with the SEC on February 9, 2023, by The Vanguard Group. According to the schedule, The Vanguard Group has sole dispositive power with respect to 21,429,805 of the shares, shared voting power with respect to 237,528 of the shares, and shared dispositive power with respect to 398,524 of the shares.

(10) Beneficial ownership information is based on information contained in an Amendment No. 2 to Schedule 13G filed with the SEC on February 14, 2023, by T. Rowe Price Associates, Inc. on behalf of itself and affiliated entities. According to the schedule, included in the securities listed above as beneficially owned by T. Rowe Price Associates, Inc. are 6,581,317 shares and 9,836,953 shares over which T. Rowe Price Associates, Inc. and T. Rowe Price Mid-Cap Value Fund, Inc., respectively, have sole voting power. According to the schedule, T. Rowe Price Associates, Inc. has sole dispositive power with respect to all 17,439,376 shares.

(11) Beneficial ownership information is based on information contained in an Amendment No. 3 to Schedule 13G filed with the SEC on January 24, 2023, by BlackRock, Inc. According to the schedule, BlackRock, Inc. has sole voting power with respect to 13,448,597 of the shares and sole dispositive power with respect to all 13,949,317 shares.

(12) Beneficial ownership information is based on information contained in Schedule 13G filed with the SEC on February 14, 2023, by Sessa Capital Special Opportunity Fund II, L.P., Sessa Capital GP, LLC, Sessa Capital IM, L.P., Sessa Capital IM GP, LLC, and John Petry. According to the schedule, Sessa Capital Special Opportunity Fund II, L.P., Sessa Capital GP, LLC, Sessa Capital IM, L.P., Sessa Capital IM GP, LLC, and John Petry have shared voting power and shared dispositive power with respect to all 9,932,043 shares.

(13) Beneficial ownership information is based on information contained in an Amendment No. 1 to Schedule 13D filed with the SEC on November 18, 2022, by Westdale Investments L.P., JGB Ventures I, Ltd., JGB Holdings, Inc., Joseph G. Beard, Westdale Construction Co. Limited, Ronald Kimel, and Warren Kimel. According to the schedule, Westdale Investments L.P., JGB Ventures I, Ltd., JGB Holdings, Inc., and Joseph G. Beard have shared voting and dispositive power over the 7,857,295 shares owned directly by Westdale Investments L.P., and Westdale Construction Co. Limited, Ronald Kimel, and Warren Kimel have shared voting and dispositive power over the 950,450 shares owned directly by Westdale Construction Co. Limited.

(14) Beneficial ownership information is based on information contained in an Amendment No. 1 to Schedule 13D filed with the SEC on December 19, 2022, by Land & Buildings Investment Management, LLC, Jonathan Litt, and affiliated persons. According to the schedule, Land & Buildings Investment Management, LLC and Jonathan Litt have shared voting power and shared dispositive power with respect to 8,798,969 shares.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information on equity compensation plans as of the end of the 2022 fiscal year under which equity securities of the Company are authorized for issuance is set forth in the following table.

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Subject to Outstanding Unexercised Grants)
Equity compensation plans approved by security holders	7,004,196	$6.33	21,388,667
Equity compensation plans not approved by security holders	—	—	—

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

Sublease of a Portion of Aimco Office Space

On January 25, 2019, Aimco entered into a sublease agreement (the “Sublease”) with an entity in which Mr. Considine, former Director who resigned from the Board in February 2023, has sole voting and investment power. Under this agreement, Aimco has subleased to said entity approximately 2,957 square feet of office space within the same building as Aimco’s corporate headquarters in Denver, Colorado, and consisting of excess space not needed by Aimco, on exactly the same terms as Aimco leases the space. The Sublease does not provide any benefit to the entity, as other space in the building requires comparable rent. The Sublease provides some benefit to Aimco as it gives Aimco the ability to put the excess space to productive use. The entity has a lease term less favorable than Aimco’s lease with the landlord, in that Aimco has the option to terminate the Sublease at any time, for any or no reason, upon six months’ notice. The Sublease has a term that began on April 1, 2019, and ends on April 30, 2029, the same term as the Aimco lease. The annual amount of rent in the first year was $78,361, subject to annual increases. The aggregate amount of rent expected to be paid under the Sublease, assuming the entire lease term is fulfilled, is approximately $850,000. The Nominating, Environmental, Social, and Governance Committee reviewed the Sublease and determined that it is in the best interests of Aimco and its stockholders.

Related Person Transactions

In November 2019, Aimco confirmed an arrangement with Richard M. Powell, of R.M. Powell & Co., a contractor for Aimco since 1997 and father of Mr. Wes Powell, Director, President and CEO. Depending on the success of potential transactions identified by Mr. Richard Powell, he may earn fees in amounts in excess of $120,000. Pursuant to the Company’s related party transactions policy, the Nominating, Environmental, Social, and Governance Committee reviewed and approved the arrangement with Mr. Richard Powell, subject to the Committee’s subsequent review and approval of any specific transaction in which R.M. Powell & Co. provides services. In April 2022, the Nominating, Environmental, Social, and Governance Committee reviewed and approved a transaction directly sourced by R.M. Powell & Co., including a fee paid to R.M. Powell & Co. in the amount of $998,134, with such fee calculated pursuant to the fee structure previously reviewed and approved by the Nominating, Environmental, Social, and Governance Committee.

In March 2020, Elizabeth Likovich, the daughter of Mr. Considine, former Director who resigned from the Board in February 2023, became a full-time employee of the Company. Her compensation for 2022 was in line with the median for her peers, and consisted of $262,184 in base salary, $129,687 in STI, $8,403 in non-discretionary matching contributions under Aimco’s 401(k) plan, and $103,728 in equity awards vesting over three years. Prior to joining Aimco, Ms. Likovich held a similar position at a peer apartment company. Pursuant to the policy noted above, the Nominating, Environmental, Social, and Governance Committee reviewed and approved the employment of Ms. Likovich.

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

Consistent with these considerations, the Board has affirmatively determined that Messrs. Allen, Leupp, Miller, Stone, Sullivan, and Sykes and Mses. Gibson and Smith are independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES

Below is information on the fees billed for services rendered by Ernst & Young LLP during the years ended December 31, 2022, and 2021.

Year Ended December 31,
	2022	2021
Aggregate fees billed for services	$ 1.66 million	$ 1.77 million

Audit Fees:
Including fees associated with the audit of Aimco’s annual financial statements, internal controls, interim reviews of financial statements, registration statements, comfort letters, and consents

	$ 1.62 million	$ 1.75 million
Audit-Related Fees: Including fees related to benefit plan audits	$ --	$ --
Tax Fees:	$ 0.4 million	$ 0.02 million
Tax Consulting Fees (1)
All other fees	$ --	$ --

__________

(1)
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

All of the services described in the Principal Accountant Fees section above were approved pursuant to the annual engagement letter or in accordance with the Pre-Approval Policy.

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

10.3	Aimco Severance Policy (Exhibit 99.1 to Aimco’s Current Report on Form 8-K filed February 22, 2018, is incorporated herein by reference)*

10.4	2007 Stock Award and Incentive Plan (Exhibit A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007 is incorporated herein by this reference)*

10.5	Form of Restricted Stock Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, filed April 30, 2007, is incorporated herein by this reference)*

10.6	Form of Non-Qualified Stock Option Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, filed April 30, 2007, is incorporated herein by this reference)*

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

10.13

Form of Performance Vesting LTIP Unit Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.4 to Aimco’s Current Report on Form 8-K, filed January 31, 2017, is incorporated herein by this reference)*

10.14

Form of Non-Qualified Stock Option Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by this reference)*

10.15

Form of Performance Vesting LTIP II Unit Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.15 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, is incorporated herein by this reference)*

10.16

Employee Matters Agreement, effective as of December 15, 2020, by and among Apartment Investment Management Company, Aimco OP L.P., Apartment Income REIT Corp. and Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.) (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.17

Purchase Agreement, effective as of February 3, 2021, by and among AIMCO/Bethesda Holdings, Apartment Income REIT, L.P. (f/k/a Aimco Properties, L.P.), Aimco Development Company, LLC, Campus GP Holdings, LLC, Aimco OP L.P. and Aimco Properties, LLC (Exhibit 10.18 to Aimco's Annual Report on Form 10-K, filed March 1, 2022, is incorporated herein by this reference)

10.18

Master Services Agreement, effective as of December 15, 2020, by and among Apartment Investment Management Company, Aimco OP L.P., Apartment Income REIT Corp. and Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.) (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.19

Master Leasing Agreement, effective as of December 15, 2020, by and between Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.) and Aimco Development Company, LLC (Exhibit 10.4 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.20

Amendment to Master Leasing Agreement by and between Apartment Income REIT L.P. and Aimco Development Company, LLC, dated as of May 19, 2022 (Exhibit 1.1 to Aimco's Current Report on Form 8-K, dated as of May 25, 2022, is incorporated herein by this reference)

10.21

Amendment to Master Leasing Agreement by and between Apartment Income REIT, L.P. and Aimco Development Company, LLC, dated as of June 14, 2022, (Exhibit 1.3 to Aimco's Current Report on Form 8-K, dated June 14, 2022, is incorporated herein by this reference)

10.22

Master Lease Agreement, dated as of December 15, 2020 (effective January 1, 2021), by and between AIMCO 50 Rogers Street, LLC and Prism Lessee, LLC (Exhibit 10.5 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.23

Master Lease Agreement, dated as of December 15, 2020 (effective January 1, 2021), by and between AIMCO Fitzsimons 3A Lessor, LLC and Fremont Lessee, LLC (Exhibit 10.6 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.24

Master Lease Agreement, dated as of December 15, 2020 (effective January 1, 2021), by and between MCZ/Centrum Flamingo II, L.L.C. and Flamingo North Lessee, LLC (Exhibit 10.7 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.25

First Amendment to Master Lease Agreement, dated April 15, 2021, by and between MCZ/Centrum Flamingo II, L.L.C. and Flamingo North Lessee, LLC. (Exhibit 10.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, is incorporated herein by this reference)

10.26

Master Lease Agreement, dated as of December 15, 2020 (effective January 1, 2021), by and between AIMCO Leahy Square Apartments, LLC and 707 Leahy Lessee, LLC (Exhibit 10.8 to Aimco's Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.27

Termination of Master Lease Agreements, dated as of June 17, 2022, by and among (i) MCZ/Centrum Flamingo II, L.L.C., AIMCO 50 Rogers Street, L.L.C., AIMCO Leahy Square Apartments, LLC, and Aimco Fitzsimons 3A Lessor, LLC; (ii) Flamingo North Lessee, LLC, Prism Lessee, LLC, 707 Leahy Lessee, LLC, and Fremont Lessee LLC; (iii) Aimco OP L.P.; and (iv) Apartment Income REIT, L.P. (Exhibit 1.1 to Aimco's Current Report on Form 8-K, dated June 14, 2022, is incorporated herein by this reference)

10.28

Property Management Agreement, effective as of December 15, 2020, by and between James-Oxford Limited Partnership and AIR Property Management TRS, LLC (Exhibit 10.9 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.29

Property Management Agreement, effective as of December 15, 2020, by and between Aimco OP L.P. and AIR Property Management TRS, LLC (Exhibit 10.10 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.30

Property Management Agreement, effective as of December 15, 2020, by and between Aimco OP L.P. and AIR Property Management TRS, LLC (Exhibit 10.11 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.31

Property Management Agreement, effective as of December 15, 2020, by and between Aimco Development Company, LLC and AIR Property Management TRS, LLC (Exhibit 10.12 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.32

Mezzanine Note Agreement, effective as of December 14, 2020, by and among Aimco REIT Sub, LLC, AIMCO/Bethesda Holdings, Inc. and Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.) (Exhibit 10.13 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.33

Amendment to Mezzanine Note Agreement and Notes, dated as of June 17, 2022, by and among Aimco JO Intermediate Holdings, LLC, Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.) and AIR/Bethesda Holdings, Inc. (f/k/a AIMCO/Bethesda Holdings, Inc.) (Exhibit 1.2 to Aimco's Current Report on Form 8-K, dated June 14, 2022, is incorporated herein by this reference)

10.34	Form of 5.2% Secured Mezzanine Note, made by Aimco REIT Sub, LLC (included in Exhibit 10.32)

10.35

Program Agreement for Aimco/APFC Multifamily Development Program Dated as of August 5, 2022 (Exhibit 10.1 to Aimco's Current Report on Form 8-K, dated August 5, 2022, is incorporated herein by this reference)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm - Aimco

31.1

Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e)/15d-15(e), and Securities Exchange Act Rules 13a-15(f)/15d-15(f), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco

31.2

Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e)/15d-15(e), and Securities Exchange Act Rules 13a-15(f)/15d-15(f), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco

31.3

Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e)/15d-15(e), and Securities Exchange Act Rules 13a-15(f)/15d-15(f), as Adopted Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 - Aimco Operating Partnership

31.4

Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e)/15d-15(e), and securities Exchange Act Rules 13a-15(f)/15d-15(f), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco Operating Partnership

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Aimco

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Aimco

32.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Aimco Operating Partnership

32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Aimco Operating Partnership

101

The following materials from Aimco’s and Aimco Operating Partnership’s consolidated Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity and consolidated statements of partners’ capital; (v) consolidated statements of cash flows; (vi) notes to the consolidated financial statements; and (vii) financial statement schedule (3)

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

By:	/s/ Wesley W. Powell
Wesley W. Powell
Director, President and Chief Executive Officer
Date:	February 27, 2023

AIMCO OP L.P.

By:	Aimco OP GP, LLC, its General Partner
/s/ Wesley W. Powell
Wesley W. Powell Director, President and Chief Executive Officer
Date:	February 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.
By: Aimco OP GP, LLC, its General Partner

/s/ WESLEY W. POWELL	Director, President and Chief Executive Officer	February 27, 2023
Wesley W. Powell	(principal executive officer)

/s/ H. LYNN C. STANFIELD	Executive Vice President and	February 27, 2023
H. Lynn C. Stanfield	Chief Financial Officer (principal financial and accounting officer)

/s/ R. DARY STONE	Chairman of the Board of Directors	February 27, 2023
R. Dary Stone

/s/ QUINCY L. ALLEN	Director	February 27, 2023
Quincy L. Allen

/s/ PATRICIA L. GIBSON	Director	February 27, 2023
Patricia L. Gibson

/s/ JAY PAUL LEUPP	Director	February 27, 2023
Jay Paul Leupp

/s/ ROBERT A. MILLER	Director	February 27, 2023
Robert A. Miller

/s/ DEBORAH SMITH	Director	February 27, 2023
Deborah Smith

/s/ JAMES P. SULLIVAN	Director	February 27, 2023
James P. Sullivan

/s/ KIRK A. SYKES	Director	February 27, 2023
Kirk A. Sykes

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Apartment Investment and Management Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2023, expressed an unqualified opinion thereon.

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

Impairment of mezzanine investment
Description of the Matter

During 2022 the Company recorded an impairment loss on its mezzanine investment of $212.6 million to reduce the investment to its estimated fair value of $158.6 million. As more fully described in Note 2 and Note 13 to the consolidated financial statements, the Company periodically evaluates the mezzanine investment for impairment. An impairment loss is recognized to adjust the investment to its estimated fair value when the Company determines the fair value is less than the carrying value of the investment on an other-than-temporary basis.

Auditing the Company’s measurement of the impairment loss on the mezzanine investment involved a higher degree of judgment due to the subjective nature of the assumptions used in determining the fair value of the underlying real estate collateral. The significant assumptions used to estimate the fair value of real estate include the capitalization rate, discount rate, market rental rates and operating expense ratio.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to determine the fair value of the mezzanine investment and measure the impairment loss. This included testing controls over management’s evaluation of the significant inputs and assumptions used to estimate the fair value of the underlying real estate collateral.

To test the impairment loss on the mezzanine investment, our audit procedures included, among others, testing the completeness and accuracy of the information included in the valuation model and evaluating the significant assumptions mentioned above that were used to estimate fair value. With the assistance of our valuation specialists, we compared the significant assumptions to observable market data and published industry resources, including comparing management’s capitalization rate, discount rate, market rental rates, operating expense ratio to ranges for comparable properties in the same or nearby markets.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2020.

Denver, Colorado

February 27, 2023

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2022 and 2021

(In thousands)

	December 31,
	2022	2021
ASSETS
Buildings and improvements	$1,322,381	$1,257,214
Land	641,102	534,285
Total real estate	1,963,483	1,791,499
Accumulated depreciation	(530,722)	(561,115)
Net real estate	1,432,761	1,230,384
Cash and cash equivalents	206,460	233,374
Restricted cash	23,306	11,208
Mezzanine investment	158,558	337,797
Interest rate options	62,387	25,657
Unconsolidated real estate partnerships	15,789	13,025
Notes receivable	39,014	38,029
Right-of-use lease assets- finance leases	110,269	429,768
Other assets, net	132,679	114,859
Total assets	$2,181,223	$2,434,101

LIABILITIES AND EQUITY
Non-recourse property debt, net	$929,501	$483,137
Construction loans, net	118,698	163,570
Notes payable to AIR	—	534,127
Total indebtedness	1,048,199	1,180,834
Deferred tax liabilities	119,615	124,747
Lease liabilities - finance leases	114,625	435,093
Accrued liabilities and other	106,600	97,400
Total liabilities	1,389,039	1,838,074

Redeemable noncontrolling interests in consolidated real estate partnerships	166,826	33,794
Commitments and contingencies (Note 14)
Equity (510,587,500 shares authorized at both December 31, 2022 and 2021):
Common Stock, $0.01 par value, 146,524,941 and 149,818,021 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1,466	1,498
Additional paid-in capital	496,482	521,842
Retained Earnings (accumulated deficit)	49,904	(22,775)
Total Aimco equity	547,852	500,565
Noncontrolling interests in consolidated real estate partnerships	48,294	35,213
Common noncontrolling interests in Aimco Operating Partnership	29,212	26,455
Total equity	625,358	562,233
Total liabilities and equity	$2,181,223	$2,434,101

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2022, 2021, and 2020

(In thousands)

	Year Ended December 31,
	2022	2021	2020
REVENUES
Rental and other property revenues	$190,344	$169,836	$151,451

OPERATING EXPENSES
Property operating expenses	71,792	67,613	61,514
Depreciation and amortization	158,967	84,712	77,965
Impairment	—	—	15,860
General and administrative expenses	39,673	33,151	10,469
Total operating expenses	270,432	185,476	165,808

Interest income	4,052	2,277	110
Interest expense	(73,842)	(52,902)	(27,512)
Mezzanine investment income (loss), net	(179,239)	30,436	27,576
Realized and unrealized gains (losses) on interest rate options	48,205	6,509	1,058
Realized and unrealized gains (losses) on equity investments	20,302	6,585	—
Income from unconsolidated real estate partnerships	579	973	808
Gains on dispositions of real estate	175,863	—	—
Lease modification income	206,963	—	—
Other income (expense), net	(13,373)	3,212	(3,603)
Income (loss) before income tax	109,422	(18,550)	(15,920)
Income tax benefit (expense)	(17,264)	13,570	10,149
Net income (loss)	92,158	(4,980)	(5,771)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(8,829)	(91)	457
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(3,672)	(1,136)	4
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	(3,931)	297	269
Net income (loss) attributable to Aimco	$75,726	$(5,910)	$(5,041)

Net income (loss) attributable to Aimco per common share – basic (Note 6)	$0.50	$(0.04)	$(0.03)
Net income (loss) attributable to Aimco per common share – diluted (Note 6)	$0.49	$(0.04)	$(0.03)

Weighted-average common shares outstanding – basic	149,395	149,480	148,569
Weighted-average common shares outstanding – diluted	150,834	149,480	148,569

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2022, 2021, and 2020

(In thousands)

	Common Stock						Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Aimco Predecessor Equity	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2019	—	$—	$—	$—	$513,264	$513,264	$108	$188	$513,560
Net income (loss)	—	—	—	(16,839)	11,798	(5,041)	(4)	(269)	(5,314)
Contributions from Aimco Predecessor, net	—	—	—	—	18,249	18,249	—	—	18,249
Issuance of equity in connection with Separation	148,866	1,488	514,306	—	(543,311)	(27,517)	—	27,517	—
Contributions from noncontrolling interests	—	—	—	—	—	—	31,773	—	31,773
Other common stock issuances	170	2	821	—	—	823	—	—	823
Balances at December 31, 2020	149,036	1,490	515,127	(16,839)	—	499,778	31,877	27,436	559,091
Net income (loss)	—	—	—	(5,910)	—	(5,910)	1,136	(297)	(5,071)
Redemption of OP Units	595	6	1,305	—	—	1,311	—	(1,387)	(76)
Share-based compensation expense	—	—	2,972	—	—	2,972	—	745	3,717
Contributions from noncontrolling interests	—	—	—	—	—	—	3,370	—	3,370
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,157)	—	(1,157)
Other common stock issuances	246	2	1,070	—	—	1,072	—	—	1,072
Other, net	(59)		1,368	(26)	—	1,342	(13)	(42)	1,287
Balances at December 31, 2021	149,818	1,498	521,842	(22,775)	—	500,565	35,213	26,455	562,233
Net income (loss)	—	—	—	75,726		75,726	3,672	3,931	83,329
Redemption of OP Units	108	1	2,653	—	—	2,654	—	(2,888)	(234)
Share-based compensation expense	—	—	5,687	—	—	5,687	—	1,770	7,457
Contributions from noncontrolling interests	—	—	—	—	—	—	10,616	—	10,616
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,202)	(160)	(1,362)
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	—	—	(183)	—	—	(183)	—	—	(183)
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	(7,088)	—	—	(7,088)	—	—	(7,088)
Common stock repurchased	(3,459)	(35)	(24,957)	—	—	(24,992)	—	—	(24,992)
Other common stock issuances	106	1	851	—	—	852	—	—	852
Cash dividends	—	—	—	(3,043)	—	(3,043)	—	—	(3,043)
Other, net	(48)	1	(2,323)	(4)	—	(2,326)	(5)	104	(2,227)
Balances at December 31, 2022	$146,525	$1,466	$496,482	$49,904	$-	$547,852	$48,294	$29,212	$625,358

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022, 2021 and 2020

(In thousands)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$92,158	$(4,980)	$(5,771)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,967	84,712	77,965
Income from unconsolidated real estate partnerships	(579)	(973)	(808)
Realized and unrealized (gains) losses on interest rate options	(48,205)	(6,509)	1,058
Income tax expense (benefit)	17,264	(13,570)	(10,149)
Impairment	—	—	15,860
Amortization of debt issuance costs and other	2,787	1,384	368
Mezzanine investment, net	179,239	(30,436)	(27,576)
Loss on extinguishment of debt, net	28,986	—	—
Lease modification income	(206,963)	—	—
Realized and unrealized (gains) losses on equity investments	(20,302)	(6,585)	—
Gain on disposition of real estate	(175,863)	—	—
Share-based compensation	7,471	5,271	—
Changes in operating assets and operating liabilities:
Other assets, net	1,039	(11,826)	(1,873)
Net cash received from development property lease terminations	195,789	—	—
Accrued liabilities and other	(27,556)	(3,902)	(1,228)
Total adjustments	112,074	17,566	53,617
Net cash provided by operating activities	204,232	12,586	47,846
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(129,245)	(69,601)	(107,908)
Capital expenditures	(237,523)	(177,809)	(23,889)
Proceeds from disposition of real estate	259,983	—	—
Investment in IQHQ	(14,227)	(23,273)	—
Redemption of IQHQ investment	16,473	—	—
Investment in unconsolidated real estate partnerships	(15,668)	—	—
Other investing activities	(547)	(727)	2,472
Net cash used in investing activities	(120,754)	(271,410)	(129,325)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	756,220	59,757	40,000
Proceeds from construction loans	93,206	165,170	—
Payments of deferred loan costs	(15,266)	(6,437)	(10,234)
Principal repayments on non-recourse property debt	(302,428)	(24,383)	(84,193)
Principal repayments on construction loans	(138,404)	—	—
Principal repayments on Notes Payable to AIR	(534,127)	—	—
Purchase of interest rate options	(5,620)	(5,905)	(12,245)
Proceeds from interest rate options	16,818	—	—
Payments on finance leases	(26,213)	(10,855)	—
Change in Aimco Predecessor investment, net		—	420,929
Payments of prepayment premiums	(25,801)	—	(4,269)
Common stock repurchased	(23,492)	—	—
Dividend paid on common stock	(3,043)	—	—
Distributions to noncontrolling interests	(1,362)	(1,158)	—
Distributions to redeemable noncontrolling interests	(9,365)	—	—
Contributions from noncontrolling interests	10,616	212	20,106
Contributions from redeemable noncontrolling interests	122,571	29,440	—
Redemption of OP units	(225)	—	—
Redemption of noncontrolling interests	(7,088)	—	—
Redemption of redeemable noncontrolling interests	(5,094)	—	—
Other financing activities	(197)	(1,171)	—
Net cash provided by (used in) financing activities	(98,294)	204,671	370,094
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(14,816)	(54,153)	288,615
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	244,582	298,735	10,120
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$229,766	$244,582	$298,735

See notes to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of

Aimco OP L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aimco OP L.P. (the Partnership) as of December 31, 2022 and 2021, the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

Impairment of mezzanine investment
Description of the Matter

During 2022 the Company recorded an impairment loss on its mezzanine investment of $212.6 million to reduce the investment to its estimated fair value of $158.6 million. As more fully described in Note 2 and Note 13 to the consolidated financial statements, the Company periodically evaluates the mezzanine investment for impairment. An impairment loss is recognized to adjust the investment to its estimated fair value when the Company determines the fair value is less than the carrying value of the investment on an other-than-temporary basis.

Auditing the Company’s measurement of the impairment loss on the mezzanine investment involved a higher degree of judgment due to the subjective nature of the assumptions used in determining the fair value of the underlying real estate collateral. The significant assumptions used to estimate the fair value of real estate include the capitalization rate, discount rate, market rental rates and operating expense ratio.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to determine the fair value of the mezzanine investment and measure the impairment loss. This included testing controls over management’s evaluation of the significant inputs and assumptions used to estimate the fair value of the underlying real estate collateral.

To test the impairment loss on the mezzanine investment, our audit procedures included, among others, testing the completeness and accuracy of the information included in the valuation model and evaluating the significant assumptions mentioned above that were used to estimate fair value. With the assistance of our valuation specialists, we compared the significant assumptions to observable market data and published industry resources, including comparing management’s capitalization rate, discount rate, market rental rates, operating expense ratio to ranges for comparable properties in the same or nearby markets.

/s/ Ernst & Young LLP

We have served as the Partnership's auditor since 2020.

Denver, Colorado

February 27, 2023

AIMCO OP L.P.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2022 and 2021

(In thousands)

	December 31,
	2022	2021
ASSETS
Buildings and improvements	$1,322,381	$1,257,214
Land	641,102	534,285
Total real estate	1,963,483	1,791,499
Accumulated depreciation	(530,722)	(561,115)
Net real estate	1,432,761	1,230,384
Cash and cash equivalents	206,460	233,374
Restricted cash	23,306	11,208
Mezzanine investment	158,558	337,797
Interest rate options	62,387	25,657
Unconsolidated real estate partnerships	15,789	13,025
Notes receivable	39,014	38,029
Right-of-use lease assets- finance leases	110,269	429,768
Other assets, net	132,679	114,859
Total assets	$2,181,223	$2,434,101

LIABILITIES AND EQUITY
Non-recourse property debt, net	$929,501	$483,137
Construction loans, net	118,698	163,570
Notes payable to AIR	—	534,127
Total indebtedness	1,048,199	1,180,834
Deferred tax liabilities	119,615	124,747
Lease liabilities - finance leases	114,625	435,093
Accrued liabilities and other	106,600	97,400
Total liabilities	1,389,039	1,838,074

Redeemable noncontrolling interests in consolidated real estate partnerships	166,826	33,794
Commitments and contingencies (Note 14)
Partners’ capital:
General Partner and Special Limited Partner	547,852	500,565
Limited Partners	29,212	26,455
Partners’ capital attributable to Aimco Operating Partnership	577,064	527,020
Noncontrolling interests in consolidated real estate partnerships	48,294	35,213
Total partners’ capital	625,358	562,233
Total liabilities and partners’ capital	$2,181,223	$2,434,101

See notes to the consolidated financial statements.

AIMCO OP L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2022, 2021, and 2020

(In thousands)

	Year Ended December 31,
	2022	2021	2020
REVENUES
Rental and other property revenues	$190,344	$169,836	$151,451

OPERATING EXPENSES
Property operating expenses	71,792	67,613	61,514
Depreciation and amortization	158,967	84,712	77,965
Impairment	—	—	15,860
General and administrative expenses	39,673	33,151	10,469
Total operating expenses	270,432	185,476	165,808

Interest income	4,052	2,277	110
Interest expense	(73,842)	(52,902)	(27,512)
Mezzanine investment income (loss), net	(179,239)	30,436	27,576
Realized and unrealized gains (losses) on interest rate options	48,205	6,509	1,058
Realized and unrealized gains (losses) on equity investments	20,302	6,585	—
Income from unconsolidated real estate partnerships	579	973	808
Gains on dispositions of real estate	175,863	—	—
Lease modification income	206,963	—	—
Other income (expense), net	(13,373)	3,212	(3,603)
Income (loss) before income tax	109,422	(18,550)	(15,920)
Income tax benefit (expense)	(17,264)	13,570	10,149
Net income (loss)	92,158	(4,980)	(5,771)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(8,829)	(91)	457
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(3,672)	(1,136)	4
Net income (loss) attributable to Aimco Operating Partnership	$79,657	$(6,207)	$(5,310)

Net income (loss) attributable to Aimco Operating Partnership per common unit – basic (Note 6)	$0.50	$(0.04)	$(0.03)
Net income (loss) attributable to Aimco Operating Partnership per common unit – diluted (Note 6)	$0.49	$(0.04)	$(0.03)

Weighted-average common units outstanding – basic	157,317	157,701	156,500
Weighted-average common units outstanding – diluted	158,774	157,701	156,500

See notes to the consolidated financial statements.

AIMCO OP L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Years Ended December 31, 2022, 2021, and 2020

(In thousands)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Aimco Predecessor Capital	Total Partners’ Capital
Balances at December 31, 2019	$—	$188	$188	$108	$513,264	$513,560
Net income (loss)	(16,839)	(269)	(17,108)	(4)	11,798	(5,314)
Contributions from Aimco Predecessor, net	—	—	—	—	18,249	18,249
Issuance of partners' capital in connection with Separation	515,794	27,517	543,311	—	(543,311)	—
Contributions from noncontrolling interests	—	—	—	31,773	—	31,773
Other issuances of OP Units	823	—	823	—	—	823
Balances at December 31, 2020	499,778	27,436	527,214	31,877	—	559,091
Net income (loss)	(5,910)	(297)	(6,207)	1,136	—	(5,071)
Redemption of OP Units	1,311	(1,387)	(76)	—	—	(76)
Share-based compensation expense	2,972	745	3,717	—	—	3,717
Contributions from noncontrolling interests	—	—	—	3,370	—	3,370
Distributions to noncontrolling interests	—	—	—	(1,157)	—	(1,157)
Other OP Unit issuances	1,072	—	1,072	—	—	1,072
Other, net	1,342	(42)	1,300	(13)	—	1,287
Balances at December 31, 2021	500,565	26,455	527,020	35,213	—	562,233
Net income (loss)	75,726	3,931	79,657	3,672	—	83,329
Redemption of OP Units	2,654	(2,888)	(234)	—	—	(234)
Share-based compensation expense	5,687	1,770	7,457	—	—	7,457
Contributions from noncontrolling interests	—	—	—	10,616	—	10,616
Distributions to noncontrolling interests	—	(160)	(160)	(1,202)	—	(1,362)
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	(183)	—	(183)	—	—	(183)
Purchase of noncontrolling interests in consolidated real estate partnerships	(7,088)	—	(7,088)	—	—	(7,088)
Repurchases of OP Units held by Aimco	(24,992)	—	(24,992)	—	—	(24,992)
Other OP Unit issuances	852	—	852	—	—	852
Cash dividends	(3,043)	—	(3,043)	—	—	(3,043)
Other, net	(2,326)	104	(2,222)	(5)	—	(2,227)
Balances at December 31, 2022	$547,852	$29,212	$577,064	$48,294	$-	$625,358

See notes to the consolidated financial statements

AIMCO OP L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022, 2021, and 2020

(In thousands)

	Years Ended December 31,
	2022	2021		2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$92,158	$(4,980)		$(5,771)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,967	84,712		77,965
Income from unconsolidated real estate partnerships	(579)	(973)		(808)
Realized and unrealized (gains) losses on interest rate options	(48,205)	(6,509)		1,058
Income tax expense (benefit)	17,264	(13,570)		(10,149)
Impairment	—	—		15,860
Amortization of debt issuance costs and other	2,787	1,384		368
Mezzanine investment, net	179,239	(30,436)		(27,576)
Loss on extinguishment of debt, net	28,986	—		—
Lease modification income	(206,963)	—		—
Realized and unrealized (gains) losses on equity investments	(20,302)	(6,585)		—
Gain on disposition of real estate	(175,863)	—		—
Share-based compensation	7,471	5,271		—
Changes in operating assets and operating liabilities:
Other assets, net	1,039	(11,826)		(1,873)
Net cash received from development property lease terminations	195,789	—		—
Accrued liabilities and other	(27,556)	(3,902)		(1,228)
Total adjustments	112,074	17,566		53,617
Net cash provided by operating activities	204,232	12,586		47,846
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(129,245)	(69,601)		(107,908)
Capital expenditures	(237,523)	(177,809)		(23,889)
Proceeds from disposition of real estate	259,983	—		—
Investment in IQHQ	(14,227)	(23,273)		—
Redemption of IQHQ investment	16,473	—		—
Investment in unconsolidated real estate partnerships	(15,668)	—		—
Other investing activities	(547)	(727)		2,472
Net cash used in investing activities	(120,754)	(271,410)		(129,325)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	756,220	59,757	—	40,000
Proceeds from construction loans	93,206	165,170	—	—
Payments of deferred loan costs	(15,266)	(6,437)	—	(10,234)
Principal repayments on non-recourse property debt	(302,428)	(24,383)	—	(84,193)
Principal repayments on construction loans	(138,404)	—	—	—
Principal repayments on Notes Payable to AIR	(534,127)	—	—	—
Purchase of interest rate options	(5,620)	(5,905)	—	(12,245)
Proceeds from interest rate options	16,818	—	—	—
Payments on finance leases	(26,213)	(10,855)	—	—
Change in Aimco Predecessor investment, net	—	—	—	420,929
Payments of prepayment premiums	(25,801)	—	—	(4,269)
Common stock repurchased	(23,492)	—	—	—
Dividend paid on common stock	(3,043)	—	—	—
Distributions to noncontrolling interests	(1,362)	(1,158)	—	—
Distributions to redeemable noncontrolling interests	(9,365)	—	—	—
Contributions from noncontrolling interests	10,616	212	—	20,106
Contributions from redeemable noncontrolling interests	122,571	29,440	—	—
Redemption of OP units	(225)	—	—	—
Redemption of noncontrolling interests	(7,088)	—	—	—
Redemption of redeemable noncontrolling interests	(5,094)	—	—	—
Other financing activities	(197)	(1,171)	—	—
Net cash provided by (used in) financing activities	(98,294)	204,671		370,094
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(14,816)	(54,153)		288,615
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	244,582	298,735		10,120
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$229,766	$244,582		$298,735

See notes to the consolidated financial statements

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Note 1 — Organization

Apartment Investment and Management Company (“Aimco”), a Maryland corporation incorporated on January 10, 1994, is a self-administered and self-managed real estate investment trust (“REIT”). Aimco, through a wholly-owned subsidiary, is the general partner and directly is the special limited partner of Aimco OP L.P. ("Aimco Operating Partnership").

Except as the context otherwise requires, “we,” “our,” and “us” refer to Aimco, Aimco Operating Partnership, and their consolidated subsidiaries, collectively.

The Separation

On December 15, 2020, we completed the separation of our businesses (the “Separation”), creating two, separate and distinct, publicly traded companies, Aimco and Apartment Income REIT Corp. (“AIR”) (Aimco and AIR together, as they existed prior to the Separation, “Aimco Predecessor”). Events noted in this filing as occurring before December 15, 2020, were those entered into by Aimco Predecessor.

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

All Separation-related transactions between Aimco and Aimco Predecessor have been considered effectively settled through partners’ capital in our consolidated financial statements, other than the Notes Payable to AIR as discussed in Note 7. The settlement of these transactions has been reflected as Contributions from Aimco Predecessor, net in our Consolidated Statements of Equity and Partners’ Capital and Change in Aimco Predecessor investment, net in financing activity in our Consolidated Statements of Cash Flows.

Business

As of December 31, 2022, Aimco owned 92.6% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.9% of the economic interest in Aimco Operating Partnership. The remaining 7.4% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

We own or lease a portfolio of real estate investments focused primarily on the U.S. multifamily sector. These real estate investments include a portfolio of 26 operating apartment communities (22 consolidated properties with 5,640 apartment homes and four unconsolidated properties), diversified by both geography and price point; one commercial office building that is part of a land assemblage; three residential apartment communities, with 1,185 planned apartment homes, a single family rental community, with 16 planned homes plus eight accessory dwelling units, and one hotel, with 106 planned rooms, we are actively developing or redeveloping; land parcels held for development. Our Other real estate portfolio also includes two unconsolidated investments in land held for development. In addition, we hold other alternative investments, including our Mezzanine investment (see Note 2 for further information); our IQHQ investment (see Note 3 for further information); and our investment in real estate technology funds.

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

Principles of Consolidation

We consolidate a variable interest entity (“VIE”), in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Refer to Note 6 for further information.

Allocations

The 2020 Consolidated Statement of Operations includes allocations of general and administrative expenses from Aimco Predecessor, as discussed in Note 5. We consider the basis on which expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. However, the allocations may not include all of the actual expenses that we would have incurred and may not reflect our consolidated results of operations, financial position, and cash flows had it been a stand-alone company during the periods presented. Actual costs that might have been incurred had we been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions we might have performed ourselves or outsourced, and strategic decisions we might have made in areas such as information technology and infrastructure. Following the Separation, AIR, through its subsidiaries, provides us with certain property management and other services, and we perform certain functions using our own resources or purchase services from third parties.

Common Noncontrolling Interests in Aimco Operating Partnership

Individuals and entities that hold an interest in Aimco Operating Partnership other than Aimco are reflected in our accompanying Consolidated Balance Sheets as Common Noncontrolling Interests in Aimco Operating Partnership. Aimco Operating Partnership’s income or loss is allocated to the holders of OP Units, other than Aimco, based on the weighted-average number of OP Units (including Aimco) outstanding during the period. For the years ended December 31, 2022, 2021, and 2020, the holders of OP Units had a weighted-average economic ownership interest in Aimco Operating Partnership of approximately 5.1%, 5.0%, and 5.0%, respectively. Please refer to Note 10 for further information regarding the items comprising common noncontrolling interests in Aimco Operating Partnership. Substantially all of the assets and liabilities of Aimco are held by Aimco Operating Partnership.

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

If a consolidated real estate partnership includes redemption rights that are not within our control, the noncontrolling interest is included as temporary equity. If the redemption right is not currently redeemable, but probable of being redeemable in the future, changes in redemption value are recognized each quarter with the change in value being reflected in additional paid-in-capital.

The assets of our consolidated real estate partnerships must first be used to settle the liabilities of the consolidated real estate partnerships. The consolidated real estate partnership’s creditors do not have recourse to the general credit of Aimco Operating Partnership.

In December 2022, we were admitted to Strathmore Joint Venture 1 as sole limited partner. In addition, in the same period $12.9 million of loans were funded to the Strathmore Joint Venture 1 and $6.4 million in funds were remitted to our co-GP as a partial return of their capital contributions to the joint venture. This remittance reduced their ownership percentage in the joint venture and increased our combined GP and LP ownership percentage. As a result of these transactions, we consolidated Strathmore Joint Venture 1 in the fourth quarter of 2022 and recognized $7.3 million of redeemable noncontrolling interests.

In July 2022, we closed a $102.0 million preferred equity financing with an institutional investor, providing for a fixed 8% annual rate of return payable monthly. We recognized this financing as a capital contribution to redeemable noncontrolling interests.

In February 2022, we acquired all of the outstanding redeemable non-controlling interests in an entity reported as a consolidated VIE as of December 31, 2021. At the time of redemption, the carrying amount of the redeemable noncontrolling interests was $4.9 million.

Redeemable noncontrolling interests in consolidated real estate partnerships as of December 31, 2022 consist of the $102.0 million preferred equity noted above, our partner's equity interest in the Upton Joint Venture, which provides for an accruing 9.7% rate of return on their investment and the $7.3 million net interest held by the other general partner of Strathmore Joint Venture 1. These investment interests are presented as Redeemable noncontrolling interests in consolidated real estate partnerships in our Consolidated Balance Sheets as of December 31, 2022.

The following table shows changes in our redeemable noncontrolling interests in consolidated real estate partnerships during the years ended December 31, 2022 , and 2021 (in thousands):

	2022	2021
Balance at Beginning of Period	$33,794	$4,263
Capital contributions	138,479	29,440
Distributions	(9,365)	—
Redemptions	(4,911)	—
Net income	8,829	91
Balance at December 31,	$166,826	$33,794

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

We assess the recoverability of our equity method investments if there are indicators of potential impairment. We did not recognize any such impairments of our equity method investments during the years ended December 31, 2022, 2021, and 2020.

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

The Separation Agreement provides for AIR to transfer ownership of the subsidiaries that originated and hold the mezzanine loan, a related equity option to acquire a 30% interest in the partnership owning Parkmerced Apartments and the interest rate option, or swaption, that provides partial protection against future refinancing risk to us through 2024 once required third-party consents are received. At the time of the Separation and as of the date of this filing, legal title of these subsidiaries had not yet transferred to us. Until legal title of the subsidiaries is transferred, AIR is obligated to pass payments received on such loan to us, and we are obligated to indemnify AIR against any costs and expenses related thereto. We have the risks and rewards of ownership of the Mezzanine Investment and have recognized an asset related to our right to receive the Mezzanine Investment from AIR.

On a periodic basis, we evaluate our Mezzanine Investment for impairment. We assess whether there are any indicators that imply the value of our investment may be impaired. These include assessments of both the underlying property performance and general market conditions in place. An investment is considered impaired if we determine that its fair value is less than the net carrying value of the investment on an other-than-temporary basis. Cash flow projections for the investments consider property level factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. We consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include the loan’s maturity date, our intent and ability to retain our investment in the entity, and the financial condition and long-term prospects of the entity.

The loan is subject to certain risks, including, but not limited to, changes in the macroeconomic environment that can lead to increases in capitalization rates and discount rates, and factors that can have negative effects on occupancy and market rental rates such as lower demand for urban living in San Francisco resulting from the post pandemic virtual working environment adopted by big tech, and an increase in virtual participation as compared to pre-pandemic in class learning at local colleges. These trends have impacted the demand at the Parkmerced Apartments, resulting in a sustained decrease in rents and a negative impact on the resulting occupancy rates. Further, recent transactions in the market and a supporting appraisal, indicate that that the collateral from the note has declined in value.

This decline was deemed to be other-than-temporary and the Company recorded a non-cash impairment charge of $212.6 million to reduce the carrying value of the Mezzanine Investment to $158.6 million as of December 31, 2022. The non-cash impairment is reflected in Mezzanine investment income (loss), net, in our Consolidated Statements of Operations for the year ended December 31, 2022, and as a reduction in the carrying value of the Mezzanine investment in our Consolidated Balance Sheets as of December 31, 2022. No impairment losses were recognized during the years ended December 31, 2021 and 2020.

Prior to recording the impairment charge, we recognized as income the net amounts earned on the mezzanine loan by AIR on its equity investment that are due to be paid to us when collected to the extent the income was supported by the change in AIR’s claim to the net assets of the underlying borrower. The income recognized primarily represents the interest accrued under the terms of the underlying mezzanine loan.

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

The intangible assets or liabilities related to in-place leases are comprised of: (a) the value of the above- and below-market leases in-place, measured over the period, including probable lease renewals for below-market leases, for which the leases are expected to remain in effect; (b) the estimated unamortized portion of avoided leasing commissions and other costs that ordinarily would be incurred to originate the in-place leases; (c) the value associated with in-place leases during an estimated absorption period, which estimates rental revenue that would not have been earned had the leased space been vacant at the time of acquisition, assuming lease-up periods based on market demand and stabilized occupancy levels; and (d) tax abatement contract related intangibles, to the extent the property has them in place. The above and below-market lease intangibles are amortized to rental revenue over the expected remaining terms of the associated leases, which include reasonably assured renewal periods. Other intangible assets related to in-place leases are amortized to depreciation and amortization over the expected remaining terms of the associated leases.

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

For each of the years ended December 31, 2022, 2021, and 2020, we capitalized to buildings and improvements $30.6 million, $21.3 million, and $1.0 million of interest costs, respectively. For the years ended December 31, 2022, 2021, and 2020, we capitalized to buildings and improvements $16.9 million, $20.9 million, and $2.7 million of indirect costs, respectively.

Gain or Loss on Dispositions

Gain or loss on dispositions are recognized when we no longer hold a controlling financial interest in the real estate and sufficient consideration has been received. Upon disposition, the related assets and liabilities are derecognized, and the gain or loss on disposition is recognized as the difference between the carrying amount of those assets and liabilities and the value of consideration received. Total Gains on dispositions of real estate of $175.9 million were recognized during the year ended December 31, 2022. There were no dispositions in the years ended December 31, 2021 and 2020.

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

In connection with the Separation, we entered into a sublease of office space within our corporate offices to AIR at then-current market rents. Based on an analysis of the estimated undiscounted cash flows relative to the sublease arrangement, we evaluated the recoverability of the assets associated with the subleased space, including, the right-of-use asset, tenant improvements and furniture, fixtures and equipment and concluded the subleased assets were impaired. We recorded an impairment charge of $11.0 million in our Consolidated Statements of Operations for the year ended December 31, 2020. There were no such impairments for the years ended December 31, 2022, and 2021.

In connection with the Separation, we entered into a software license agreement with AIR to provide for the use of certain internally developed software at then-current market rates. Based on an analysis of the estimated undiscounted cash flows relative to the carrying value of the internally developed software, we concluded the assets were impaired. Additionally, following an evaluation of the future service potential of certain other internal software that was under development, we ceased development and impaired the associated carrying value. We recorded an aggregate impairment charge of $4.9 million in our Consolidated Statements of Operations for the year ended December 31, 2020. There were no such impairments for the years ended December 31, 2022, and 2021.

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

Supplemental cash flow information for the years ended December 31, 2022, 2021, and 2020 is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$45,171	$43,800	$22,152
Cash paid for income taxes	22,930	2,941	9,216
Non-cash transactions associated with acquisitions:
Buildings and improvements	11,109	—	—
Intangible assets, net	13,377	—	—
Mark to market adjustment on an assumed construction loan	363	—	—
Right-of-use lease assets	15,036	—	—
Other assets, net	5,629	—	—
Accrued liabilities and other	(1,854)	(310)	—
Lease liabilities	(15,151)	—	—
Contributions to noncontrolling interests	(13,756)	—	—
Contributions from Aimco Predecessor	—	—	955
Contribution from noncontrolling interest in consolidated real estate partnerships	—	3,159	11,667
Other non-cash transactions:
Operating leases	2,336	143	5,559
Accrued capital expenditures (at end of period)	41,435	25,686	1,040
Issuance of notes payable to AIR in connection with Separation	—	—	534,127
Contribution from Aimco Predecessor, net	—	—	131,447

Restricted Cash

Restricted cash consists of tenant security deposits, capital replacement reserves, insurance reserves, and cash restricted as required by our debt agreements.

Other Assets

As of December 31, 2022, and 2021, other assets were comprised of the following amounts (in thousands):

	2022	2021
Other investments	$63,982	$45,386
Deferred costs, deposits, and other	20,460	22,136
Prepaid expenses and real estate taxes	17,363	20,516
Intangible assets, net	14,160	3,269
Corporate fixed assets	8,371	9,855
Accounts receivable, net of allowances of $1,206 and $1,285 as of December 31, 2022 and 2021, respectively	4,079	2,469
Deferred tax assets	2,321	6,388
Due from affiliates	1,943	4,840
Total other assets, net	$132,679	$114,859

Other investments

Other investments consist of passive equity investments in IQHQ Inc. (IQHQ), a privately held life sciences real estate development company, and property technology funds. See Note 13 for discussion of our fair value measurements for these investments.

Intangibles

Intangible assets are included in Other assets, net and intangible liabilities are included in Accrued liabilities and other in our Consolidated Balance Sheets. The following table details intangible assets and liabilities, net of accumulated amortization, for the years ended December 31, 2022, and 2021 (in thousands).

	2022	2021
Intangible assets (1)	$29,902	$16,744
Less: accumulated amortization	(15,742)	(13,475)
Intangible assets, net	$14,160	$3,269

Below-market leases	$4,175	$4,175
Less: accumulated amortization	(3,971)	(3,093)
Intangible liabilities, net	$204	$1,082

(1) Amount includes $13.4 million of intangible tax abatement.

Based on the balance of intangible assets and liabilities as of December 31, 2022, the net aggregate amortization for the next five years and thereafter is expected to be as follows (in thousands).

	Intangible assets	Intangible liabilities
2023	$657	$174
2024	735	30
2025	892	—
2026	892	—
2027	892	—
Thereafter	10,092	—
Total future amortization	$14,160	$204

Accounts Receivable, net and Straight-line rent

We present our accounts receivable and straight-line rent receivable net of allowances for amounts that may not be collected. The allowance is determined based on an assessment of whether substantially all of the amounts due from the resident or tenant is probable of collection. This includes a specific tenant analysis and aging analysis.

Deferred Leasing Costs

In accordance with the adoption of Accounting Standard Codification (“ASC”) 842, we defer leasing costs incremental to a lease that we would not have incurred if the contract had not been obtained. Amortization of these costs over the lease term on the same basis as lease income, is included in Depreciation and amortization in our Consolidated Statements of Operations.

Revenue from Leases

We are a lessor for residential and commercial leases. Our operating leases with residents may provide that the resident reimburse us for certain costs, primarily the resident’s share of utilities expenses, incurred by the apartment community. Our operating leases with commercial tenants may provide that the tenant reimburse us for common area maintenance, real estate taxes, and other recoverable costs incurred by the commercial property. Residential and commercial reimbursements represent revenue attributable to non-lease components for which the timing and pattern of recognition is the same as the revenue for the lease components. Reimbursements and the related expenses are presented on a gross basis in our Consolidated Statements of Operations, with the reimbursements included in Rental and other property revenues in the period the recoverable costs are incurred. We recognize rental revenue attributed to lease components, net of any concessions, on a straight-line basis over the term of the lease.

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

Our income tax benefit (expense) calculated in accordance with GAAP includes income taxes associated with the income or loss of our TRS entities. Income taxes, as well as changes in valuation allowance and incremental deferred tax items in conjunction with intercompany asset transfers and internal restructurings (if applicable), are included in Income tax benefit (expense) in our Consolidated Statements of Operations.

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and gains retained by the REIT. For the year ended December 31, 2022, we had net income subject to tax of $88.8 million, compared to net loss subject to tax of $31.4 million for the same period in 2021.

For the year ended December 31, 2022, we recognized income tax expense of $17.3 million, compared to income tax benefit of $13.6 million for the same period in 2021. The year-to-year change is due primarily to the GAAP income taxes associated with the net lease modification income recognized in 2022.

Aimco has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 1994, and Aimco intends to continue to operate in such a manner. Aimco's current and continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, which are related to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If Aimco qualifies for taxation as a REIT, it will generally not be subject to United States federal corporate income tax on its taxable income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from an investment in a corporation.

Even if Aimco qualifies as a REIT, Aimco may be subject to United States federal income and excise taxes in various situations, such as on undistributed income. Aimco also will be required to pay a 100% tax on any net income on non-arm’s length transactions between Aimco and a TRS and on any net income from sales of apartment communities that were held for sale in the ordinary course. The state and local tax laws may not conform to the United States federal income tax treatment, and Aimco may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business. Any taxes imposed on us reduce our operating cash flow and net income.

Earnings per Share and per Unit

Aimco and Aimco Operating Partnership calculate earnings per share and unit based on the weighted-average number of shares of Common Stock or OP Units, participating securities, common stock or common unit equivalents and dilutive convertible securities outstanding during the period. Aimco Operating Partnership considers both OP Units and equivalents, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit computations. Please refer to Note 11 for further information regarding earnings per share and unit computations.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the consolidated financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Accounting Pronouncements Adopted in the Current Year

During the first quarter of 2022, we adopted ASU 2021-05 establishing Topic 842, Lessors - Certain Leases with Variable Lease Payments in conjunction with our ongoing operations. ASU 2021-05 requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if either a sales-type lease or direct financing lease classification would trigger a day-one loss, which was effective for us on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the LIBOR or by another reference rate expected to be discontinued because of reference rate reform. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2024. In January 2021, the FASB issued Accounting Standards Update 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”), which clarified the scope and application of the original guidance. In December 2022, the FASB issued Accounting Standards Update 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" ("ASU 2022-06"), which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The UK Financial Conduct Authority has an intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR of June 30, 2023. We plan to adopt ASU 2020-04, ASU 2021-01 and ASU 2022-06 when LIBOR is discontinued. We are currently evaluating the potential impact of adopting this guidance, but do not expect it to have a material impact on our consolidated financial statements.

Note 3 — Significant Transactions

Acquisitions and Investments

•
In January 2022, our Fort Lauderdale consolidated joint venture closed on the acquisition of three undeveloped land parcels located in downtown Fort Lauderdale, Florida for $49.0 million ($25.0 million at our 51% share), funded primarily by a $40.0 million loan ($20.4 million at our share). The cost was allocated among the parcels based on third-party appraisals. In the fourth quarter of 2022, this loan was paid down to $22.9 million ($11.7 million at our 51% share) with disposition proceeds from one of the three undeveloped land parcels.

At the time of acquisition, one land parcel was subject to a sales agreement, which closed in December 2022, for a gross sales price of $18.3 million. This land parcel was classified as a held for sale asset prior to the sale. See below Dispositions section for further details.

•
In February 2022, we entered into a short-term cancellable lease of and a purchase agreement to acquire, for $100.0 million, a nine-acre development site in the Flagler Village neighborhood of Fort Lauderdale, Florida. The site has the potential for the development of approximately three million square feet of mixed-use property, which could contain up to 1,500 residential units at full build-out. During the third quarter of 2022, we completed the $100.0 million purchase and capitalized an additional $5.9 million of costs to Land in our Consolidated Balance Sheets.
•
In December 2022, we closed on the acquisition of an undeveloped land parcel located in Aurora, Colorado for $1.8 million. This land is intended for the development of a multifamily property on the Anschutz Medical Campus. Capitalized costs of $0.2 million were recorded as of December 31, 2022.
•
During 2022, we made an additional $14.2 million payment for our passive equity investment in IQHQ, which completed our total capital commitment of $50.0 million. Based on certain facts and circumstances related to the investment, IQHQ was initially reported at cost. In June 2022, 22% of our original investment with a cost basis of $10.8 million was redeemed for $16.5 million and we recognized a $5.7 million gain. Concurrently, our remaining investment in IQHQ with a cost basis of $39.2 million was valued at an estimated fair market value of $59.7 million, and a $20.5 million unrealized gain was recognized.

Joint Venture Transactions

•
In March 2022, we formed a joint venture for the construction of approximately one million square feet of mixed-use development in the Edgewater neighborhood of Miami, Florida. We hold a 20% share of the joint venture (the “Edgewater joint venture"), which includes our initial contribution of an eighth of an acre of land that we purchased for $1.7 million in January 2022 and a cash contribution of $0.3 million. Our total capital commitment for this venture is $8.0 million. We will serve as the development manager for this venture.
•
In May 2022, we formed two joint ventures for a ground up project on the development of a phased multifamily community totaling 574 units at Strathmore Square in Bethesda, Maryland. We hold a 50% share of the general partner interest in these joint ventures. In December 2022, we were admitted as the sole limited partner in one of the two joint ventures ("Strathmore Joint Venture 1") and our funding commitments for both joint ventures increased to $35.6 million with remaining unfunded commitments of $21.2 million as of December 31, 2022. We serve as co-development manager for these ventures.

Dispositions

•
In May 2022, we sold our Pathfinder Village property located in Fremont, California, for a gross sales price of $127.0 million and recognized a gain from the sale of $94.6 million. Pathfinder Village was a stabilized property previously reported within our Operating segment.

•
In July and August 2022, we sold our Cedar Rim and 2900 on First properties located in Seattle, Washington, for a total gross sales price of $122.0 million and recognized a total gain from the sales of $75.6 million.
•
In December 2022, we sold a land parcel in downtown Fort Lauderdale, for a gross sales price of $18.3 million and recognized a gain from the sale of $5.9 million. The land parcel was purchased in January 2022 and reported as a held for sale asset prior to the sale.

Lease Arrangements

•
In September 2022, we as lessee, received final payment from AIR, pursuant to the lease termination agreement entered into in June 2022. The leases with respect to four properties were terminated, and we relinquished control of these properties. See Note 4 for further information.
•
In December 2022, in conjunction with consolidation of the Strathmore Joint Venture 1, described in the Joint Venture Transactions section above, we recognized a 98-year ground lease for the land underlying the development site in Bethesda, Maryland. As a result, we recorded right-of-use lease assets and lease liabilities of $15.0 million and $15.2 million, respectively. See Note 4 for further information.

Note 4 — Lease Arrangements

Aimco as Lessor

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements and other services.

For the years ended December 31, 2022, 2021, and 2020, our total lease income was comprised of the following amounts for all residential and commercial property leases (in thousands):

	Year Ended December 31,
	2022	2021	2020
Fixed lease income	$176,080	$157,842	$140,140
Variable lease income	13,654	11,487	11,192
Total lease income	$189,734	$169,329	$151,332

In general, our commercial leases have options to extend for a certain period of time at the tenant's option. Future minimum annual rental payments we will receive under commercial leases, excluding such extension options, are as follows as of December 31, 2022 (in thousands):

2023	$13,031
2024	9,212
2025	5,728
2026	3,430
2027	1,546
Thereafter	800
Total	$33,747

Generally, our residential leases do not provide extension options, so the average remaining term is less than one year. Our commercial leases, as of December 31, 2022, have an average remaining term of 3.2 years.

Aimco as Lessee

Lease Arrangements with AIR

We as lessee, and AIR, as lessor, have entered into leases on properties currently under construction or in lease-up. These lease arrangements are governed by separate Master Lease Agreements and the Master Leasing Agreement.

As of December 31, 2022, the Master Leasing Agreement governed one finance lease for a 15-acre plot of land in the San Francisco Bay Area. This lease commenced on June 1, 2021, has a term of 25 years, and is governed by both a separate Master Lease Arrangement and this Master Leasing Agreement. In June 2021, we commenced construction of 16 single family rental homes and 8 accessory dwelling units on this land.

In June 2022, we as lessee and AIR as lessor, entered into a lease termination agreement with respect to four leases entered into on January 1, 2021 that pertained to our North Tower of Flamingo Point, 707 Leahy, The Fremont, and Prism properties. This agreement terminated these four finance leases on September 1, 2022. Upon termination, both parties were released of any and all liabilities and obligations under each respective lease other than those liabilities and obligations, if any, that expressly survived termination. On September 1, 2022, we relinquished control of the leasehold improvements on these four properties as well as the underlying land. In exchange, AIR remitted a total of $200.0 million in consideration to us as termination payments.

Because the termination agreement modified the expiration date of each lease to September 1, 2022, we accelerated depreciation on the associated leasehold improvements using lease terms that ended September 1, 2022. We recorded $85.7 million of total depreciation expense for the year ended December 31, 2022. In addition, we recognized Lease modification income of $207.0 million, which is included in our Consolidated Statements of Operations for the year ended December 31, 2022.

Ground Leases

In December 2022, in conjunction with consolidating the Strathmore Joint Venture 1, which was described in the Note 3, we recognized a 98-year ground lease for the land underlying the development site, a ground up project on the development of a phased multifamily community totaling 220 units in Bethesda, Maryland, initially recording right-of-use lease assets and lease liabilities of $15.0 million and $15.2 million, respectively.

During the year ended December 31, 2020, we entered into two 99-year ground leases for the land underlying the development site at Upton Place, a mixed-use development project which will create 689 apartment homes and approximately 100,000 square feet of commercial space in upper-northwest Washington, D.C., initially recording right-of-use lease assets and lease liabilities of $92.8 million and $86.3 million, respectively. Substantially all of the payments under our ground leases are fixed. We exclude options to extend the leases from our minimum lease terms unless the options are reasonably certain to be exercised.

Other Finance Lease Arrangements

In February 2022, we, as lessee, entered into certain finance lease arrangements concurrent with a purchase agreement to acquire a development site in the Flagler Village neighborhood of Fort Lauderdale, Florida. During the third quarter of 2022, we completed the $100.0 million purchase and recognized an additional $5.9 million of capitalized costs as Land in our Consolidated Balance Sheets. See Note 3 for further information.

As of December 31, 2022 and December 31, 2021, our finance leases had weighted-average remaining terms of 94.2 years and 38.5 years, respectively, and weighted-average discount rates of 6.1% and 5.4%, respectively.

As of December 31, 2022, finance lease right-of-use assets and liabilities totaled $110.3 million and $114.6 million, respectively. As of December 31, 2021, finance right-of-use lease assets and liabilities totaled $429.8 million and $435.1 million, respectively.

For the year ended December 31, 2022, amortization related to finance leases was $6.7 million, net of amounts capitalized, compared to $8.3 million for the year ended December 31, 2021 and $0.0 million for the year ended December 31, 2020.

For the year ended December 31, 2022, we capitalized $8.5 million of lease costs associated with active development and redevelopment projects on certain of the underlying property and ground lease assets, compared to $22.7 million for the year ended December 31, 2021. No lease costs were capitalized on leased assets for the year ended December 31, 2020.

For the year ended December 31, 2022, interest expense net of amounts capitalized related to our finance leases was $7.5 million compared to $9.2 million for the year ended December 31, 2021, and $0.0 million for the year ended December 31, 2020.

Operating Lease Arrangements

We have operating leases primarily for corporate office space. Substantially all of the payments under our office leases are fixed. As of December 31, 2022 and December 31, 2021, our operating leases had weighted-average remaining terms of 5.6 years and 7.4 years, respectively. As of December 31, 2022 and December 31, 2021, our operating leases had weighted-average discount rates of 3.4% and 3.1%, respectively.

We record operating lease expense on a straight-line basis over the lease term. Total operating lease expense for the years ended December 31, 2022, 2021, and 2020 was $1.1 million, $1.0 million and $1.3 million, respectively. As of December 31, 2022 and December 31, 2021, operating lease right-of-use assets of $6.7 million and $5.1 million, respectively, are included in Other assets, net in our Consolidated Balance Sheets. As of December 31, 2022 and December 31, 2021, operating lease liabilities of $12.8 million and $12.7 million, respectively, are included in Accrued liabilities and other in our Consolidated Balance Sheets.

For finance and operating leases, when the rate implicit in the lease cannot be determined, we estimate the value of our lease liabilities using discount rates equivalent to the rates we would pay on a secured borrowing with terms similar to the leases. We determine if an arrangement is or contains a lease at inception. We have lease agreements with lease and non-lease components, and have elected to not separate these components for all classes of underlying assets. Leases with an initial term of 12 months or less are not recorded in our Consolidated Balance Sheets. Leases with initial terms greater than 12 months are recorded as operating or financing leases in our Consolidated Balance Sheets.

Office Space Sublease

We have a sublease arrangement to provide space within our corporate office for fixed rents, which commenced on January 1, 2021 and expires on May 31, 2029. We sublease office space within our corporate office to AIR which is reflected in the sublease income below. For the years ended December 31, 2022, 2021, and 2020, we recognized sublease income from AIR of $1.4 million, $1.4 million, and $0.1 million, respectively.

Annual Future Minimum Lease Payments

Combined minimum annual lease payments under operating and finance leases, and sublease income that offsets our operating lease rent, are as follows as of December 31, 2022 (in thousands):

	Sublease Income and Lease Modification Income	Operating Lease Future Minimum Rent	Finance Leases Future Minimum Payments
2023	$1,403	$1,999	$2,905
2024	1,413	2,298	3,921
2025	1,423	2,302	4,437
2026	1,433	2,341	4,954
2027	1,443	2,380	5,483
Thereafter	2,083	3,024	1,433,295
Total	$9,198	$14,344	$1,454,995
Less: Discount		(1,502)	(1,340,370)
Total lease liabilities		$12,842	$114,625

Note 5 — Agreements and Transactions with AIR

In conjunction with the Separation, we entered into various separation and transition services agreements with AIR that have significant operational and financial impacts to us.

Master Services Agreement

Under the Master Services Agreement with AIR, AIR provides us with customary administrative and support services. We are obligated to pay AIR the fully burdened costs in performing the services. We may terminate any or all services on 60 days prior written notice, and AIR may terminate individual services, at any time after December 31, 2023. During the year ended December 31, 2022 and 2021, we incurred administrative and support fees of $2.1 million and $2.4 million, respectively. We did not incur any fees during the year ended December 31, 2020. These administrative support fees are included in General and administrative expenses in our Consolidated Statements of Operations.

Property Management Agreements

Under the Property Management Agreements with AIR, AIR provides us with certain property management, property accounting and related services for the majority of our operating properties. We pay AIR a property management fee for these services equal to 3% of each respective property’s revenue collected and such other fees as may be mutually agreed for various other services. The initial term of each Property Management Agreement is one year, with automatic one-year renewal periods, unless either party elects to terminate at any time upon delivery of 60 days prior written notice to the other party before the end of the term. Neither party is obligated to pay to the other party a termination fee or other penalty upon such termination.

During the years ended December 31, 2022 and 2021, we recognized property management and property accounting fees of $5.3 million and $5.2 million, respectively. From Separation to December 31, 2020, we recorded property management and property accounting fees of $0.2 million. These property management and property accounting fees are included in Property operating expenses in our Consolidated Statements of Operations.

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

Notes Payable to AIR

In July 2022, we completed the early repayment of the $534.1 million of Notes Payable to AIR, which was entered into in December 2020. As a result of the early repayment, we incurred $17.4 million of spread maintenance costs, which were included in Interest expense during the year ended December 31, 2022. For the years ended December 31, 2022 and 2021, we recognized interest expense on the Notes Payable to AIR of $13.7 million and $27.8 million, respectively.

Other

In June 2022, for $7.2 million, we acquired from AIR the common noncontrolling interest in the entity that indirectly holds a portfolio of assets that previously secured the Notes Payable to AIR.

Due to and from AIR

As of December 31, 2022, we have amounts due to and from AIR of $7.2 million and $1.7 million, which are included in Other assets and Accrued liabilities and other, respectively. As of December 31, 2021, we had amounts due to and from AIR of $15.7 million and $4.8 million, respectively. The amounts due to AIR primarily consist of invoices paid on our behalf and other reimbursements owed to AIR. The amounts due from AIR primarily consist of net cash flows generated by our operating properties.

Terry Considine Service Agreement/AIR Reimbursement

As contemplated by the Separation and by Aimco and AIR, Terry Considine, an Aimco board member and our former Chief Executive Officer, had specific responsibilities to us as a non-executive employee during 2021 and 2022 to support the establishment and growth of our business, reporting directly to the Board. These responsibilities, separate from Mr. Considine's services as a board member, which have also come to an end, included (i) short and long-term strategic direction and advice; (ii) transition and executive support to officers; and (iii) advice and consultation with respect to strategic growth and acquisition activities. Mr. Considine's transition services to Aimco have been completed. The independent directors of the Board set Mr. Considine's 2022 target total compensation (including base compensation, short-term incentive, and long-term incentive) for these responsibilities at $1.8 million, to be paid in equity. Mr. Considine did not receive any additional compensation for serving on the Board in 2022.

Additionally, we are obligated for all base salary, short-term incentive amounts and long-term incentive amounts payable to Mr. Considine for the calendar year 2022 under the terms of his employment agreement with AIR that are in excess of $1.0 million, collectively.

For the years ended December 31, 2022 and 2021, we recorded $6.5 million and $6.2 million, respectively, of expense in the aggregate pursuant to these arrangements. This expense is included in General and administrative expenses in our Consolidated Statements of Operations. As of December 31, 2022 and 2021, $4.5 million and $4.6 million, respectively, is included in the amounts due to AIR.

These arrangements concluded as of December 31, 2022. Additionally, Mr. Considine resigned from serving as a member of the Board on February 13, 2023.

Expense Allocation

In preparing our consolidated financial statements for the periods prior to the Separation, certain expenses, including property operating expenses, depreciation and amortization, and general and administrative expenses, incurred at the corporate level that are attributable to us have been allocated on a carve-out basis. Expenses allocated for the years ended December 31, 2020 was $9.8 million. Depending on the nature of the expense, the allocation was based on our relative share of total gross potential revenue, and the relative gross asset value of our communities as compared to the total gross potential revenue and gross asset value of all communities held by Aimco Predecessor, which we believe to be reasonable methodologies. These allocated expenses are centralized corporate costs for management and other services, including, but not limited to, executive oversight, treasury, finance, human resources, tax, accounting, financial reporting, information technology, and investor relations.

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

We consolidate Aimco Operating Partnership, a VIE of which we are the primary beneficiary. Through Aimco Operating Partnership, we consolidate all VIEs for which we are the primary beneficiary. Substantially all of our assets and liabilities are those of Aimco Operating Partnership.

Aimco Operating Partnership is the primary beneficiary, and therefore consolidates its five VIEs that own interests in real estate. In addition, we have eight unconsolidated VIEs for which we are not the primary beneficiary because we are not their primary decision maker. The eight unconsolidated VIEs include four unconsolidated real estate partnerships that hold four apartment communities in San Diego, California, the Mezzanine Investment, our passive investment in IQHQ, our investment in the Edgewater joint venture, and our investments in one of the Strathmore joint ventures.

The details of our consolidated and unconsolidated VIEs, excluding those of Aimco Operating Partnership, are summarized in the table below as of December 31, 2022 and 2021 (in thousands, except for VIE count).

	As of December 31, 2022		As of December 31, 2021
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Count of VIEs	5	8	9	6
Assets
Real estate, net	$258,529	$—	$564,909	$—
Mezzanine investment	—	158,558	—	337,797
Right-of-use lease assets	110,269	—	429,768	—
Unconsolidated real estate partnerships	—	15,789	—	13,005
Other assets, net	36,345	59,823	43,715	35,773
Liabilities
Deferred tax liabilities	—	—	124,747	—
Accrued liabilities and other	26,003	—	30,519	—
Non-recourse property debt, net	22,689	—	—	—
Construction loans, net	40,013	—	163,570	—
Lease liabilities	114,625	—	435,093	—

Consolidated Real Estate Partnerships

The changes in consolidated VIE assets and liabilities from December 31, 2021 to December 31, 2022 in the table above are primarily due to the impact of:

(i) In December 2022, we were admitted as sole limited partner to Strathmore Joint Venture 1, and we remitted $6.4 million in funds to our co-GP as a partial return of their capital contributions to the joint venture. This remittance reduced their ownership percentage in the joint venture and increased our combined GP and LP ownership percentage to greater than 50%. As a result of this change in ownership, we became the primary beneficiary and consequently consolidated the joint venture. As of December 31, 2022, we had $51.4 million in assets and $28.5 million in liabilities in our Consolidated Balance Sheets. There was no gain or loss recognized upon consolidation.

(ii) In September 2022, we as lessee received final payment from AIR as lessor, pursuant to the lease termination agreement entered into in June 2022. The leases with respect to four properties were terminated, and we relinquished control of the associated leasehold improvements and underlying land of these four properties. Consequently, we derecognized real estate assets of $86.6 million and paid off a $138.4 million construction loan, which was derecognized as well. In addition, we derecognized right-of-use lease assets and lease liabilities of $326.1 million and $337.3 million, respectively, due to the lease terminations described here and in Note 4.

(iii) In February 2022, we acquired all of the outstanding redeemable non-controlling interests in an entity reported as a consolidated VIE as of December 31, 2021. Consequently, the entity became wholly owned by us and is no longer a VIE. As a result, $416.2 million of Real estate, net and $124.7 million of Deferred tax liability are no longer presented in the table above.

Unconsolidated Real Estate Partnerships

We own an interest in four unconsolidated real estate partnerships that hold four apartment communities in San Diego, California. We also own investments in the Edgewater joint venture formed in March 2022 to develop a 2.8-acre site in Miami's Edgewater neighborhood, and a Strathmore joint venture formed in May 2022 to develop a ground-up phased multifamily community in Bethesda, Maryland.

Our investment balances of $15.8 million and $13.0 million as of December 31, 2022 and 2021, respectively, represent our maximum exposure to loss in these unconsolidated VIEs.

Mezzanine Investment

As discussed in Note 2, AIR holds a mezzanine loan payable by the partnership that owns Parkmerced Apartments, of which it is not the primary beneficiary. Under the terms of the Separation Agreement, AIR is obligated to transfer ownership of the subsidiaries that hold this interest to us upon receipt of applicable third-party consents. Our investment balances as of December 31, 2022 and 2021, respectively, were $158.6 million and $337.8 million. The net carrying values reflect our indirect interest in the mezzanine notes receivable through our agreement with AIR and our maximum exposure to loss in this VIE.

Note 7 —Debt

Non-Recourse Property Debt

We finance apartment communities in our portfolio primarily using property-level, non-recourse, long-dated, fixed-rate debt. The following table summarizes non-recourse property debt as of December 31, 2022 and 2021 (in thousands):

				December 31,
	Maturity Date	Contractual Interest Rate Range	Weighted-Average Interest Rate (1)	2022	2021
Fixed-rate property debt	May 15, 2026 to June 1, 2033	1.00% to 4.68%	4.25%	$774,293	$429,883
Variable-rate property debt	January 10, 2024 to October 9, 2025	8.84% to 10.63%	9.73%	164,183	55,000
Total non-recourse property debt			5.21%	$938,476	$484,883

Assumed debt fair value adjustment, net of accumulated amortization				1,210	1,536
Debt issuance costs, net of accumulated amortization				(10,185)	(3,282)
Total non-recourse property debt, net				$929,501	$483,137

(1) As of December 31, 2022, and after application of interest rate caps, the weighted average interest rate is 5.12%.

Principal and interest on our non-recourse property debt are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. As of December 31, 2022, our property debt was secured by 24 properties. These non-recourse property debt instruments contain financial covenants common to the type of borrowing, and as of December 31, 2022, we believe we were in compliance with all such covenants.

As of December 31, 2022, the scheduled principal amortization and maturity payments for the non-recourse property debt were as follows (in thousands):

	Amortization	Maturities	Total
2023	$3,078	$—	$3,078
2024	3,188	82,883	86,071
2025	3,303	81,300	84,603
2026	2,166	75,519	77,685
2027	1,596	—	1,596
Thereafter	6,215	679,228	685,443
Total	$19,546	$918,930	$938,476

Construction Loans

Our construction loans, which are primarily non-recourse loans except for customary construction loan guarantees, are summarized in the following table (in thousands):

				December 31,
	Maturity Date	Contractual Interest Rate Range	Weighted-Average Interest Rate (1)	2022	2021
Fixed-rate construction loans	December 23, 2025 to December 23, 2052	3.25% to 13.00%	8.09%	$12,900	$—
Variable-rate construction loans	July 1, 2024 to June 23, 2025	7.32% to 8.76%	7.75%	113,417	168,376
Total construction loans			7.78%	$126,317	$168,376

Assumed debt fair value adjustment, net of accumulated amortization				(363)	—
Debt issuance costs, net of accumulated amortization				(7,256)	(4,806)
Total construction loans, net				$118,698	$163,570

(1) As of December 31, 2022, and after application of interest rate caps, the weighted average interest rate is 6.89%.

Interest-only payments on our construction loans are generally payable monthly with balloon payments due at maturity. As of December 31, 2022, our construction debt was secured by 4 properties. These debt instruments contain financial covenants common to the type of borrowing, and as of December 31, 2022, we believe we were in compliance with all such covenants.

As of December 31, 2022, the scheduled principal maturity payments for the construction debt were as follows (in thousands):

Principal Maturity Payments
2023	$—
2024	79,815
2025	40,002
2026	—
2027	—
Thereafter	6,500
Total	$126,317

Revolving Credit Facility

In December 2020, we entered into a credit agreement that provides for a $150.0 million secured credit facility, a $20.0 million swingline loan sub-facility and a $30.0 million letter of credit sub-facility. We can request incremental commitments under the credit agreement up to an aggregate principal amount of $300.0 million. The credit facility has a maturity date of December 2023, with two twelve-month extension options, subject to certain conditions. The revolving loans (other than the swingline) will bear interest, at our option, at a per annum rate equal to (a) LIBOR plus a margin of 2.00% or (b) a base rate plus a margin of 1.00%. Swingline loans made under the revolving credit facility will bear interest at a per annum rate equal to the base rate plus a margin of 1.00%. The base rate is defined as a fluctuating per annum rate of interest equal to the highest of (x) the overnight bank funding rate as reported by the Federal Reserve Bank of New York, plus 0.5%, (y) PNC Bank, National Association’s prime rate and (z) the daily LIBOR Rate plus 1.00%. If the LIBOR Rate determined under any referenced method would be less than 0.25%, such rate shall be deemed 0.25%. We may terminate or, from time to time, reduce the aggregate amount of commitments. The revolving credit facility agreement contains language to facilitate a change to SOFR from LIBOR in 2023.

As of December 31, 2022, we had no outstanding balance on our secured revolving credit facility, the swingline sub-facility or the letter of credit sub-facility. Under our secured revolving credit facility, we have agreed to maintain a fixed charge coverage ratio of 1.25x, minimum adjusted tangible net worth of $625.0 million, and maximum leverage of 60.0% as defined in the credit agreement, among other customary covenants. We believe we are in compliance with these covenants as of December 31, 2022.

Notes Payable to AIR

In July 2022, we completed the prepayment of $534.1 million of Notes Payable to AIR, which was entered into on December 14, 2020. As a result, we incurred $17.4 million of spread maintenance costs, which are included in Income expense in our Consolidated Statements of Operations. For the years ended December 31, 2022, 2021, and 2020, we recognized interest expense of $13.7 million, $27.8 million, and $1.3 million, respectively, associated with the Notes Payable to AIR, which is included in Interest expense in our Consolidated Statements of Operations.

Note 8 — Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of our taxable entities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax liabilities:
Real estate and real estate partnership basis differences	$119,621	$124,733
Lease Liability	385	79,827
Other	120	1,807
Deferred tax assets:
Real estate and real estate partnership basis differences	—	145
Lease Right of Use	439	80,497
Other	3,703	2,764
Net operating, capital, and other loss carryforwards	1,109	5,598
Valuation allowance for deferred tax assets	(2,419)	(1,342)
Net deferred tax liability	$117,294	$118,705

Our policy is to include any interest and penalties related to income taxes within income tax benefit (expense) in our consolidated statements of operations.

Significant components of the income tax benefit (expense) including any interest and penalties related to income taxes are as follows and are classified within Income tax benefit (expense) in our Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Current:
Federal	$12,499	$905	$857
State	5,840	(250)	660
Total current	18,339	655	1,517
Deferred:
Federal	(934)	(7,400)	(10,470)
State	(141)	(6,825)	(1,196)
Total deferred	(1,075)	(14,225)	(11,666)
Total income tax expense (benefit)	$17,264	$(13,570)	$(10,149)

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and income and gains retained by the REIT. For the year ended December 31, 2022, we had consolidated net income subject to tax of $88.8 million, and for the years ended December 31, 2021 and 2020 we had consolidated net loss subject to tax of $31.4 million, and $25.5 million, respectively.

The reconciliation of income tax attributable to operations computed at the United States statutory rate to income tax benefit recognized for the years ended December 31, 2022, 2021, and 2020 is shown below (in thousands):

	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
Tax (benefit) expense at United States statutory rates on consolidated income or loss subject to tax	$18,641	21.0%	$(6,591)	21.0%	$(5,361)	21.0%
US branch profits tax on earnings of foreign subsidiary	(1,965)	(2.2%)	(1,084)	3.5%	(4,195)	16.4%
State income tax, net of federal (benefit) expense	4,590	5.2%	(7,075)	22.5%	(536)	2.1%
Effects of permanent differences	209	0.2%	197	(0.6%)	1	0.0%
Uncertain tax positions	(4,945)	(5.6%)	—	0%	—	0.0%
Valuation allowance	1,109	1.2%	840	(2.7%)	—	0.0%
Other	(375)	(0.4%)	143	(0.5%)	(58)	0.2%
Total income tax benefit	$17,264	19.4%	$(13,570)	43.2%	$(10,149)	39.7%

Income taxes paid totaled approximately $22.9 million, $2.9 million, and $9.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, capital gains, qualified dividends, unrecaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2022, 2021, and 2020, tax attributes of dividends per share held for the entire year were estimated to be as follows (unaudited):

	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
Ordinary income	$0.01	53.5%	$-	0.0%	$3.17	6.7%
Capital gains	0.01	46.5%	-	0.0%	19.43	40.9%
Qualified dividends	-	0.0%	-	0.0%	0.62	1.3%
Unrecaptured § 1250 gain	-	0.0%	-	0.0%	8.80	18.5%
Return of capital	-	0.0%	-	0.0%	15.48	32.6%
Balance at December 31	$0.02	100.0%	$-	0.0%	$47.50	100.0%

A reconciliation of the beginning and ending balance of our unrecognized tax benefits is presented below and is included in Accrued liabilities and other in our Consolidated Balance Sheets (in thousands):

Because the statute of limitations has not yet elapsed, our United States federal income tax returns for the year ended December 31, 2019, and subsequent years and certain of our state income tax returns for the year ended December 31, 2019, and subsequent years are currently subject to examination by the IRS or other taxing authorities. If recognized, the unrecognized tax benefits would affect our effective tax rate.

	2022	2021

Balance at January 1	$7,038	$7,076
Reductions based on tax positions in prior years	(4,903)	(38)
Balance at December 31	$2,135	$7,038

In accordance with the accounting requirements for stock-based compensation, we may recognize tax benefits in connection with the exercise of stock options by employees of our TRS entities and the vesting of restricted stock awards. We recognize the tax effects related to stock-based compensation through earnings in the period the compensation is recognized.

Note 9 — Aimco Equity

Common Stock

Our Board of Directors is authorized to issue up to 510,587,500 shares of Common Stock and we had 146,524,941 shares of Common Stock outstanding as of December 31, 2022.

2022 Stock Repurchases

Our Board has, from time to time, authorized us to repurchase shares of our outstanding Common Stock. As of December 31, 2022, we were authorized to repurchase up to 12.3 million shares of our outstanding Common Stock, subject to certain customary limitations, which may be made from time to time in the open market or in privately negotiated transactions. This authorization has no expiration date. During the year ended December 31, 2022, we repurchased approximately 3.5 million shares of our Common Stock at a weighted-average price of $7.21 per share.

There were no stock repurchases during the years ended December 31, 2021, or December 31, 2020.

2022 Cash Dividend

As a REIT, Aimco is required to distribute annually to holders of shares of its Common Stock at least 90.0% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. Aimco's Board determines and declares Aimco's dividends. In making a dividend determination, Aimco's Board considers a variety of factors, including REIT distribution requirements, current market conditions, liquidity needs, and other uses of cash, such as deleveraging and accretive investment activities. On September 30, 2022, Aimco paid a special cash dividend of $0.02 per share to shareholders of record on September 14, 2022.

Separation from AIR

On December 15, 2020, we completed the Separation which was effected by way of a pro rata distribution, in which stockholders of Aimco received one share of Class A common stock of AIR for every one share of Class A common stock of Aimco held as of the close of business on December 5, 2020. AIR Operating Partnership also completed a pro rata distribution of all of the outstanding common OP units of Aimco Operating Partnership to holders of AIR Operating Partnership common OP units and AIR Operating Partnership Class I High Performance OP units as of the close of business on December 5, 2020.

Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, we are presented as being spun-off from AIR. Therefore, we are the accounting spinee and AIR is considered the divesting entity and treated as the accounting spinnor, or accounting predecessor. Since the assets, liabilities and operations of Aimco prior to the Separation were spread across multiple legal entities, a separate capital structure did not exist.

Note 10 — Partners’ Capital

Aimco Operating Partnership Partners’ Capital

Common Partnership Units

In Aimco Operating Partnership’s Consolidated Balance Sheets, the OP Units held by us are classified within Partners’ Capital as General Partner and Special Limited Partner capital and the OP Units held by entities other than us are classified within Limited Partners’ capital. In our Consolidated Balance Sheets, the OP Units held by entities other than us are classified within permanent equity as Common noncontrolling interests in Aimco Operating Partnership.

OP Units held by us are not redeemable whereas OP Units held by interests in Aimco Operating Partnership other than Aimco are redeemable at the holders’ option, subject to certain restrictions, on the basis of one OP Unit for either one share of Common Stock or cash equal to the fair value of a share of Common Stock at the time of redemption. We have the option to deliver shares of Common Stock in exchange for all or any portion of such OP Units tendered for redemption. When a limited partner redeems an OP Unit for Common Stock, Limited Partners’ capital is reduced, and the General Partner and Special Limited Partners’ capital is increased.

Entities other than us that hold OP Units receive distributions in an amount equivalent to the dividends paid to holders of Common Stock.

During the year ended December 31, 2022, approximately 108,000 OP Units, which were redeemed in exchange for shares of Common Stock, and approximately 33,000 OP Units were redeemed in exchange for cash at an aggregate weighted average price per unit of $7.07.

Separation from AIR

On December 15, 2020, Aimco Operating Partnership completed the Separation, which was effected, in part, through a pro rata distribution of all of the outstanding common limited partnership units of Aimco Operating Partnership to holders of AIR Operating Partnership common limited partnership units and AIR Operating Partnership Class I High Performance partnership units as of the close of business on December 5, 2020. In addition, our stockholders received one share of Class A common stock of AIR for every one share of Class A common stock of Aimco held as of the close of business on the record date and received cash in lieu of fractional shares of Class A common stock of AIR.

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

The shares of Common Stock and common partnership units outstanding at the Separation date are reflected as outstanding for all periods prior to the Separation for purposes of determining earnings per share and per unit. Each of our executives and AIR’s executives received one unvested share of our stock and one unvested share of AIR stock at the Separation date for each unvested share they held at that date. We include AIR’s executives’ rights to receive Aimco shares upon vesting in our dilutive calculations.

Aimco's Common Stock and common partnership unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in our issuance of additional shares of Common Stock and Aimco Operating Partnership’s issuance to us of additional common partnership units equal to the number of shares of Common Stock purchased under the options. These equivalents also include unvested performance-based restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and common partnership units outstanding equal to the number of the shares that vest. Common partnership unit equivalents also include unvested long-term incentive partnership units. We include in the denominator securities with dilutive effect in calculating diluted earnings per share and per unit during these periods.

Aimco's time-based restricted stock awards receive non-forfeitable dividends similar to shares of common stock and common partnership units prior to vesting, and our Performance-Based LTIP I units and Performance-Based LTIP II units receive non-forfeitable distributions based on specified percentages of the distributions paid to common partnership units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Participating securities are included in the computation of diluted earnings per share and unit for the year ended December 31, 2022, because the effect of their inclusion is dilutive. Participating securities are excluded from our computation of diluted loss per share and unit for the years ended December 31, 2021 and 2020, because the effect of their inclusion would be anti-dilutive.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands, except per share and per unit data):

	Years ended December 31,
	2022	2021	2020
Earnings per share
Numerator:
Net income (loss) attributable to Aimco	$75,726	$(5,910)	$(5,041)
Net income (loss) allocated to Aimco participating securities	(1,087)	—	—
Net income (loss) attributable to Aimco common stockholders	$74,639	$(5,910)	$(5,041)

Denominator - shares:
Basic weighted-average common stock outstanding	149,395	149,480	148,569
Diluted share equivalents outstanding	1,439	—	—
Diluted weighted-average common stock outstanding	150,834	149,480	148,569

Earnings (loss) per share - basic	$0.50	$(0.04)	$(0.03)
Earnings (loss) per share - diluted	$0.49	$(0.04)	$(0.03)

Earnings per unit
Numerator:
Net income (loss) attributable to Aimco Operating Partnership	$79,657	$(6,207)	$(5,310)
Net income (loss) allocated to Aimco Operating Partnership participating securities	(1,131)	—	—
Net income (loss) attributable to Aimco Operating Partnership's common unit holders	$78,526	$(6,207)	$(5,310)

Denominator - units
Basic weighted-average common partnership units outstanding	157,317	157,701	156,500
Diluted partnership unit equivalents outstanding	1,457	—	—
Diluted weighted-average common partnership units outstanding	158,774	157,701	156,500

Earnings (loss) per unit - basic	$0.50	$(0.04)	$(0.03)
Earnings (loss) per unit - diluted	$0.49	$(0.04)	$(0.03)

Note 12 — Share-Based Compensation

We have a stock award and incentive program to attract and retain employees and independent directors. As of December 31, 2022, approximately 21.4 million shares were available for issuance under the Second Amended and Restated 2015 Stock Award and Incentive Plan (the “2015 Plan”). The total number of shares available for issuance under this plan may increase due to any forfeiture, cancellation, exchange, surrender, termination or expiration of an award outstanding under the 2015 Plan. Awards under the 2015 Plan may be in the form of incentive stock options, non-qualified stock options, or other types of awards as authorized under the 2015 Plan. Our plans are administered by the Compensation and Human Resources Committee of the Board.

In connection with the Separation, we entered into an agreement to modify all outstanding awards granted to the holders of such awards. Each outstanding time or performance based Aimco award was converted into one share of our Common Stock and one share of AIR common stock. Generally, all such Aimco equity awards retain the same terms and vesting conditions as the original Aimco equity awards immediately before the Separation.

Following the Separation, compensation expense related to these modified awards for the employees retained by us is incurred by Aimco. The compensation expense related to these modified awards for employees of AIR is incurred by AIR.

For the years ended December 31, 2022, 2021, and 2020, total compensation cost recognized for share-based awards was (in thousands):

	2022	2021	2020
Share-based compensation expense (1)	$6,441	$3,377	$1,070
Capitalized share-based compensation (2)	1,016	340	138
Total share-based compensation (3)	$7,457	$3,717	$1,208

(1)
Amounts are recorded in General and administrative expenses in our Consolidated Statements of Operations.
(2)
Amounts are recorded in Buildings and improvements in our Consolidated Balance Sheets.
(3)
Amounts are recorded in Additional paid-in capital and Common noncontrolling interests in Aimco Operating Partnership in our Consolidated Balance Sheets, and in General Partner and Special Limited Partner and Limited Partners in Aimco Operating Partnership's Consolidated Balance Sheets.

As of December 31, 2022, our share of total unvested compensation cost not yet recognized was 13.5 million. We expect to recognize this compensation cost over a weighted-average period of approximately 1.8 years.

We grant stock options and restricted stock awards that are subject to time-based vesting and require continuous employment, typically over a period of four to five years from the grant date, and we refer to these awards as Time-Based Stock Options and Time-Based Restricted Stock, respectively. We also grant stock options, restricted stock awards, and two forms of long-term incentive partnership units (“LTIP units”), that vest conditioned on our total shareholder return (“TSR”), relative to identified indices over a forward-looking performance period of three years. We refer to these awards as TSR Stock Options, TSR Restricted Stock, TSR LTIP I units, and TSR LTIP II units. Vested LTIP II units may be converted at the holders’ option to LTIP Units for a conversion price over a term of 10 years. Earned TSR-based awards, if any, will generally vest 100% on the third anniversary of the grant date, based on continued employment. Our Time-Based Stock Options and TSR Stock Options expire generally 10 years from the date of grant.

We recognize compensation cost associated with time-based awards ratably over the requisite service periods, which are typically three to four years. We recognize compensation cost related to the TSR-based awards, over the requisite service period, commencing on the grant date. The value of the TSR-based awards takes into consideration the probability that the market condition will be achieved; therefore, previously recorded compensation cost is not adjusted in the event that the market condition is not achieved, and awards do not vest.

We had Time-Based Stock Options, Time-Based Restricted Stock, TSR Stock Options, TSR Restricted Stock, TSR LTIP I units and TSR LTIP II units outstanding as of December 31, 2022. The following two tables summarize activity for equity compensation for the year ended December 31, 2022.

	TSR Stock Options		Time-Based Restricted Stock Awards			TSR Restricted Stock Awards
	Number of Options	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Fair Value		Number of Shares	Weighted-Average Fair Value
Outstanding at beginning of year	317,200	$6.66	1,941,125	$6.84		283,503	$10.14
Granted	212,767	6.96	328,941	7.16		183,320	7.25
Exercised	—	—	N/A	N/A		N/A	N/A
Vested	N/A	N/A	(30,618)	14.61	(1)	(3,198)	47.44	(1)
Forfeited	—	—	(85,310)	6.90		(2,880)	55.50	(1)
Outstanding at end of year	529,967	$6.78	2,154,138	$6.78		460,745	$8.45

(1) Weighted-average grant date fair value is based off pre-Separation values when the awards were granted.

	LTIP I Units			TSR LTIP II Units		Time LTIP II Units
	Number of Units	Weighted-Average Fair Value		Number of Units	Weighted-Average Exercise Price	Number of Units	Weighted-Average Exercise Price
Outstanding at beginning of year	12,441	$53.69	(1)	563,890	$4.64	—	$—
Granted	—	—		341,550	6.96	563,334	6.96
Exercised	N/A	N/A		—	—	—	—
Vested	(2,557)	53.17	(1)	N/A	N/A	N/A	N/A
Forfeited	(2,698)	55.17	(1)	—	—	—	—
Outstanding at end of year	7,186	$53.33		905,440	$5.52	563,334	$6.96

(1) Weighted-average grant date fair value is based off pre-Separation values when the awards were granted.

The following table summarizes the unvested or outstanding shares issued to our employees and employees of AIR and are potentially dilutive to us and Aimco Operating Partnership as of December 31, 2022.

	Unvested Shares
Awards	Aimco	AIR	Unvested Compensation Not Yet Recognized (1)
Time-Based Stock Options (Outstanding shares)	—	786,413	$—
TSR Stock Options (Outstanding shares)	529,967	25,563	874
Time-Based Restricted Stock Awards	2,154,138	18,000	9,143
TSR Restricted Stock Awards	460,745	47,516	2,007
LTIP I units	7,186	—	62
TSR LTIP II units (Outstanding shares)	1,468,774	1,089,691	1,415
Total awards	4,620,810	1,967,183	$13,501
(1)
Unvested compensation not yet recognized represents our compensation cost for our employees. Compensation costs related to shares issued to AIR employees are recognized by AIR.

Determination of Grant-Date Fair Value Awards

We estimated the fair value of TSR-based awards granted in 2022 and 2021 using a Monte Carlo simulation valuation method. Under this method, the prices of the indices and shares of our Common Stock were simulated through the end of the performance period. The correlation matrix between shares of our Common Stock and the indices, as well as the corresponding return volatilities, were developed based upon an analysis of historical data.

The following table includes the assumptions used for the valuation of TSR-based awards that were granted in 2022 and 2021.

TSR-based Award Assumptions	2022	2021
Grant date market value of a common share	$6.96	$6.66-$7.10
Risk-free interest rate	0.19%-1.38%	0.02%-1.22%
Dividend yield	0%	0%
Expected volatility	32.09%-33.04%	30.4%-32.29%
Derived vesting period of TSR Restricted Stock	3.0	3.0
Weighted average expected term of TSR Stock Options and LTIP II units	4.9	5.4

Note 13 — Fair Value Measurements

Recurring Fair Value Measurements

From time to time, we purchase interest rate swaps, caps, and other instruments to provide protection against increases in interest rates on our variable rate debt. As of December 31, 2022, we held interest rate swaps and caps with $2.0 billion notional value. These instruments were acquired for $17.7 million, and the fair value of these instruments is noted in the table below.

During the year ended December 31, 2022, we monetized an interest rate swap and an interest rate cap for $16.8 million and recognized gains of $11.1 million, net of transaction costs, which are included in Realized and unrealized gain (losses) on interest rate options.

On a recurring basis, we measure at fair value our interest rate options, which are presented in Other assets, net in our Consolidated Balance Sheets. Our interest rate options are classified within Level 2 of the GAAP fair value hierarchy, and we estimate their fair value using pricing models that rely on observable market information, including contractual terms, market prices, and interest rate yield curves. The fair value adjustment is included in earnings in Realized and unrealized gains (losses) on interest rate options in our Consolidated Statements of Operations. Changes in fair value are reflected as a non-cash transaction in adjustments to arrive at cash flows from operations, and any upfront premium is reflected in Purchase of interest rate options in our Consolidated Statements of Cash Flows.

As of December 31, 2022 and 2021, we had investments of $4.3 million and $9.6 million, respectively, in property technology funds consisting of entities that develop technology related to the real estate industry. These investments are measured at net asset value (“NAV”) as a practical expedient. See Note 14 for further information regarding unfunded commitments related to these investments.

The following table summarizes the fair value of our interest rate options and our investments in real estate technology funds as of December 31, 2022 and 2021 (in thousands):

	As of December 31, 2022				As of December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Interest rate options	$62,259	$—	$62,259	$—	$25,449	$—	$25,449	$—
Investments in real estate technology funds (1)	$4,296	$—	$—	$—	$9,613	$—	$—	$—
(1)
Investments measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

Nonrecurring Fair Value Measurements

As of December 31, 2022, we tested the Mezzanine Investment for impairment given triggering events occurring in the fourth quarter of 2022 and we recorded a non-cash impairment charge to reduce the carrying value of the Mezzanine Investment to $158.6 million. Our estimate of the Mezzanine Investment's fair value was derived using internally developed models to determine the fair value of the underlying collateral, with significant weighting given to a third-party appraisal of the Parkmerced Apartments collateral. This appraisal incorporates various estimates and assumptions, the most significant being the capitalization rate and discount rate of 3.75% and 11.5%, respectively, market rental rates and operating expenses. These assumptions are based on Level 3 inputs. See Note 2 for further details.

Immediately following the Separation, we tested our right of use assets, tenant improvements, furniture, fixtures and equipment and our internally developed software for impairment. We concluded that the estimated fair value of the related assets no longer exceeded their carrying values and recorded an aggregate impairment of $15.9 million for the year ended December 31, 2020. The fair value determination included assumptions based on Level 3 inputs. See Note 2 for further information. There were no such impairments in 2022 or 2021.

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivables and payables approximated their fair value as of December 31, 2022 and 2021, due to their relatively short-term nature and high probability of realization. We estimate the fair value of our debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, debt service coverage ratios, and loan to value ratios. We classify the fair value of our non-recourse property debt and construction loans within Level 2 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair value. The carrying amount of the Notes Payable to AIR, which were fully repaid in the third quarter of 2022, approximated their fair value at December 31, 2021.

The following table summarizes carrying value and fair value of our non-recourse property debt, construction loans, and Notes Payable to AIR as of December 31, 2022 and 2021 (in thousands):

	As of December 31, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$938,476	$878,804	$484,883	$498,960
Construction loans	126,317	125,954	168,376	168,376
Notes Payable to AIR	-	-	534,127	534,127
Total	$1,064,793	$1,004,758	$1,187,386	$1,201,463

Note 14 — Commitments and Contingencies

Commitments

In connection with our development, redevelopment and other capital additions activities, we have entered into various construction-related contracts, and have made commitments to complete development and redevelopment of certain real estate, pursuant to financing or other arrangements. We have entered into contracts for $155.8 million, with $304.6 million undrawn on our construction loans as of December 31, 2022.

We have total remaining commitments to unconsolidated joint ventures of $10.3 million, which we expect to fund over the next twelve months.

As of December 31, 2022, we have remaining commitments of $2.4 million related to our investments in property technology funds invested in entities that develop technology related to the real estate industry. The timing of the remaining funding of these commitments is uncertain.

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

Note 15 — Business Segments

We have three segments: (i) Development and Redevelopment, (ii) Operating, and (iii) Other.

Our Development and Redevelopment segment consists of properties that are under construction or have not achieved stabilization, as well as land held for development. Our Operating segment includes 21 residential apartment communities that have achieved stabilized level of operations as of January 1, 2021 and maintained it throughout the current year and comparable period. We aggregate all our apartment communities that have reached stabilization into our Operating segment. Our Other segment consists of properties that are not included in our Development and Redevelopment or Operating segments. During 2022, we disposed of two Seattle, Washington area properties and one stabilized property located in Fremont, CA that was previously reported within our Operating segment. In addition, we terminated the leases for four residential apartment communities that were previously reported within our Development and Redevelopment segment. Prior period segment information has been recast based upon our current segment population, and is consistent with how our chief operating decision maker ("CODM") evaluates the business. The recast conforms with our reportable segment composition as of December 31, 2022.

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

As of December 31, 2022, our Development and Redevelopment segment consists of 12 properties; three residential apartment communities with 1,185 planned apartment homes, a single family rental community with 16 planned homes plus eight accessory dwelling units, and one hotel, with 106 planned rooms, we are actively developing or redeveloping; and land parcels held for development. Our Operating segment includes 21 consolidated apartment communities with 5,582 apartment homes. Our Other segment includes our Eldridge Townhomes apartment community, stabilized but not owned for the comparable reporting period, and 1001 Brickell Bay Drive, our only office building.

The following tables present the results of operations of consolidated properties, with our segments reported on a proportionate basis for the years ended December 31, 2022, 2021, and 2020 (in thousands): Prior period carve out amounts have been adjusted retrospectively to reconcile the difference between non-recurring carve out accounting and current results as it relates to insurance expense, for the years ended December 31, 2021 and 2020, respectively. This adjustment ensures comparability of post-Separation results to pre-Separation segment results. Absent the adjustment, 2021 NOI would have increased 6.9%.

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year Ended December 31, 2022:
Rental and other property revenues	$919	$135,224	$18,030	$6,097	$30,074	$190,344
Property operating expenses	2,198	40,841	5,560	6,077	17,116	71,792
Other operating expenses not allocated to segments (3)	—	—	—	—	198,640	198,640
Total operating expenses	2,198	40,841	5,560	6,077	215,756	270,432
Proportionate property net operating income (loss)	(1,279)	94,383	12,470	20	(185,682)	(80,088)
Other items included in income before income tax (4)	—	—	—	—	189,510	189,510
Income (loss) before income tax	$(1,279)	$94,383	$12,470	$20	$3,828	$109,422

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year Ended December 31, 2021:
Rental and other property revenues	$2,036	$122,303	$14,559	$5,256	$25,682	$169,836
Property operating expenses	1,446	39,625	4,405	5,199	16,938	67,613
Other operating expenses not allocated to segments (3)	—	—	—	—	117,863	117,863
Total operating expenses	1,446	39,625	4,405	5,199	134,801	185,476
Proportionate property net operating income (loss)	590	82,678	10,154	57	(109,119)	(15,640)
Other items included in income before income tax (4)	—	—	—	—	(2,910)	(2,910)
Income (loss) before income tax	$590	$82,678	$10,154	$57	$(112,029)	$(18,550)

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year Ended December 31, 2020:
Rental and other property revenues	$1,515	$116,888	$13,079	$5,577	$14,392	$151,451
Property operating expenses	981	37,917	4,117	4,885	13,614	61,514
Other operating expenses not allocated to segments (3)	—	—	—	—	104,294	104,294
Total operating expenses	981	37,917	4,117	4,885	117,908	165,808
Proportionate property net operating income (loss)	534	78,971	8,962	692	(103,516)	(14,357)
Other items included in income before income tax (4)	—	—	—	—	(1,563)	(1,563)
Income (loss) before income tax	$534	$78,971	$8,962	$692	$(105,079)	$(15,920)
(1)
Represents adjustments for the redeemable noncontrolling interests in consolidated real estate partnership’s share of the results of consolidated communities in our segments, which are included in the related consolidated amounts, but excluded from proportionate property net operating income for our segment evaluation. Also, includes the reclassification of utility reimbursements from revenues to property operating expenses for the purpose of evaluating segment results. Utility reimbursements are included in Rental and other property revenues in our Consolidated Statements of Operations prepared in accordance with GAAP.
(2)
Includes the operating results of apartment communities sold during the periods shown or classified as Held for Sale at the end of the period. Also includes property management expenses and casualty gains and losses, which are included in consolidated property operating expenses and are not part of segment performance.
(3)
Other operating expenses not allocated to segments consists of depreciation and amortization, general and administrative expense, and miscellaneous other expenses.
(4)
Other items included in income before income tax benefit (expense) consists primarily of interest expense, gain on our interest rate options, gain on sale of Real Estate, lease modification income and mezzanine investment income (loss), net.

Net real estate and non-recourse property debt, net, of our segments as of December 31, 2022 and 2021 were as follows (in thousands):

	Development and Redevelopment	Operating	Other	Corporate(1)	Total
As of December 31, 2022:
Buildings and improvements	$449,316	$674,419	$198,646	$—	$1,322,381
Land	228,568	259,033	153,501	—	641,102
Total real estate	677,884	933,452	352,147	—	1,963,483
Accumulated depreciation	(2,378)	(468,054)	(60,290)	—	(530,722)
Net real estate	$675,506	$465,398	$291,857	$—	$1,432,761

Non-recourse property debt and construction loans, net	$200,135	$823,692	$24,372	$—	$1,048,199

	Development and Redevelopment	Operating	Other	Corporate(1)	Total
As of December 31, 2021:
Buildings and improvements	$202,367	$675,269	$196,853	$182,725	$1,257,214
Land	82,325	259,033	153,501	39,426	534,285
Total real estate	284,692	934,302	350,354	222,151	1,791,499
Accumulated depreciation	(1,426)	(444,324)	(41,841)	(73,524)	(561,115)
Net real estate	$283,266	$489,978	$308,513	$148,627	$1,230,384

Non-recourse property debt and construction loans, net	$36,218	$428,308	$—	$182,181	$646,707

(1)
During the year ended December 31, 2022, certain properties were sold or reclassified as Held for Sale, and therefore are not included in our segment balance sheets as of December 31, 2022. We added a Corporate segment to the tables above for presentation purposes to display these assets and the associated debt as of December 31, 2021.

In addition to the amounts disclosed in the tables above, as of December 31, 2022, the Development and Redevelopment segment right-of-use lease assets and lease liabilities aggregated to $110.3 million and $114.6 million, respectively, and as of December 31, 2021, aggregated to $96.3 million and $95.4 million, respectively. As of December 31, 2022, right-of-use lease assets and lease liabilities primarily related to our investments in Upton Place, Strathmore and Oak Shore. As described in Note 4, we entered into termination agreements that cancelled our leases on North Tower of Flamingo Point, 707 Leahy, The Fremont, and Prism properties on September 1, 2022. Consequently, during 2022, we wrote off $326.1 million and $337.3 million of right-of-use lease assets and lease liabilities, respectively.

Note 16 — Subsequent Events

On February 20, 2023, we entered into an agreement to sell our Parkmerced mezzanine loan for $167.5 million. The closing of the sale is subject to a reasonable due diligence period and the satisfaction of certain conditions to closing including various approvals, and as such closing is not guaranteed.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2022

(In Thousands Except Apartment Home Data)

								(2)	As of December 31, 2022
		(1)				Initial Cost		Cost Capitalized				(4)
Apartment Community	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost	(5)
Name	Type	Acquired	Location	Built	Homes	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances
Operating:
118-122 West 23rd Street	High Rise	Jun 2012	New York, NY	1987	42	$14,985	$23,459	$6,186	$14,985	$29,645	$44,630	$(12,453)	$32,177	$16,472
173 E. 90th Street	High Rise	May 2004	New York, NY	1910	72	12,066	4,535	9,044	12,066	13,579	25,645	(7,080)	18,565	12,138
237-239 Ninth Avenue	High Rise	Mar 2005	New York, NY	1900	36	8,495	1,866	2,777	8,495	4,643	13,138	(3,338)	9,800	6,148
1045 on the Park Apartments Homes	Mid Rise	Jul 2013	Atlanta, GA	2012	30	2,793	6,662	1,185	2,793	7,847	10,640	(2,711)	7,929	6,007
2200 Grace	High Rise	Aug 2018	Lombard, IL	1971	72	642	7,788	242	642	8,030	8,672	(5,583)	3,089	11,193
Bank Lofts	High Rise	Apr 2001	Denver, CO	1920	125	3,525	9,045	5,716	3,525	14,761	18,286	(9,341)	8,945	18,540
Bluffs at Pacifica, The	Garden	Oct 2006	Pacifica, CA	1963	64	8,108	4,132	17,749	8,108	21,881	29,989	(14,208)	15,781	—
Elm Creek	Mid Rise	Dec 1997	Elmhurst, IL	1987	400	5,910	30,830	31,618	5,910	62,448	68,358	(41,367)	26,991	78,095
Evanston Place	High Rise	Dec 1997	Evanston, IL	1990	190	3,232	25,546	18,557	3,232	44,103	47,335	(25,532)	21,803	46,670
Hillmeade	Garden	Nov 1994	Nashville, TN	1986	288	2,872	16,070	22,362	2,872	38,432	41,304	(27,915)	13,389	46,026
Hyde Park Tower	High Rise	Oct 2004	Chicago, IL	1990	155	4,731	14,927	16,560	4,731	31,487	36,218	(17,199)	19,019	29,484
Plantation Gardens	Garden	Oct 1999	Plantation, FL	1971	372	3,773	19,443	23,203	3,773	42,646	46,419	(31,196)	15,223	60,133
Royal Crest Estates	Garden	Aug 2002	Warwick, RI	1972	492	22,433	24,095	6,029	22,433	30,124	52,557	(24,639)	27,918	—
Royal Crest Estates	Garden	Aug 2002	Nashua, NH	1970	902	68,230	45,562	18,108	68,230	63,670	131,900	(53,853)	78,047	173,435
Royal Crest Estates	Garden	Aug 2002	Marlborough, MA	1970	473	25,178	28,786	14,289	25,178	43,075	68,253	(34,792)	33,461	71,295
St. George Villas	Garden	Jan 2006	St. George, SC	1984	40	108	1,024	452	108	1,476	1,584	(1,419)	165	237
Waterford Village	Garden	Aug 2002	Bridgewater, MA	1971	588	29,110	28,101	12,390	29,110	40,491	69,601	(34,473)	35,128	—
Wexford Village	Garden	Aug 2002	Worcester, MA	1974	264	6,349	17,939	6,199	6,349	24,138	30,487	(17,627)	12,860	—
Willow Bend	Garden	May 1998	Rolling Meadows, IL	1969	328	2,717	15,437	19,897	2,717	35,334	38,051	(28,997)	9,054	43,501
Yacht Club at Brickell	High Rise	Dec 2003	Miami, FL	1998	357	31,362	32,214	21,404	31,362	53,618	84,980	(29,866)	55,114	163,880
Yorktown Apartments	High Rise	Dec 1999	Lombard, IL	1971	292	2,414	10,374	52,617	2,414	62,991	65,405	(44,465)	20,940	46,857
Total Operating					5,582	259,033	367,835	306,584	259,033	674,419	933,452	(468,054)	465,398	830,111

Development and redevelopment:
Benson Hotel & faculty Club, The	—	Jan 2021	Denver, CO	—	—	1,815	4,414	62,529	1,815	66,943	68,758	—	68,758	—
One Edgewater	Garden	Jul 2021	Miami, FL	1948	—	20,045	—	2,638	20,045	2,638	22,683	—	22,683	—
Hamilton House	—	Jan 1900	Miami, FL	—	—	11,467	—	4,606	11,467	4,606	16,073	—	16,073	—
Flying Horse	—	Jul 2021	Colorado Springs, CO	—	—	4,257	—	3,164	4,257	3,164	7,421	—	7,421	—
Hamilton, The	High Rise	Aug 2020	Miami, FL	1985	276	45,239	34,891	108,564	45,239	143,455	188,694	(2,378)	186,316	79,815
Oak Shore	—	Jun 2021	Corte Madera, CA	—	24	—	—	23,309	—	23,309	23,309	—	23,309	1
Upton Place	—	Dec 2020	Washington, DC	—	—	—	21,280	151,224	—	172,504	172,504	—	172,504	33,601
Mondo Market	—	Sep 2022	Aurora, CO	—	—	—	—	2,282	—	2,282	2,282	—	2,282	—
Strathmore Phase 1 Con	—	Feb 2022	Ft. Lauderdale, FL	—	—	—	—	13,681	—	13,681	13,681	—	13,681	12,537
300 W. Broward Blvd.	—	Jan 2022	Ft. Lauderdale, FL	—	—	21,355	—	9,260	21,355	9,260	30,615	—	30,615	12,796
200 W. Broward Blvd.	—	Jan 2022	Ft. Lauderdale, FL	—	—	16,750	—	2,215	16,750	2,215	18,965	—	18,965	10,087
Fitzsimons Phase Four	—	Dec 2022	Aurora, CO	—	—	2,016	—	71	2,016	71	2,087	—	2,087	—
Sears Parcel 1	—	Jun 2022	Ft. Lauderdale, FL	—	—	68,485	—	3,497	68,485	3,497	71,982	—	71,982	38,400
Sears Parcel 2	—	Jul 2022	Ft. Lauderdale, FL	—	—	20,737	—	978	20,737	978	21,715	—	21,715	12,000
Sears Parcel 3	—	Jun 2022	Ft. Lauderdale, FL	—	—	16,402	—	713	16,402	713	17,115	—	17,115	9,600
Total Development and redevelopment					300	228,568	60,585	388,731	228,568	449,316	677,884	(2,378)	675,506	208,837

Other:
1001 Brickell Bay Drive	High Rise	Jul 2019	Miami, FL	1985	—	150,018	152,791	8,321	150,018	162,924	312,942	(58,497)	254,445	—
Eldridge	Townhome	Aug 2021	Elmhurst, IL	2018	58	3,483	35,706	16	3,483	35,722	39,205	(1,793)	37,412	26,691
Total Portfolio					5,940	$641,102	$616,917	$703,652	$641,102	$1,322,381	$1,963,483	$(530,722)	$1,432,761	$1,065,639

(1)
Date we acquired the apartment community or first acquired the partnership that owns the community.
(2)
Includes costs capitalized since acquisition or date of initial acquisition of the community.
(3)
The aggregate cost of land and depreciable property for federal income tax purposes was approximately $1.3 billion as of December 31, 2022.
(4)
Depreciable life for buildings and improvements ranges from five to 30 years and is calculated on a straight-line basis.
(5)
Encumbrances are presented before reduction for debt issuance costs.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Years Ended December 31, 2022, 2021, and 2020

(In Thousands)

	2022	2021	2020
Total real estate balance at beginning of year	$1,791,499	$1,500,269	$1,385,412
Additions during the year:
Acquisitions	146,236	69,178	112,820
Capital additions	273,380	222,052	24,334
Dispositions	(233,308)	—	(22,297)
Write-offs of fully depreciated assets and other	(14,324)	—	—
Total real estate balance at end of year	$1,963,483	$1,791,499	$1,500,269

Accumulated depreciation balance at beginning of year	$561,115	$495,010	$449,444
Depreciation	143,983	66,105	67,919
Dispositions	(160,052)	—	—
Write-offs of fully depreciated assets and other	(14,324)	—	(22,353)
Accumulated depreciation balance at end of year	$530,722	$561,115	$495,010