Form 10-Q
period 2023-03-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2023-05-04
CIK 922864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of Apartment Investment and Management Company Class A common stock ("Common Stock") outstanding as of May 3, 2023: 148,616,217

EXPLANATORY NOTE

Apartment Investment and Management Company (“Aimco” or “the Company”), a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. On December 15, 2020, Aimco completed the separation of its businesses (the “Separation”), creating two, separate and distinct, publicly traded companies, Aimco and Apartment Income REIT Corp. (“AIR”) (Aimco and AIR together, as they existed prior to the Separation, “Aimco Predecessor”). Events noted in this filing as occurring before December 15, 2020, were those entered into by Aimco Predecessor. Aimco, through a wholly-owned subsidiary, is the general partner and directly is the special limited partner of Aimco Operating Partnership. As of March 31, 2023, Aimco owned 92.5% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.9% of the economic interest in Aimco Operating Partnership. The remaining 7.5% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

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

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2023, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

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

Equity, partners’ capital, and noncontrolling interests are the main areas of difference between the condensed consolidated financial statements of Aimco and those of Aimco Operating Partnership. Interests in Aimco Operating Partnership held by entities other than Aimco are classified within partners’ capital in Aimco Operating Partnership’s condensed consolidated financial statements and as noncontrolling interests in Aimco’s condensed consolidated financial statements.

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

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Buildings and improvements	$1,391,963	$1,322,381
Land	640,892	641,102
Total real estate	2,032,855	1,963,483
Accumulated depreciation	(545,604)	(530,722)
Net real estate	1,487,251	1,432,761
Cash and cash equivalents	166,149	206,460
Restricted cash	22,485	23,306
Mezzanine investment	158,430	158,558
Interest rate options	60,508	62,387
Unconsolidated real estate partnerships	16,470	15,789
Notes receivable	39,363	39,014
Right-of-use lease assets - finance leases	110,625	110,269
Other assets, net	127,894	132,679
Total assets	$2,189,175	$2,181,223

LIABILITIES AND EQUITY
Non-recourse property debt, net	$929,291	$929,501
Construction loans, net	155,691	118,698
Total indebtedness	1,084,982	1,048,199
Deferred tax liabilities	114,883	119,615
Lease liabilities - finance leases	116,212	114,625
Accrued liabilities and other	97,220	106,600
Total liabilities	1,413,297	1,389,039

Redeemable noncontrolling interests in consolidated real estate partnerships	167,129	166,826

Commitments and contingencies (Note 3)

Equity (510,587,500 shares authorized at both March 31, 2023 and December 31, 2022):
Common Stock, $0.01 par value, 144,718,453 and 146,524,941 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,448	1,466
Additional paid-in capital	489,304	496,482
Retained earnings	41,087	49,904
Total Aimco equity	531,839	547,852
Noncontrolling interests in consolidated real estate partnerships	48,321	48,294
Common noncontrolling interests in Aimco Operating Partnership	28,589	29,212
Total equity	608,749	625,358
Total liabilities and equity	$2,189,175	$2,181,223

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES
Rental and other property revenues	$44,268	$49,994

OPERATING EXPENSES
Property operating expenses	17,504	19,221
Depreciation and amortization	16,271	23,118
General and administrative expenses	8,403	9,472
Total operating expenses	42,178	51,811

Interest income	2,058	555
Interest expense	(9,725)	(14,601)
Mezzanine investment income (loss), net	(128)	8,237
Realized and unrealized gains (losses) on interest rate options	(1,057)	18,778
Realized and unrealized gains (losses) on equity investments	137	(4,332)
Income from unconsolidated real estate partnerships	174	256
Other income (expense), net	(3,498)	(1,020)
Income (loss) before income tax	(9,949)	6,056
Income tax benefit (expense)	4,196	4,056
Net income (loss)	(5,753)	10,112
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,274)	(1,470)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(264)	2
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	474	(435)
Net income (loss) attributable to Aimco	$(8,817)	$8,209

Net income (loss) attributable to Aimco per common share – basic (Note 4)	$(0.06)	$0.05
Net income (loss) attributable to Aimco per common share – diluted (Note 4)	$(0.06)	$0.05

Weighted-average common shares outstanding – basic	145,827	149,790
Weighted-average common shares outstanding – diluted	145,827	150,348

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2023 and 2022

(In thousands, except per share data)

(Unaudited)

	Common Stock
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Aimco Equity	Noncontrolling Interests in Consolidated Real Estate Partnerships	Common Noncontrolling Interests in Aimco Operating Partnership	Total Equity
Balances at December 31, 2021	149,818	$1,498	$521,842	$(22,775)	$500,565	$35,213	$26,455	$562,233
Net income (loss)	—	—	—	8,209	8,209	(2)	435	8,642
Redemption of OP Units	23	—	954	—	954	—	(1,087)	(133)
Share-based compensation expense	—	—	1,363	—	1,363	—	1,066	2,429
Contributions from noncontrolling interests	—	—	—	—	—	9,718	—	9,718
Distributions to noncontrolling interests	—	—	—	—	—	(295)	—	(295)
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	—	—	(183)	—	(183)	—	—	(183)
Common stock repurchased	(202)	(2)	(1,315)	—	(1,317)	—	—	(1,317)
Other common stock issuances	106	1	851	—	852	—	—	852
Other, net	(55)	—	(57)	(5)	(62)	(5)	106	39
Balances at March 31, 2022	149,690	$1,497	$523,455	$(14,571)	$510,381	$44,629	$26,975	$581,985

Balances at December 31, 2022	146,525	$1,466	$496,482	$49,904	$547,852	$48,294	$29,212	$625,358
Net income (loss)	—	—	—	(8,817)	(8,817)	264	(474)	(9,027)
Redemption of OP Units	—	—	4,293	—	4,293	—	(4,547)	(254)
Share-based compensation expense	—	—	1,696	—	1,696	—	3,126	4,822
Contributions from noncontrolling interests	—	—	—	—	—	50	—	50
Distributions to noncontrolling interests	—	—	—	—	—	(287)	—	(287)
Common stock repurchased	(2,019)	(20)	(14,701)	—	(14,721)	—	—	(14,721)
Other common stock issuances	247	2	1,538	—	1,540	—	1,272	2,812
Other, net	(35)	—	(4)	—	(4)	—	—	(4)
Balances at March 31, 2023	144,718	$1,448	$489,304	$41,087	$531,839	$48,321	$28,589	$608,749

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,753)	$10,112
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,271	23,118
Mezzanine investment (income) loss, net	128	(8,237)
Realized and unrealized (gains) losses on interest rate options	1,057	(18,778)
Realized and unrealized (gains) losses on equity investments	(137)	4,332
Income from unconsolidated real estate partnerships	(174)	(256)
Income tax expense (benefit)	(4,196)	(4,056)
Amortization of debt issuance costs and other	808	814
Share-based compensation	4,519	2,667
Changes in operating assets and operating liabilities:
Other assets, net	2,238	2,420
Accrued liabilities and other	(9,162)	(5,625)
Total adjustments	11,352	(3,601)
Net cash provided by operating activities	5,599	6,511
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	—	(47,492)
Capital expenditures (1)	(64,814)	(49,656)
Investment in IQHQ	—	(14,227)
Other investing activities	1,580	(73)
Net cash used in investing activities	(63,234)	(111,448)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	—	40,000
Proceeds from construction loans	35,491	15,625
Principal repayments on non-recourse property debt	(779)	(2,101)
Payments on finance leases	(796)	(24,516)
Common stock repurchased	(14,522)	(1,317)
Distributions to redeemable noncontrolling interests	(3,095)	—
Contributions from noncontrolling interests	50	9,718
Distributions to noncontrolling interests	(287)	—
Contributions from redeemable noncontrolling interests	124	6,879
Redemption of OP units	(254)	—
Redemption of redeemable noncontrolling interests	—	(5,094)
Other financing activities	571	(1,216)
Net cash provided by (used in) financing activities	16,503	37,978
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(41,132)	(66,959)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	229,766	244,582
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$188,634	$177,623

(1) Accrued capital expenditures were $43.8 million and $40.4 million as of March 31, 2023 and 2022, respectively.

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Buildings and improvements	$1,391,963	$1,322,381
Land	640,892	641,102
Total real estate	2,032,855	1,963,483
Accumulated depreciation	(545,604)	(530,722)
Net real estate	1,487,251	1,432,761
Cash and cash equivalents	166,149	206,460
Restricted cash	22,485	23,306
Mezzanine investment	158,430	158,558
Interest rate options	60,508	62,387
Unconsolidated real estate partnerships	16,470	15,789
Notes receivable	39,363	39,014
Right-of-use lease assets - finance leases	110,625	110,269
Other assets, net	127,894	132,679
Total assets	$2,189,175	$2,181,223

LIABILITIES AND EQUITY
Non-recourse property debt, net	$929,291	$929,501
Construction loans, net	155,691	118,698
Total indebtedness	1,084,982	1,048,199
Deferred tax liabilities	114,883	119,615
Lease liabilities - finance leases	116,212	114,625
Accrued liabilities and other	97,220	106,600
Total liabilities	1,413,297	1,389,039

Redeemable noncontrolling interests in consolidated real estate partnerships	167,129	166,826

Commitments and contingencies (Note 3)

Partners’ capital:
General Partner and Special Limited Partner	531,839	547,852
Limited Partners	28,589	29,212
Partners’ capital attributable to Aimco Operating Partnership	560,428	577,064
Noncontrolling interests in consolidated real estate partnerships	48,321	48,294
Total partners’ capital	608,749	625,358
Total liabilities and partners’ capital	$2,189,175	$2,181,223

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES
Rental and other property revenues	$44,268	$49,994

OPERATING EXPENSES
Property operating expenses	17,504	19,221
Depreciation and amortization	16,271	23,118
General and administrative expenses	8,403	9,472
Total operating expenses	42,178	51,811

Interest income	2,058	555
Interest expense	(9,725)	(14,601)
Mezzanine investment income (loss), net	(128)	8,237
Realized and unrealized gains (losses) on interest rate options	(1,057)	18,778
Realized and unrealized gains (losses) on equity investments	137	(4,332)
Income from unconsolidated real estate partnerships	174	256
Other income (expense), net	(3,498)	(1,020)
Income (loss) before income tax	(9,949)	6,056
Income tax benefit (expense)	4,196	4,056
Net income (loss)	(5,753)	10,112
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,274)	(1,470)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(264)	2
Net income (loss) attributable to Aimco Operating Partnership	$(9,291)	$8,644

Net income (loss) attributable to Aimco Operating Partnership per common unit – basic (Note 4)	$(0.06)	$0.05
Net income (loss) attributable to Aimco Operating Partnership per common unit – diluted (Note 4)	$(0.06)	$0.05

Weighted-average common units outstanding – basic	153,631	157,718
Weighted-average common units outstanding – diluted	153,631	158,485

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2023 and 2022

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2021	500,565	26,455	527,020	35,213	562,233
Net income (loss)	8,209	435	8,644	(2)	8,642
Redemption of OP Units	954	(1,087)	(133)	—	(133)
Share-based compensation expense	1,363	1,066	2,429	—	2,429
Contributions from noncontrolling interests	—	—	—	9,718	9,718
Distributions to noncontrolling interests	—	—	—	(295)	(295)
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	(183)	—	(183)	—	(183)
Repurchases of OP Units held by Aimco	(1,317)	—	(1,317)	—	(1,317)
Other OP Unit issuances	852	—	852	—	852
Other, net	(62)	106	44	(5)	39
Balances at March 31, 2022	$510,381	$26,975	$537,356	$44,629	$581,985

Balances at December 31, 2022	$547,852	$29,212	$577,064	$48,294	$625,358
Net income (loss)	(8,817)	(474)	(9,291)	264	(9,027)
Redemption of OP Units	4,293	(4,547)	(254)	—	(254)
Share-based compensation expense	1,696	3,126	4,822	—	4,822
Contributions from noncontrolling interests	—	—	—	50	50
Distributions to noncontrolling interests	—	—	—	(287)	(287)
Repurchases of OP Units held by Aimco	(14,721)	—	(14,721)	—	(14,721)
Other OP Unit issuances	1,540	1,272	2,812	—	2,812
Other, net	(4)	—	(4)	—	(4)
Balances at March 31, 2023	$531,839	$28,589	$560,428	$48,321	$608,749

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,753)	$10,112
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,271	23,118
Mezzanine investment (income) loss, net	128	(8,237)
Realized and unrealized (gains) losses on interest rate options	1,057	(18,778)
Realized and unrealized (gains) losses on equity investments	(137)	4,332
Income from unconsolidated real estate partnerships	(174)	(256)
Income tax expense (benefit)	(4,196)	(4,056)
Amortization of debt issuance costs and other	808	814
Share-based compensation	4,519	2,667
Changes in operating assets and operating liabilities:
Other assets, net	2,238	2,420
Accrued liabilities and other	(9,162)	(5,625)
Total adjustments	11,352	(3,601)
Net cash provided by operating activities	5,599	6,511
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	—	(47,492)
Capital expenditures (1)	(64,814)	(49,656)
Investment in IQHQ	—	(14,227)
Other investing activities	1,580	(73)
Net cash used in investing activities	(63,234)	(111,448)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	—	40,000
Proceeds from construction loans	35,491	15,625
Principal repayments on non-recourse property debt	(779)	(2,101)
Payments on finance leases	(796)	(24,516)
Common stock repurchased	(14,522)	(1,317)
Distributions to redeemable noncontrolling interests	(3,095)	—
Contributions from noncontrolling interests	50	9,718
Distributions to noncontrolling interests	(287)	—
Contributions from redeemable noncontrolling interests	124	6,879
Redemption of OP units	(254)	—
Redemption of redeemable noncontrolling interests	—	(5,094)
Other financing activities	571	(1,216)
Net cash provided by (used in) financing activities	16,503	37,978
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(41,132)	(66,959)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	229,766	244,582
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$188,634	$177,623

(1) Accrued capital expenditures were $43.8 million and $40.4 million as of March 31, 2023 and 2022, respectively.

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

As of March 31, 2023, Aimco owned 92.5% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.9% of the economic interest in Aimco Operating Partnership. The remaining 7.5% legal interest is owned by limited partners. The common partnership units of Aimco Operating Partnership are referred to as "OP Units". As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

We own or lease a portfolio of real estate investments focused primarily on the U.S. multifamily sector. These real estate investments include: a portfolio of 26 operating apartment communities (22 consolidated properties with 5,640 apartment homes and four unconsolidated operating properties), diversified by both geography and price point; one commercial office building that is part of a land assemblage; three residential apartment communities, with 1,185 planned apartment homes, a single family rental community with 16 planned homes plus eight accessory dwelling units, and one hotel, with 106 rooms, we are actively developing or redeveloping; land parcels held for development. Our real estate portfolio also includes two unconsolidated investments in land held for development. In addition, we hold other alternative investments, including our Mezzanine Investment (see Note 2 for further information); our IQHQ investment; and our investment in real estate technology funds.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The Condensed Consolidated Balance Sheets of Aimco and Aimco Operating Partnership as of December 31, 2022 have been derived from their respective audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2022. Except where indicated, the footnotes refer to both Aimco and Aimco Operating Partnership.

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

Common Noncontrolling Interests in Aimco Operating Partnership

Common noncontrolling interests in Aimco Operating Partnership consist of OP Units held by third parties, and are reflected in Aimco’s accompanying Condensed Consolidated Balance Sheets as Common Noncontrolling Interests in Aimco Operating Partnership. Aimco Operating Partnership’s income or loss is allocated to the holders of OP Units, other than Aimco, based on the weighted-average number of OP Units (including Aimco) outstanding during the period. For the periods ended March 31, 2023 and 2022, the holders of OP Units had a weighted-average economic ownership interest in Aimco Operating Partnership of approximately 5.1%, and 5.0%, respectively. Substantially all of the assets and liabilities of Aimco are held by Aimco Operating Partnership.

Redeemable Noncontrolling Interests in Consolidated Real Estate Partnerships

Redeemable noncontrolling interests consist of equity interests held by a limited partner in a consolidated real estate partnership that has a finite life. If a consolidated real estate partnership includes redemption rights that are not within our control, the noncontrolling interest is included as temporary equity.

Redeemable noncontrolling interests in consolidated real estate partnerships as of March 31, 2023, consists of the following: (i) a $102.0 million preferred equity interest in an entity that owns a portfolio of operating apartment communities and (ii) equity interests in two separate consolidated joint ventures (in which we hold preferred equity interests in one and common equity interests in the other) that are actively developing residential apartment communities. Capital contributions, distributions, and net income attributable to redeemable noncontrolling interests in consolidated real estate partnerships are determined in accordance with the relevant partnership agreements. These interests are presented as Redeemable noncontrolling interests in consolidated real estate partnerships in our Condensed Consolidated Balance Sheet as of March 31, 2023.

The following table shows changes in our redeemable noncontrolling interests in consolidated real estate partnerships from December 31, 2022 to March 31, 2023 (in thousands):

Balance at December 31, 2022	$166,826
Capital contributions	124
Distributions	(3,095)
Net income	3,274
Balance at March 31, 2023	$167,129

Mezzanine Investment

In November 2019, Aimco Predecessor made a five-year, $275.0 million mezzanine loan to the partnership owning the “Parkmerced Apartments” located in southwest San Francisco (the “Mezzanine Investment”). The loan bears interest at a 10% annual rate, accruing if not paid from property operations. Ownership of the subsidiaries that originated and hold the Mezzanine Investment was retained by AIR following the Separation.

The Separation Agreement with AIR provides for AIR to transfer ownership of the subsidiaries that originated and hold the Mezzanine Investment, a related equity option to acquire a 30% interest in the partnership owning Parkmerced Apartments and the interest rate option, or swaption, that provides partial protection against future refinancing risk to Aimco through 2024 once required third-party consents are received. At the time of Separation and as of the date of this filing, legal title of these subsidiaries had not yet transferred to us. Until legal title of the subsidiaries is transferred, AIR is obligated to pass payments received on the Mezzanine Investment to us, and we are obligated to indemnify AIR against any costs and expenses related thereto. We have the risks and rewards of ownership of the Mezzanine Investment and have recognized an asset related to our right to receive the Mezzanine Investment from AIR.

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

Prior to recording a non-cash impairment charge during the three months ended December 31, 2022, we recognized as income the net amounts earned on the Mezzanine Investment by AIR on its equity investment that were due to be paid to us when collected to the extent the income was supported by the change in the counterparty’s claim to the net assets of the underlying borrower. The income recognized primarily represented the interest accrued under the terms of the underlying Mezzanine Investment.

In February 2023, we entered into an agreement to sell our Mezzanine Investment for $167.5 million. The initial $5.0 million deposit received from the purchaser became nonrefundable in April 2023 when various conditions, including transfer consents, were cleared. The sale is expected to close during the three months ended June 30, 2023.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and gains retained by the REIT. For the three months ended March 31, 2023, we had a net loss subject to tax of $4.9 million, compared to a net loss subject to tax of $14.8 million for the same period in 2022.

For the three months ended March 31, 2023, we recognized an income tax benefit of $4.2 million, compared to an income tax benefit of $4.1 million during the same period in 2022. The change is due primarily to the tax effect of depreciation associated with properties owned by, and activities of, our TRS entities, as well as a reduction to the effective state tax rate expected to apply to the reversal of our existing deferred items.

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

Other Assets, net

Other assets were comprised of the following amounts (in thousands):

	March 31, 2023	December 31, 2022
Other investments	$64,273	$63,982
Deferred costs, deposits, and other	18,731	20,460
Prepaid expenses and real estate taxes	14,392	17,363
Intangible assets, net	13,890	14,160
Corporate fixed assets	8,865	8,371
Accounts receivable, net of allowances of $850 and $1,206 as of March 31, 2023 and December 31, 2022, respectively	3,869	4,079
Deferred tax assets	2,092	2,321
Due from third-party property manager	1,782	1,943
Total other assets, net	$127,894	$132,679

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-04,“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients to debt, derivatives, and other contracts that refer to LIBOR or another reference rate expected to be discontinued because of reference rate reform. The original ASU was effective as of its issuance date and provided temporary relief through December 31, 2022, which was extended through December 31, 2024 by ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848". The UK Financial Conduct Authority has an intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR of June 30, 2023. We are currently evaluating the potential impact of the standard and may apply the optional expedients when LIBOR is discontinued, but do not expect it to have a material impact on our consolidated financial statements.

Note 3 — Commitments and Contingencies

Commitments

In connection with our development, redevelopment, and other capital additions activities, we have entered into various construction-related contracts, and have made commitments to complete development and redevelopment of certain real estate, pursuant to financing or other arrangements. We expect to fund most of these commitments over the next 24 months. As of March 31, 2023, we had entered into construction-related contracts for $133.2 million, with $268.4 million undrawn on our construction loans.

As of March 31, 2023, we have remaining commitments of $9.5 million related to our unconsolidated joint ventures, which we expect to fund over the next twelve months. In addition, we have remaining commitments of $2.3 million related to our investments in property technology funds invested in entities that develop technology related to the real estate industry. The timing of the remaining funding of these commitments is uncertain.

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

Note 4 — Earnings per Share and per Unit

Aimco and Aimco Operating Partnership calculate basic earnings per share and basic earnings per unit based on the weighted-average number of shares of Common Stock and OP Units outstanding. We calculate diluted earnings per share and diluted earnings per unit taking into consideration dilutive shares of Common Stock and OP Unit equivalents and dilutive convertible securities outstanding during the period.

Aimco's Common Stock and OP Unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in our issuance of additional shares of Common Stock and Aimco Operating Partnership’s issuance to us of additional OP Units equal to the number of shares of Common Stock purchased under the options. These equivalents also include unvested market-based restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and OP Units outstanding equal to the number of the shares that vest. OP Unit equivalents also include unvested long-term incentive partnership units. We include in the denominator securities with dilutive effect in calculating diluted earnings per share and per unit during these periods.

Aimco's time-based restricted stock awards receive non-forfeitable dividends similar to shares of Common Stock and OP Units prior to vesting, and our market-based long-term incentive partnership units receive non-forfeitable distributions based on specified percentages of the distributions paid to OP Units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Participating securities are not included in the computation of diluted earnings per share and unit for the three months ended March 31, 2023, because the effect of their inclusion would be antidilutive. However, participating securities were included in the computation of diluted earnings per share and unit for the three months ended March 31, 2022, because the effect of their inclusion was dilutive.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the three months ended March 31, 2023 and 2022, are as follows (in thousands, except per share and per unit data):

	Three Months Ended March 31,
	2023	2022
Earnings per share
Numerator:
Net income (loss) attributable to Aimco	$(8,817)	$8,209
Net income (loss) allocated to Aimco participating securities	—	(114)
Net income (loss) attributable to Aimco common stockholders	$(8,817)	$8,095

Denominator - shares:
Basic weighted-average Common Stock outstanding	145,827	149,790
Diluted share equivalents outstanding	—	558
Diluted weighted-average Common Stock outstanding	145,827	150,348

Earnings (loss) per share - basic	$(0.06)	$0.05
Earnings (loss) per share - diluted	$(0.06)	$0.05

Earnings per unit
Numerator:
Net income (loss) attributable to Aimco Operating Partnership	$(9,291)	$8,644
Net income (loss) allocated to Aimco Operating Partnership participating securities	—	(118)
Net income (loss) attributable to Aimco Operating Partnership's common unit holders	$(9,291)	$8,526

Denominator - units
Basic weighted-average OP Units outstanding	153,631	157,718
Diluted partnership unit equivalents outstanding	—	767
Diluted weighted-average OP Units outstanding	153,631	158,485

Earnings (loss) per unit - basic	$(0.06)	$0.05
Earnings (loss) per unit - diluted	$(0.06)	$0.05

Note 5 — Fair Value Measurements and Disclosures

Recurring Fair Value Measurements

From time to time we purchase interest rate swaps, caps, and other instruments to provide protection against increases in interest rates on our variable rate debt. As of March 31, 2023, we held interest rate swaps and caps with $2.0 billion notional value. These instruments were acquired for $17.7 million, and the fair value of these instruments is noted in the table below.

On a recurring basis, we measure at fair value our interest rate options. Our interest rate options are classified within Level 2 of the GAAP fair value hierarchy, and we estimate their fair value using pricing models that rely on observable market information, including contractual terms, market prices, and interest rate yield curves. The fair value adjustment is included in earnings in Realized and unrealized gains (losses) on interest rate options in our Condensed Consolidated Statements of Operations. Changes in fair value are reflected as a non-cash transaction in adjustments to arrive at cash flows from operations, and any upfront premium is reflected in Purchase of interest rate options in our Condensed Consolidated Statements of Cash Flows.

As of March 31, 2023 and December 31, 2022, we have an investment in stock of $2.3 million and $1.2 million, respectively, classified within Level 1 of the GAAP fair value hierarchy. In addition, as of March 31, 2023 and December 31, 2022, we have investments in property technology funds of $2.3 million and $3.1 million, respectively, in entities that develop technology related to the real estate industry. These investments are measured at net asset value (“NAV”) as a practical expedient.

The following table summarizes the fair value for our interest rate options and our investments in real estate technology funds as of March 31, 2023 , and December 31, 2022, (in thousands):

	As of March 31, 2023				As of December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Interest rate options	$60,398	$—	$60,398	$—	$62,259	$—	$62,259	$—
Investment in stock	$2,292	$2,292	$—	$—	$1,179	$1,179	$—	$—
Investments in real estate technology funds (1)	$2,294	$—	$—	$—	$3,117	$—	$—	$—

(1) Investments measured at fair value using NAV as a practical expedient are not classified in the fair value hierarchy.

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable and payables approximated their fair value as of March 31, 2023, and December 31, 2022, due to their relatively short-term nature and high probability of realization. We estimate the fair value of our debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, debt service coverage ratios, and loan to value ratios. We classify the fair value of our non-recourse property debt and construction loans within Level 2 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair value.

The following table summarizes the carrying value and fair value of our non-recourse property debt, and construction loans as of March 31, 2023, and December 31, 2022, (in thousands):

	As of March 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$937,696	$888,823	$938,476	$878,804
Construction loans	162,764	162,404	126,317	125,954
Total	$1,100,460	$1,051,227	$1,064,793	$1,004,758

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

Aimco Operating Partnership is the primary beneficiary, and therefore consolidates its five VIEs that own interests in real estate. Assets of our consolidated VIEs must first be used to settle the liabilities of those VIEs. The consolidated VIEs' creditors do not have recourse to the general credit of Aimco Operating Partnership.

In addition, we have eight unconsolidated VIEs for which we are not the primary beneficiary because we are not their primary decision maker. The eight unconsolidated VIEs include four unconsolidated real estate partnerships that hold four apartment communities in San Diego, California, the Mezzanine Investment, our passive equity investment in IQHQ, and our two unconsolidated investments in land held for development in Miami, Florida and Bethesda, Maryland. Our maximum exposure to loss because of our involvement with the unconsolidated VIEs is limited to the carrying value of their assets.

The details of our consolidated and unconsolidated VIEs, excluding those of Aimco Operating Partnership, are summarized in the table below as of March 31, 2023, and December 31, 2022, (in thousands, except for VIE count):

	As of March 31, 2023		As of December 31, 2022
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Count of VIEs	5	8	5	8
Assets
Real estate, net	$306,056	—	$258,529	$—
Mezzanine investment	—	158,430	—	158,558
Right-of-use lease assets	109,950	—	110,269	—
Unconsolidated real estate partnerships	—	16,470	—	15,789
Other assets, net	32,608	59,823	36,345	59,823
Liabilities
Accrued liabilities and other	30,690	—	26,003	—
Non-recourse property debt, net	22,883	—	22,689	—
Construction loans, net	65,943	—	40,013	—
Lease liabilities	115,530	—	114,625	—

Note 7 — Lease Arrangements

Aimco as Lessor

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements and other services.

For the three months ended March 31, 2023 and 2022, our total lease income was comprised of the following amounts for all residential and commercial property leases (in thousands):

	Three Months Ended March 31,
	2023	2022
Fixed lease income	$41,005	$46,333
Variable lease income	3,161	3,661
Total lease income	$44,166	$49,994

Aimco as Lessee

Finance Lease Arrangements

We are lessee to finance leases for the land underlying the development sites at Upton Place, Strathmore Square, and a 15-acre plot of land in Marin County, California.

As of March 31, 2023 and December 31, 2022, our finance leases had weighted-average remaining terms of 93.5 years and 94.2 years, respectively, and weighted-average discount rates of 6.1% and 6.1%, respectively.

For the three months ended March 31, 2023, amortization related to our finance leases was $0.0 million, net of amounts capitalized, compared to $3.2 million for the three months ended March 31, 2022. In addition, we capitalized $2.1 million of lease costs associated with active development and redevelopment projects on certain of the underlying property and ground lease assets, compared to $2.8 million for the three months ended March 31, 2022.

Operating Lease Arrangements

We have operating leases primarily for corporate office space. Substantially all of the payments under our office leases are fixed. As of March 31, 2023 and December 31, 2022, our operating leases had weighted-average remaining terms of 6.0 years and 6.25 years, respectively, and weighted-average discount rates of 3.5%, and 3.4%, respectively.

We record operating lease expense on a straight-line basis over the lease term. Total operating lease expense for the three months ended March 31, 2023 and 2022 was $0.4 million and $0.4 million, respectively. As of March 31, 2023 and December 31, 2022, operating lease right-of-use lease assets of $6.4 million and $6.7 million, respectively, are included in Other assets, net in our Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, operating lease liabilities of $12.5 million and $12.8 million, respectively, are included in Accrued liabilities and other in our Condensed Consolidated Balance Sheets.

For finance and operating leases, when the rate implicit in the lease cannot be determined, we estimate the value of our lease liabilities using discount rates equivalent to the rates we would pay on a secured borrowing with terms similar to the leases. We determine if an arrangement is or contains a lease at inception. We have lease agreements with lease and non-lease components, and have elected to not separate these components for all classes of underlying assets. Leases with an initial term of 12 months or less are not recorded in our Condensed Consolidated Balance Sheets. Leases with initial terms greater than 12 months are recorded as operating or finance leases in our Condensed Consolidated Balance Sheets.

Office Space Sublease

We have a sublease arrangement to provide space within our corporate office for fixed rents, which commenced on January 1, 2021 and expires on May 31, 2029. For the three months ended March 31, 2023 and 2022, we recognized sublease income of $0.4 million and $0.4 million, respectively.

Annual Future Minimum Lease Payments

Combined minimum annual lease payments under operating and finance leases, and sublease income that offsets our operating lease rent, are as follows (in thousands):

	Sublease Income and Lease Modification Income	Operating Lease Future Minimum Rent	Finance Leases Future Minimum Payments
Remainder of 2023	$1,054	$1,533	$2,304
2024	1,413	2,264	4,314
2025	1,423	2,302	4,490
2026	1,433	2,341	4,954
2027	1,443	2,380	5,483
Thereafter	2,083	3,024	1,433,295
Total	$8,849	$13,844	$1,454,840
Less: Discount		(1,391)	(1,338,628)
Total lease liabilities		$12,453	$116,212

Note 8 — Business Segments

We have three segments: (i) Development and Redevelopment; (ii) Operating; and (iii) Other.

Our Development and Redevelopment segment consists of properties that are under construction or have not achieved stabilization, as well as land held for development. As of March 31, 2023, our Development and Redevelopment segment consists of 12 properties: three residential apartment communities with 1,185 planned apartment homes, a single family rental community with 16 planned homes plus eight accessory dwelling units, and one hotel with 106 planned rooms, and 18,000 square feet of event space, which we are actively developing or redeveloping; and, land parcels held for development.

Our Operating segment includes 21 residential apartment communities with 5,600 apartment homes that have achieved stabilized level of operations as of January 1, 2022 and maintained it throughout the current year and comparable period. We aggregate all our apartment communities that have reached stabilization into our Operating segment.

During the three months ended March 31, 2023, we reclassified one residential apartment community from the Other segment to the Operating segment because it reached stabilization. Prior period segment information has been recast based upon our current segment population, and is consistent with how our chief operating decision maker ("CODM") evaluates the business. The recast conforms with our reportable segment classification as of March 31, 2023.

Our Other segment consists of properties currently owned that are not included in our Development and Redevelopment or Operating segments. Our Other segment includes 1001 Brickell Bay Drive, our only office building, and St. George Villas.

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

The following tables present the results of operations of consolidated properties with our segments reported on a proportionate basis for the three months ended March 31, 2023 and 2022, (in thousands):

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended March 31, 2023:
Rental and other property revenues	$2,201	$36,672	$3,694	$1,701	$—	$44,268
Property operating expenses	2,025	11,186	1,192	1,677	1,424	17,504
Other operating expenses not allocated to segments (3)	—	—	—	—	24,674	24,674
Total operating expenses	2,025	11,186	1,192	1,677	26,098	42,178
Proportionate property net operating income (loss)	176	25,486	2,502	24	(26,098)	2,090
Other items included in income before income tax (4)	—	—	—	—	(12,039)	(12,039)
Income (loss) before income tax	$176	$25,486	$2,502	$24	$(38,137)	$(9,949)

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended March 31, 2022:
Rental and other property revenues	$48	$32,930	$4,354	$1,663	$10,999	$49,994
Property operating expenses	209	10,396	1,439	1,639	5,538	19,221
Other operating expenses not allocated to segments (3)	—	—	—	—	32,590	32,590
Total operating expenses	209	10,396	1,439	1,639	38,128	51,811
Proportionate property net operating income (loss)	(161)	22,534	2,915	24	(27,129)	(1,817)
Other items included in income before income tax (4)	—	—	—	—	7,873	7,873
Income (loss) before income tax	$(161)	$22,534	$2,915	$24	$(19,256)	$6,056

(1)
Represents adjustments for noncontrolling interests in consolidated real estate partnerships' share of the results of consolidated communities in our segments, which are included in the related consolidated amounts, but excluded from proportionate property net operating income for our segment evaluation. Also includes the reclassification of utility reimbursements from revenues to property operating expenses for the purpose of evaluating segment results.
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
(4)
Other items included in Income before income tax benefit consist primarily of interest expense, mezzanine investment income (loss), net realized and unrealized gains (losses) on interest rate options, and realized and unrealized gains (losses) on equity investments.

Net real estate and non-recourse property debt, net, of our segments as of March 31, 2023 and December 31, 2022, were as follows (in thousands):

	Development and Redevelopment	Operating	Other	Total
As of March 31, 2023:
Buildings and improvements	$515,493	$711,275	$165,195	$1,391,963
Land	228,358	262,409	150,125	640,892
Total real estate	743,851	973,684	315,320	2,032,855
Accumulated depreciation	(4,403)	(477,044)	(64,157)	(545,604)
Net real estate	$739,448	$496,640	$251,163	$1,487,251

Non-recourse property debt and construction loans, net	$237,361	$766,981	$80,640	$1,084,982

	Development and Redevelopment	Operating	Other	Total
As of December 31, 2022:
Buildings and improvements	$449,316	$708,665	$164,400	$1,322,381
Land	228,568	262,409	150,125	$641,102
Total real estate	677,884	971,074	314,525	1,963,483
Accumulated depreciation	(2,378)	(468,428)	(59,916)	$(530,722)
Net real estate	$675,506	$502,646	$254,609	$1,432,761

Non-recourse property debt and construction loans, net	$200,135	$767,514	$80,550	$1,048,199

In addition to the amounts disclosed in the tables above, as of March 31, 2023 the Development and Redevelopment segment right-of-use lease assets and lease liabilities aggregated to $110.6 million and $116.2 million, respectively, and as of December 31, 2022, aggregated to $110.3 million and $114.6 million, respectively. As of March 31, 2023, right-of-use lease assets and lease liabilities primarily relate to our investments in Upton Place, Strathmore, and Oak Shore.

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

These forward-looking statements are based on management’s judgment as of this date, which is subject to risks and uncertainties that could cause actual results to differ materially from our expectations, including, but not limited to: the effects and duration of the COVID-19 pandemic, geopolitical events which may adversely affect the markets in which our securities trade, and other macroeconomic conditions, including, among other things, supply chain challenges, rising interest rates and inflation, all of which heightens the impact of the other risks and factors described herein, and the impact on entities in which we hold a partial interest, including our indirect interest in the partnership that owns Parkmerced Apartments; real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location and quality of competitive new housing supply; the timing and effects of acquisitions, dispositions, developments and redevelopments; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; supply chain disruptions, particularly with respect to raw materials such as lumber, steel, and concrete; financing risks, including the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently owned by us; and such other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

Readers should also carefully review the section entitled “Risk Factors” described in Item 1A of Apartment Investment and Management Company’s and Aimco OP L.P.’s combined Annual Report on Form 10-K for the year ended December 31, 2022, and subsequent documents we file from time to time with the SEC.

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
•
Diversified portfolio, consisting of in-process value-add investments, a deep pipeline, which includes approximately 14 million square feet of potential future development, a national portfolio of stabilized multifamily real estate and select indirect and passive investments; and
•
Capital redeployment plan of prudent recycling of capital, reallocating our equity to higher returning investments.

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

Our capital allocation strategy is designed to leverage our investment platform and optimize risk-adjusted returns for our shareholders.

Aimco targets a balanced allocation, which includes investments in “Value Add” and “Opportunistic” multifamily real estate, primarily located in Southeast Florida, the Washington D.C. Metro Area and Colorado's Front Range, plus investment in a geographically diversified portfolio of "Core" and "Core-Plus" apartment communities.

In addition, we currently hold select alternative assets, consisting primarily of indirect, real estate related debt and equity investments. We plan to significantly reduce our allocation to these investments over time.

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

Given our stated strategy, it is expected that at any point in time the value-creation process will be ongoing at numerous of our investments. Over time, we expect our enterprise to produce superior returns on equity on a risk-adjusted basis and it is our plan to do so by:

•
Benefiting from a national platform while leveraging local and regional expertise

We have corporate headquarters in Denver, Colorado and Washington D.C. Our investment platform is managed by experienced professionals based in three regions, where we will focus our new investment activity: Southeast Florida, the Washington D.C. Metro Area and Colorado's Front Range. By regionalizing this platform, we are able to leverage the in-depth local market knowledge of each regional leader, creating a comparative advantage when sourcing, evaluating, and executing investment opportunities.

•
Managing and investing in value-add and opportunistic real estate

Our dedicated team will source and execute development and redevelopment projects, and various other direct investment strategies. Our development and redevelopment portfolio currently includes projects in construction and lease-up. In addition, our team has secured significant, high-quality, future development opportunities, including total potential of more than 14 million square feet, located in high-growth markets. Generally, we seek direct investment opportunities in locations where barriers to entry are high, target customers can be clearly defined and where we have a comparative advantage over others in the market.

•
Owning a portfolio of stabilized core and core plus real estate

Our entire portfolio of operating properties includes 26 apartment communities (22 consolidated properties and four unconsolidated properties) with average rents in line with local market averages (generally defined as B class). We also own one commercial office building that is part of an assemblage with an adjacent apartment building. The target composition of our stabilized portfolio will continue to include primarily B multifamily assets, spread across a geographically diversified portfolio, with a bias toward long established residential neighborhoods that rank highly in regard to schools, employment fundamentals and state and regional governance. Core-Plus opportunities offer the opportunity for incremental capital investment while maintaining stabilized cashflow to accelerate income growth and improve asset values.

•
Managing and, over time, reducing our allocation to alternative investments

We currently hold select alternative investments, the majority of which originated with Aimco Predecessor and, over time, plan to significantly reduce capital allocated to these investments. Our current allocation to alternative investments includes: our indirect interest in the Mezzanine Investment to the Parkmerced partnership, which owns 3,165 apartment homes and future development rights in San Francisco, California, and our passive equity investments in IQHQ, Inc. ("IQHQ"), a privately-held life sciences real estate development company, and in property technology funds consisting of entities that develop technology related to the real estate industry.

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

The results from the execution of our business plan during the three months ended March 31, 2023 are further described below.

Financial Results and Recent Highlights

•
For the three months ended March 31, 2023, net loss attributable to Aimco common stockholders per share, on a fully dilutive basis, was $0.06, compared to net income per share of $0.05 for the same period in 2022, primarily due to a reduction in accrued Mezzanine Investment income recognition and fair value adjustments on our interest rate options.
•
For the three months ended March 31, 2023, revenue and net operating income from our Stabilized Operating Properties were up 11.4% and 13.1%, respectively, year over year, with average monthly revenue per apartment home of $2,227, up $238 year over year.

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

We currently have five active development and redevelopment projects, located in four U.S. markets, in varying phases of construction and lease-up. These projects remain on track, as measured by budget, lease-up metrics, and current market valuations. Additionally, we have a pipeline of future value-add opportunities totaling approximately 14 million gross square feet of development in our target markets of Southeast Florida, the Washington D.C. Metro, and Colorado's Front Range. During the three months ended March 31, 2023, we invested $64.8 million in development and redevelopment activities.

Updates include:

•
Construction is now complete at the major redevelopment of The Hamilton, a 276-unit bayfront apartment community in Miami, Florida, and the property was 88% leased or pre-leased as of March 31, 2023, at rates well ahead of underwritten rents.
•
Construction is progressing on plan at the first phase of Strathmore Square in Bethesda, Maryland, which will contain 220 highly tailored apartment homes when complete in 2025. This suburban infill project is located adjacent to the Grosvenor-Strathmore Metro station and the Strathmore Performing Arts Campus, and is 1.5 miles from The National Institutes of Health main campus. Funding for the $164.0 million project is fully secured with Aimco having a remaining equity commitment, as of March 31, 2023, of $10.7 million.
•
Construction remains on schedule and on budget at Upton Place in Northwest Washington, D.C. We plan to start pre-leasing Upton’s 689 apartment homes during the summer of 2023 in anticipation of initial delivery in the fourth quarter of 2023. As of March 31, 2023, 80% of the project's 105,000 square feet of retail space has been leased.
•
Construction is ongoing at Oak Shore, in Corte Madera, California, where 16 luxury single family rental homes and eight accessory dwelling units are being developed. We expect to deliver the first homes in the third quarter with pre-leasing efforts having begun in the first quarter of 2023.
•
Construction of the Benson Hotel and Faculty Club, a 106-key boutique hotel and event center, with 18,000 square feet of event space, located on the Anschutz Medical Campus in Aurora, Colorado. In April, the hotel was completed and open to guests. As the only ‘on campus’ accommodations, The Benson is garnering strong interest from the many departments and offices located on the surrounding Anschutz Medical Campus which includes The University of Colorado Medical School, UC Health Hospital, Children’s Hospital Colorado, The Rocky Mountain VA Medical Center and the burgeoning Fitzsimons Innovation Community.

•
In the three months ended March 31, 2023, we invested $5.7 million into our future development pipeline projects located in Southeast Florida, the Washington D.C. Metro, and Colorado’s Front Range. Programming, design, documentation and entitlement efforts continue with projected unit counts and rentable square footage on track to meet or exceed initial projections. We have received Urban Development Review Board approvals related to our 34th Street and Biscayne Boulevard properties in Miami’s Edgewater neighborhood, conditional approvals on our Broward Boulevard sites in Fort Lauderdale, and earlier this month submitted a major amendment to the existing approval for the first phase of development at its site in Fort Lauderdale’s Flagler Village neighborhood. As part of our capital allocation strategy, we may choose to monetize certain of our pipeline assets prior to vertical construction in an effort to maximize value add and risk adjusted returns.

Alternative Investments

Our current alternative investments are primarily those investments originated by Aimco Predecessor and include a Mezzanine Investment to the Parkmerced partnership secured by a stabilized multifamily property with an option to participate in future multifamily development, as well as three passive equity investments. Over time, we plan to significantly reduce capital allocated to these investments.

Updates for our alternative investments include:

•
In February 2023, we entered into an agreement to sell our Parkmerced Mezzanine Investment for $167.5 million. The initial $5.0 million deposit received by the purchaser became nonrefundable in April 2023 when various conditions, including transfer consents, were cleared. The sale is expected to close during the three months ended June 30, 2023. Together with the monetization of the $1.5 billion notional swaption, purchased in conjunction with the Mezzanine Investment to protect against future interest rate increases, we expect gross proceeds from these transactions to be approximately $220 million.

Investment Activity

We are focused on development and redevelopment, primarily funded through construction loans and joint venture equity.

Updates include:

•
In February 2023, we entered into an option agreement with the Fitzsimons Redevelopment Authority. If exercised, the option allows for the long-term lease of 4.8 acres of land located on the Anschutz Medical Campus in Aurora, Colorado that can accommodate approximately 850,000 square feet of commercial life science development built out over multiple phases. The option's annual cost is approximately $0.5 million.

Operating Property Results

We own a diversified portfolio of stabilized apartment communities located in eight major U.S. markets with average rents in line with local market averages. We also own a commercial office building that is part of an assemblage with an adjacent apartment building.

Highlights for the three months ended March 31, 2023 include:

•
Revenue for our Operating segment for the three months ended March 31, 2023, was $36.7 million, up 11.4% year over year, resulting from a $238 increase in average monthly revenue per apartment home to $2,227, offset with a 50-basis point decrease in Average Daily Occupancy to 98.0%.
•
Expenses for our Operating segment for the three months ended March 31, 2023, were $11.2 million, up 7.6% year-over-year.
•
Net operating income for our Operating segment for the three months ended March 31, 2023 was $25.5 million, up 13.1% year-over-year.
•
1001 Brickell Bay Drive, a waterfront office building in Miami, Florida, is owned as part of a larger assemblage with substantial development potential. Following first quarter lease expirations, as of March 31, 2023, the building was 77% occupied.

Balance Sheet and Financing Activity

We are highly focused on maintaining a strong balance sheet, including having at all times ample liquidity. As of March 31, 2023, we had access to $338.6 million in liquidity, including $166.1 million of cash on hand, $22.5 million of restricted cash, and the capacity to borrow up to $150.0 million on our revolving credit facility. Refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

Financial Results of Operations

We have three segments: (i) Development and Redevelopment, (ii) Operating, and (iii) Other.

Our Development and Redevelopment segment includes properties that are under construction or have not achieved stabilization, as well as land assemblages that are being held for future development. Our Operating segment includes 21 residential apartment communities that have achieved stabilized levels of operations as of January 1, 2022 and maintained it throughout the current year and comparable period. We aggregate all our apartment communities that have reached stabilization into our Operating segment. Our Other segment consists of properties currently owned that are not included in our Development and Redevelopment or Operating segments.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements included in Item 1.

Results of Operations for the three months ended March 31, 2023, compared to the same period in 2022

Net income attributable to Aimco common stockholders decreased by $17.0 million for the three months ended March 31, 2023, compared to the same period in 2022, as described more fully below.

Property Results

As of March 31, 2023, our Development and Redevelopment segment included 12 properties, five of which were properties that were under construction, while the remaining were land held for development. Our Operating segment included 21 communities with 5,600 apartment homes, and our Other segment included 1001 Brickell Bay Drive, our only office building and St. George Villas. During the three months ended March 31, 2023, we reclassified one residential apartment community from the Other segment to the Operating segment because it reached stabilization. Prior period segment information has been recast based upon our current segment population, and is consistent with how our CODM evaluates the business. The recast conforms with our reportable segment classification as of March 31, 2023.

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

Proportionate Property Net Operating Income

The results of our segments for the three months ended March 31, 2023 and 2022, as presented below, are based on segment classifications as of March 31, 2023:

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$2,201	$48	$2,153	100.0%
Operating	36,672	32,930	3,742	11.4%
Other	3,694	4,354	(660)	(15.2%)
Total	42,567	37,332	5,235	14.0%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	2,025	209	1,816	100.0%
Operating	11,186	10,396	790	7.6%
Other	1,192	1,439	(247)	(17.2%)
Total	14,403	12,044	2,359	19.6%
Proportionate property net operating income:
Development and Redevelopment	176	(161)	337	(100.0%)
Operating	25,486	22,534	2,952	13.1%
Other	2,502	2,915	(413)	(14.2%)
Total	$28,164	$25,288	$2,876	11.4%

For the three months ended March 31, 2023, compared to the same period in 2022:

•
Development and Redevelopment proportionate property net operating income increased by $0.3 million due to the lease up of units at The Hamilton.
•
Operating proportionate property net operating income increased by $3.0 million, or 13.1%. The increase was attributable primarily to a $3.7 million, or 11.4% increase in rental and other property revenues due to higher average revenues of $238 per apartment home, offset with a 50-basis point decrease in occupancy.
•
Other proportionate property net operating income decreased by $0.4 million, or 14.2%.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include property management costs, casualty losses, and, if applicable, the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance.

Depreciation and Amortization

For the three months ended March 31, 2023, compared to the same period in 2022, Depreciation and amortization decreased by $6.8 million, or 29.6%, due primarily to the disposition of three properties and the termination of leases of four properties and related relinquishment of the associated leasehold improvements during the year ended December 31, 2022.

General and Administrative Expenses

For the three months ended March 31, 2023, compared to the same period in 2022, General and administrative expenses decreased by $1.1 million, or 11.3%, due primarily to a decrease in expenses for consulting services per the Separation Agreement with AIR, which concluded at December 31, 2022.

Interest Income

For the three months ended March 31, 2023, compared to the same period in 2022, interest income increased by $1.5 million, or 100%, due primarily to interest earned on invested cash.

Interest Expense

For the three months ended March 31, 2023, compared to the same period in 2022, interest expense decreased by $4.9 million, or 33.4%, due primarily to a decrease related to the prepayment of the notes payable due to AIR, partially offset by an increase related to the refinancing of certain property debt during the year ended December 31, 2022.

Mezzanine Investment Income (Loss), Net

For the three months ended March 31, 2023, we recognized $0.1 million of loss in connection with the Mezzanine Investment, compared to $8.2 million of income for the three months ended March 31, 2022, respectively. During the year ended December 31, 2022, we recorded a non-cash impairment and as a result, we have ceased recognition of income on the Mezzanine Investment.

Realized and Unrealized Gains (Losses) on Interest Rate Options

We are required to adjust our interest rate options to fair value on a quarterly basis. As a result of the mark-to-market adjustments, we recorded unrealized losses of $1.9 million and unrealized gains of $18.8 million for the three months ended March 31, 2023 and 2022, respectively. In addition, we realized gains of $0.8 million for the three months ended March 31, 2023.

Realized and Unrealized Gains (Losses) on Equity Investments

We measure our investment in stock based on its market price at period end and our investments in property technology funds at NAV as a practical expedient. As a result of changes in the values of these investments, we recorded unrealized gains of $0.1 million for the three months ended March 31, 2023, compared to unrealized losses of $4.3 million for the three months ended March 31, 2022.

Other Income (Expense), Net

Other income (expense), net, includes costs associated with our risk management activities, partnership administration expenses, fee income, and certain non-recurring items. For the three months ended March 31, 2023, compared to the same period in 2022, other expenses, net increased by $2.5 million, or 100.0%, primarily due to the incremental expense associated with pre-existing long-term incentive partnership units recorded upon the resignation of one of our board members.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and gains retained by the REIT. For the three months ended March 31, 2023, we had consolidated net losses subject to tax of $4.9 million, compared to net losses subject to tax of $14.8 million for the same period in 2022.

For the three months ended March 31, 2023, we recognized income tax benefit of $4.2 million, compared to income tax benefit of $4.1 million for the same period in 2022. The change is due primarily to the tax effect of depreciation associated with properties owned by, and activities of, our TRS entities, as well as a reduction to the effective state tax rate expected to apply to the reversal of our existing deferred items.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the critical accounting policies that involve our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements relate to capitalized costs, impairment of long-lived assets, acquisitions, and the Mezzanine Investment.

Our critical accounting policies are described in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the financial condition, results of operations, and cash flows for all periods presented.

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

EBITDAre is defined by Nareit and provides for an additional performance measure independent of capital structure for greater comparability between real estate investment trusts. We define Adjusted EBITDAre as EBITDAre adjusted to exclude the effect of net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships and EBITDAre adjustments attributable to noncontrolling interests, and realized and unrealized (gains) losses on interest rate options, which we believe allow investors to compare a measure of our earnings before the effects of our capital structure and indebtedness with that of other companies in the real estate industry. Additionally, we exclude interest income recognized on our Mezzanine Investment that was accrued but not paid.

The reconciliation of net loss to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2023 and 2022, is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(5,753)	$10,112
Adjustments:
Interest expense	9,725	14,601
Income tax (benefit) expense	(4,196)	(4,056)
Depreciation and amortization	16,271	23,118
Adjustment related to EBITDAre of unconsolidated partnerships	223	257
EBITDAre	$16,270	$44,032
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,274)	(1,470)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(264)	2
EBITDAre adjustments attributable to noncontrolling interests	(16)	(11)
Mezzanine investment (income) loss, net	128	(8,237)
Realized and unrealized (gains) losses on interest rate options	1,057	(18,778)
Adjusted EBITDAre	$13,901	$15,538

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary sources of liquidity are cash flows from operations and borrowing capacity under our loan agreements.

As of March 31, 2023, our available liquidity was $338.6 million, which consisted of:

•
$166.1 million in cash and cash equivalents; and
•
$22.5 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance; and
•
$150.0 million of available capacity to borrow under our revolving secured credit facility.

We have commitments for approximately $133.2 million and remaining planned spend of $142.7 million on development and redevelopment projects, with $268.4 million undrawn on our construction loans as of March 31, 2023. The initial allocation to our joint ventures have remaining unfunded commitments of $9.5 million. We also have unfunded commitments in the amount of $2.3 million related to four investments in entities that develop technology related to the real estate industry. Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, and future investments. Additionally, our third-party property managers may enter into commitments on our behalf to purchase goods and services in connection with the operation of our apartment communities and our office building. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to historical levels.

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

As of March 31, 2023, approximately 83% of our outstanding non-recourse property debt had a fixed interest rate and approximately 17% had a variable interest rate. In addition, the weighted-average rate on our non-recourse debt was 5.3%, and the average remaining term to maturity was 6.9 years. At March 31, 2023, substantially all of our outstanding non-recourse property debt was either fixed or hedged. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates.

While our primary source of leverage is property-level debt and construction loans, we also have a secured $150.0 million credit facility with a syndicate of financial institutions. As of March 31, 2023, we had no outstanding borrowings under our revolving secured credit facility. Under our revolving secured credit facility, we have agreed to maintain a fixed charge coverage ratio of 1.25X minimum tangible net worth of $625.0 million, and maximum leverage of 60.0% as defined in the credit agreement. We are currently in compliance and expect to remain in compliance with these covenants during the next twelve months.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows in Item 1 of this report.

Operating Activities

For the three months ended March 31, 2023, net cash provided by operating activities was $5.6 million. Our operating cash flow is primarily affected by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment communities and general and administrative costs. Cash provided by operating activities for the three months ended March 31, 2023, decreased by $0.9 million compared to the same period ended in 2022, due primarily to lower net operating income associated with apartment communities sold in the latter part of 2022 and timing of balance sheet position changes, partially offset by decreased interest payments.

Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities of $63.2 million consisted primarily of capital expenditures of $64.8 million. Net cash used in investing activities for the three months ended March 31, 2023, decreased by $48.2 million compared to the same period ended in 2022, due primarily to decreased real estate acquisitions and funding of our passive equity investment in IQHQ, partially offset by increased capital expenditures. We have generally funded capital additions with available cash and cash provided by operating activities and construction loans.

Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities of $16.5 million consisted primarily of proceeds from construction loans, partially offset by repurchases of Common Stock and distributions to noncontrolling interests. Net cash provided by financing activities for the three months ended March 31, 2023, decreased by $21.5 million compared to the same period ended in 2022, due primarily to decreased proceeds from non-recourse property debt and increased common stock repurchased, as well as changes in activity with noncontrolling interests, partially offset by decreased payments on finance leases and increased proceeds from construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our chief market risks are refunding risk, that is the availability of property debt or other cash sources to refund maturing property debt, and repricing risk, that is the possibility of increases in base interest rates and credit risk spreads. We primarily use long-dated, fixed-rate, non-recourse property debt on stabilized properties in order to avoid the refunding and repricing risks of short-term borrowings.

We use working capital primarily to fund short-term uses. We make limited use of derivative financial instruments and we do not use them for trading or other speculative purposes.

As of March 31, 2023, on a consolidated basis, we had approximately $164.2 million of variable-rate property-level debt outstanding and $144.7 million of variable rate construction loans. The impact of rising interest rates is mitigated by our use of interest rate caps, which as of March 31, 2023, provided protection for our variable interest rate debt. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates. We estimate that an increase in our variable rate indices of 100 basis points with constant credit risk spreads, would increase interest expense by $0.5 million on an annual basis. We estimate that a decrease in our variable rate indices of 100 basis points with constant credit risk spreads, would reduce interest expense by $0.5 million on an annual basis.

As of March 31, 2023, we held interest rate swaps and caps with $2.0 billion notional value. These instruments were acquired for $17.7 million and at March 31, 2023 were valued at $60.4 million.

As of March 31, 2023, we had $188.6 million in cash and cash equivalents and restricted cash, a portion of which earns interest at variable rates.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes from the risk factors in Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Aimco

Unregistered Sales of Equity Securities

From time to time, we may issue shares of our Common Stock in exchange for OP Units, defined under the Aimco Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each OP Unit. We may also issue shares of our Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended March 31, 2023, no shares of Common Stock were issued in exchange for OP Units in such transactions.

Repurchases of Equity Securities

Our Board has, from time to time, authorized us to repurchase shares of our outstanding Common Stock. As of March 31, 2023, we were authorized to repurchase up to 10.3 million shares of our outstanding Common Stock, subject to certain customary limitations, which may be made from time to time in the open market or in privately negotiated transactions. This authorization has no expiration date.

During the three months ended March 31, 2023, we repurchased 2,018,689 shares at a weighted-average price of $7.27 per share.

Aimco Operating Partnership

There is no public market for OP Units, and we have no intention of listing OP Units on any securities exchange. In addition, Aimco Operating Partnership’s Partnership Agreement restricts the transferability of OP Units.

On May 3, 2023, there were 160,671,571 OP Units and equivalents outstanding (of which 148,616,217 were held by us), that were held by 2,099 unitholders of record.

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP Units during the three months ended March 31, 2023.

Repurchases of Equity Securities

Aimco Operating Partnership’s Partnership Agreement generally provides that after holding OP Units for one year, limited partners other than Aimco have the right to redeem their OP Units for cash or, at our election, shares of our Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended March 31, 2023, no OP Units were redeemed in exchange for shares of Common Stock, and approximately 34,000 OP Units were redeemed in exchange for cash at an average price per unit of $7.42.

Dividend and Distribution Payments

As a REIT, Aimco is required to distribute annually to holders of shares of its Common Stock at least 90.0% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. Aimco’s Board determines and declares Aimco's dividends. In making a dividend determination, Aimco’s Board considers a variety of factors, including REIT distribution requirements; current market conditions; liquidity needs; and other uses of cash, such as deleveraging and accretive investment activities.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NO.	DESCRIPTION

3.1	Charter – Articles of Restatement (Exhibit 3.1 to Aimco’s Annual Report on Form 10-K dated February 24, 2020, is incorporated herein by this reference)

3.2	Amended and Restated Bylaws (Exhibit 3.1 to Aimco's Current Report on Form 8-K, dated April 27, 2023, is incorporated herein by this reference).

3.3	Articles Supplementary of Apartment Investment Management Company (Exhibit 3.1 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

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

101

The following materials from Aimco’s and Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of equity and partners’ capital; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

By:	/s/ H. Lynn C. Stanfield
H. Lynn C. Stanfield
Executive Vice President and Chief Financial Officer

By:	/s/ Kellie E. Dreyer
Kellie E. Dreyer
Senior Vice President and Chief Accounting Officer

AIMCO OP L.P.

By:	Aimco OP GP, LLC, its General Partner

By:	/s/ H. Lynn C. Stanfield
H. Lynn C. Stanfield
Executive Vice President and Chief Financial Officer

By:	/s/ Kellie E. Dreyer
Kellie E. Dreyer
Senior Vice President and Chief Accounting Officer

Date: May 4, 2023