Form 10-Q
period 2023-06-30
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2023-08-07
CIK 922864, 1820878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Apartment Investment and Management Company:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

Aimco OP L.P.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

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

The number of shares of Apartment Investment and Management Company Class A common stock ("Common Stock") outstanding as of August 4, 2023: 147,916,884

EXPLANATORY NOTE

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

Aimco, through a wholly-owned subsidiary, is the general partner and directly is the special limited partner of Aimco OP L.P. ("Aimco Operating Partnership"). As of June 30, 2023, Aimco owned 92.5% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.9% of the economic interest in Aimco Operating Partnership. The remaining 7.5% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

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

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2023, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

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

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Buildings and improvements	$1,467,732	$1,322,381
Land	638,660	641,102
Total real estate	2,106,392	1,963,483
Accumulated depreciation	(548,316)	(530,722)
Net real estate	1,558,076	1,432,761
Cash and cash equivalents	164,990	206,460
Restricted cash	27,375	23,306
Mezzanine investment	158,301	158,558
Interest rate options	8,998	62,387
Unconsolidated real estate partnerships	20,808	15,789
Notes receivable	39,533	39,014
Right-of-use lease assets - finance leases	109,631	110,269
Other assets, net	128,640	132,679
Total assets	$2,216,352	$2,181,223

LIABILITIES AND EQUITY
Non-recourse property debt, net	$869,974	$929,501
Construction loans, net	195,688	118,698
Total indebtedness	1,065,662	1,048,199
Deferred tax liabilities	113,969	119,615
Lease liabilities - finance leases	116,593	114,625
Mezzanine investment - participation sold	33,977	—
Accrued liabilities and other	118,744	106,600
Total liabilities	1,448,945	1,389,039

Redeemable noncontrolling interests in consolidated real estate partnerships	168,648	166,826

Commitments and contingencies (Note 3)

Equity (510,587,500 shares authorized at both June 30, 2023 and December 31, 2022):
Common Stock, $0.01 par value, 143,733,654 and 146,524,941 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,438	1,466
Additional paid-in capital	483,258	496,482
Retained earnings	37,486	49,904
Total Aimco equity	522,182	547,852
Noncontrolling interests in consolidated real estate partnerships	48,472	48,294
Common noncontrolling interests in Aimco Operating Partnership	28,105	29,212
Total equity	598,759	625,358
Total liabilities and equity	$2,216,352	$2,181,223

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES
Rental and other property revenues	$45,674	$50,697	$89,942	$100,691

OPERATING EXPENSES
Property operating expenses	18,783	19,708	36,287	38,929
Depreciation and amortization	17,031	34,863	33,302	57,981
General and administrative expenses	7,890	8,961	16,293	18,433
Total operating expenses	43,704	63,532	85,882	115,343

Interest income	2,478	565	4,536	1,121
Interest expense	(9,656)	(41,546)	(19,381)	(56,147)
Mezzanine investment income (loss), net	(128)	8,330	(257)	16,567
Realized and unrealized gains (losses) on interest rate options	3,383	20,017	2,326	38,795
Realized and unrealized gains (losses) on equity investments	1,094	26,630	1,231	22,297
Gain on dispositions of real estate	1,878	94,598	1,878	94,465
Lease modification income	—	205,387	—	205,387
Income from unconsolidated real estate partnerships	121	44	295	300
Other income (expense), net	(1,413)	(2,022)	(4,910)	(2,909)
Income (loss) before income tax	(273)	299,168	(10,222)	305,224
Income tax benefit (expense)	417	(45,957)	4,613	(41,901)
Net income (loss)	144	253,211	(5,609)	263,323
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,576)	(1,069)	(6,849)	(2,539)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(348)	(346)	(613)	(344)
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	178	(12,659)	652	(13,094)
Net income (loss) attributable to Aimco	$(3,602)	$239,137	$(12,419)	$247,346

Net income (loss) attributable to Aimco per common share – basic (Note 4)	$(0.02)	$1.58	$(0.09)	$1.63
Net income (loss) attributable to Aimco per common share – diluted (Note 4)	$(0.02)	$1.57	$(0.09)	$1.62

Weighted-average common shares outstanding – basic	144,195	149,600	145,007	149,694
Weighted-average common shares outstanding – diluted	144,195	150,423	145,007	150,660

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended June 30, 2023 and 2022

(In thousands, except per share data)

(Unaudited)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at March 31, 2022	149,690	$1,497	$523,455	$(14,571)	$510,381	$44,629	$26,975	$581,985
Net income (loss)	—	—	—	239,137	239,137	346	12,659	252,142
Redemption of OP Units	16	—	581		581	—	(591)	(10)
Share-based compensation expense	—	—	1,417	—	1,417	—	191	1,608
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(310)	—	(310)
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	(7,244)	—	(7,244)	—	—	(7,244)
Common stock repurchased	(540)	(5)	(3,097)	—	(3,102)	—	—	(3,102)
Other, net	(69)	—	(47)	1	(46)	—	(1)	(47)
Balances at June 30, 2022	149,097	$1,492	$515,065	$224,567	$741,124	$44,665	$39,233	$825,022

Balances at March 31, 2023	144,718	$1,448	$489,304	$41,087	$531,839	$48,321	$28,589	$608,749
Net income (loss)	—	—	—	(3,602)	(3,602)	348	(178)	(3,432)
Redemption of OP Units	—	—	(37)	—	(37)	—	(329)	(366)
Share-based compensation expense	—	—	1,853	—	1,853	—	23	1,876
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	113	—	113
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(310)	—	(310)
Common stock repurchased	(984)	(10)	(7,860)	—	(7,870)	—	—	(7,870)
Other, net	—	—	(2)	1	(1)	—	—	(1)
Balances at June 30, 2023	143,734	$1,438	$483,258	$37,486	$522,182	$48,472	$28,105	$598,759

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2023 and 2022

(In thousands, except per share data)

(Unaudited)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2021	149,818	$1,498	$521,842	$(22,775)	$500,565	$35,213	$26,455	$562,233
Net income (loss)	—	—	—	247,346	247,346	344	13,094	260,784
Redemption of OP Units	39	—	1,535	—	1,535	—	(1,678)	(143)
Share-based compensation expense	—	—	2,780	—	2,780	—	1,257	4,037
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(605)	—	(605)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	9,718	—	9,718
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	(7,244)	—	(7,244)	—	—	(7,244)
Common stock repurchased	(742)	(7)	(4,412)		(4,419)		—	(4,419)
Other common stock issuances	106	1	851	—	852	—	109	961
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	—	—	(183)		(183)	—	—	(183)
Other, net	(124)	—	(104)	(4)	(108)	(5)	(4)	(117)
Balances at June 30, 2022	149,097	$1,492	$515,065	$224,567	$741,124	$44,665	$39,233	$825,022

Balances at December 31, 2022	146,525	$1,466	$496,482	$49,904	$547,852	$48,294	$29,212	$625,358
Net income (loss)	—	—	—	(12,419)	(12,419)	613	(652)	(12,458)
Redemption of OP Units	—	—	4,256	—	4,256	—	(4,876)	(620)
Share-based compensation expense	—	—	3,549	—	3,549	—	3,149	6,698
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	163	—	163
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(597)	—	(597)
Common stock repurchased	(3,003)	(30)	(22,562)	—	(22,592)	—	—	(22,592)
Other common stock issuances	247	2	1,538	—	1,540	—	1,272	2,812
Other, net	(35)	—	(5)	1	(4)	(1)	—	(5)
Balances at June 30, 2023	143,734	$1,438	$483,258	$37,486	$522,182	$48,472	$28,105	$598,759

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,609)	$263,323
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,302	57,981
Mezzanine investment (income) loss, net	257	(16,567)
Realized and unrealized (gains) losses on interest rate options	(2,326)	(38,795)
Realized and unrealized (gains) losses on equity investments	(1,231)	(22,297)
Income tax expense (benefit)	(4,613)	41,901
Share-based compensation	5,965	4,513
Loss on extinguishment of debt, net	929	27,482
Lease modification income	—	(205,387)
Gain on dispositions of real estate	(1,878)	(94,465)
Income from unconsolidated real estate partnerships	(295)	(300)
Amortization of debt issuance costs and other	1,114	1,421
Changes in operating assets and operating liabilities:
Other assets, net	(1,244)	2,201
Net cash received from lease incentive	—	7,895
Accrued liabilities and other	(6,686)	(3,528)
Total adjustments	23,294	(237,945)
Net cash provided by operating activities	17,685	25,378
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(4,108)	(100,758)
Capital expenditures (1)	(129,919)	(124,813)
Proceeds from disposition of real estate	—	126,769
Investment in IQHQ	—	(14,227)
Investment in unconsolidated real estate partnerships	(1,387)	(12,244)
Distributions received from unconsolidated real estate partnerships	4,209	—
Other investing activities	4,570	(116)
Net cash used in investing activities	(126,635)	(125,389)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	—	614,720
Proceeds from construction loans	73,152	33,607
Proceeds from sale of participation in Mezzanine Investment	37,500	—
Payments of deferred loan costs	(229)	(6,620)
Principal repayments on non-recourse property debt	(61,541)	(283,826)
Principal repayments on Notes Payable to AIR	—	(387,088)
Proceeds from interest rate option	55,687	13,660
Payments on finance leases	(1,523)	(25,366)
Payments of prepayment premiums	—	(21,395)
Common stock repurchased	(22,391)	(4,419)
Redemption of noncontrolling interest in real estate partnership	—	(7,244)
Distributions to redeemable noncontrolling interests	(5,152)	—
Contributions from noncontrolling interests	163	9,718
Distributions to noncontrolling interests	(597)	(605)
Contributions from redeemable noncontrolling interests	125	20,392
Redemption of OP units	(621)	(133)
Redemption of redeemable noncontrolling interests	—	(5,094)
Other financing activities	(3,024)	(569)
Net cash provided by (used in) financing activities	71,549	(50,262)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(37,401)	(150,273)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	229,766	244,582
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$192,365	$94,309
(1) Accrued capital expenditures were $62.8 million and $29.1 million as of June 30, 2023 and 2022, respectively.

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Buildings and improvements	$1,467,732	$1,322,381
Land	638,660	641,102
Total real estate	2,106,392	1,963,483
Accumulated depreciation	(548,316)	(530,722)
Net real estate	1,558,076	1,432,761
Cash and cash equivalents	164,990	206,460
Restricted cash	27,375	23,306
Mezzanine investment	158,301	158,558
Interest rate options	8,998	62,387
Unconsolidated real estate partnerships	20,808	15,789
Notes receivable	39,533	39,014
Right-of-use lease assets - finance leases	109,631	110,269
Other assets, net	128,640	132,679
Total assets	$2,216,352	$2,181,223

LIABILITIES AND EQUITY
Non-recourse property debt, net	$869,974	$929,501
Construction loans, net	195,688	118,698
Total indebtedness	1,065,662	1,048,199
Deferred tax liabilities	113,969	119,615
Lease liabilities - finance leases	116,593	114,625
Mezzanine investment - participation sold	33,977	—
Accrued liabilities and other	118,744	106,600
Total liabilities	1,448,945	1,389,039

Redeemable noncontrolling interests in consolidated real estate partnerships	168,648	166,826

Commitments and contingencies (Note 3)

Partners’ capital:
General Partner and Special Limited Partner	522,182	547,852
Limited Partners	28,105	29,212
Partners’ capital attributable to Aimco Operating Partnership	550,287	577,064
Noncontrolling interests in consolidated real estate partnerships	48,472	48,294
Total partners’ capital	598,759	625,358
Total liabilities and partners’ capital	$2,216,352	$2,181,223

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES
Rental and other property revenues	$45,674	$50,697	$89,942	$100,691

OPERATING EXPENSES
Property operating expenses	18,783	19,708	36,287	38,929
Depreciation and amortization	17,031	34,863	33,302	57,981
General and administrative expenses	7,890	8,961	16,293	18,433
Total operating expenses	43,704	63,532	85,882	115,343

Interest income	2,478	565	4,536	1,121
Interest expense	(9,656)	(41,546)	(19,381)	(56,147)
Mezzanine investment income (loss), net	(128)	8,330	(257)	16,567
Realized and unrealized gains (losses) on interest rate options	3,383	20,017	2,326	38,795
Realized and unrealized gains (losses) on equity investments	1,094	26,630	1,231	22,297
Gain on dispositions of real estate	1,878	94,598	1,878	94,465
Lease modification income	—	205,387	—	205,387
Income from unconsolidated real estate partnerships	121	44	295	300
Other income (expense), net	(1,413)	(2,022)	(4,910)	(2,909)
Income (loss) before income tax	(273)	299,168	(10,222)	305,224
Income tax benefit (expense)	417	(45,957)	4,613	(41,901)
Net income (loss)	144	253,211	(5,609)	263,323
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,576)	(1,069)	(6,849)	(2,539)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(348)	(346)	(613)	(344)
Net income (loss) attributable to Aimco Operating Partnership	$(3,780)	$251,796	$(13,071)	$260,440

Net income (loss) attributable to Aimco Operating Partnership per common unit – basic (Note 4)	$(0.02)	$1.58	$(0.09)	$1.63
Net income (loss) attributable to Aimco Operating Partnership per common unit – diluted (Note 4)	$(0.02)	$1.57	$(0.09)	$1.62

Weighted-average common units outstanding – basic	151,966	157,525	152,795	157,621
Weighted-average common units outstanding – diluted	151,966	158,447	152,795	158,666

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended June 30, 2023 and 2022

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at March 31, 2022	$510,381	$26,975	$537,356	$44,629	$581,985
Net income (loss)	239,137	12,659	251,796	346	252,142
Redemption of OP Units	581	(591)	(10)	—	(10)
Share-based compensation expense	1,417	191	1,608	—	1,608
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(310)	(310)
Purchase of noncontrolling interests in consolidated real estate partnerships	(7,244)	—	(7,244)	—	(7,244)
Repurchases of OP Units held by Aimco	(3,102)	—	(3,102)	—	(3,102)
Other, net	(46)	(1)	(47)	—	(47)
Balances at June 30, 2022	$741,124	$39,233	$780,357	$44,665	$825,022

Balances at March 31, 2023	$531,839	$28,589	$560,428	$48,321	$608,749
Net income (loss)	(3,602)	(178)	(3,780)	348	(3,432)
Redemption of OP Units	(37)	(329)	(366)	—	(366)
Share-based compensation expense	1,853	23	1,876	—	1,876
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	113	113
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(310)	(310)
Repurchases of OP Units held by Aimco	(7,870)	—	(7,870)	—	(7,870)
Other, net	(1)	—	(1)	—	(1)
Balances at June 30, 2023	$522,182	$28,105	$550,287	$48,472	$598,759

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Six Months Ended June 30, 2023 and 2022

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2021	$500,565	$26,455	$527,020	$35,213	$562,233
Net income (loss)	247,346	13,094	260,440	344	260,784
Redemption of OP Units	1,534	(1,677)	(143)	—	(143)
Share-based compensation expense	2,780	1,257	4,037	—	4,037
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(605)	(605)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	9,718	9,718
Purchase of noncontrolling interests in consolidated real estate partnerships	(7,244)	—	(7,244)	—	(7,244)
Repurchases of OP Units held by Aimco	(4,419)	—	(4,419)	—	(4,419)
Other OP Unit issuances	852	109	961	—	961
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	(183)	—	(183)	—	(183)
Other, net	(107)	(5)	(112)	(5)	(117)
Balances at June 30, 2022	$741,124	$39,233	$780,357	$44,665	$825,022

Balances at December 31, 2022	$547,852	$29,212	$577,064	$48,294	$625,358
Net income (loss)	(12,419)	(652)	(13,071)	613	(12,458)
Redemption of OP Units	4,256	(4,876)	(620)	—	(620)
Share-based compensation expense	3,549	3,149	6,698	—	6,698
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	163	163
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(597)	(597)
Repurchases of OP Units held by Aimco	(22,592)	—	(22,592)	—	(22,592)
Other OP Unit issuances	1,540	1,272	2,812	—	2,812
Other, net	(4)	—	(4)	(1)	(5)
Balances at June 30, 2023	$522,182	$28,105	$550,287	$48,472	$598,759

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,609)	$263,323
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,302	57,981
Mezzanine investment (income) loss, net	257	(16,567)
Realized and unrealized (gains) losses on interest rate options	(2,326)	(38,795)
Realized and unrealized (gains) losses on equity investments	(1,231)	(22,297)
Income tax expense (benefit)	(4,613)	41,901
Share-based compensation	5,965	4,513
Loss on extinguishment of debt, net	929	27,482
Lease modification income	—	(205,387)
Gain on dispositions of real estate	(1,878)	(94,465)
Income from unconsolidated real estate partnerships	(295)	(300)
Amortization of debt issuance costs and other	1,114	1,421
Changes in operating assets and operating liabilities:
Other assets, net	(1,244)	2,201
Net cash received from lease incentive	—	7,895
Accrued liabilities and other	(6,686)	(3,528)
Total adjustments	23,294	(237,945)
Net cash provided by operating activities	17,685	25,378
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(4,108)	(100,758)
Capital expenditures (1)	(129,919)	(124,813)
Proceeds from disposition of real estate	—	126,769
Investment in IQHQ	—	(14,227)
Investment in unconsolidated real estate partnerships	(1,387)	(12,244)
Distributions received from unconsolidated real estate partnerships	4,209
Other investing activities	4,570	(116)
Net cash used in investing activities	(126,635)	(125,389)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	—	614,720
Proceeds from construction loans	73,152	33,607
Proceeds from sale of participation in Mezzanine Investment	37,500	—
Payments of deferred loan costs	(229)	(6,620)
Principal repayments on non-recourse property debt	(61,541)	(283,826)
Principal repayments on Notes Payable to AIR	—	(387,088)
Proceeds from interest rate option	55,687	13,660
Payments on finance leases	(1,523)	(25,366)
Payments of prepayment premiums	—	(21,395)
Common stock repurchased	(22,391)	(4,419)
Redemption of noncontrolling interest in real estate partnership	—	(7,244)
Distributions to redeemable noncontrolling interests	(5,152)	—
Contributions from noncontrolling interests	163	9,718
Distributions to noncontrolling interests	(597)	(605)
Contributions from redeemable noncontrolling interests	125	20,392
Redemption of OP units	(621)	(133)
Redemption of redeemable noncontrolling interests	—	(5,094)
Other financing activities	(3,024)	(569)
Net cash provided by (used in) financing activities	71,549	(50,262)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(37,401)	(150,273)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	229,766	244,582
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$192,365	$94,309

(1) Accrued capital expenditures were $62.8 million and $29.1 million as of June 30, 2023 and 2022, respectively.

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

As of June 30, 2023, Aimco owned 92.5% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.9% of the economic interest in Aimco Operating Partnership. The remaining 7.5% legal interest is owned by limited partners. The common partnership units of Aimco Operating Partnership are referred to as "OP Units". As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

We own or lease a portfolio of real estate investments focused primarily on the U.S. multifamily sector. These real estate investments include: a portfolio of 26 operating apartment communities (22 consolidated properties with 5,640 apartment homes and four unconsolidated operating properties), diversified by both geography and price point; one commercial office building that is part of a land assemblage; one hotel, with 106 rooms; three residential apartment communities, with 1,185 apartment homes, of which 276 have been completed and an additional 909 are planned, and a single family rental community with 16 planned homes plus eight accessory dwelling units, which we are actively developing or redeveloping; land parcels held for development. Our real estate portfolio also includes two unconsolidated investments in land held for development. In addition, we hold other alternative investments, including our Mezzanine Investment (see Note 2 for further information); our investment in IQHQ, Inc. ("IQHQ"); and our investment in real estate technology funds.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Common Noncontrolling Interests in Aimco Operating Partnership

Common noncontrolling interests in Aimco Operating Partnership consist of OP Units held by third parties, and are reflected in Aimco’s accompanying Condensed Consolidated Balance Sheets as Common Noncontrolling Interests in Aimco Operating Partnership. Aimco Operating Partnership’s income or loss is allocated to the holders of OP Units, other than Aimco, based on the weighted-average number of OP Units (including Aimco) outstanding during the period. For the periods ended June 30, 2023 and 2022, the holders of OP Units had a weighted-average economic ownership interest in Aimco Operating Partnership of approximately 5.1%, and 5.0%, respectively. Substantially all of the assets and liabilities of Aimco are held by Aimco Operating Partnership.

Redeemable Noncontrolling Interests in Consolidated Real Estate Partnerships

Redeemable noncontrolling interests consist of equity interests held by a limited partner in a consolidated real estate partnership that has a finite life. If a consolidated real estate partnership includes redemption rights that are not within our control, the noncontrolling interest is included as temporary equity.

Redeemable noncontrolling interests in consolidated real estate partnerships as of June 30, 2023, consists of the following: (i) a $102.0 million preferred equity interest in an entity that owns a portfolio of operating apartment communities and (ii) equity interests in two separate consolidated joint ventures that are actively developing residential apartment communities. Capital contributions, distributions, and net income attributable to redeemable noncontrolling interests in consolidated real estate partnerships are determined in accordance with the relevant partnership agreements. These interests are presented as Redeemable noncontrolling interests in consolidated real estate partnerships in our Condensed Consolidated Balance Sheet as of June 30, 2023.

The following table shows changes in our redeemable noncontrolling interests in consolidated real estate partnerships from December 31, 2022 to June 30, 2023 (in thousands):

Balance at December 31, 2022	$166,826
Capital contributions	125
Distributions	(5,152)
Net income	6,849
Balance at June 30, 2023	$168,648

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

In June 2023, we closed on the sale of a 20% non-controlling participation in the Mezzanine Investment for $33.5 million. Pursuant to the terms of the agreement, the purchaser has the option to acquire the remaining 80% for an additional $134 million plus interest accruing at no less than 19% annually through May 2024 when the option expires. The purchaser pre-paid $4 million of interest at the time of closing. So long as the purchaser's option remains unexercised, Aimco receives a first priority return from any payments made to service or pay down the Mezzanine Investment equal to $134 million plus no less than a 19% annualized return as well as 80% of any residual payments after the purchaser receives a 10% annualized return on its subordinate investment. Additionally, Aimco is responsible for the servicing and administration of the Mezzanine Investment.

Because Aimco receives first priority and a higher annualized return than the purchaser, the sale and transfer of the financial interest does not qualify for sale accounting in accordance with GAAP. Therefore, the portion of the Mezzanine Investment that was sold, which has a carrying amount of $31.5 million, remains in Mezzanine investment in our Condensed Consolidated Balance Sheet. We have also recorded the cash received from the purchaser as a liability, which is included in Mezzanine investment - participation sold in our Condensed Consolidated Balance Sheet. Transaction costs have been deferred and presented as a direct reduction from the related liability in Mezzanine investment - participation sold in our Condensed Consolidated Balance Sheet. The cash flows associated with the Mezzanine investment - participation sold have been included in Cash Flows from Financing Activities in the Condensed Consolidated Statements of Cash Flows.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and gains retained by the REIT. For the three and six months ended June 30, 2023, we had consolidated net losses subject to tax of $2.5 million and $7.4 million, respectively. For the three and six months ended June 30, 2022, we had consolidated net income subject to tax of $181.4 million and $166.6 million, respectively.

For the three months ended June 30, 2023, we recognized an income tax benefit of $0.4 million, compared to income tax expense of $46.0 million during the same period in 2022. The change is due primarily to GAAP income taxes associated with the lease modification income recognized in the second quarter of 2022.

For the six months ended June 30, 2023, we recognized an income tax benefit of $4.6 million compared to income tax expense of $41.9 million during the same period in 2022. The change is primarily due to GAAP income taxes associated with the lease modification income recognized in the second quarter of 2022, as well as a change in the first quarter of 2023 to the effective state tax rate expected to apply to the reversal of deferred taxes.

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

Other Assets, net

Other assets were comprised of the following amounts (in thousands):

	June 30, 2023	December 31, 2022
Other investments	$65,554	$63,982
Deferred costs, deposits, and other	18,493	20,460
Prepaid expenses and real estate taxes	13,851	17,363
Intangible assets, net	13,632	14,160
Corporate fixed assets	9,341	8,371
Accounts receivable, net of allowances of $346 and $1,206 as of June 30, 2023 and December 31, 2022, respectively	4,202	4,079
Deferred tax assets	1,788	2,321
Due from third-party property manager	1,143	1,669
Due from affiliates	636	274
Total other assets, net	$128,640	$132,679

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-04,“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients to debt, derivatives, and other contracts that refer to LIBOR or another reference rate expected to be discontinued because of reference rate reform. The original ASU was effective as of its issuance date and provided temporary relief through December 31, 2022, which was extended through December 31, 2024 by ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848". We are transitioning to the Secured Overnight Financing Rate ("SOFR") effective July 1, 2023. There is not a material impact on our consolidated financial statements as a result of this transition.

Note 3 — Commitments and Contingencies

Commitments

In connection with our development, redevelopment, and other capital additions activities, we have entered into various construction-related contracts, and have made commitments to complete development and redevelopment of certain real estate, pursuant to financing or other arrangements. We expect to fund most of these commitments over the next 24 months. As of June 30, 2023, we had entered into construction-related contracts for $165.5 million, with $229.0 million undrawn on our construction loans.

As of June 30, 2023, we have remaining commitments of $3.2 million related to our unconsolidated joint ventures, which we expect to fund over the next twelve months. In addition, we have remaining commitments of $2.1 million related to our investments in property technology funds invested in entities that develop technology related to the real estate industry. The timing of the remaining funding of these commitments is uncertain.

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

Aimco's Common Stock and OP Unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in our issuance of additional shares of Common Stock and Aimco Operating Partnership’s issuance to us of additional OP Units equal to the number of shares of Common Stock purchased under the options. These equivalents also include unvested market-based restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and OP Units outstanding equal to the number of the shares that vest. OP Unit equivalents also include unvested long-term incentive partnership units. The Common Stock and OP Unit equivalents were included in the computation of diluted earnings per share and unit for the three and six months ended June 30, 2022, because the effect of their inclusion was dilutive. However, the Common Stock and OP Unit equivalents were not included in the computation of diluted earnings per share and unit for the three and six months ended June 30, 2023, because the effect of their inclusion would be antidilutive. As of June 30, 2023, the Common Stock and OP Unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 3.7 million and 7.9 million, respectively.

Aimco's time-based restricted stock awards receive non-forfeitable dividends similar to shares of Common Stock and OP Units prior to vesting, and our market-based long-term incentive partnership units receive non-forfeitable distributions based on specified percentages of the distributions paid to OP Units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Participating securities were included in the computation of diluted earnings per share and unit for the three and six months ended June 30, 2022, because the effect of their inclusion was dilutive. However, participating securities are not included in the computation of diluted earnings per share and unit for the three and six months ended June 30, 2023, because the effect of their inclusion would be antidilutive. As of June 30, 2023, participating securities that could potentially dilute basic earnings per share or unit in future periods totaled 2.5 million.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the three and six months ended June 30, 2023 and 2022, are as follows (in thousands, except per share and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings per share
Numerator:
Net income (loss) attributable to Aimco	$(3,602)	$239,137	$(12,419)	$247,346
Net income allocated to Aimco participating securities	—	(3,284)	—	(3,410)
Net income (loss) attributable to Aimco common stockholders	$(3,602)	$235,853	$(12,419)	$243,936

Denominator - shares:
Basic weighted-average common stock outstanding	144,195	149,600	145,007	149,694
Diluted share equivalents outstanding	—	823	—	966
Diluted weighted-average common stock outstanding	144,195	150,423	145,007	150,660

Earnings (loss) per share - basic	$(0.02)	$1.58	$(0.09)	$1.63
Earnings (loss) per share - diluted	$(0.02)	$1.57	$(0.09)	$1.62

Earnings per unit
Numerator:
Net income (loss) attributable to Aimco Operating Partnership	$(3,780)	$251,796	$(13,071)	$260,440
Net income allocated to Aimco Operating Partnership participating securities	—	(3,423)	—	(3,551)
Net income (loss) attributable to Aimco Operating Partnership's common unit holders	$(3,780)	$248,373	$(13,071)	$256,889

Denominator - units
Basic weighted-average common partnership units outstanding	151,966	157,525	152,795	157,621
Diluted partnership unit equivalents outstanding	-	922	-	1,045
Diluted weighted-average common partnership units outstanding	151,966	158,447	152,795	158,666

Earnings (loss) per unit - basic	$(0.02)	$1.58	$(0.09)	$1.63
Earnings (loss) per unit - diluted	$(0.02)	$1.57	$(0.09)	$1.62

Note 5 — Fair Value Measurements and Disclosures

Recurring Fair Value Measurements

From time to time we purchase interest rate swaps, caps, and other instruments to provide protection against increases in interest rates on our variable rate debt. As of June 30, 2023, we held interest rate swaps and caps with $473.2 million notional value. These instruments were acquired for $5.1 million, and the fair value of these instruments is noted in the table below.

During the three months ended June 30, 2023, we monetized the $1.5 billion notional amount interest rate swaption, purchased in conjunction with the Mezzanine Investment to protect against future interest rate increases, for gross proceeds of $54.2 million. We invested the $53.1 million net proceeds in a three-month treasury instrument, reflected in Cash and cash equivalents in our Condensed Consolidated Balance Sheet, that had a carrying value of $53.6 million as of June 30, 2023, which also approximated its fair value.

On a recurring basis, we measure at fair value our interest rate options. Our interest rate options are classified within Level 2 of the GAAP fair value hierarchy, and we estimate their fair value using pricing models that rely on observable market information, including contractual terms, market prices, and interest rate yield curves. The fair value adjustment is included in earnings in Realized and unrealized gains (losses) on interest rate options in our Condensed Consolidated Statements of Operations. Changes in fair value are reflected as a non-cash transaction in adjustments to arrive at cash flows from operations, any upfront premium is reflected in Purchase of interest rate options, and any proceeds are reflected in Proceeds from interest rate options in our Condensed Consolidated Statements of Cash Flows.

As of June 30, 2023 and December 31, 2022, we have an investment in stock of $3.4 million and $1.2 million, respectively, classified within Level 1 of the GAAP fair value hierarchy. In addition, as of June 30, 2023 and December 31, 2022, we have investments in property technology funds of $2.4 million and $3.1 million, respectively, in entities that develop technology related to the real estate industry. These investments are measured at net asset value (“NAV”) as a practical expedient.

The following table summarizes the fair value for our interest rate options and our investments in real estate technology funds as of June 30, 2023 , and December 31, 2022 (in thousands):

	As of June 30, 2023				As of December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Interest rate options	$8,957	$—	$8,957	$—	$62,259	$—	$62,259	$—
Investment in stock	$3,443	$3,443	$—	$—	$1,179	$1,179	$—	$—
Investments in real estate technology funds (1)	$2,422	$—	$—	$—	$3,117	$—	$—	$—

(1) Investments measured at fair value using NAV as a practical expedient are not classified in the fair value hierarchy.

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable and payables approximated their fair value as of June 30, 2023, and December 31, 2022, due to their relatively short-term nature and high probability of realization. We estimate the fair value of our debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, debt service coverage ratios, and loan to value ratios. We classify the fair value of our non-recourse property debt and construction loans within Level 2 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair value.

The following table summarizes the carrying value and fair value of our non-recourse property debt, and construction loans as of June 30, 2023, and December 31, 2022 (in thousands):

	As of June 30, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$876,935	$826,108	$938,476	$878,804
Construction loans	201,990	201,632	126,317	125,954
Total	$1,078,925	$1,027,740	$1,064,793	$1,004,758

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

The details of our consolidated and unconsolidated VIEs, excluding those of Aimco Operating Partnership, are summarized in the table below as of June 30, 2023, and December 31, 2022 (in thousands, except for VIE count):

	As of June 30, 2023		As of December 31, 2022
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Count of VIEs	5	8	5	8
Assets
Real estate, net	$375,145	$—	$258,529	$—
Cash and cash equivalents	4,541	—	5,075	—
Restricted Cash	7,675	—	1,747	—
Mezzanine investment	—	158,301	—	158,558
Interest rate options	4,887	—	3,900	—
Right-of-use lease assets	109,631	—	110,269	—
Unconsolidated real estate partnerships	—	20,808	—	15,789
Other assets, net	23,027	59,883	25,623	59,823
Liabilities
Accrued liabilities and other	49,373	—	26,003	—
Non-recourse property debt, net	22,779	—	22,689	—
Construction loans, net	102,230	—	40,013	—
Lease liabilities	116,593	—	114,625	—
Mezzanine investment - participation sold	—	33,977	—	—

Note 7 — Lease Arrangements

Aimco as Lessor

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements and other services.

For the three and six months ended June 30, 2023 and 2022, our total lease income was comprised of the following amounts for all residential and commercial property leases (in thousands):

Aimco as Lessee

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed lease income	$42,208	$46,851	$83,213	$92,982
Variable lease income	3,244	3,673	6,406	7,409
Total lease income	$45,452	$50,524	$89,619	$100,391

Finance Lease Arrangements

We are lessee to finance leases for the land underlying the development sites at Upton Place, Strathmore Square, and Oak Shore.

As of June 30, 2023 and December 31, 2022, our finance leases had weighted-average remaining terms of 93.8 years and 94.2 years, respectively, and weighted-average discount rates of 6.1% at both period ends.

For the three and six months ended June 30, 2023, amortization related to our finance leases was $0.0 million for both periods, net of amounts capitalized, compared to $3.4 million and $6.7 million, respectively, for the three and six months ended June 30, 2022.

For the three and six months ended June 30, 2023, we capitalized $2.1 million and $4.2 million, respectively, of lease costs associated with active development and redevelopment projects on certain of the underlying property and ground lease assets, compared to $1.8 million and $4.8 million, respectively, for the three and six months ended June 30, 2022.

Operating Lease Arrangements

We have operating leases primarily for corporate office space. Substantially all of the payments under our office leases are fixed. As of June 30, 2023 and December 31, 2022, our operating leases had weighted-average remaining terms of 5.6 years and 6.3 years, respectively, and weighted-average discount rates of 3.3%, and 3.4%, respectively.

We record operating lease expense on a straight-line basis over the lease term. Total operating lease expense for the three and six months ended June 30, 2023 was $0.4 million and $0.8 million, respectively, compared to $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2022. As of June 30, 2023 and December 31, 2022, operating lease right-of-use lease assets of $6.9 million and $6.7 million, respectively, are included in Other assets, net in our Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, operating lease liabilities of $12.7 million and $12.8 million, respectively, are included in Accrued liabilities and other in our Condensed Consolidated Balance Sheets.

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

Office Space Sublease

We have a sublease arrangement to provide space within our corporate office for fixed rents, which commenced on January 1, 2021 and expires on May 31, 2029. For the three and six months ended June 30, 2023, we recognized sublease income of $0.4 million and $0.7 million, respectively, compared to $0.4 million and $0.7 million, respectively, for the three and six months ended June 30, 2022.

Annual Future Minimum Lease Payments

Combined minimum annual lease payments under operating and finance leases, and sublease income that offsets our operating lease rent, are as follows (in thousands):

	Sublease Income and Lease Modification Income	Operating Lease Future Minimum Rent	Finance Leases Future Minimum Payments
Remainder of 2023	$704	$1,271	$1,451
2024	1,413	2,657	3,921
2025	1,423	2,355	4,437
2026	1,433	2,341	4,954
2027	1,443	2,380	5,483
Thereafter	2,083	3,023	1,433,296
Total	$8,499	14,027	1,453,542
Less: Discount		(1,283)	(1,336,949)
Total lease liabilities		$12,744	$116,593

Note 8 — Business Segments

We have three segments: (i) Development and Redevelopment; (ii) Operating; and (iii) Other.

Our Development and Redevelopment segment consists of properties that are under construction or have not achieved stabilization, as well as land held for development. As of June 30, 2023, our Development and Redevelopment segment consists of 12 properties: three residential apartment communities with 1,185 apartment homes, of which 276 have been completed and an additional 909 are planned, a single family rental community with 16 planned homes plus eight accessory dwelling units, which we are actively developing or redeveloping; one hotel with 106 rooms and 18,000 square feet of event space completed in April 2023, and land parcels held for development.

Our Operating segment includes 21 residential apartment communities with 5,600 apartment homes that have achieved a stabilized level of operations as of January 1, 2022 and maintained it throughout the current year and comparable period. We aggregate all our apartment communities that have reached stabilization into our Operating segment.

During the first quarter of 2023, we reclassified one residential apartment community from the Other segment to the Operating segment because it reached stabilization. Prior period segment information has been recast based upon our current segment population, and is consistent with how our chief operating decision maker ("CODM") evaluates the business. The recast conforms with our reportable segment classification as of June 30, 2023.

Our Other segment consists of properties currently owned that are not included in our Development and Redevelopment or Operating segments. Our Other segment includes 1001 Brickell Bay Drive, our only office building, and St. George Villas.

Our CODM uses cash flow, construction timeline to completion, and actual versus budgeted results to evaluate our properties in our Development and Redevelopment segment. Our CODM uses proportionate property net operating income to assess the operating performance of our Operating segment. Proportionate property net operating income is defined as our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, including utility reimbursements, for the consolidated communities; but

•
excluding the results of four apartment communities with an aggregate 142 apartment homes that we neither manage nor consolidate, our investment in IQHQ and the Mezzanine Investment; and
•
excluding property management costs and casualty gains or losses, reported in consolidated amounts, in our assessment of segment performance.

The following tables present the results of operations of consolidated properties with our segments reported on a proportionate basis for the three months ended June 30, 2023 and 2022 (in thousands):

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended June 30, 2023
Rental and other property revenues	$3,640	$37,011	$3,432	$1,591	$—	$45,674
Property operating expenses	2,684	11,496	1,520	1,627	1,456	18,783
Other operating expenses not allocated to segments (3)	—	—	—	—	24,921	24,921
Total operating expenses	2,684	11,496	1,520	1,627	26,377	43,704
Proportionate property net operating income (loss)	956	25,515	1,912	(36)	(26,377)	1,970
Other items included in income before income tax (4)	—	—	—	—	(2,243)	(2,243)
Income (loss) before income tax	$956	$25,515	$1,912	$(36)	$(28,620)	$(273)

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended June 30, 2022
Rental and other property revenues	$33	$33,809	$3,645	$1,461	$11,749	$50,697
Property operating expenses	363	10,563	1,138	1,439	6,205	19,708
Other operating expenses not allocated to segments (3)	—	—	—	—	43,824	43,824
Total operating expenses	363	10,563	1,138	1,439	50,029	63,532
Proportionate property net operating income (loss)	(330)	23,246	2,507	22	(38,280)	(12,835)
Other items included in income before income tax (4)	—	—	—	—	312,003	312,003
Income (loss) before income tax	$(330)	$23,246	$2,507	$22	$273,723	$299,168

The following tables present the results of operations of consolidated properties with our segments reported on a proportionate basis for the six months ended June 30, 2023 and 2022 (in thousands):

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Six Months Ended June 30, 2023
Rental and other property revenues	$5,842	$73,683	$7,129	$3,288	$—	$89,942
Property operating expenses	4,708	22,683	2,712	3,304	2,880	36,287
Other operating expenses not allocated to segments (3)	—	—	—	—	49,595	49,595
Total operating expenses	4,708	22,683	2,712	3,304	52,475	85,882
Proportionate property net operating income (loss)	1,134	51,000	4,417	(16)	(52,475)	4,060
Other items included in income before income tax (4)	—	—	—	—	(14,282)	(14,282)
Income (loss) before income tax	$1,134	$51,000	$4,417	$(16)	$(66,757)	$(10,222)

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Six Months Ended June 30, 2022
Rental and other property revenues	$81	$66,739	$8,000	$3,122	$22,749	$100,691
Property operating expenses	572	20,960	2,577	3,076	11,744	38,929
Other operating expenses not allocated to segments (3)	—	—	—	—	76,414	76,414
Total operating expenses	572	20,960	2,577	3,076	88,158	115,343
Proportionate property net operating income (loss)	(491)	45,779	5,423	46	(65,409)	(14,652)
Other items included in income before income tax (4)	—	—	—	—	319,876	319,876
Income (loss) before income tax	$(491)	$45,779	$5,423	$46	$254,467	$305,224
(1)
Represents adjustments for noncontrolling interests in consolidated real estate partnerships' share of the results of consolidated communities in our segments, which are included in the related consolidated amounts, but excluded from proportionate property net operating income for our segment evaluation. Also includes the reclassification of utility reimbursements, which are included in Rental and other property revenues in our Condensed Consolidated Statements of Operations, in accordance with GAAP, from revenues to property operating expenses for the purpose of evaluating segment results.
(2)
Includes the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any. Also includes property management expenses and casualty gains and losses, which are included in consolidated property operating expenses and are not part of our segment performance measure.
(3)
Other operating expenses not allocated to segments consist of depreciation and amortization and general and administrative expense.
(4)
Other items included in Income before income tax benefit consist primarily of lease modification income, gain on dispositions of real estate, interest expense, mezzanine investment income (loss), net realized and unrealized gains (losses) on interest rate options, and realized and unrealized gains (losses) on equity investments.

Net real estate and non-recourse property debt, net, of our segments as of June 30, 2023 and December 31, 2022, were as follows (in thousands):

	Development and Redevelopment	Operating	Other	Total
As of June 30, 2023:
Buildings and improvements	$599,807	$702,884	$165,041	$1,467,732
Land	226,161	262,409	150,090	638,660
Total real estate	825,968	965,293	315,131	2,106,392
Accumulated depreciation	(7,385)	(472,573)	(68,358)	(548,316)
Net real estate	$818,583	$492,720	$246,773	$1,558,076

Non-recourse property debt and construction loans, net	$218,468	$766,453	$80,741	$1,065,662

	Development and Redevelopment	Operating	Other	Total
As of December 31, 2022:
Buildings and improvements	$449,316	$708,665	$164,400	$1,322,381
Land	228,568	262,409	150,125	$641,102
Total real estate	677,884	971,074	314,525	1,963,483
Accumulated depreciation	(2,378)	(468,428)	(59,916)	$(530,722)
Net real estate	$675,506	$502,646	$254,609	$1,432,761

Non-recourse property debt and construction loans, net	$200,135	$767,513	$80,551	$1,048,199

In addition to the amounts disclosed in the tables above, as of June 30, 2023 the Development and Redevelopment segment right-of-use lease assets and lease liabilities aggregated to $109.6 million and $116.6 million, respectively, and as of December 31, 2022, aggregated to $110.3 million and $114.6 million, respectively. As of June 30, 2023 and December 31, 2022, right-of-use lease assets and lease liabilities primarily relate to our investments in Upton Place, Strathmore, and Oak Shore.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report on Form 10-Q contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding: our future plans and goals, including our pipeline investments and projects, our plans to eliminate certain near term debt maturities, our estimated value creation and potential, our timing, scheduling and budgeting, projections regarding lease growth, our plans to form joint ventures, our plans for new acquisitions or dispositions, our strategic partnerships and value added therefrom, and changes to our corporate governance.

These forward-looking statements are based on management’s judgment as of this date, which is subject to risks and uncertainties that could cause actual results to differ materially from our expectations, including, but not limited to: the risk that the 2023 plans and goals may not be completed, as expected, in a timely manner or at all, the inability to recognize the anticipated benefits of the pipeline investments and projects, changes in general economic conditions, including, increases in interest rates and other force-majeure events and such other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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
•
Diversified portfolio, consisting of in-process value-add investments, a deep pipeline, which includes approximately 14 million square feet of potential future development, a national portfolio of stabilized multifamily real estate and limited indirect and passive investments; and
•
Capital redeployment plan of prudent recycling of capital, reallocating our equity to higher returning investments.

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

In addition, we currently hold select alternative assets, consisting primarily of indirect, real estate related debt and equity investments. We have reduced our allocation to these investments and plan to continue to significantly reduce our allocation over time.

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

•
Managing and continuing to reduce our allocation to alternative investments, over time

We currently hold select alternative investments, the majority of which originated with Aimco Predecessor and, over time, plan to significantly reduce capital allocated to these investments. Our current allocation to alternative investments includes: our indirect interest in the Mezzanine Investment to the Parkmerced partnership, which owns 3,165 apartment homes and future development rights in San Francisco, California, and our passive equity investments in IQHQ, Inc. ("IQHQ"), a privately-held life sciences real estate development company, and in property technology funds consisting of entities that develop technology related to the real estate industry. In June 2023, we made significant progress on our plan to reduce capital allocated to alternative investments through the partial sale of the Mezzanine Investment, as discussed further below.

•
Maintaining sufficient liquidity and utilizing safe financial leverage

We will guard our liquidity at all times by maintaining sufficient cash and committed credit.

From time-to-time, we will allocate capital to financial assets designed to mitigate risks. Existing examples include our use of interest rate caps to provide protection against increases in interest rates on in-place loans.

We expect to capitalize our activities through a combination of non-recourse property debt, construction loans, third-party equity, and the recycling of Aimco equity, including retained earnings. We plan to limit the use of recourse leverage, with a strong preference towards non-recourse property-level debt to limit risk to the Aimco enterprise. When warranted, we plan to seek equity capital from joint venture partners to improve our cost of capital, further leverage Aimco equity, reduce exposure to a single investment and, in certain cases, for strategic benefits.

The results from the execution of our business plan during the three and six months ended June 30, 2023 are further described below.

Financial Results and Recent Highlights

•
For the three and six months ended June 30, 2023, net loss attributable to Aimco common stockholders per share, on a fully dilutive basis, was ($0.02) and ($0.09), respectively, compared to net income per share of $1.57 and $1.62, respectively, for the same periods in 2022 due primarily to the second quarter 2022 recognition of income resulting from the agreement to terminate the leased property agreements with AIR and gains in the same period related to the sale of an apartment community.
•
For the three months ended June 30, 2023, revenue and net operating income from our Stabilized Operating Properties were up 9.5% and 9.8%, respectively, year over year, with average monthly revenue per apartment home of $2,291, up $230 year over year. For the six months ended June 30, 2023, revenue and net operating income from our Stabilized Operating Properties were up 10.4% and 11.4%, respectively, year over year, with average monthly revenue per apartment home of $2,259, up $234 year over year.
•
During the three months ended June 30, 2023, we closed on the partial sale of the Parkmerced mezzanine loan, making significant progress on our planned reduction of capital allocated to alternative investments. In total, we have monetized $91.5 million of our Parkmerced investments and, subject to closing the remaining investment, may realize additional proceeds of approximately $156 million.
•
During the three months ended June 30, 2023, we repaid a $60 million floating interest rate land loan when it became prepayable at par reducing our weighted average cost of debt for our developments and land holdings, at the time of payoff, by approximately 90 basis points.

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

We currently have five active development and redevelopment projects, located in four U.S. markets, in varying phases of construction and lease-up. These projects remain on track, as measured by budget, lease-up metrics, and current market valuations. Additionally, we have a pipeline of future value-add opportunities totaling approximately 14 million gross square feet of development in our target markets of Southeast Florida, the Washington D.C. Metro, and Colorado's Front Range. During the three and six months ended June 30, 2023, we invested $81.1 million and $145.9 million, respectively, in development and redevelopment activities.

Updates include:

•
Construction and repositioning of The Hamilton, a 276 unit bayfront apartment community in Miami, Florida, is now complete. Demand for rental housing in Southeast Florida remains robust, especially for unique waterfront properties, and the property was 95% leased or pre-leased as of June 30, 2023, at rates more than 20% ahead of underwritten rents. Aimco now expects occupancy to stabilize in the third quarter, ahead of prior expectations.
•
Construction is progressing on plan at the first phase of Strathmore Square in Bethesda, Maryland, which will contain 220 highly tailored apartment homes with initial delivery on track for the second half of 2024. This suburban infill project is located adjacent to the Grosvenor-Strathmore Metro station and the Strathmore Performing Arts Campus, and is 1.5 miles from The National Institutes of Health main campus. Funding for the $164.0 million project is fully secured with Aimco having already funded 100% of its equity commitment.
•
Construction continues on schedule and on budget at Upton Place in Northwest Washington, D.C. We plan to start pre-leasing Upton’s 689 apartment homes in July 2023 in anticipation of initial delivery in the fourth quarter of 2023. As of June 30, 2023, 80% of the project's 105,000 square feet of retail space has been leased and Aimco has received letters of intent from, or is in lease negotiations with, retailers on another 18%.

•
Construction is ongoing at Oak Shore, in Corte Madera, California, where 16 luxury single family rental homes and eight accessory dwelling units are being developed. We expect to deliver the first homes in the third quarter with pre-leasing efforts underway.
•
Construction of the Benson Hotel and Faculty Club, a 106-key boutique hotel and event center, with 18,000 square feet of event space, located on the Anschutz Medical Campus in Aurora, Colorado is complete and open to guests. As the only ‘on campus’ accommodations, The Benson is garnering strong interest from the many departments and offices located on the surrounding Anschutz Medical Campus, which includes The University of Colorado Medical School, UC Health Hospital, Children’s Hospital Colorado, The Rocky Mountain VA Medical Center and the burgeoning Fitzsimons Innovation Community.
•
In the three months ended June 30, 2023, we invested $4.0 million into our future development pipeline projects located in Southeast Florida, the Washington D.C. Metro, and Colorado’s Front Range. Programming, design, documentation and entitlement efforts continue with projected unit counts and rentable square footage on track to meet or exceed initial projections. As part of our capital allocation strategy, we may choose to monetize certain of our pipeline assets prior to vertical construction in an effort to maximize value add and risk adjusted returns.

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

Updates for our alternative investments include:

•
In June, Aimco made significant progress on its plan to reduce capital allocated to alternative investments through the partial sale of the Parkmerced mezzanine loan. Aimco closed a 20% non-controlling position for $33.5 million with the purchaser having the option to acquire the remaining 80% for an additional $134 million plus interest accruing at no less than 19% annually through May 2024. At the time of closing the purchaser pre-paid $4 million of interest to Aimco and is expected to pay another $7 million prior to year end.

Investment Activity

We are focused on growing the business, and delivering strong investment returns, through development and redevelopment activities, funded primarily through third-party capital. In the three months ended June 30, 2023, no new investments were made.

Operating Property Results

We own a diversified portfolio of stabilized apartment communities located in eight major U.S. markets with average rents in line with local market averages. We also own a commercial office building that is part of an assemblage with an adjacent apartment building.

Highlights for the three months ended June 30, 2023 include:

•
Revenue for our Operating segment for the three months ended June 30, 2023, was $37.0 million, up 9.5% year over year, resulting from a $230 increase in average monthly revenue per apartment home to $2,291, partially offset with a 140-basis point decrease in Average Daily Occupancy to 96.2%.
•
Expenses for our Operating segment for the three months ended June 30, 2023, were $11.5 million, up 8.8% year-over-year due primarily to higher real estate taxes and insurance.
•
Net operating income for our Operating segment for the three months ended June 30, 2023 was $25.5 million, up 9.8% year-over-year.
•
1001 Brickell Bay Drive, a waterfront office building in Miami, Florida, is owned as part of a larger assemblage with substantial development potential. Following first quarter lease expirations, as of June 30, 2023, the building was 77% occupied.

Balance Sheet and Financing Activity

We are highly focused on maintaining a strong balance sheet, including having at all times ample liquidity. As of June 30, 2023, we had access to $342.4 million in liquidity, including $165.0 million of cash on hand, $27.4 million of restricted cash, and the capacity to borrow up to $150.0 million on our revolving credit facility. Refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

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

Results of Operations for the three and six months ended June 30, 2023 and 2022

Net income attributable to Aimco common stockholders decreased by $242.7 million and $259.8 million, respectively, for the three and six months ended June 30, 2023, compared to the same period in 2022, as described more fully below.

Property Results

As of June 30, 2023, our Development and Redevelopment segment included 12 properties, three of which were properties that were under construction and two of which were recently completed, while the remaining were land held for development. Our Operating segment included 21 communities with 5,600 apartment homes, and our Other segment included 1001 Brickell Bay Drive, our only office building, and St. George Villas. During the first quarter of 2023, we reclassified one residential apartment community from the Other segment to the Operating segment because it reached stabilization. Prior period segment information has been recast based upon our current segment population, and is consistent with how our CODM evaluates the business. The recast conforms with our reportable segment classification as of June 30, 2023.

We use proportionate property net operating income to assess the operating performance of our segments. Proportionate property net operating income is defined as our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, including utility reimbursements, for the consolidated communities; but

•
excluding the results of four apartment communities with an aggregate 142 apartment homes that we neither manage nor consolidate, our investment in IQHQ and the Mezzanine Investment; and
•
excluding property management costs and casualty gains or losses, reported in consolidated amounts, in our assessment of segment performance.

Please refer to Note 8 to the condensed consolidated financial statements in Item 1 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

Proportionate Property Net Operating Income

The results of our segments for the three months ended June 30, 2023 and 2022, as presented below, are based on segment classifications as of June 30, 2023:

	Three Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$3,640	$33	$3,607	100.0%
Operating	37,011	33,809	3,202	9.5%
Other	3,432	3,645	(213)	(5.8%)
Total	44,083	37,487	6,596	17.6%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	2,684	363	2,321	100.0%
Operating	11,496	10,563	933	8.8%
Other	1,520	1,138	382	33.6%
Total	15,700	12,064	3,636	30.1%
Proportionate property net operating income:
Development and Redevelopment	956	(330)	1,286	(100.0%)
Operating	25,515	23,246	2,269	9.8%
Other	1,912	2,507	(595)	(23.7%)
Total	$28,383	$25,423	$2,960	11.6%

For the three months ended June 30, 2023, compared to the same period in 2022:

•
Development and Redevelopment proportionate property net operating income increased by $1.3 million due to the lease up of apartment homes at The Hamilton.
•
Operating proportionate property net operating income increased by $2.3 million, or 9.8%. The increase was attributable primarily to a $3.2 million, or 9.5% increase in rental and other property revenues due to higher average revenues of $230 per apartment home, offset with a 140-basis point decrease in Average Daily Occupancy to 96.2%.
•
Other proportionate property net operating income decreased by $0.6 million, or 23.7%, primarily at our commercial office building in Miami, Florida from lower occupancy following lease expirations earlier in 2023.

The results of our segments for the six months ended June 30, 2023 and 2022, as presented below, are based on segment classifications as of June 30, 2023:

	Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$5,842	$81	$5,761	100.0%
Operating	73,683	66,739	6,944	10.4%
Other	7,129	8,000	(871)	(10.9%)
Total	86,654	74,820	11,834	15.8%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	4,708	572	4,136	100.0%
Operating	22,683	20,960	1,723	8.2%
Other	2,712	2,577	135	5.2%
Total	30,103	24,109	5,994	24.9%
Proportionate property net operating income:
Development and Redevelopment	1,134	(491)	1,625	(100.0%)
Operating	51,000	45,779	5,221	11.4%
Other	4,417	5,423	(1,006)	(18.5%)
Total	$56,551	$50,711	$5,840	11.5%

For the six months ended June 30, 2023, compared to the same period in 2022:

•
Development and Redevelopment proportionate property net operating income increased by $1.6 million due to the lease up of apartment homes at The Hamilton.
•
Operating proportionate property net operating income increased by $5.2 million, or 11.4%. The increase was attributable primarily to a $6.9 million, or 10.4% increase in rental and other property revenues due to higher average revenues of $234 per apartment home, offset with a 100-basis point decrease in occupancy.
•
Other proportionate property net operating income decreased by $1.0 million, or 18.5%, primarily at our commercial office building in Miami, Florida from lower occupancy following lease expirations earlier in 2023.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include property management costs, casualty losses, and, if applicable, the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance.

Depreciation and Amortization

For the three and six months ended June 30, 2023, compared to the same periods in 2022, Depreciation and amortization decreased by $17.8 million, or 51.1%, and $24.7 million, or 42.6%, respectively, due primarily to the disposition of three properties and the termination of leases of four properties and related relinquishment of the associated leasehold improvements during the year ended December 31, 2022.

General and Administrative Expenses

For the three and six months ended June 30, 2023, compared to the same periods in 2022, General and administrative expenses decreased by $1.1 million, or 12.0%, and $2.1 million, or 11.6%, respectively, due primarily to a decrease in expenses for consulting services per the Separation Agreement with AIR, which concluded at December 31, 2022.

Interest Income

For the three and six months ended June 30, 2023, compared to the same periods in 2022, interest income increased by $1.9 million, or 100.0%, and $3.4 million, or 100.0%, respectively, due primarily to increased interest earned on greater amounts of invested cash at higher rates in the current year versus the prior year.

Interest Expense

For the three and six months ended June 30, 2023, compared to the same periods in 2022, interest expense decreased by $31.9 million, or 76.8%, and $36.8 million, or 65.5%, respectively, due primarily to the prepayment of the notes payable due to AIR and other property debt, partially offset by an increase related to the placement of certain property debt during the year ended December 31, 2022.

Mezzanine Investment Income (Loss), Net

For the three and six months ended June 30, 2023, compared to the same periods in 2022, Mezzanine Investment income decreased by $8.5 million, or 100%, and $16.8 million or 100.0%, respectively, due primarily to our cessation of income recognition after the non-cash impairment recorded during the year ended December 31, 2022.

Realized and Unrealized Gains (Losses) on Interest Rate Options

We are required to adjust our interest rate options to fair value on a quarterly basis. As a result of the mark-to-market adjustments, we recorded unrealized gains of $2.5 million and $0.6 million, respectively, for the three and six months ended June 30, 2023, compared to unrealized gains of $11.9 million and $30.7 million, respectively, for the three and six months ended June 30, 2022. In addition, we recorded realized gains of $0.9 million and $1.7 million, respectively, for the three and six months ended June 30, 2023, compared to realized gains of $8.0 million in both the three and six months ended June 30, 2022.

Realized and Unrealized Gains (Losses) on Equity Investments

We measure our investment in stock based on its market price at period end and our investments in property technology funds at NAV as a practical expedient. As a result of changes in the values of these investments, we recorded unrealized gains of $1.1 million and $1.2 million, respectively, for the three and six months ended June 30, 2023, compared to unrealized gains of $0.5 million and unrealized losses of $3.9 million, respectively, for the three and six months ended June 30, 2022.

During the three and six months ended June 30, 2022, we recognized realized and unrealized gains on our investment in IQHQ totaling $26.2 million resulting from a partial redemption of our investment during that period.

Gain on Dispositions of Real Estate

During the three and six months ended June 30, 2023, we recognized a gain on disposition of $1.9 million for the contribution of real estate to an unconsolidated joint venture compared to $94.6 million for the three and six months ended June 30, 2022 related to the sale of an apartment community.

Lease Modification Income

During the three and six months ended June 30, 2022, we recognized $205.4 million of lease modification income related to the agreement entered into with AIR for the termination of the leases of four properties.

Other Income (Expense), Net

Other income (expense), net, includes costs associated with our risk management activities, partnership administration expenses, fee income, and certain non-recurring items. For the three months ended June 30, 2023, compared to the same period in 2022, other expenses, net decreased by $0.6 million, or 30.2%. For the six months ended June 30, 2023, compared to the same period in 2022, other expenses, net increased by $2.0 million, or 68.8%, primarily due to the incremental expense associated with pre-existing long-term incentive partnership units recorded upon the resignation of one of our board members during the first quarter of 2023.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and gains retained by the REIT. For the three and six months ended June 30, 2023, we had a consolidated net losses subject to tax of $2.5 million and $7.4 million, respectively, compared to consolidated net income subject to tax of $181.4 million and $166.6 million, respectively, for the same periods in 2022.

For the three months ended June 30, 2023, we recognized an income tax benefit of $0.4 million, compared to income tax expense of $46.0 million for the same period in 2022. The change is due primarily to GAAP income taxes associated with the lease modification income recognized in the second quarter of 2022.

For the six months ended June 30, 2023, we recognized an income tax benefit of $4.6 million, compared to income tax expense of $41.9 million for the same period in 2022. The change is primarily due to a change in the first quarter of 2023 to the effective state tax rate expected to apply to the reversal of deferred taxes, as well as the GAAP income taxes associated with the lease modification income recognized in the second quarter of 2022.

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

EBITDAre is defined by Nareit and provides for an additional performance measure independent of capital structure for greater comparability between real estate investment trusts. We define Adjusted EBITDAre as EBITDAre adjusted to exclude the effect of net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships and EBITDAre adjustments attributable to noncontrolling interests, and realized and unrealized (gains) losses on interest rate options, which we believe allow investors to compare a measure of our earnings before the effects of our capital structure and indebtedness with that of other companies in the real estate industry. Additionally, we exclude the (income) loss recognized on our Mezzanine Investment.

The reconciliation of net income (loss) to EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2023 and 2022, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$144	$253,211	$(5,609)	$263,323
Adjustments:
Interest expense	9,656	41,546	19,381	56,147
Income tax (benefit) expense	(417)	45,957	(4,613)	41,901
Gain on disposition of real estate	(1,878)	(94,598)	(1,878)	(94,465)
Lease modification income	—	(205,387)	—	(205,387)
Depreciation and amortization	17,031	34,863	33,302	57,981
Adjustment related to EBITDAre of unconsolidated partnerships	342	259	564	516
EBITDAre	$24,878	$75,851	$41,147	$120,016
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,576)	(1,069)	(6,849)	(2,539)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(348)	(346)	(613)	(344)
EBITDAre adjustments attributable to noncontrolling interests	4	(221)	(12)	(232)
Mezzanine investment (income) loss, net	128	(8,330)	257	(16,567)
Realized and unrealized (gains) losses on interest rate options	(3,383)	(20,017)	(2,326)	(38,795)
Unrealized (gains) losses on IQHQ investment	-	(20,501)	-	(20,501)
Adjusted EBITDAre	$17,703	$25,367	$31,604	$41,038

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary sources of liquidity are cash flows from operations and borrowing capacity under our loan agreements.

As of June 30, 2023, our available liquidity was $342.4 million, which consisted of:

•
$165.0 million in cash and cash equivalents; and
•
$27.4 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance; and
•
$150.0 million of available capacity to borrow under our revolving secured credit facility.

As of June 30, 2023, we had sufficient capacity on our construction loans to cover our commitments of approximately $165.5 million. The initial allocation to our joint ventures have remaining unfunded commitments of $3.2 million. We also have unfunded commitments in the amount of $2.1 million related to four investments in entities that develop technology related to the real estate industry. Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, and future investments. Additionally, our third-party property managers may enter into commitments on our behalf to purchase goods and services in connection with the operation of our apartment communities and our office building. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to historical levels.

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

As of June 30, 2023, approximately 88% of our outstanding non-recourse property debt had a fixed interest rate and approximately 12% had a variable interest rate. In addition, the weighted-average contractual rate on our non-recourse debt was 4.9% and 4.7% inclusive of interest rate caps, and the average remaining term to maturity was 7.0 years. At June 30, 2023, all of our outstanding non-recourse property debt was either fixed or hedged. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates.

While our primary source of leverage is property-level debt and construction loans, we also have a secured $150.0 million credit facility with a syndicate of financial institutions. As of June 30, 2023, we had no outstanding borrowings under our revolving secured credit facility. Under our revolving secured credit facility, we have agreed to maintain a fixed charge coverage ratio of 1.25X minimum tangible net worth of $625.0 million, and maximum leverage of 60.0% as defined in the credit agreement. We are currently in compliance and expect to remain in compliance with these covenants during the next twelve months.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows in Item 1 of this report.

Operating Activities

For the six months ended June 30, 2023, net cash provided by operating activities was $17.7 million. Our operating cash flow is primarily affected by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment communities and general and administrative costs. Cash provided by operating activities for the six months ended June 30, 2023, decreased by $7.7 million compared to the same period ended in 2022, due primarily to lower net cash received from lease incentive, lower net operating income associated with apartment communities sold in the latter part of 2022, and timing of balance sheet position changes, partially offset by decreased interest payments.

Investing Activities

For the six months ended June 30, 2023, net cash used in investing activities of $126.5 million consisted primarily of capital expenditures of $129.9 million. Net cash used in investing activities for the six months ended June 30, 2023, increased by $1.2 million compared to the same period ended in 2022, due primarily to increased capital expenditures offset by decreased funding for net real estate and investment transactions. We have generally funded capital additions with available cash and cash provided by operating activities and construction loans.

Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities of $71.5 million consisted primarily of proceeds from construction loans, the sale of a participation in the Mezzanine Investment, and the monetization of interest rate options, partially offset by repayments on non-recourse property debt and common stock repurchases. Net cash provided by financing activities for the six months ended June 30, 2023, increased by $121.8 million compared to the same period ended in 2022, due primarily to prior year repayment and borrowing activity, offset by current year activity, including the sale of a participation in the Mezzanine Investment and the monetization of interest rate options.

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

We use working capital primarily to fund short-term uses. We use derivative financial instruments as a risk management tool and do not use them for trading or other speculative purposes.

As of June 30, 2023, on a consolidated basis, we had approximately $104.2 million of variable-rate property-level debt outstanding and $172.9 million of variable rate construction loans. The impact of rising interest rates is mitigated by our use of interest rate caps, which as of June 30, 2023, provided protection for our variable interest rate debt. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates. We estimate that an increase or decrease in our variable rate indices of 100 basis points with constant credit risk spreads, would have no impact on interest expense on an annual basis.

As of June 30, 2023, we held interest rate caps with $473.2 million notional value. These instruments were acquired for $5.1 million and at June 30, 2023 were valued at $9.0 million.

As of June 30, 2023, we had $192.4 million in cash and cash equivalents and restricted cash, a portion of which earns interest at variable rates.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, Aimco Operating Partnership’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Aimco

Unregistered Sales of Equity Securities

From time to time, we may issue shares of our Common Stock in exchange for OP Units, defined under the Aimco Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each OP Unit. We may also issue shares of our Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended June 30, 2023, no shares of Common Stock were issued in exchange for OP Units in such transactions.

Repurchases of Equity Securities

The following table summarizes Aimco's share repurchase for the three months ended June 30, 2023.

Fiscal Period	Total Number of Shares Repurchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
April 1 - 30, 2023	444,690	$7.74	444,690	9,819,997
May 1 - 31, 2023	315,213	$8.11	315,213	9,504,784
June 1 - 30, 2023	224,896	$8.24	224,896	9,279,888
Total	984,799	$7.97	984,799

(1) Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding Common Stock. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions

Aimco Operating Partnership

There is no public market for OP Units, and we have no intention of listing OP Units on any securities exchange. In addition, Aimco Operating Partnership’s Partnership Agreement restricts the transferability of OP Units.

On August 4, 2023, there were 159,924,802 OP Units and equivalents outstanding (of which 147,916,884 were held by us), that were held by 2,081 unitholders of record.

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP Units during the three months ended June 30, 2023.

Repurchases of Equity Securities

Aimco Operating Partnership’s Partnership Agreement generally provides that after holding OP Units for one year, limited partners other than Aimco have the right to redeem their OP Units for cash or, at our election, shares of our Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended June 30, 2023, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases, or redemptions in exchange for cash, of the Aimco Operating Partnership’s equity securities for the three months ended June 30, 2023.

Fiscal Period	Total Number of Units Repurchased	Weighted Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under Plans or Programs (1)
April 1 - 30, 2023	—	—	N/A	N/A
May 1 - 31, 2023	—	—	N/A	N/A
June 1 - 30, 2023	47,436	$7.72	N/A	N/A
Total	47,436	$7.72

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

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NO.	DESCRIPTION

3.1	Charter – Articles of Restatement (Exhibit 3.1 to Aimco’s Annual Report on Form 10-K dated February 24, 2020, is incorporated herein by this reference)

3.2	Amended and Restated Bylaws (Exhibit 3.1 to Aimco's Current Report on Form 8-K, dated April 28, 2023, is incorporated herein by this reference).

3.3	Articles Supplementary of Apartment Investment Management Company (Exhibit 3.1 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

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

101

The following materials from Aimco’s and Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of equity and partners’ capital; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: August 7, 2023