Form 10-Q
period 2023-09-30
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2023-11-06
CIK 922864, 1820878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of Apartment Investment and Management Company Class A common stock ("Common Stock") outstanding as of November 3, 2023: 145,759,672

EXPLANATORY NOTE

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

Aimco, through a wholly-owned subsidiary, is the general partner and directly is the special limited partner of Aimco OP L.P. ("Aimco Operating Partnership"). As of September 30, 2023, Aimco owned 92.4% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.8% of the economic interest in Aimco Operating Partnership. The remaining 7.6% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

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

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2023, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

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

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Buildings and improvements	$1,546,503	$1,322,381
Land	638,007	641,102
Total real estate	2,184,510	1,963,483
Accumulated depreciation	(564,686)	(530,722)
Net real estate	1,619,824	1,432,761
Cash and cash equivalents	95,680	206,460
Restricted cash	20,205	23,306
Mezzanine investment	158,173	158,558
Interest rate options	9,161	62,387
Unconsolidated real estate partnerships	22,667	15,789
Notes receivable	39,802	39,014
Right-of-use lease assets - finance leases	109,311	110,269
Other assets, net	176,043	132,679
Total assets	$2,250,866	$2,181,223

LIABILITIES AND EQUITY
Non-recourse property debt, net	$869,586	$929,501
Construction loans, net	250,630	118,698
Total indebtedness	1,120,216	1,048,199
Deferred tax liabilities	112,068	119,615
Lease liabilities - finance leases	117,666	114,625
Mezzanine investment - participation sold	34,402	—
Accrued liabilities and other	111,049	106,600
Total liabilities	1,495,401	1,389,039

Redeemable noncontrolling interests in consolidated real estate partnerships	170,201	166,826

Commitments and contingencies (Note 3)

Equity (510,587,500 shares authorized at both September 30, 2023 and December 31, 2022):
Common Stock, $0.01 par value, 141,994,719 and 146,524,941 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,420	1,466
Additional paid-in capital	472,261	496,482
Retained earnings	35,207	49,904
Total Aimco equity	508,888	547,852
Noncontrolling interests in consolidated real estate partnerships	48,703	48,294
Common noncontrolling interests in Aimco Operating Partnership	27,673	29,212
Total equity	585,264	625,358
Total liabilities and equity	$2,250,866	$2,181,223

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES
Rental and other property revenues	$47,701	$47,683	$137,643	$148,375

OPERATING EXPENSES
Property operating expenses	18,328	17,455	54,648	56,384
Depreciation and amortization	17,804	85,438	51,106	143,420
General and administrative expenses	8,198	10,809	24,487	29,243
Total operating expenses	44,330	113,702	130,241	229,047

Interest income	2,486	915	7,022	2,036
Interest expense	(8,252)	(9,719)	(27,633)	(65,865)
Mezzanine investment income (loss), net	(757)	8,423	(1,013)	24,990
Realized and unrealized gains (losses) on interest rate options	955	9,209	3,280	48,005
Realized and unrealized gains (losses) on equity investments	(1,066)	(2,145)	165	20,152
Gain on dispositions of real estate	—	75,539	1,878	170,004
Lease modification income	—	1,577	—	206,963
Income from unconsolidated real estate partnerships	320	159	614	459
Other income (expense), net	(1,593)	(1,329)	(6,490)	(4,238)
Income (loss) before income tax	(4,536)	16,610	(14,775)	321,834
Income tax benefit (expense)	6,210	17,563	10,823	(24,338)
Net income (loss)	1,674	34,173	(3,952)	297,496
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,610)	(2,907)	(10,460)	(5,446)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(447)	(240)	(1,060)	(585)
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	123	(1,554)	775	(14,648)
Net income (loss) attributable to Aimco	$(2,260)	$29,472	$(14,697)	$276,817

Net income (loss) attributable to Aimco per common share – basic (Note 4)	$(0.02)	$0.19	$(0.10)	$1.82
Net income (loss) attributable to Aimco per common share – diluted (Note 4)	$(0.02)	$0.19	$(0.10)	$1.81

Weighted-average common shares outstanding – basic	143,299	149,611	144,431	149,706
Weighted-average common shares outstanding – diluted	143,299	151,197	144,431	151,076

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended September 30, 2023 and 2022

(In thousands, except per share data)

(Unaudited)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at June 30, 2022	149,097	$1,492	$515,065	$224,567	$741,124	$44,665	$39,233	$825,022
Net income (loss)	—	—	—	29,472	29,472	240	1,554	31,266
Redemption of OP Units	26	—	398		398	—	(474)	(76)
Share-based compensation expense	—	—	1,454	—	1,454	—	258	1,712
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	898	—	898
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(287)	(160)	(447)
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	155	—	155	—	—	155
Common stock repurchased	(73)	(1)	(525)	—	(526)	—	—	(526)
Cash dividends	—	—	—	(3,043)	(3,043)	—	—	(3,043)
Other, net	74	1	(2,206)	—	(2,205)	1	—	(2,204)
Balances at September 30, 2022	149,124	$1,492	$514,341	$250,996	$766,829	$45,517	$40,411	$852,757

Balances at June 30, 2023	143,734	1,438	$483,258	$37,486	$522,182	$48,472	$28,105	$598,759
Net income (loss)	—	—	—	(2,260)	(2,260)	447	(123)	(1,936)
Redemption of OP Units	—	—	244	—	244	—	(332)	(88)
Share-based compensation expense	—	—	1,890	—	1,890	—	23	1,913
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	71	—	71
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(287)	—	(287)
Common stock repurchased	(1,744)	(17)	(13,132)	—	(13,149)	—	—	(13,149)
Other common stock issuances	5	—	—	—	—	—	—	—
Other, net	—	(1)	1	(19)	(19)	—	—	(19)
Balances at September 30, 2023	141,995	1,420	472,261	$35,207	$508,888	$48,703	$27,673	$585,264

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2023 and 2022

(In thousands, except per share data)

(Unaudited)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2021	149,818	$1,498	$521,842	$(22,775)	$500,565	$35,213	$26,455	$562,233
Net income (loss)	—	—	—	276,817	276,817	585	14,648	292,050
Redemption of OP Units	65	1	1,932	—	1,933	—	(2,152)	(219)
Share-based compensation expense	—	—	4,234	—	4,234	—	1,515	5,749
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	10,616	—	10,616
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(892)	(160)	(1,052)
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	(7,088)	—	(7,088)	—	—	(7,088)
Common stock repurchased	(816)	(8)	(4,937)	—	(4,945)	—	—	(4,945)
Other common stock issuances	106	1	851	—	852	—	109	961
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	—	—	(183)	—	(183)	—	—	(183)
Cash dividends	—	—	—	(3,043)	(3,043)	—	—	(3,043)
Other, net	(49)	—	(2,310)	(3)	(2,313)	(5)	(4)	(2,322)
Balances at September 30, 2022	149,124	$1,492	$514,341	$250,996	$766,829	$45,517	$40,411	$852,757

Balances at December 31, 2022	146,525	$1,466	$496,482	$49,904	$547,852	$48,294	$29,212	$625,358
Net income (loss)	—	—	—	(14,697)	(14,697)	1,060	(775)	(14,412)
Redemption of OP Units	—	—	4,500	—	4,500	—	(5,209)	(709)
Share-based compensation expense	—	—	5,439	—	5,439	—	3,173	8,612
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	234	—	234
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(885)	—	(885)
Common stock repurchased	(4,747)	(47)	(35,694)	—	(35,741)	—	—	(35,741)
Other common stock issuances	252	2	1,538	—	1,540	—	1,272	2,812
Other, net	(35)	(1)	(4)	—	(5)	—	—	(5)
Balances at September 30, 2023	141,995	$1,420	$472,261	$35,207	$508,888	$48,703	$27,673	$585,264

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,952)	$297,496
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,106	143,420
Mezzanine investment (income) loss, net	1,013	(24,990)
Realized and unrealized (gains) losses on interest rate options	(3,280)	(48,005)
Realized and unrealized (gains) losses on equity investments	(165)	(20,152)
Income tax expense (benefit)	(10,823)	24,338
Share-based compensation	7,632	6,462
Loss on extinguishment of debt, net	929	28,901
Lease modification income	—	(206,963)
Gain on dispositions of real estate	(1,878)	(170,004)
Income from unconsolidated real estate partnerships	(614)	(459)
Amortization of debt issuance costs and other	1,798	2,149
Changes in operating assets and operating liabilities:
Other assets, net	2,057	5,904
Net cash received from lease incentive	—	195,789
Accrued liabilities and other	(1,272)	(5,634)
Total adjustments	46,503	(69,244)
Net cash provided by operating activities	42,551	228,252
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(4,108)	(130,122)
Capital expenditures (1)	(212,195)	(184,048)
Proceeds from disposition of real estate	—	243,134
Investment in IQHQ	—	(14,227)
Redemption of IQHQ investment	—	16,473
Distributions received from unconsolidated real estate partnerships	4,209	—
Investment in unconsolidated real estate partnerships	(3,381)	(12,878)
Purchase of treasury bill	(53,773)
Other investing activities	5,124	(1,293)
Net cash used in investing activities	(264,124)	(82,961)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	—	674,720
Proceeds from construction loans	127,423	54,286
Proceeds from sale of participation in Mezzanine Investment	37,500	—
Payments of deferred loan costs	(229)	(8,244)
Principal repayments on non-recourse property debt	(62,309)	(284,562)
Principal repayments on construction loans	—	(138,404)
Principal repayments on Notes Payable to AIR	—	(534,127)
Purchase of interest rate options	(712)	(3,223)
Proceeds from interest rate options	57,182	15,465
Payments on finance leases	(2,221)	(25,797)
Payments of prepayment premiums	—	(25,740)
Common stock repurchased	(36,769)	(4,419)
Dividends paid on common stock	—	(3,043)
Redemption of redeemable noncontrolling interests	—	(5,094)
Distributions to redeemable noncontrolling interests	(7,210)	(917)
Contributions from noncontrolling interests	234	10,616
Distributions to noncontrolling interests	(885)	(1,052)
Contributions from redeemable noncontrolling interests	125	122,413
Redemption of OP units	(709)	(209)
Redemption of noncontrolling interest in real estate partnership	—	(7,088)
Other financing activities	(3,728)	(13)
Net cash provided by (used in) financing activities	107,692	(164,432)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(113,881)	(19,141)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	229,766	244,582
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$115,885	$225,441
(1) Accrued capital expenditures were $54.3 million and $31.4 million as of September 30, 2023 and 2022, respectively.

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Buildings and improvements	$1,546,503	$1,322,381
Land	638,007	641,102
Total real estate	2,184,510	1,963,483
Accumulated depreciation	(564,686)	(530,722)
Net real estate	1,619,824	1,432,761
Cash and cash equivalents	95,680	206,460
Restricted cash	20,205	23,306
Mezzanine investment	158,173	158,558
Interest rate options	9,161	62,387
Unconsolidated real estate partnerships	22,667	15,789
Notes receivable	39,802	39,014
Right-of-use lease assets - finance leases	109,311	110,269
Other assets, net	176,043	132,679
Total assets	$2,250,866	$2,181,223

LIABILITIES AND EQUITY
Non-recourse property debt, net	$869,586	$929,501
Construction loans, net	250,630	118,698
Total indebtedness	1,120,216	1,048,199
Deferred tax liabilities	112,068	119,615
Lease liabilities - finance leases	117,666	114,625
Mezzanine investment - participation sold	34,402	—
Accrued liabilities and other	111,049	106,600
Total liabilities	1,495,401	1,389,039

Redeemable noncontrolling interests in consolidated real estate partnerships	170,201	166,826

Commitments and contingencies (Note 3)

Partners’ capital:
General Partner and Special Limited Partner	508,888	547,852
Limited Partners	27,673	29,212
Partners’ capital attributable to Aimco Operating Partnership	536,561	577,064
Noncontrolling interests in consolidated real estate partnerships	48,703	48,294
Total partners’ capital	585,264	625,358
Total liabilities and partners’ capital	$2,250,866	$2,181,223

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES
Rental and other property revenues	$47,701	$47,683	$137,643	$148,375

OPERATING EXPENSES
Property operating expenses	18,328	17,455	54,648	56,384
Depreciation and amortization	17,804	85,438	51,106	143,420
General and administrative expenses	8,198	10,809	24,487	29,243
Total operating expenses	44,330	113,702	130,241	229,047

Interest income	2,486	915	7,022	2,036
Interest expense	(8,252)	(9,719)	(27,633)	(65,865)
Mezzanine investment income (loss), net	(757)	8,423	(1,013)	24,990
Realized and unrealized gains (losses) on interest rate options	955	9,209	3,280	48,005
Realized and unrealized gains (losses) on equity investments	(1,066)	(2,145)	165	20,152
Gain on dispositions of real estate	—	75,539	1,878	170,004
Lease modification income	—	1,577	—	206,963
Income from unconsolidated real estate partnerships	320	159	614	459
Other income (expense), net	(1,593)	(1,329)	(6,490)	(4,238)
Income (loss) before income tax	(4,536)	16,610	(14,775)	321,834
Income tax benefit (expense)	6,210	17,563	10,823	(24,338)
Net income (loss)	1,674	34,173	(3,952)	297,496
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,610)	(2,907)	(10,460)	(5,446)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(447)	(240)	(1,060)	(585)
Net income (loss) attributable to Aimco Operating Partnership	$(2,383)	$31,026	$(15,472)	$291,465

Net income (loss) attributable to Aimco Operating Partnership per common unit – basic (Note 4)	$(0.02)	$0.19	$(0.10)	$1.82
Net income (loss) attributable to Aimco Operating Partnership per common unit – diluted (Note 4)	$(0.02)	$0.19	$(0.10)	$1.81

Weighted-average common units outstanding – basic	151,027	157,530	152,199	157,627
Weighted-average common units outstanding – diluted	151,027	159,136	152,199	159,017

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended September 30, 2023 and 2022

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at June 30, 2022	$741,124	$39,233	$780,357	$44,665	$825,022
Net income (loss)	29,472	1,554	31,026	240	31,266
Redemption of OP Units	398	(474)	(76)	—	(76)
Share-based compensation expense	1,454	258	1,712	—	1,712
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	898	898
Distributions to noncontrolling interests in consolidated real estate partnerships	—	(160)	(160)	(287)	(447)
Purchase of noncontrolling interests in consolidated real estate partnerships	155	—	155	—	155
Repurchases of OP Units held by Aimco	(526)	—	(526)	—	(526)
Cash dividends	(3,043)	—	(3,043)	—	(3,043)
Other, net	(2,205)	—	(2,205)	1	(2,204)
Balances at September 30, 2022	$766,829	$40,411	$807,240	$45,517	$852,757

Balances at June 30, 2023	$522,182	$28,105	$550,287	$48,472	$598,759
Net income (loss)	(2,260)	(123)	(2,383)	447	(1,936)
Redemption of OP Units	244	(332)	(88)	—	(88)
Share-based compensation expense	1,890	23	1,913	—	1,913
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	71	71
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(287)	(287)
Repurchases of OP Units held by Aimco	(13,149)	—	(13,149)	—	(13,149)
Other, net	(19)	—	(19)	—	(19)
Balances at September 30, 2023	$508,888	$27,673	$536,561	$48,703	$585,264

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Nine Months Ended September 30, 2023 and 2022

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2021	$500,565	$26,455	$527,020	$35,213	$562,233
Net income (loss)	276,817	14,648	291,465	585	292,050
Redemption of OP Units	1,933	(2,152)	(219)	—	(219)
Share-based compensation expense	4,234	1,515	5,749	—	5,749
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	10,616	10,616
Distributions to noncontrolling interests in consolidated real estate partnerships	—	(160)	(160)	(892)	(1,052)
Purchase of noncontrolling interests in consolidated real estate partnerships	(7,088)	—	(7,088)	—	(7,088)
Repurchases of OP Units held by Aimco	(4,945)	—	(4,945)	—	(4,945)
Other OP Unit issuances	852	109	961	—	961
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	(183)	—	(183)	—	(183)
Cash dividends	(3,043)	—	(3,043)	—	(3,043)
Other, net	(2,313)	(4)	(2,317)	(5)	(2,322)
Balances at September 30, 2022	$766,829	$40,411	$807,240	$45,517	$852,757

Balances at December 31, 2022	$547,852	$29,212	$577,064	$48,294	$625,358
Net income (loss)	(14,697)	(775)	(15,472)	1,060	(14,412)
Redemption of OP Units	4,500	(5,209)	(709)	—	(709)
Share-based compensation expense	5,439	3,173	8,612	—	8,612
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	234	234
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(885)	(885)
Repurchases of OP Units held by Aimco	(35,741)	—	(35,741)	—	(35,741)
Other OP Unit issuances	1,540	1,272	2,812	—	2,812
Other, net	(5)	—	(5)	—	(5)
Balances at September 30, 2023	$508,888	$27,673	$536,561	$48,703	$585,264

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,952)	$297,496
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,106	143,420
Mezzanine investment (income) loss, net	1,013	(24,990)
Realized and unrealized (gains) losses on interest rate options	(3,280)	(48,005)
Realized and unrealized (gains) losses on equity investments	(165)	(20,152)
Income tax expense (benefit)	(10,823)	24,338
Share-based compensation	7,632	6,462
Loss on extinguishment of debt, net	929	28,901
Lease modification income	—	(206,963)
Gain on dispositions of real estate	(1,878)	(170,004)
Income from unconsolidated real estate partnerships	(614)	(459)
Amortization of debt issuance costs and other	1,798	2,149
Changes in operating assets and operating liabilities:
Other assets, net	2,057	5,904
Net cash received from lease incentive	—	195,789
Accrued liabilities and other	(1,272)	(5,634)
Total adjustments	46,503	(69,244)
Net cash provided by operating activities	42,551	228,252
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(4,108)	(130,122)
Capital expenditures (1)	(212,195)	(184,048)
Proceeds from disposition of real estate	—	243,134
Investment in IQHQ	—	(14,227)
Redemption of IQHQ investment	—	16,473
Distributions received from unconsolidated real estate partnerships	4,209	—
Investment in unconsolidated real estate partnerships	(3,381)	(12,878)
Purchase of treasury bill	(53,773)	—
Other investing activities	5,124	(1,293)
Net cash used in investing activities	(264,124)	(82,961)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	—	674,720
Proceeds from construction loans	127,423	54,286
Proceeds from sale of participation in Mezzanine Investment	37,500	—
Payments of deferred loan costs	(229)	(8,244)
Principal repayments on non-recourse property debt	(62,309)	(284,562)
Principal repayments on construction loans	—	(138,404)
Principal repayments on Notes Payable to AIR	—	(534,127)
Purchase of interest rate options	(712)	(3,223)
Proceeds from interest rate options	57,182	15,465
Payments on finance leases	(2,221)	(25,797)
Payments of prepayment premiums	—	(25,740)
Common stock repurchased	(36,769)	(4,419)
Dividends paid on common stock	—	(3,043)
Redemption of redeemable noncontrolling interests	—	(5,094)
Distributions to redeemable noncontrolling interests	(7,210)	(917)
Contributions from noncontrolling interests	234	10,616
Distributions to noncontrolling interests	(885)	(1,052)
Contributions from redeemable noncontrolling interests	125	122,413
Redemption of OP units	(709)	(209)
Redemption of noncontrolling interest in real estate partnership	—	(7,088)
Other financing activities	(3,728)	(13)
Net cash provided by (used in) financing activities	107,692	(164,432)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(113,881)	(19,141)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	229,766	244,582
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$115,885	$225,441

(1) Accrued capital expenditures were $54.3 million and $31.4 million as of September 30, 2023 and 2022, respectively.

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

As of September 30, 2023, Aimco owned 92.4% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.8% of the economic interest in Aimco Operating Partnership. The remaining 7.6% legal interest is owned by limited partners. The common partnership units of Aimco Operating Partnership are referred to as "OP Units". As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Common Noncontrolling Interests in Aimco Operating Partnership

Common noncontrolling interests in Aimco Operating Partnership consist of OP Units held by third parties, and are reflected in Aimco’s accompanying Condensed Consolidated Balance Sheets as Common Noncontrolling Interests in Aimco Operating Partnership. Aimco Operating Partnership’s income or loss is allocated to the holders of OP Units, other than Aimco, based on the weighted-average number of OP Units (including Aimco) outstanding during the period. For the periods ended September 30, 2023 and 2022, the holders of OP Units had a weighted-average economic ownership interest in Aimco Operating Partnership of approximately 5.1%, and 5.0%, respectively. Substantially all of the assets and liabilities of Aimco are held by Aimco Operating Partnership.

Redeemable Noncontrolling Interests in Consolidated Real Estate Partnerships

Redeemable noncontrolling interests consist of equity interests held by a limited partner in a consolidated real estate partnership that has a finite life. If a consolidated real estate partnership includes redemption rights that are not within our control, the noncontrolling interest is included as temporary equity.

Redeemable noncontrolling interests in consolidated real estate partnerships as of September 30, 2023, consists of the following: (i) a $102.0 million preferred equity interest in an entity that owns a portfolio of operating apartment communities and (ii) equity interests in two separate consolidated joint ventures that are actively developing residential apartment communities. Capital contributions, distributions, and net income attributable to redeemable noncontrolling interests in consolidated real estate partnerships are determined in accordance with the relevant partnership agreements. These interests are presented as Redeemable noncontrolling interests in consolidated real estate partnerships in our Condensed Consolidated Balance Sheets as of September 30, 2023.

The following table shows changes in our redeemable noncontrolling interests in consolidated real estate partnerships from December 31, 2022 to September 30, 2023 (in thousands):

Balance at December 31, 2022	$166,826
Capital contributions	125
Distributions	(7,210)
Net income	10,460
Balance at September 30, 2023	$170,201

Mezzanine Investment

In November 2019, Aimco Predecessor made a five-year, $275.0 million mezzanine loan to the partnership owning the “Parkmerced Apartments” located in southwest San Francisco (the “Mezzanine Investment”). The loan bears interest at a 10% annual rate, accruing if not paid from property operations. Legal ownership of the subsidiaries that originated and hold the Mezzanine Investment was retained by AIR following the Separation.

The Separation Agreement with AIR provides for AIR to transfer ownership of the subsidiaries that originated and hold the Mezzanine Investment, and a related equity option to acquire a 30% interest in the partnership owning Parkmerced Apartments. At the time of Separation and as of the date of this filing, legal title of these subsidiaries had not yet transferred to us. Until legal title of the subsidiaries is transferred, AIR is obligated to pass payments received on the Mezzanine Investment to us, and we are obligated to indemnify AIR against any costs and expenses related thereto. We have the risks and rewards of ownership of the Mezzanine Investment and have recognized an asset related to our right to receive the Mezzanine Investment from AIR.

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

Because Aimco receives first priority and a higher annualized return than the purchaser, the sale and transfer of the financial interest does not qualify for sale accounting in accordance with GAAP. Therefore, the portion of the Mezzanine Investment that was sold, which has a carrying amount of $31.5 million, remains in Mezzanine investment in our Condensed Consolidated Balance Sheets. We have also recorded the cash received from the purchaser as a liability, which is included in Mezzanine investment - participation sold in our Condensed Consolidated Balance Sheets. Transaction costs have been deferred and presented as a direct reduction from the related liability in Mezzanine investment - participation sold in our Condensed Consolidated Balance Sheets. The cash flows associated with the Mezzanine investment - participation sold have been included in Cash Flows from Financing Activities in the Condensed Consolidated Statements of Cash Flows.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and gains retained by the REIT. For the three and nine months ended September 30, 2023, we had consolidated net losses subject to tax of $5.0 million and $12.4 million, respectively. For the three and nine months ended September 30, 2022, we had consolidated net losses of $75.6 million and net income of $91.0 million subject to tax, respectively.

For the three months ended September 30, 2023, we recognized an income tax benefit of $6.2 million, compared to income tax benefit of $17.6 million during the same period in 2022. The change is due primarily to the income tax benefit associated with the depreciation taken related to the termination of four leases of four properties in the third quarter of 2022, as well as a change in estimate associated with finalizing the 2022 tax return in the third quarter of 2023.

For the nine months ended September 30, 2023, we recognized an income tax benefit of $10.8 million compared to income tax expense of $24.3 million during the same period in 2022. The change is primarily due to the income tax benefit associated with the lease modification income recognized in the second quarter of 2022, as well as a change in the first quarter of 2023 to the effective state tax rate expected to apply to the reversal of deferred taxes and a change in estimate associated with finalizing the 2022 tax return in the third quarter of 2023.

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

Other Assets, net

Other assets were comprised of the following amounts as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Other investments	$64,515	$63,982
Treasury bill	54,298	—
Deferred costs, deposits, and other	13,465	20,460
Prepaid expenses and real estate taxes	13,862	17,363
Intangible assets, net	13,573	14,160
Corporate fixed assets	10,008	8,371
Accounts receivable, net of allowances of $334 and $1,206 as of September 30, 2023 and December 31, 2022, respectively	3,264	4,079
Deferred tax assets	2,092	2,321
Due from third-party property manager	169	1,669
Due from affiliates	797	274
Total other assets, net	$176,043	$132,679

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-04,“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients to debt, derivatives, and other contracts that refer to LIBOR or another reference rate expected to be discontinued because of reference rate reform. The original ASU was effective as of its issuance date and provided temporary relief through December 31, 2022, which was extended through December 31, 2024 by ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848". We transitioned to the Secured Overnight Financing Rate ("SOFR") effective July 1, 2023. There is not a material impact on our consolidated financial statements as a result of this transition.

Note 3 — Commitments and Contingencies

Commitments

In connection with our development, redevelopment, and other capital additions activities, we have entered into various construction-related contracts, and have made commitments to complete development and redevelopment of certain real estate, pursuant to financing or other arrangements. We expect to fund most of these commitments over the next 24 months. As of September 30, 2023, we had remaining commitments for construction-related contracts of $120.2 million, with $173.8 million undrawn on our construction loans.

As of September 30, 2023, we have remaining commitments of $3.1 million related to our unconsolidated joint ventures, which we expect to fund over the next twelve months. In addition, we have remaining commitments of $2.1 million related to our investments in property technology funds invested in entities that develop technology related to the real estate industry. The timing of the remaining funding of these commitments is uncertain.

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

Aimco's Common Stock and OP Unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in our issuance of additional shares of Common Stock and Aimco Operating Partnership’s issuance to us of additional OP Units equal to the number of shares of Common Stock purchased under the options. These equivalents also include unvested market-based restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and OP Units outstanding equal to the number of the shares that vest. OP Unit equivalents also include unvested long-term incentive partnership units. The Common Stock and OP Unit equivalents were included in the computation of diluted earnings per share and unit for the three and nine months ended September 30, 2022, because the effect of their inclusion was dilutive. However, the Common Stock and OP Unit equivalents were not included in the computation of diluted earnings per share and unit for the three and nine months ended September 30, 2023, because the effect of their inclusion would be antidilutive. As of September 30, 2023, the Common Stock and OP Unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 3.7 million and 8.0 million, respectively.

Aimco's time-based restricted stock awards receive non-forfeitable dividends similar to shares of Common Stock and OP Units prior to vesting, and our market-based long-term incentive partnership units receive non-forfeitable distributions based on specified percentages of the distributions paid to OP Units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Participating securities were included in the computation of diluted earnings per share and unit for the three and nine months ended September 30, 2022, because the effect of their inclusion was dilutive. However, participating securities are not included in the computation of diluted earnings per share and unit for the three and nine months ended September 30, 2023, because the effect of their inclusion would be antidilutive. As of September 30, 2023, participating securities that could potentially dilute basic earnings per share or unit in future periods totaled 2.5 million.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the three and nine months ended September 30, 2023 and 2022, are as follows (in thousands, except per share and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings per share
Numerator:
Net income (loss) attributable to Aimco	$(2,260)	$29,472	$(14,697)	$276,817
Net income allocated to Aimco participating securities	—	(405)	—	(3,806)
Net income (loss) attributable to Aimco common stockholders	$(2,260)	$29,067	$(14,697)	$273,011

Denominator - shares:
Basic weighted-average common stock outstanding	143,299	149,611	144,431	149,706
Diluted share equivalents outstanding	—	1,586	—	1,370
Diluted weighted-average common stock outstanding	143,299	151,197	144,431	151,076

Earnings (loss) per share - basic	$(0.02)	$0.19	$(0.10)	$1.82
Earnings (loss) per share - diluted	$(0.02)	$0.19	$(0.10)	$1.81

Earnings per unit
Numerator:
Net income (loss) attributable to Aimco Operating Partnership	$(2,383)	$31,026	$(15,472)	$291,465
Net income allocated to Aimco Operating Partnership participating securities	—	(421)	—	(3,964)
Net income (loss) attributable to Aimco Operating Partnership's common unit holders	$(2,383)	$30,605	$(15,472)	$287,501

Denominator - units
Basic weighted-average common partnership units outstanding	151,027	157,530	152,199	157,627
Diluted partnership unit equivalents outstanding	—	1,606	—	1,390
Diluted weighted-average common partnership units outstanding	151,027	159,136	152,199	159,017

Earnings (loss) per unit - basic	$(0.02)	$0.19	$(0.10)	$1.82
Earnings (loss) per unit - diluted	$(0.02)	$0.19	$(0.10)	$1.81

Note 5 — Fair Value Measurements and Disclosures

Recurring Fair Value Measurements

From time to time we purchase interest rate swaps, caps, and other instruments to provide protection against increases in interest rates on our variable rate debt. As of September 30, 2023, we held interest rate caps with $627.4 million notional value. These instruments were acquired for $5.8 million, and the fair value of these instruments is noted in the table below.

During the nine months ended September 30, 2023, we monetized the $1.5 billion notional amount interest rate swaption, purchased in conjunction with the Mezzanine Investment to protect against future interest rate increases, for gross proceeds of $54.2 million. Proceeds from the monetization are currently invested in a short-term treasury bill, which is included in Other assets, net in our Condensed Consolidated Balance Sheets. This instrument has a carrying value and an approximate fair value of $54.3 million as of September 30, 2023.

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

As of September 30, 2023 and December 31, 2022, we have investments in stock of $2.3 million and $1.2 million, respectively, classified within Level 1 of the GAAP fair value hierarchy. In addition, as of September 30, 2023 and December 31, 2022, we have investments in property technology funds of $2.5 million and $3.1 million, respectively, in entities that develop technology related to the real estate industry. These investments are measured at net asset value (“NAV”) as a practical expedient.

The following table summarizes the fair value for our interest rate options, investments in stock, our investments in real estate technology funds, and our investment in a treasury bill as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023				As of December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Interest rate options	$9,122	$—	$9,122	$—	$62,259	$—	$62,259	$—
Investments in stock	2,346	2,346	—	—	1,179	1,179	—	—
Investments in real estate technology funds (1)	2,480	—	—	—	3,117	—	—	—
Investment in treasury bill	54,298	54,298	—	—	—	—	—	—

(1) Investments measured at fair value using NAV as a practical expedient are not classified in the fair value hierarchy.

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable and payables approximated their fair value as of September 30, 2023, and December 31, 2022, due to their relatively short-term nature and high probability of realization. We estimate the fair value of our debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, debt service coverage ratios, and loan to value ratios. We classify the fair value of our non-recourse property debt and construction loans within Level 2 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair value.

The following table summarizes the carrying value and fair value of our non-recourse property debt, and construction loans as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$876,166	$796,035	$938,476	$878,804
Construction loans	258,787	258,433	126,317	125,954
Total	$1,134,953	$1,054,468	$1,064,793	$1,004,758

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

Aimco Operating Partnership is the primary beneficiary of, and therefore consolidates, its five VIEs that own interests in real estate. Assets of our consolidated VIEs must first be used to settle the liabilities of those VIEs. The consolidated VIEs' creditors do not have recourse to the general credit of Aimco Operating Partnership.

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

The details of our consolidated and unconsolidated VIEs, excluding those of Aimco Operating Partnership, are summarized in the table below as of September 30, 2023 and December 31, 2022 (in thousands, except for VIE count):

	As of September 30, 2023		As of December 31, 2022
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Count of VIEs	5	8	5	8
Assets
Real estate, net	$440,801	$—	$258,529	$—
Cash and cash equivalents	3,055	—	5,075	—
Restricted Cash	—	—	1,747	—
Mezzanine investment	—	158,173	—	158,558
Interest rate options	5,767	—	3,900	—
Right-of-use lease assets	109,311	—	110,269	—
Unconsolidated real estate partnerships	—	22,667	—	15,789
Other assets, net	18,640	59,883	25,623	59,823
Liabilities
Accrued liabilities and other	42,360	—	26,003	—
Non-recourse property debt, net	22,824	—	22,689	—
Construction loans, net	150,495	—	40,013	—
Lease liabilities	117,666	—	114,625	—
Mezzanine investment - participation sold	—	34,402	—	—

Note 7 — Lease Arrangements

Aimco as Lessor

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements and other services.

For the three and nine months ended September 30, 2023 and 2022, our total lease income was comprised of the following amounts for all residential and commercial property leases (in thousands):

Aimco as Lessee

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed lease income	$43,937	$44,239	$127,150	$137,519
Variable lease income	3,640	3,443	10,046	10,853
Total lease income	$47,577	$47,682	$137,196	$148,372

Finance Lease Arrangements

We are lessee to finance leases for the land underlying the development sites at Upton Place, Strathmore Square, and Oak Shore.

As of September 30, 2023 and December 31, 2022, our finance leases had weighted-average remaining terms of 93.6 years and 94.2 years, respectively, and weighted-average discount rates of 6.1% at each period end, respectively.

For the three and nine months ended September 30, 2023, amortization related to our finance leases was $0.0 million for each period, respectively, net of amounts capitalized, compared to $0.0 million and $6.7 million, respectively, for the three and nine months ended September 30, 2022.

For the three and nine months ended September 30, 2023, we capitalized $2.1 million and $6.3 million, respectively, of lease costs associated with active development and redevelopment projects on certain of the underlying property and ground lease assets, compared to $1.7 million and $6.5 million, respectively, for the three and nine months ended September 30, 2022.

Operating Lease Arrangements

We have operating leases primarily for corporate office space. Substantially all of the payments under our office leases are fixed. As of September 30, 2023 and December 31, 2022, our operating leases had weighted-average remaining terms of 5.4 years and 6.3 years, respectively, and weighted-average discount rates of 3.3%, and 3.4%, respectively.

We record operating lease expense on a straight-line basis over the lease term. Total operating lease expense for the three and nine months ended September 30, 2023 was $0.4 million and $1.1 million, respectively, compared to $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2022. As of September 30, 2023 and December 31, 2022, operating lease right-of-use lease assets of $6.6 million and $6.7 million, respectively, are included in Other assets, net in our Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, operating lease liabilities of $12.1 million and $12.8 million, respectively, are included in Accrued liabilities and other in our Condensed Consolidated Balance Sheets.

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

Office Space Sublease

We have a sublease arrangement to provide space within our corporate office for fixed rents, which commenced on January 1, 2021 and expires on May 31, 2029. For the three and nine months ended September 30, 2023, we recognized sublease income of $0.4 million and $1.1 million, respectively, compared to $0.4 million and $1.1 million, respectively, for the three and nine months ended September 30, 2022.

Annual Future Minimum Lease Payments

Combined minimum annual lease payments under operating and finance leases, and sublease income that offsets our operating lease rent, are as follows (in thousands):

	Sublease Income and Lease Modification Income	Operating Lease Future Minimum Rent	Finance Leases Future Minimum Payments
Remainder of 2023	$351	$473	$725
2024	1,413	2,657	3,921
2025	1,423	2,355	4,437
2026	1,433	2,341	4,954
2027	1,443	2,380	5,483
Thereafter	2,083	3,024	1,433,296
Total	$8,146	13,230	1,452,816
Less: Discount		(1,179)	(1,335,150)
Total lease liabilities		$12,051	$117,666

Note 8 — Business Segments

We have three segments: (i) Development and Redevelopment; (ii) Operating; and (iii) Other.

Our Development and Redevelopment segment consists of properties that are under construction or have not achieved stabilization, as well as land held for development. As of September 30, 2023, our Development and Redevelopment segment consists of 12 properties: three residential apartment communities with 1,185 apartment homes, of which 276 have been completed and an additional 909 are planned, a single family rental community with 16 planned homes plus eight accessory dwelling units, which we are actively developing or redeveloping; one hotel with 106 rooms and 18,000 square feet of event space completed in April 2023, and land parcels held for development.

Our Operating segment includes 21 residential apartment communities with 5,600 apartment homes that have achieved a stabilized level of operations as of January 1, 2022 and maintained it throughout the current year and comparable period. We aggregate all our apartment communities that have reached stabilization into our Operating segment.

During the first quarter of 2023, we reclassified one residential apartment community from the Other segment to the Operating segment because it reached stabilization. Prior period segment information has been recast based upon our current segment population, and is consistent with how our chief operating decision maker ("CODM") evaluates the business. The recast conforms with our reportable segment classification as of September 30, 2023.

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

The following tables present the results of operations of consolidated properties with our segments reported on a proportionate basis for the three months ended September 30, 2023 and 2022 (in thousands):

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended September 30, 2023
Rental and other property revenues	$4,691	$37,722	$3,542	$1,746	$—	$47,701
Property operating expenses	2,609	10,745	1,526	1,762	1,686	18,328
Other operating expenses not allocated to segments (3)	—	—	—	—	26,002	26,002
Total operating expenses	2,609	10,745	1,526	1,762	27,688	44,330
Proportionate property net operating income (loss)	2,082	26,977	2,016	(16)	(27,688)	3,371
Other items included in income before income tax (4)	—	—	—	—	(7,907)	(7,907)
Income (loss) before income tax	$2,082	$26,977	$2,016	$(16)	$(35,595)	$(4,536)

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended September 30, 2022
Rental and other property revenues	$123	$35,466	$3,466	$1,344	$7,284	$47,683
Property operating expenses	325	10,386	1,099	1,376	4,269	17,455
Other operating expenses not allocated to segments (3)	—	—	—	—	96,247	96,247
Total operating expenses	325	10,386	1,099	1,376	100,516	113,702
Proportionate property net operating income (loss)	(202)	25,080	2,367	(32)	(93,232)	(66,019)
Other items included in income before income tax (4)	—	—	—	—	82,629	82,629
Income (loss) before income tax	$(202)	$25,080	$2,367	$(32)	$(10,603)	$16,610

The following tables present the results of operations of consolidated properties with our segments reported on a proportionate basis for the nine months ended September 30, 2023 and 2022 (in thousands):

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Nine Months Ended September 30, 2023
Rental and other property revenues	$10,539	$111,404	$10,664	$5,036	$—	$137,643
Property operating expenses	7,326	33,426	4,237	5,068	4,591	54,648
Other operating expenses not allocated to segments (3)	—	—	—	—	75,593	75,593
Total operating expenses	7,326	33,426	4,237	5,068	80,184	130,241
Proportionate property net operating income (loss)	3,213	77,978	6,427	(32)	(80,184)	7,402
Other items included in income before income tax (4)	—	—	—	—	(22,177)	(22,177)
Income (loss) before income tax	$3,213	$77,978	$6,427	$(32)	$(102,361)	$(14,775)

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Nine Months Ended September 30, 2022
Rental and other property revenues	$204	$102,206	$11,466	$4,466	$30,033	$148,375
Property operating expenses	901	31,345	3,656	4,448	16,034	56,384
Other operating expenses not allocated to segments (3)	—	—	—	—	172,663	172,663
Total operating expenses	901	31,345	3,656	4,448	188,697	229,047
Proportionate property net operating income (loss)	(697)	70,861	7,810	18	(158,664)	(80,672)
Other items included in income before income tax (4)	—	—	—	—	402,506	402,506
Income (loss) before income tax	$(697)	$70,861	$7,810	$18	$243,842	$321,834
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

Net real estate and non-recourse property debt, net, of our segments as of September 30, 2023 and December 31, 2022, were as follows (in thousands):

	Development and Redevelopment	Operating	Other	Total
As of September 30, 2023
Buildings and improvements	$675,020	$706,569	$164,914	$1,546,503
Land	225,508	262,409	150,090	638,007
Total real estate	900,528	968,978	315,004	2,184,510
Accumulated depreciation	(11,098)	(480,983)	(72,605)	(564,686)
Net real estate	$889,430	$487,995	$242,399	$1,619,824

Non-recourse property debt and construction loans, net	$273,454	$765,919	$80,843	$1,120,216

	Development and Redevelopment	Operating	Other	Total
As of December 31, 2022:
Buildings and improvements	$449,316	$708,665	$164,400	$1,322,381
Land	228,568	262,409	150,125	641,102
Total real estate	677,884	971,074	314,525	1,963,483
Accumulated depreciation	(2,378)	(468,428)	(59,916)	(530,722)
Net real estate	$675,506	$502,646	$254,609	$1,432,761

Non-recourse property debt and construction loans, net	$200,135	$767,513	$80,551	$1,048,199

In addition to the amounts disclosed in the tables above, as of September 30, 2023 the Development and Redevelopment segment right-of-use lease assets and lease liabilities aggregated to $109.3 million and $117.7 million, respectively, and as of December 31, 2022, aggregated to $110.3 million and $114.6 million, respectively. As of September 30, 2023 and December 31, 2022, right-of-use lease assets and lease liabilities primarily relate to our investments in Upton Place, Strathmore, and Oak Shore.

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
•
Diversified portfolio, consisting of in-process value-add investments, a pipeline of 14 million square feet of potential future development, a national portfolio of stabilized multifamily real estate and limited indirect and passive investments; and
•
Capital redeployment plan of prudent recycling of capital, reallocating our equity to higher returning investments.

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

We have policies in place that support our stated strategy, guide our investment allocations, and manage risk, including to hold at all times a sizable portion of our net equity in stabilized cash-flowing assets and to require cash or committed credit necessary for completion of development and redevelopment projects prior to their commencement.

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

•
Managing and investing in value-add and opportunistic real estate

Our dedicated team will source and execute development and redevelopment projects, and various other direct investment strategies. Our development and redevelopment portfolio currently includes projects in construction and lease-up. In addition, our team has secured significant, high-quality, future development opportunities, including total potential of more than 14 million square feet, located in high-growth markets. Generally, we seek direct investment opportunities in locations where barriers to entry are high, target customers can be clearly defined and where we have a comparative advantage over others in the market. From time to time, we may choose to monetize certain pipeline assets prior to vertical construction in an effort to maximize value and risk adjusted returns. In any time period, the amount of Aimco capital that is allocated to development activities may vary based on market conditions and other factors.

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

•
Managing and continuing to reduce our allocation to alternative investments, over time

We currently hold select alternative investments, the majority of which originated with Aimco Predecessor and, over time, plan to significantly reduce capital allocated to these investments. Our current allocation to alternative investments includes: our indirect interest in the Mezzanine Investment to the Parkmerced partnership, which owns 3,165 apartment homes and future development rights in San Francisco, California, and our passive equity investments in IQHQ, Inc. ("IQHQ"), a privately-held life sciences real estate development company, and in property technology funds consisting of entities that develop technology related to the real estate industry. We have made significant progress on our plan to reduce capital allocated to alternative investments through the partial sale of the Mezzanine Investment, as discussed further below.

•
Maintaining sufficient liquidity and utilizing safe financial leverage

We will guard our liquidity at all times by maintaining sufficient cash and committed credit.

From time to time, we will allocate capital to financial assets designed to mitigate risks. Existing examples include our use of interest rate caps to provide protection against increases in interest rates on in-place loans.

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

The results from the execution of our business plan during the three and nine months ended September 30, 2023 are further described below.

Financial Results and Recent Highlights

•
For the three and nine months ended September 30, 2023, net loss attributable to Aimco common stockholders per share, on a fully dilutive basis, was ($0.02) and ($0.10), respectively, compared to net income per share of $0.19 and $1.81, respectively, for the same periods in 2022 due primarily to lower real estate transaction proceeds and reduced tax benefit.
•
For the three months ended September 30, 2023, revenue and net operating income from our Stabilized Operating Properties were up 6.4% and 7.6%, respectively, year over year, with average monthly revenue per apartment home of $2,358, up $158 year over year. For the nine months ended September 30, 2023, revenue and net operating income from our Stabilized Operating Properties were up 9.0% and 10.0%, respectively, year over year, with average monthly revenue per apartment home of $2,292, up $209 year over year.
•
As of September 30, 2023, we had completed construction and delivered The Hamilton, a 276-apartment home property in Miami, Florida, and The Benson Hotel and Faculty Club, a 106-key boutique hotel on the Anschutz Medical Campus in Aurora, Colorado. We expect to deliver 234 additional units at Upton Place in Washington, D.C. and the initial homes at Oak Shore in Corte Madera, California, by the end of 2023.
•
Aimco is under contract to sell our 80% stake in the Parkmerced mezzanine loan for $134.0 million plus accrued interest. In June, at the time of closing on the sale of a 20% non-controlling position, the purchaser pre-paid $4.0 million of interest to Aimco and is expected to pay another $7.4 million prior to year end.

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

We currently have five active development and redevelopment projects, located in four U.S. markets, in varying phases of construction and lease-up. These projects remain on track, as measured by construction budget and lease-up metrics. Additionally, we have a pipeline of future value-add opportunities totaling approximately 14 million gross square feet of development in our target markets of Southeast Florida, the Washington D.C. Metro, and Colorado's Front Range. During the three and nine months ended September 30, 2023, we invested $74.4 million and $220.4 million, respectively, in development and redevelopment activities.

Updates include:

•
Construction and repositioning of The Hamilton, a 276-unit bayfront apartment community in Miami, Florida, is now complete. Demand for rental housing in Southeast Florida remains robust, especially for unique waterfront properties, and the property was 97% leased as of September 30, 2023.
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
•
Construction continues on schedule and on budget at Upton Place in Northwest Washington, D.C. The initial delivery of 81 of Upton Place’s 689 apartment homes occurred in the fourth quarter of 2023. As of September 30, 2023, 80% of the project's 105,000 square feet of retail space has been leased.
•
Construction is ongoing at Oak Shore, in Corte Madera, California, where 16 luxury single family rental homes and eight accessory dwelling units are being developed. Construction has been completed on the initial homes and they are expected to be ready for occupancy in November 2023.
•
In the three months ended September 30, 2023, we invested $4.8 million into programming, design, documentation, and entitlement efforts related to select pipeline projects located in Southeast Florida, the Washington D.C. Metro, and Colorado’s Front Range.

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

Updates for our alternative investments include:

•
Aimco is under contract to sell our 80% stake in the Parkmerced mezzanine loan for $134.0 million plus accrued interest. In June, at the time of closing on the sale of a 20% non-controlling position, the purchaser pre-paid $4.0 million of interest to Aimco and is expected to pay another $7.4 million prior to year end.

Investment and Disposition Activity

We are focused on growing the business and delivering strong investment returns, through the ownership of apartment properties as well as development and redevelopment activities, funded primarily through third-party capital. In the three months ended September 30, 2023, no new investment or disposition activity occurred.

Operating Property Results

We own a diversified portfolio of stabilized apartment communities located in eight major U.S. markets with average rents in line with local market averages. We also own a commercial office building that is part of an assemblage with an adjacent apartment building.

Highlights for the three months ended September 30, 2023 include:

•
Revenue for our Operating segment for the three months ended September 30, 2023, was $37.7 million, up 6.4% year over year, resulting from a $158 increase in average monthly revenue per apartment home to $2,358, partially offset with a 75-basis point decrease in Average Daily Occupancy to 95.2%.
•
Expenses for our Operating segment for the three months ended September 30, 2023, were $10.7 million, up 3.5% year-over-year due primarily to higher insurance costs, during the quarter we received favorable real estate tax valuations in Chicago largely offsetting the impact of the prior unfavorable real estate tax valuation in Miami, which has been successfully appealed.
•
Net operating income for our Operating segment for the three months ended September 30, 2023 was $27.0 million, up 7.6% year-over-year.

Balance Sheet and Financing Activity

We are highly focused on maintaining a strong balance sheet, including having at all times ample liquidity. As of September 30, 2023, we had access to $320.2 million in liquidity, including $95.7 million of cash on hand, a $54.3 million short term investment in a treasury bill, $20.2 million of restricted cash, and the capacity to borrow up to $150.0 million on our revolving credit facility. Refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

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

Results of Operations for the three and nine months ended September 30, 2023 and 2022

Net income attributable to Aimco common stockholders decreased by $31.7 million and $291.5 million, respectively, for the three and nine months ended September 30, 2023, compared to the same period in 2022, as described more fully below.

Property Results

As of September 30, 2023, our Development and Redevelopment segment included 12 properties, three of which were properties that were under construction and two of which were recently completed, while the remaining were land held for development. Our Operating segment included 21 communities with 5,600 apartment homes, and our Other segment included 1001 Brickell Bay Drive, our only office building, and St. George Villas. During the first quarter of 2023, we reclassified one residential apartment community from the Other segment to the Operating segment because it reached stabilization. Prior period segment information has been recast based upon our current segment population, and is consistent with how our CODM evaluates the business. The recast conforms with our reportable segment classification as of September 30, 2023.

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

Proportionate Property Net Operating Income

The results of our segments for the three months ended September 30, 2023 and 2022, as presented below, are based on segment classifications as of September 30, 2023:

	Three Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$4,691	$123	$4,568	100.0%
Operating	37,722	35,466	2,256	6.4%
Other	3,542	3,466	76	2.2%
Total	45,955	39,055	6,900	17.7%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	2,609	325	2,284	100.0%
Operating	10,745	10,386	359	3.5%
Other	1,526	1,099	427	38.9%
Total	14,880	11,810	3,070	26.0%
Proportionate property net operating income:
Development and Redevelopment	2,082	(202)	2,284	(100.0%)
Operating	26,977	25,080	1,897	7.6%
Other	2,016	2,367	(351)	(14.8%)
Total	$31,075	$27,245	$3,830	14.1%

For the three months ended September 30, 2023, compared to the same period in 2022:

•
Development and Redevelopment proportionate property net operating income increased by $2.3 million due primarily to the lease up of apartment homes at The Hamilton.
•
Operating proportionate property net operating income increased by $1.9 million, or 7.6%. The increase was attributable primarily to a $2.3 million, or 6.4% increase in rental and other property revenues due to higher average revenues of $158 per apartment home, offset with a 75-basis point decrease in Average Daily Occupancy to 95.2%.
•
Other proportionate property net operating income decreased by $0.4 million, or 14.8%, primarily at our commercial office building in Miami, Florida from lower occupancy following lease expirations earlier in 2023.

The results of our segments for the nine months ended September 30, 2023 and 2022, as presented below, are based on segment classifications as of September 30, 2023:

	Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$10,539	$204	$10,335	100.0%
Operating	111,404	102,206	9,198	9.0%
Other	10,664	11,466	(802)	(7.0%)
Total	132,607	113,876	18,731	16.4%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	7,326	901	6,425	100.0%
Operating	33,426	31,345	2,081	6.6%
Other	4,237	3,656	581	15.9%
Total	44,989	35,902	9,087	25.3%
Proportionate property net operating income:
Development and Redevelopment	3,213	(697)	3,910	(100.0%)
Operating	77,978	70,861	7,117	10.0%
Other	6,427	7,810	(1,383)	(17.7%)
Total	$87,618	$77,974	$9,644	12.4%

For the nine months ended September 30, 2023, compared to the same period in 2022:

•
Development and Redevelopment proportionate property net operating income increased by $3.9 million due primarily to the lease up of apartment homes at The Hamilton.
•
Operating proportionate property net operating income increased by $7.1 million, or 10.0%. The increase was attributable primarily to a $9.2 million, or 9.0% increase in rental and other property revenues due to higher average revenues of $209 per apartment home, offset with a 90-basis point decrease in occupancy.
•
Other proportionate property net operating income decreased by $1.4 million, or 17.7%, primarily at our commercial office building in Miami, Florida from lower occupancy following lease expirations earlier in 2023.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include property management costs, casualty losses, and, if applicable, the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance.

Depreciation and Amortization

For the three and nine months ended September 30, 2023, compared to the same periods in 2022, Depreciation and amortization decreased by $67.6 million, or 79.2%, and $92.3 million, or 64.4%, respectively, due primarily to the disposition of three properties and the termination of leases of four properties and related relinquishment of the associated leasehold improvements during the year ended December 31, 2022.

General and Administrative Expenses

For the three and nine months ended September 30, 2023, compared to the same periods in 2022, General and administrative expenses decreased by $2.6 million, or 24.2%, and $4.8 million, or 16.3%, respectively, due primarily to a decrease in expenses for consulting services per the Separation Agreement with AIR, which concluded at December 31, 2022.

Interest Income

For the three and nine months ended September 30, 2023, compared to the same periods in 2022, interest income increased by $1.6 million, or 100.0%, and $5.0 million, or 100.0%, respectively, due primarily to increased interest earned on greater amounts of invested cash at higher rates in the current year versus the prior year.

Interest Expense

For the three and nine months ended September 30, 2023, compared to the same periods in 2022, interest expense decreased by $1.5 million, or 15.1%, and $38.2 million, or 58.0%, respectively, due primarily to the prepayment of the notes payable due to AIR and other property debt, partially offset by an increase related to the placement of certain property debt during the year ended December 31, 2022.

Mezzanine Investment Income (Loss), Net

For the three and nine months ended September 30, 2023, compared to the same periods in 2022, Mezzanine Investment income decreased by $9.2 million, or 100%, and $26.0 million or 100.0%, respectively, due primarily to our cessation of income recognition after the non-cash impairment recorded during the year ended December 31, 2022.

Realized and Unrealized Gains (Losses) on Interest Rate Options

We are required to adjust our interest rate options to fair value on a quarterly basis. As a result of the mark-to-market adjustments, we recorded unrealized losses of $0.5 million and unrealized gains of $0.1 million, respectively, for the three and nine months ended September 30, 2023, compared to unrealized gains of $7.5 million and $38.3 million, respectively, for the three and nine months ended September 30, 2022. In addition, we recorded realized gains of $1.5 million and $3.2 million, respectively, for the three and nine months ended September 30, 2023, compared to realized gains of $1.7 million and $9.7 million, respectively, for the three and nine months ended September 30, 2022.

Realized and Unrealized Gains (Losses) on Equity Investments

We measure our investments in stock based on market prices at period end and our investments in property technology funds at NAV as a practical expedient. As a result of changes in the values of these investments, we recorded unrealized losses of $1.1 million and unrealized gains of $0.2 million, respectively, for the three and nine months ended September 30, 2023, compared to unrealized losses of $2.2 million and $6.0 million, respectively, for the three and nine months ended September 30, 2022.

During the three and nine months ended September 30, 2022, we recognized realized and unrealized gains on our investment in IQHQ totaling $0.0 million and $26.2 million, respectively, resulting from a partial redemption of our investment during June 2022.

Gain on Dispositions of Real Estate

During the three months ended September 30, 2023, we had no gain on dispositions compared to a gain of $75.5 million for the three months ended September 30, 2022 related to the sale of two apartment communities.

During the nine months ended September 30, 2023, we recognized a gain on disposition of $1.9 million for the contribution of real estate to an unconsolidated joint venture compared to gains of $170.0 million for the nine months ended September 30, 2022 related to the sale of three apartment communities.

Lease Modification Income

During the three and nine months ended September 30, 2022, we recognized $1.6 million and $207.0 million, respectively, of lease modification income related to the agreement entered into with AIR for the termination of the leases of four properties.

Other Income (Expense), Net

Other income (expense), net, includes costs associated with our risk management activities, partnership administration expenses, fee income, and certain non-recurring items. For the three months ended September 30, 2023, compared to the same period in 2022, other expenses, net increased by $0.3 million, or 19.9%. For the nine months ended September 30, 2023, compared to the same period in 2022, other expenses, net increased by $2.3 million, or 53.1%, primarily due to the incremental expense associated with pre-existing long-term incentive partnership units recorded upon the resignation of one of our board members during the first quarter of 2023.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and gains retained by the REIT. For the three and nine months ended September 30, 2023, we had consolidated net losses subject to tax of $5.0 million and $12.4 million, respectively, compared to consolidated net losses of $75.6 million and net income of $91.0 million subject to tax, respectively, for the same periods in 2022.

For the three months ended September 30, 2023, we recognized an income tax benefit of $6.2 million, compared to an income tax benefit of $17.6 million for the same period in 2022. The change is due primarily to GAAP income tax benefit associated with the depreciation taken related to the termination of four leases of four properties in the third quarter of 2022, as well as a change in estimate associated with finalizing the 2022 tax return in the third quarter of 2023.

For the nine months ended September 30, 2023, we recognized an income tax benefit of $10.8 million, compared to income tax expense of $24.3 million for the same period in 2022. The change is primarily due to GAAP income tax benefit associated with the lease modification income recognized in the second quarter of 2022, as well as a change in the first quarter of 2023 to the effective state tax rate expected to apply to the reversal of deferred taxes and a change in estimate associated with finalizing the 2022 tax return in the third quarter of 2023.

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

The reconciliation of net income (loss) to EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2023 and 2022, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$1,674	$34,173	$(3,952)	$297,496
Adjustments:
Interest expense	8,252	9,719	27,633	65,865
Income tax (benefit) expense	(6,210)	(17,563)	(10,823)	24,338
Gain on dispositions of real estate	—	(75,539)	(1,878)	(170,004)
Lease modification income	—	(1,577)	—	(206,963)
Depreciation and amortization	17,804	85,438	51,106	143,420
Adjustment related to EBITDAre of unconsolidated partnerships	25	253	589	768
EBITDAre	$21,545	$34,904	$62,675	$154,920
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,610)	(2,907)	(10,460)	(5,446)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(447)	(240)	(1,060)	(585)
EBITDAre adjustments attributable to noncontrolling interests	22	(93)	10	(325)
Mezzanine investment (income) loss, net	757	(8,423)	1,013	(24,990)
Realized and unrealized (gains) losses on interest rate options	(955)	(9,209)	(3,280)	(48,005)
Unrealized (gains) losses on IQHQ investment	—	—	—	(20,501)
Adjusted EBITDAre	$17,312	$14,032	$48,898	$55,068

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary sources of liquidity are cash flows from operations and borrowing capacity under our loan agreements.

As of September 30, 2023, our available liquidity was $320.2 million, which consisted of:

•
$95.7 million in cash and cash equivalents;
•
$20.2 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance;
•
$54.3 million short-term investment in a treasury bill; and
•
$150.0 million of available capacity to borrow under our revolving secured credit facility.

As of September 30, 2023, we had sufficient capacity on our construction loans to cover our commitments of approximately $120.2 million. The initial allocations to our joint ventures have remaining unfunded commitments of $3.1 million. We also have unfunded commitments in the amount of $2.1 million related to four investments in entities that develop technology related to the real estate industry. Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, and future investments. Additionally, our third-party property managers may enter into commitments on our behalf to purchase goods and services in connection with the operation of our apartment communities and our office building. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to historical levels.

We believe, based on the information available at this time, that we have sufficient cash on hand and access to additional sources of liquidity to meet our operational needs for the next twelve months.

In the event that our cash and cash equivalents, revolving secured credit facility, and cash provided by operating activities are not sufficient to cover our liquidity needs, we have the means to generate additional liquidity, such as from additional property financing activity and proceeds from apartment community sales. We expect to meet our long-term liquidity requirements, including debt maturities, development and redevelopment spending, and future investment activity, primarily through property financing activity, cash generated from operations, and the recycling of our equity. Our revolving secured credit facility matures in December 2024, prior to consideration of its one-year extension option.

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

As of September 30, 2023, approximately 88% of our outstanding non-recourse property debt had a fixed interest rate and approximately 12% had a variable interest rate. In addition, the weighted-average contractual rate on our non-recourse debt was 5.0% and 4.7% inclusive of interest rate caps, and the average remaining term to maturity was 6.8 years. At September 30, 2023, all of our outstanding non-recourse property debt was either fixed or hedged. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates.

While our primary source of leverage is property-level debt and construction loans, we also have a secured $150.0 million credit facility with a syndicate of financial institutions. As of September 30, 2023, we had no outstanding borrowings under our revolving secured credit facility. Under our revolving secured credit facility, we have agreed to maintain a fixed charge coverage ratio of 1.25X minimum tangible net worth of $625.0 million, and maximum leverage of 60.0% as defined in the credit agreement. We are currently in compliance and expect to remain in compliance with these covenants during the next twelve months.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows in Item 1 of this report.

Operating Activities

For the nine months ended September 30, 2023, net cash provided by operating activities was $42.6 million. Our operating cash flow is primarily affected by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment communities and general and administrative costs. Cash provided by operating activities for the nine months ended September 30, 2023, decreased by $185.7 million compared to the same period ended in 2022, due primarily to lower net cash received from lease incentive, lower net operating income associated with apartment communities sold in the latter part of 2022, and timing of balance sheet position changes, partially offset by decreased interest payments.

Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities of $264.1 million consisted primarily of capital expenditures of $212.2 million and the purchase of a short-term treasury bill for $53.8 million. Net cash used in investing activities for the nine months ended September 30, 2023, increased by $181.2 million compared to the same period ended in 2022, due primarily to increased capital expenditures and the purchase of a short-term treasury bill offset by decreased funding for net real estate and investment transactions. We have generally funded capital additions with available cash and cash provided by operating activities and construction loans.

Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities of $107.7 million consisted primarily of proceeds from construction loans, the sale of a participation in the Mezzanine Investment, and the monetization of interest rate options, partially offset by repayments on non-recourse property debt and common stock repurchases. Net cash provided by financing activities for the nine months ended September 30, 2023, increased by $272.1 million compared to the same period ended in 2022, due primarily to prior year repayment and borrowing activity, offset by current year activity, including increased proceeds from construction loans, the sale of a participation in the Mezzanine Investment and the monetization of interest rate options.

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

As of September 30, 2023, on a consolidated basis, we had approximately $104.2 million of variable-rate property-level debt outstanding and $218.1 million of variable rate construction loans. The impact of rising interest rates is mitigated by our use of interest rate caps, which as of September 30, 2023, provided protection for our variable interest rate debt. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates. We estimate that an increase or decrease in our variable rate indices of 100 basis points with constant credit risk spreads, would have no impact on interest expense on an annual basis.

As of September 30, 2023, we held interest rate caps with $627.4 million notional value. These instruments were acquired for $5.8 million and at September 30, 2023, were valued at $9.1 million.

As of September 30, 2023, we had $115.9 million in cash and cash equivalents and restricted cash, a portion of which earns interest at variable rates.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, we implemented the first phase of a new enterprise resource planning ("ERP") system, which replaced a legacy system where a significant portion of our transactions were originated, processed, or recorded. We updated our internal control over financial reporting, as necessary, to accommodate related changes in our financial management processes resulting from this implementation. While we believe that this new system will enhance our internal control over financial reporting, there are inherent risks in implementing a new ERP system. Accordingly, we will continue to evaluate the design and operating effectiveness of these controls.

Except for this system implementation, there has been no other changes in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, we implemented the first phase of a new ERP system, which replaced a legacy system where a significant portion of our transactions were originated, processed, or recorded. We updated our internal control over financial reporting, as necessary, to accommodate related changes in our financial management processes resulting from this implementation. While we believe that this new system will enhance our internal control over financial reporting, there are inherent risks in implementing a new ERP system. Accordingly, we will continue to evaluate the design and operating effectiveness of these controls.

Except for this system implementation, there has been no other changes in Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes from the risk factors in Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2022, other than the new risk factor identified below. We may disclose changes to such factors or disclose additional factors from time to time in our filings with the SEC.

Our implementation of a new enterprise resource planning ("ERP") system may adversely affect our business, results of operations, and financial condition or the effectiveness of our internal control over financial reporting.

We are engaged in a phased implementation of a new ERP system, which is expected to continue into 2024. During the quarter ended September 30, 2023, we implemented the first phase, which replaced a legacy system where a significant portion of our transactions were originated, processed, or recorded. The ERP system is designed to accurately maintain our financial records, enhance operational functionality and provide timely information to our management team related to the operation of our business. The implementation of a new ERP system has required, and will continue to require, the investment of significant financial and human capital resources. While we have invested, and continue to invest, significant resources in planning, project management, consulting, and training, it is possible that significant implementation, operational, and functionality issues may arise during the course of implementing and utilizing the ERP system, and it is further possible that we may experience significant delays, increased costs, and other difficulties that are not presently contemplated. Any significant disruptions, delays, deficiencies, or errors in the design, implementation, and utilization of the ERP system could adversely affect our operations, prevent us from accurately and timely reporting our financial results, and negatively impact our business, results of operations and financial condition. Additionally, if we do not effectively implement and utilize the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to adequately assess its effectiveness could be delayed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Aimco

Unregistered Sales of Equity Securities

From time to time, we may issue shares of our Common Stock in exchange for OP Units, defined under the Aimco Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each OP Unit. We may also issue shares of our Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended September 30, 2023, no shares of Common Stock were issued in exchange for OP Units in such transactions.

Repurchases of Equity Securities

The following table summarizes Aimco's share repurchase for the three months ended September 30, 2023.

Fiscal Period	Total Number of Shares Repurchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
July 1 - 31, 2023	131,342	$8.51	131,342	9,148,546
August 1 - 31, 2023	500,084	7.99	500,084	8,648,462
September 1 - 30, 2023	1,112,289	7.19	1,112,289	7,536,173
Total	1,743,715	$7.52	1,743,715

(1) Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding Common Stock. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions. Subsequent to quarter end, the Board of Directors increased the number of shares authorized for repurchase to 30 million, doubling the size of the previous authorization.

Aimco Operating Partnership

There is no public market for OP Units, and we have no intention of listing OP Units on any securities exchange. In addition, Aimco Operating Partnership’s Partnership Agreement restricts the transferability of OP Units.

On November 3, 2023, there were 157,757,324 OP Units and equivalents outstanding (of which 145,759,672 were held by us), that were held by 2,029 unitholders of record.

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP Units during the three months ended September 30, 2023.

Repurchases of Equity Securities

Aimco Operating Partnership’s Partnership Agreement generally provides that after holding OP Units for one year, limited partners other than Aimco have the right to redeem their OP Units for cash or, at our election, shares of our Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended September 30, 2023, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases, or redemptions in exchange for cash, of the Aimco Operating Partnership’s equity securities for the three months ended September 30, 2023.

Fiscal Period	Total Number of Units Repurchased	Weighted Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under Plans or Programs (1)
July 1 - 31, 2023	—	$—	N/A	N/A
August 1 - 31, 2023	—	—	N/A	N/A
September 1 - 30, 2023	10,266	8.59	N/A	N/A
Total	10,266	$8.59

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

Dividend and Distribution Payments

As a REIT, Aimco is required to distribute annually to holders of shares of its Common Stock at least 90.0% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. Aimco’s Board of Directors determines and declares Aimco's dividends. In making a dividend determination, Aimco’s Board of Directors considers a variety of factors, including REIT distribution requirements; current market conditions; liquidity needs; and other uses of cash, such as deleveraging and accretive investment activities.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NO.	DESCRIPTION

3.1	Charter – Articles of Amendment and Restatement (Exhibit 3.1 to Aimco’s Current Report on Form 8-K, dated October 2, 2023, is incorporated herein by this reference)

3.2	Amended and Restated Bylaws (Exhibit 3.1 to Aimco's Current Report on Form 8-K, dated April 28, 2023, is incorporated herein by this reference).

3.3	Articles Supplementary of Apartment Investment Management Company (Exhibit 3.1 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

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

101

The following materials from Aimco’s and Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of equity and partners’ capital; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: November 6, 2023