Form 10-K
period 2023-12-31
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2024-02-26
CIK 922864, 1820878

-FN6 - VIE's

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock of Apartment Investment and Management Company held by non-affiliates of Apartment Investment and Management Company was approximately $1.2 billion based upon the closing price of $8.52 on June 30, 2023.

As of February 23, 2024, there were 144,811,666 shares of Class A common stock ("Common Stock") outstanding.

Documents Incorporated by Reference

EXPLANATORY NOTE

Apartment Investment and Management Company ("Aimco" or "the Company"), a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. On December 15, 2020, Aimco completed the separation of its businesses (the "Separation"), creating two, separate and distinct, publicly traded companies, Aimco and Apartment Income REIT Corp. (“AIR”) (Aimco and AIR together, as they existed prior to the Separation, "Aimco Predecessor"). Events noted in this filing as occurring before December 15, 2020, were those entered into by Aimco Predecessor.

Aimco, through a wholly-owned subsidiary, is the general partner and directly is the special limited partner of Aimco OP L.P. ("Aimco Operating Partnership"). As of December 31, 2023, Aimco owned 92.4% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.8% of the economic interest in Aimco Operating Partnership. The remaining 7.6% legal interest is owned by limited partners. The common partnership units of Aimco Operating Partnership are referred to as "OP Units". As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

Aimco Operating Partnership holds all of Aimco's assets and manages the daily operations of Aimco's business. Pursuant to the Aimco Operating Partnership agreement , Aimco is required to contribute to Aimco Operating Partnership all proceeds from the offerings of its securities. In exchange for the contribution of such proceeds, Aimco receives additional interests in Aimco Operating Partnership with similar terms (e.g., if Aimco contributes proceeds of a stock offering, Aimco receives partnership units with terms substantially similar to the stock issued by Aimco).

This filing combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2023, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

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

Equity, partners’ capital, and noncontrolling interests are the main areas of difference between the consolidated financial statements of Aimco and those of Aimco Operating Partnership. Interests in Aimco Operating Partnership held by entities other than Aimco are classified within partners’ capital in Aimco Operating Partnership’s consolidated financial statements and as noncontrolling interests in Aimco’s consolidated financial statements.

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP, L.P.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2023

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief, or expectations. Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. The forward-looking statements in this Annual Report include, without limitation, statements regarding: our future plans and goals, including our pipeline investments and projects, our plans to eliminate certain near term debt maturities, our estimated value creation and potential, our timing, scheduling and budgeting, projections regarding lease growth, our plans to form joint ventures, our plans for new acquisitions or dispositions, our strategic partnerships and value added therefrom, the potential for adverse economic and geopolitical conditions, which negatively impact our operations, including on our ability to maintain current or meet projected occupancy, rental rate and property operating results; the effect of acquisitions, dispositions, developments, and redevelopments; our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our development and redevelopment investments; expectations regarding sales of our apartment communities and the use of proceeds thereof; the availability and cost of corporate debt; and our ability to comply with debt covenants, including financial coverage ratios.

These forward-looking statements are based on management’s judgment as of this date, which is subject to risks and uncertainties that could cause actual results to differ materially from our expectations, including, but not limited to: geopolitical events which may adversely affect the markets in which our securities trade, and other macro-economic conditions, including, among other things, rising interest rates and inflation, which heightens the impact of the other risks and factors described herein; real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location and quality of competitive new housing supply; the timing and effects of acquisitions, dispositions, developments and redevelopments; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; supply chain disruptions, particularly with respect to raw materials such as lumber, steel, and concrete; financing risks, including the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently owned by us.

In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and depends on our ability to meet the various requirements imposed by the Code through actual operating results, distribution levels and diversity of stock ownership.

Readers should carefully review our financial statements and the notes thereto, as well as Item 1A. Risk Factors of this Annual Report and subsequent documents we file from time to time with the SEC. These risk factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included elsewhere in this Annual Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

PART I

ITEM 1. BUSINESS

The Company

Aimco, a Maryland corporation incorporated on January 10, 1994, is a self-administered and self-managed real estate investment trust (“REIT”). Aimco, through a wholly-owned subsidiary, is the general partner and directly is the special limited partner of Aimco Operating Partnership, a Delaware Limited Partnership. Aimco conducts all of its business and owns all of its assets through Aimco Operating Partnership.

On December 15, 2020, we completed the Separation, creating two separate and distinct, publicly traded companies, Aimco and AIR.

Please refer to Note 14 to the consolidated financial statements in Item 8 for discussion regarding our business segments.

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
•
Diversified portfolio, consisting of $0.6 billion of in-process value-add investments, a pipeline of 13 million square feet of potential future development, a national portfolio of stabilized multifamily real estate and limited indirect and passive investments; and
•
Capital redeployment plan which includes the prudent recycling of capital, reallocating our equity to higher returning investments, and return of capital to stockholders when appropriate.

Our primary goal is outsized risk-adjusted returns and accelerating growth for our stockholders. We are focused on providing superior total-return performance to stockholders, primarily through capital appreciation driven by accretive investment and active portfolio management over multi-year periods. We do not presently intend to pay a regular quarterly cash dividend, but may periodically pay dividends for REIT tax purposes or to return a portion of profits to stockholders.

Our financial objectives are to create value and produce superior, asset level, risk-adjusted returns on equity as measured by the investment period Internal Rate of Return (“IRR”) and the project-level Multiple on Invested Capital (“MOIC”). We measure broader performance based on Net Asset value (“NAV”) growth over time.

Our capital allocation strategy was designed to leverage our investment platform and optimize risk-adjusted returns for our stockholders.

We target a balanced allocation, which includes investments in “Value Add” and “Opportunistic” multifamily real estate, primarily located in Southeast Florida, the Washington, D.C. Metro Area and Colorado’s Front Range, plus investment in a geographically diversified portfolio of “Core” and “Core-Plus” apartment communities.

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

Given our stated strategy, it is expected that at any point in time the value-creation process will be ongoing at various of our investments. Over time, we expect our enterprise to produce superior returns on equity on a risk-adjusted basis and it is our plan to do so by:

•
Benefiting from a national platform while leveraging local and regional expertise

We have corporate headquarters in Denver, Colorado and Washington, D.C. Our investment platform is managed by experienced professionals based in three regions, where we will focus our new investment activity: Southeast Florida, the Washington, D.C. Metro Area and Colorado's Front Range. By regionalizing this platform, we are able to leverage the in-depth local market knowledge of each regional leader, creating a comparative advantage when sourcing, evaluating, and executing investment opportunities.

•
Managing and investing in value-add and opportunistic real estate

Our dedicated team will source and execute development and redevelopment projects, and various other direct investment strategies. Our development and redevelopment portfolio currently includes projects in construction and lease-up. In addition, our team has secured significant, high-quality, future development opportunities, including total potential of 13 million square feet, located in high-growth markets. Generally, we seek direct investment opportunities in locations where barriers to entry are high, target customers can be clearly defined and where we have a comparative advantage over others in the market. From time to time, we may choose to monetize certain pipeline assets prior to vertical construction in an effort to maximize value and risk adjusted returns. In any time period, the amount of our capital that is allocated to development activities may vary based on market conditions and other factors.

•
Owning a portfolio of stabilized core and core plus real estate

Our entire portfolio of operating properties includes 26 apartment communities (22 consolidated properties and four unconsolidated properties) with average rents in line with local market averages (generally defined as B class). We also own one commercial office building that is part of an assemblage with an adjacent apartment building. The target composition of our stabilized portfolio will continue to include primarily B multifamily assets, spread across geographically diversified markets, with a bias toward long established residential neighborhoods that rank highly in regard to schools, employment fundamentals and state and regional governance. Core-Plus opportunities offer the opportunity for incremental capital investment while maintaining stabilized cashflow to accelerate income growth and improve asset values.

•
Managing and continuing to reduce our allocation to alternative investments, over time

We currently hold select alternative investments, the majority of which originated with Aimco Predecessor and, over time, plan to significantly reduce capital allocated to these investments. Our current allocation to alternative investments includes: our mezzanine loan to the Parkmerced partnership, which owns 3,165 apartment homes and future development rights in San Francisco, California, and our passive equity investments in IQHQ, Inc. (“IQHQ”), a privately-held life sciences real estate development company, and in property technology funds consisting of entities that develop technology related to the real estate industry.

•
Maintaining sufficient liquidity and utilizing safe financial leverage

We will guard our liquidity at all times by maintaining sufficient cash and committed credit.

From time-to-time, we will allocate capital to financial assets designed to mitigate risks. Existing examples include our use of interest rate caps to provide protection against increases in interest rates on in-place loans.

We expect to capitalize our activities through a combination of non-recourse property debt, construction loans, third-party equity, and the recycling of our equity, including retained earnings. We plan to limit the use of recourse leverage, with a strong preference towards non-recourse property-level debt to limit risk to our enterprise. When warranted, we plan to seek equity capital from joint venture partners to improve our cost of capital, further leverage our equity, reduce exposure to a single investment and, in certain cases, for strategic benefits.

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

Environmental, Social, Governance Policies

We update our Environmental, Social, Governance ("ESG") policies and publish a Corporate Responsibility Report reflecting our ESG priorities and performance on an annual basis.

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

We evaluate team engagement and retention and include those in our goals on which all teammates are compensated. Every teammate is surveyed annually via a third-party confidential survey. The teammate engagement score consists of the average of the responses to the questions that comprise the engagement index, on a scale of 1 to 5, for all teammates who complete the survey during the year. Our overall team engagement score for the 2023 Annual Lifecycle Surveys was 4.74, with a 100% overall response rate, compared to the target score of 4.25.

As of December 31, 2023, we had 61 full-time teammates performing asset management, development or transactional services and managing corporate and area functions. None of our employees are represented by labor unions.

In 2023, we were recognized with Healthiest Employers Awards in South Florida, Washington, D.C., and Denver, ranking #1 in our category for South Florida and #2 in our category for Colorado and Washington, D.C. The Healthiest Employers Awards honor companies with policies and initiatives promoting the health and well-being of their employees. Healthiest Employers takes a holistic view of worksite health, evaluating the extent of leadership team buy-in, including how well they understand the needs of the employee population and how they proactively support well-being.

Available Information

Our combined Annual Report on Form 10-K, our combined Quarterly Reports on Form 10-Q, Current Reports on Form 8-K filed by us or Aimco Operating Partnership, and any amendments to any of those reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable after filing through our website at www.aimco.com. The information contained on our website is not incorporated into this Annual Report.

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

Adverse economic and geopolitical conditions, local, regional, national, or international health crises and dislocations in the credit markets could negatively impact our tenants and our operations. The occurrence of regional epidemics or a global pandemic, may adversely affect our operations, financial condition, and results of operations. These conditions also may add uncertainty to operations and may cause supply chain disruptions.

The effects of a health crisis, adverse economic or geopolitical events or dislocation in the financial and credit markets have negatively impacted or would negatively impact our operations or those of entities in which we hold a partial interest, including:

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
•
our ability to dispose of communities at all or on terms favorable to us; and
•
our ability to complete developments and redevelopments and other construction projects as planned.

Given the nature of the effects of a potential epidemic, pandemic, or other health crisis, it remains challenging to predict the ultimate impact of such events on the global economy, our residents and commercial tenants, our communities, and the operations of entities in which we hold an interest (including our economic interest in the partnership owning the “Parkmerced Apartments”). Such events, depending on their nature, duration, and intensity, could have a material adverse effect on our operating results and financial condition. An epidemic, pandemic, or other health crisis also may have the effect of heightening many of the other risks described below.

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

In addition, there is a variety of legislation being enacted, or considered for enactment, at the federal, state, and local level relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct buildings. Such environmental laws may affect, for example, how we manage storm water runoff, wastewater discharges, and dust; how we develop or operate properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and increase costs of compliance. In addition, it is possible that some form of expanded energy efficiency legislation may be passed by the U.S. Congress or federal agencies and certain state legislatures, which may, despite being phased in over time, significantly increase our costs of building apartment communities and the sale price to our buyers and adversely affect our sales volumes. We may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law.

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

To the extent that significant changes in the climate occur in areas where our properties are located, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Climate change may also have indirect effects on our business by increasing the costs of (or making unavailable) insurance on favorable terms, or at all, or requiring us to spend funds to repair and protect our properties against such risks. Should the impact of climate change be material in nature, including significant property damage to or destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. In addition, changes in federal, state and local legislation and regulations based on concerns about climate change could result in increased capital expenditures on our properties (for example, to improve their energy efficiency and/or resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our net income.

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

Our properties are managed by third parties. We do not supervise our third-party property managers or their employees on a day-to-day basis and we cannot assure you that they will manage such properties in a manner that is consistent with their obligations under our agreements, that they will not be negligent in their performance or engage in any criminal or fraudulent activity, or that they will not otherwise default on their management obligations to us. If any of the foregoing occurs, the relationships with our tenants at such properties could be damaged, which may cause the tenants not to renew their leases, and we could incur liabilities resulting from loss or injury to the properties or to persons at the properties. If we are unable to lease the properties or we become subject to significant liabilities as a result of our third-party property managers’ management performance, our financial condition and results of operations could be substantially harmed.

Our business and operations would suffer in the event of significant disruptions or cyberattacks of our information technology systems or our failure to comply with laws, rules and regulations related to privacy and data protection.

Information technology, communication networks, and related systems (“IT Systems”), including systems maintained by third-party vendors with which we do business are essential to the operation of our business. We use these systems to manage our vendor relationships, internal communications, accounting and record-keeping systems, and many other key aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential, personal and other information (“Confidential Information") in our computer systems and networks, which also depend on the strength of our procedures and the effectiveness of our internal controls. We own and manage some of these IT Systems, but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks.

We face numerous and evolving risks associated with energy blackouts, natural disasters, terrorism, war, telecommunication failures, and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems. The risk of a cyber incident has generally increased as the number, intensity and sophistication of attempted attacks have increased globally, including by computer hackers, foreign governments, information service interruptions and cyber terrorists, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware. Techniques used in cyber incidents evolve frequently, may originate from less regulated and remote areas of the world and be difficult to detect and may not be recognized until launched against a target. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, making it impossible for us to entirely eliminate this risk. Because we make use of third-party suppliers and service providers that support our internal- and external-facing operations, successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results. Aimco predecessor and our third-party vendors have been impacted by security incidents in the past and we and our third-party vendors will likely continue to experience security incidents of varying degrees. For example, unauthorized parties, whether within or outside the Company, may disrupt or gain access to our IT Systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, computer viruses or other malicious codes, and similar means of unauthorized and destructive tampering. While we do not believe that past incidents have had a material impact to date, as our reliance on technology increases, so do the risks of a security incident. The occurrence of any of the foregoing risks could have a material adverse effect on us.

We may also incur additional costs to remedy damages caused by such disruptions. There can be no assurance that our security efforts and measures will be fully implemented, complied with or effective or that attempted security breaches or disruptions would not be successful or damaging. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss, or misuse of the Confidential Information, and a loss of confidence in our security measures, which could harm our business, operating results, and financial condition. We also cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

Compliance with ever evolving federal and state laws relating to the handling of information about individuals involves significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.

We receive, store, handle, transmit, use and otherwise process business information and information related to individuals, including from and about actual and prospective tenants, as well as our employees and service providers. We also depend on a number of third-party vendors in relation to the operation of our business, a number of which we rely on to process personal data on our behalf. While we may not be responsible for the compliance with certain laws, failure by such third parties to comply with those laws could result in harm to our reputation and brand and require us to expend significant resources.

We and our vendors are subject to a variety of federal and state data privacy laws, rules, regulations, industry standards and other requirements, including those that apply generally to the handling of information about individuals, and those that are specific to certain industries, sectors, contexts, or locations. These requirements, and their application, interpretation and amendment are constantly evolving and developing.

We also are subject to laws, rules, and regulations in the United States, such as the California Consumer Protection Act (the “CCPA” (which became effective on January 1, 2020 and is amended by the California Privacy Rights Act)), relating to the collection, use, disclosure and security of employee and business contact data. For other personal data, including tenant, we rely on our third-party partners to store and process such data. Among other things, the CCPA: requires disclosures to such residents about the data collection, use and disclosure practices of covered businesses; provides such individuals expanded rights to access, delete, and correct their personal information, and opt-out of certain sales or transfers of personal information; and provides such individuals with a private right of action and statutory damages for certain data breaches. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws. Evolving compliance and operational requirements under the CCPA and the privacy and data security laws of other jurisdictions in which we operate impose significant costs that are likely to increase over time. Our failure, or the failure of third-party partners we rely on to process data, to comply with laws, rules, and regulations related to privacy and data protection could harm our business or reputation.

Additionally, we rely on third-party property managers to run background checks on prospective tenants. Those third-party managers are considered “users” of consumer reports provided by consumer reporting agencies (“CRAs”) under the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act (collectively, “FCRA”). FCRA regulates and protects consumer information and, among other things, imposes specific obligations “users” of consumer reports. Such obligations include notifying consumers when such reports are used to make an adverse decision, and, in the context of completing employee background checks, providing a notice containing certain disclosures to the consumer and obtaining their consent. Noncompliance with the FCRA can lead to civil and even criminal penalties, and it permits consumers to bring a private right of action if they are unsatisfied with the dispute resolution process.

Further, laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Telephone Consumer Protection Act (the “TCPA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act.

Third-party property managers send short message service, or SMS, text messages to tenants. The actual or perceived improper sending of such text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws such as the TCPA. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. In particular, the TCPA imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our SMS texting practices are not adequate or violate applicable law. This may in the future result in civil claims against us. Claims that we have violated the TCPA could be costly to litigate, whether or not they have merit, and could expose us to substantial statutory damages or costly settlements.

Third-party property managers send marketing messages via email and are subject to the CAN-SPAM Act. The CAN-SPAM Act imposes certain obligations regarding the content of emails and providing opt-outs (with the corresponding requirement to honor such opt-outs promptly). While we strive to ensure that all of our marketing communications comply with the requirements set forth in the CAN-SPAM Act, any violations could result in the FTC seeking civil penalties against us.

Moreover, as our third-party property managers accept debit and credit cards for payment, they are subject to the Payment Card Industry Data Security Standard (“PCI-DSS”), issued by the Payment Card Industry Security Standards Council. PCI-DSS contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. If our third-party property managers or other service providers are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our business.

Any failure or perceived failure by us to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

Our implementation of a new enterprise resource planning ("ERP") system may adversely affect our business, results of operations, and financial condition or the effectiveness of our internal control over financial reporting.

We are engaged in a phased implementation of a new ERP system, which will to continue throughout 2024. During the third quarter of 2023, we implemented the first phase, which replaced a legacy system where a significant portion of our transactions were originated, processed, or recorded. The ERP system is designed to accurately maintain our financial records, enhance operational functionality and provide timely information to our management team related to the operation of our business. The implementation of a new ERP system has required, and will continue to require, the investment of significant financial and human capital resources. While we have invested, and continue to invest, significant resources in planning, project management, consulting, and training, it is possible that significant implementation, operational, and functionality issues may arise during the course of implementing and utilizing the ERP system, and it is further possible that we may experience significant delays, increased costs, and other difficulties that are not presently contemplated. Any significant disruptions, delays, deficiencies, or errors in the design, implementation, and utilization of the ERP system could adversely affect our operations, prevent us from accurately and timely reporting our financial results, and negatively impact our business, results of operations and financial condition. Additionally, if we do not effectively implement and utilize the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to adequately assess its effectiveness could be delayed.

We do not have control over the partnership owning the Parkmerced Apartments, the operation of which could adversely affect our financial condition and results of operations.

Our indirect interest in the partnership owning the Parkmerced Apartments is subject to certain risks, including, but not limited to, exposure to the skill and capital of the controlling party and those resulting from fluctuations in San Francisco occupancy rates, operating disruptions due to effects of the pandemic, and the current economic situation which may result in all, or a portion of the loan not being repaid. In November 2019, Aimco Predecessor made a five-year, $275.0 million mezzanine loan to the partnership owning the Parkmerced Apartments (the “Mezzanine Investment”). The loan bears interest at a 10% annual rate, accruing if not paid from property operations. In June 2023, we closed on the sale of a 20% non-controlling participation in the loan for $33.5 million. In connection with the participation sold, the purchaser also made a $4.0 million non-refundable payment for the option to acquire the remaining 80% for an additional $134 million plus our annualized return. The option expired unexercised in the quarter ended December 31, 2023. We have recognized a $158.0 million non-cash impairment to reduce the carrying value of loan to zero as of December 31, 2023. While we have impaired and written down the carrying value of the Mezzanine Investment to zero, risks remains that all or a portion of the loan will not be repaid. There can be no assurances that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our financial condition and results of operations.

There may be, or there may be the appearance of, conflicts of interest in our relationship with AIR.

There may be, or there may be the appearance of, conflicts of interest in our relationship with AIR. The Separation was designed to minimize conflicts of interest between us and AIR, and the volume of transactions with AIR has significantly decreased since the Separation. While AIR is not a related party, there can be no assurance that such conflicts, or appearance of conflicts, do not exist.

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

Publicly traded companies have increasingly become subject to campaigns by investors advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases, or even sales of assets or the entire company. We have been subject to stockholder activism in the past and given our stockholder composition and other factors, it is possible our stockholders or future activist stockholders may attempt to effect such changes in the future. Responding to proxy contests and other actions by such activist stockholders or others would be costly and time-consuming, disrupt our operations and divert the attention of our board of directors (the "Board") and senior management team from the pursuit of business strategies, which could adversely affect our results of operations and financial condition. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of our Board may lead to the perception of a change in the direction of the business, instability, or lack of continuity, which may be exploited by our competitors, cause concern to our current or potential lenders, partners, or others with whom we do business, and make it more difficult to attract and retain qualified personnel.

RISKS RELATED TO OUR INDEBTEDNESS AND FINANCING

Our debt financing could result in foreclosure of our apartment communities, prevent us from making distributions on our equity, or otherwise adversely affect our liquidity.

A significant number of our assets, including apartment communities, land, and construction projects serve as collateral for our credit facility, property debt and construction loans. Our secured credit facility matures in December 2024, prior to consideration of its one-year extension option. Certain of our subsidiaries have existing secured property-level debt equal to approximately $852.5 million and construction loans of approximately $309.5 million as of December 31, 2023. Over time, we are likely to become party to additional financing arrangements, including credit facilities or other bank debt, bonds, and mortgage financing. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our communities or pay distributions required to maintain our qualification as a REIT.

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

Increases in interest rates would increase our interest expense and reduce our profitability and could adversely affect our business, operating results, and financial condition.

Our revolving secured credit facility contains a variable interest rate, which may be based, in part, on the Secured Overnight Financing Rate ("SOFR"). We also have certain non-recourse property debt and construction loans that are based on variable interest rate indexes. An increase or decrease in these variable interest rate indexes would likely increase or decrease our interest expense. An increase in interest expense may affect our profitability.

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

We may increase leverage in executing our development plan, which could further exacerbate the risks associated with our indebtedness.

We may decide to increase our leverage to execute our development plan. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. Although our credit facility may limit our ability to incur additional indebtedness, our governing documents do not limit the amount of debt we may incur, and we may change our target debt levels at any time without the approval of our stockholders. In addition, we may incur additional indebtedness from time to time in the future to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we increase leverage, the risk related to our indebtedness could also increase.

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

We believe Aimco operates, and has since its taxable year ended December 31, 1994, operated, in a manner that enables it to meet the requirements for qualification and taxation as a REIT. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Moreover, even a technical or inadvertent mistake could jeopardize Aimco's REIT status. Aimco's continued qualification as a REIT will depend on its satisfaction of certain asset, income, investment, organizational, distribution, stockholder ownership, and other requirements on a continuing basis. Aimco's ability to satisfy the asset tests depends upon the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Aimco's compliance with the REIT annual income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for United States federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the Internal Revenue Service (the “IRS”), will not contend that Aimco's interests in subsidiaries or other issuers constitute a violation of the REIT requirements. Moreover, future economic, market, legal, tax, or other considerations may cause Aimco to fail to qualify as a REIT, or the Board may determine to revoke its REIT status.

REIT distribution requirements limit our available cash.

As a REIT, Aimco is subject to annual distribution requirements. Aimco pays distributions, including taxable stock dividends, intended to enable it to satisfy its distribution requirements. This limits the amount of cash available for other business purposes, including amounts to fund our growth. Aimco generally must distribute annually at least 90% of its “real estate investment trust taxable income,” which is generally equivalent to net taxable ordinary income, determined without regard to the dividends paid deduction and excluding any net capital gain, in order to qualify as a REIT. To the extent that Aimco does not distribute all of its net capital gain, or distributes at least 90% but less than 100%, of its "real estate investment trust taxable income," it will be required to pay United States federal corporate income tax on the undistributed amount. We intend to make distributions to Aimco's stockholders to comply with the requirements applicable to REITs under the Code (which may be all cash or combination of cash and stock satisfying the requirements of applicable law). However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell apartment communities or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code.

Aimco may be subject to federal, state, and local income taxes in certain circumstances.

Even as a REIT, Aimco may be subject to United States federal income and excise taxes in various situations, such as on its undistributed income, as described above. Aimco could also be required to pay a 100% tax on any net income on non-arm’s-length transactions between us and a taxable REIT subsidiary (“TRS”) and on any net income from sales of apartment communities or other property treated as held primarily for sale to customers in the ordinary course of its business. State and local tax laws may not conform to the United States federal income tax treatment, and Aimco may be subject to state or local taxation in various state or local jurisdictions in which Aimco transacts business. Any taxes imposed on Aimco would reduce our operating cash flow and net income and could negatively impact our ability to pay dividends and distributions.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

REITs are entitled to a United States federal income tax deduction for dividends paid to their stockholders. Through this dividends paid deduction, a REIT may reduce or eliminate its entity-level United States federal income tax liability, which generally results in a lower combined tax liability of the REIT and its stockholders as compared to that of the combined tax liability of other taxable C-corporations and their stockholders. Notwithstanding this combined benefit, as discussed below, dividends payable by REITs may result in marginally higher taxes to the stockholder.

C-corporations are generally required to pay a corporate-level United States federal income tax on their income, which will reduce the amount available for distribution to stockholders. Dividends paid by a C-corporation may constitute "qualified dividends." The maximum United States federal tax rate applicable to income from “qualified dividends” payable to United States stockholders that are individuals, trusts, and estates is currently 20%, plus the 3.8% investment tax surcharge. While dividends payable by REITs are generally not eligible for the qualified dividend reduced rates, stockholders that are individuals, trusts, or estates, and meet certain requirements, may generally deduct 20% of the aggregate amount of ordinary dividends from REITs. This deduction is available for taxable years beginning after December 31, 2017, and before January 1, 2026, and will generally cause the maximum tax rate for ordinary dividends from REITs to be 29.6%, plus the 3.8% investment tax surcharge. The more favorable tax rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts, and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including Aimco Common Stock.

Complying with the REIT requirements may cause Aimco to forgo otherwise attractive business opportunities.

To qualify as a REIT, Aimco must continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts distributed to its stockholders, and the ownership of its stock. As a result of these tests, Aimco may be required to make distributions to stockholders at disadvantageous times or when Aimco does not have funds readily available for distribution, forgo otherwise attractive investment opportunities, liquidate assets in adverse market conditions, or contribute assets to a TRS that is subject to regular corporate federal income tax.

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

If the Aimco Operating Partnership were to fail to qualify as a partnership for federal income tax purposes, Aimco would fail to qualify as a REIT and suffer other adverse consequences.

We believe that the Aimco Operating Partnership has been organized and operated in a manner that will allow it to be treated as a partnership, and not an association or publicly traded partnership taxable as a corporation, for federal income tax purposes. As a partnership, the Aimco Operating Partnership is not subject to federal income tax on its income. Instead, each of its partners, including Aimco, is allocated, and may be required to pay tax with respect to, that partner’s share of the Aimco Operating Partnership’s income. No assurance can be provided, however, that the IRS will not challenge the Aimco Operating Partnership’s status as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating the Aimco Operating Partnership as an association or publicly traded partnership taxable as a corporation for federal income tax purposes, Aimco would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Such REIT qualification failure could impair our ability to expand our business and raise capital, and could materially adversely affect the value of Aimco’s stock and the Aimco Operating Partnership’s units. Also, the failure of the Aimco Operating Partnership to qualify as a partnership would cause it to become subject to federal corporate income tax, which could reduce significantly the amount of its cash available for debt service and for distribution to its partners, including Aimco.

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

Aimco's charter limits ownership of Common Stock by any single stockholder (applying certain “beneficial ownership” rules under the federal tax and securities laws) to 8.7% (or up to 12.0% upon a waiver from Aimco’s Board) of outstanding shares of Common Stock, or 15% in the case of certain pension trusts, registered investment companies, and certain individuals (or up to 20.0% for such pension trusts or registered investment companies upon a waiver from Aimco’s Board). Aimco's charter also limits ownership of Aimco's Common Stock and preferred stock by any single stockholder to 8.7% of the value of the outstanding Common Stock and preferred stock, or 15% in the case of certain pension trusts, registered investment companies, and certain individuals. The charter also prohibits anyone from buying shares of Aimco's capital stock if the purchase would result in Aimco losing its REIT status. This could happen if a transaction results in fewer than 100 persons owning all of Aimco's shares of capital stock or results in five or fewer persons (applying certain attribution rules of the Code) owning more than 50% of the value of all of Aimco's shares of capital stock. If anyone acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs:

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

The 8.7% and other ownership limits discussed above may have the effect of delaying or precluding acquisition by a third-party of control of Aimco without the consent of Aimco's Board. Aimco's charter authorizes its Board to issue up to 510,587,500 shares of capital stock, which consists entirely of Common Stock as of December 31, 2023. Under Aimco's charter, Aimco's Board has the authority to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, conversion or other rights, voting power restrictions, limitations as to dividends, qualifications, or terms or conditions of redemptions as the Board may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of Aimco, where there is a difference of opinion between Aimco's Board and others as to what is in Aimco's stockholders’ best interests.

The Maryland General Corporation Law may limit the ability of a third-party to acquire control of Aimco.

As a Maryland corporation, Aimco is subject to various Maryland laws that may have the effect of discouraging offers to acquire us and increasing the difficulty of consummating any such offers, where there is a difference of opinion between our Board and others as to what is in our stockholders’ best interests or where our Board does not approve an offer. The Maryland General Corporation Law, specifically the Maryland Business Combination Act, restricts mergers and other business combination transactions between us and any person who acquires, directly or indirectly, beneficial ownership of shares of our stock representing 10% or more of the voting power without our Board's prior approval. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66-2/3% of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price. The Maryland General Corporation Law, specifically the Maryland Control Share Acquisition Act, provides generally that a person who acquires shares of our capital stock representing 10% or more of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote. Additionally, the Maryland General Corporation Law provides, among other things, that the Board has broad discretion in adopting stockholders’ rights plans and has the sole power to fix the record date, time, and place for special meetings of the stockholders. To date, we have not adopted a stockholders’ rights plan. In addition, the Maryland General Corporation Law provides that a corporation that:

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
o
the corporation will have a classified board of directors;
o
any director may be removed only for cause and by the vote of two-thirds of the votes entitled to be cast in the election of directors generally, even if a lesser proportion is provided in the charter or bylaws;

o
the number of directors may only be set by the board of directors, even if the procedure is contrary to the charter or bylaws;
o
vacancies may only be filled by the remaining directors, even if the procedure is contrary to the charter or bylaws; and
o
the secretary of the corporation may call a special meeting of stockholders at the request of stockholders only on the written request of the stockholders entitled to cast at least a majority of all the votes entitled to be cast at the meeting, even if the procedure is contrary to the charter or bylaws.

In connection with the Separation, the board of directors of Aimco Predecessor elected for Aimco to be subject to all of the provisions of MUTA until the 2024 annual meeting of stockholders. As of the 2023 annual meeting of stockholders, (i) Aimco is no longer subject to any of the provisions of MUTA, and (ii) Aimco is prohibited from electing to be subject to MUTA without the approval of its stockholders. Additionally, at the 2023 annual meeting of stockholders, Aimco’s Charter was amended to (i) lower the threshold for stockholders to remove directors to a simple majority of shares outstanding, eliminate the requirement that such removal be for “cause,” and enable stockholders to fill vacancies on the Board created by stockholder action, and (ii) reduce to a simple majority the stockholder vote required to amend the Charter and Amended and Restated Bylaws.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We use the NIST Cybersecurity Framework and CIS Critical Security Controls as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. This does not imply that we meet any particular technical standards, specifications, or requirements.

Our cybersecurity risk management program is integrated with our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes the following key elements:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;
•
a team comprised of IT personnel principally responsible for directing (1) our cybersecurity risk assessment processes, (2) our security processes, and (3) our response to cybersecurity incidents;
•
the use of external cybersecurity service providers, where appropriate, to monitor, assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of employees with access to our IT systems;
•
a cybersecurity incident response plan and Security Operations Center (SOC) to respond to cybersecurity incidents; and
•
a third-party risk management process for service providers.

There can be no assurance that our cybersecurity risk management program, including our controls, procedures and processes, will be fully complied with or that our program will be fully effective in protecting the confidentiality, integrity and availability of our information systems, product and network.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized and material, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. These and other risks related to cybersecurity matters are described in more detail in Item 1A. Risk Factors.

Cybersecurity Governance

Our Board considers cybersecurity risk as critical to the enterprise and delegates the cybersecurity risk oversight function to the Audit Committee. The Audit Committee oversees management’s design, implementation, and enforcement of our cybersecurity risk management program.

Our Chief Information Officer (CIO) reports to the Chief Administrative Officer & General Counsel and leads the Company’s overall cybersecurity function. Prior to December 31, 2023, the Audit Committee received regular reports from AIR on our cybersecurity risks. Since December 31, 2023, the Audit Committee has begun receiving and will continue to receive regular reports from our CIO on our cybersecurity risks, including briefings on our cyber risk management program and cybersecurity incidents. Audit Committee members also receive periodic presentations on cybersecurity topics from our CIO, supported by our internal security staff, or external experts as part of the Board’s continuing education on topics that impact public companies.

Our CIO supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity service providers; and alerts and reports produced by security tools deployed in the IT environment.

Our CIO is responsible for assessing and managing our material risks from cybersecurity threats. Our CIO has primary responsibility for leading our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our external cybersecurity service providers. Our CIO has been publicly recognized as a cybersecurity thought leader by leading industry analysts. Our CIO has over 24 years of technical leadership and industry experience, which is inclusive of global experience in managing and leading IT and cybersecurity teams. Our cybersecurity team holds industry standard certifications and participates in routine training.

ITEM 2. PROPERTIES

We own a geographically diversified portfolio of operating properties that produce stable cash flow and serves to balance the risk and highly variable cash flows associated with our portfolio of development and redevelopments and value-add investments. Our entire portfolio of operating properties includes 26 apartment communities (22 consolidated properties and four unconsolidated properties) located in eight major U.S. markets and with average rents in line with local market averages (generally defined as B class). We also own one commercial office building that is part of a land assemblage with an adjacent apartment building. Our current development and redevelopment portfolio consists of 11 properties, including developable land, located primarily in Southeast Florida, the Washington, D.C. Metro Area and Colorado's Front Range.

Additional information about our consolidated real estate, including property debt, is contained in “Schedule III - Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be a party to certain legal proceedings, incidental to the normal course of business. While the outcome of the legal proceedings cannot be predicted with certainty, we believe there are no legal proceedings pending that would have a material effect upon our financial condition or result of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Aimco

Aimco's Common Stock is listed and traded on the NYSE under the symbol “AIV.”

On February 23, 2024, there were 144,811,666 shares of Common Stock outstanding, held by 934 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency but does include each such broker or clearing agency as one record holder.

Unregistered Sales of Equity Securities

From time to time, Aimco may issue shares of its Common Stock in exchange for OP Units, defined under the Aimco Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each OP Unit. Aimco may also issue shares of its Common Stock in exchange for limited partnership interests in consolidated real estate partnerships.

During the year ended December 31, 2023, no shares of Common Stock were issued in exchange for OP Units in such transactions. Had any such shares been issued, the issuances would have been effected in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Repurchases of Equity Securities

The following table summarizes Aimco's share repurchases, all of which were part of publicly announced programs:

Fiscal Period	Total Number of Shares Repurchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
October 1 - 31, 2023	577,871	$6.53	577,871	21,958,302
November 1 - 30, 2023	568,846	6.74	568,846	21,389,456
December 1 - 31, 2023	271,900	7.20	271,900	21,117,556
Total	1,418,617	$6.75	1,418,617

(1) Aimco's Board has, from time to time, authorized Aimco to repurchase shares of its outstanding Common Stock. These repurchases may be made from time to time in the open market or in privately negotiated transactions. These share repurchase authorizations have no expiration date.

Aimco Operating Partnership

There is no public market for OP Units, and Aimco Operating Partnership has no intention of listing OP Units on any securities exchange. In addition, Aimco Operating Partnership’s Partnership Agreement restricts the transferability of OP Units.

On February 23, 2024, there were 156,752,191 OP Units and equivalents outstanding (of which 144,811,666 were held by Aimco), that were held by 1,984 unitholders of record.

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP Units during the twelve months ended December 31, 2023.

Repurchases of Equity Securities

Aimco Operating Partnership’s Partnership Agreement generally provides that after holding OP Units for one-year, limited partners other than Aimco have the right to redeem their OP Units for cash or, at its election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended December 31, 2023, no OP Units were redeemed in exchange for shares of Common Stock and 57,127 OP Units were redeemed in exchange for cash at an aggregate weighted average price per unit of $6.51.

The following table summarizes repurchases, or redemptions in exchange for cash, of the Aimco Operating Partnership's equity securities for the three months ended December 31, 2023.

Fiscal Period	Total Number of Units Repurchased	Weighted Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under Plans or Programs (1)
October 1 - 31, 2023	—	$—	N/A	N/A
November 1 - 30, 2023	—	—	N/A	N/A
December 1 - 31, 2023	57,127	6.51	N/A	N/A
Total	57,127	$6.51

(1) The terms of the Aimco Operating Partnership’s Partnership Agreement do not provide for a maximum number of units that may be repurchased, and other than the express terms of its Partnership Agreement, the Aimco Operating Partnership has no publicly announced plans or programs of repurchase. However, for Aimco to repurchase shares of its Common Stock, the Aimco Operating Partnership must make a concurrent repurchase of its OP Units held by Aimco at a price per unit that is equal to the price per share Aimco pays for its Common Stock.

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

The Board of Aimco Operating Partnership’s general partner determines and declares distributions on OP Units. Aimco, through a wholly-owned subsidiary, is the sole general partner of Aimco Operating Partnership. As of December 31, 2023, Aimco owned 92.4% of the legal interest in the OP Units of Aimco Operating Partnership and 94.8% of the economic interest of Aimco Operating Partnership. Aimco Operating Partnership holds all of our assets and manages the daily operations of our business. The distributions paid by Aimco Operating Partnership to Aimco are used to fund the dividends paid to Aimco's stockholders. Accordingly, the per share dividends Aimco pays to its stockholders generally equal the per unit distributions paid by Aimco Operating Partnership to holders of its OP Units.

Our revolving credit agreement includes customary covenants, including a restriction on dividends and other restricted payments, but permits dividends and distributions as may be necessary to maintain Aimco's REIT status.

Performance Graph

The following graph compares cumulative total returns for Aimco's Common Stock, the FTSE Nareit Equity Apartments Index, and the Russell 2000. The FTSE Nareit Equity Apartments Index is published by The National Association of Real Estate Investment Trusts (“Nareit”), a representative of multifamily real estate investment trusts and publicly traded real estate companies with interests in United States real estate and capital markets. The FTSE Nareit Equity Apartments Index serves as our sector comparison and the Russell 2000 serves as our broad-based market index.

The indices are weighted for all companies that fit the definitional criteria of the particular index and are calculated to exclude companies as they are acquired and to add companies to the index calculation as they become publicly traded companies. All companies that fit the definitional criteria and existed at the point in time presented are included in the index calculations. The graph assumes the investment of $100 in Aimco Common Stock and in each index on December 31, 2018, and that all dividends paid have been reinvested. The historical information set forth on the following page is not necessarily indicative of future performance.

Total Return Performance
Index Value
200
180
160
140
120
100
80
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Aimco
FTSE NAREIT Equity Apartments Index
Russell 2000

	For the years ended December 31,
Index	2018	2019	2020	2021	2022	2023
Apartment Investment and Management Company	100.00	121.53	106.86	156.23	144.39	158.77
FTSE Nareit Equity Apartment Index	100.00	126.32	106.94	174.97	119.06	126.05
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations for the year ended December 31, 2023, compared to 2022, should be read in conjunction with the accompanying consolidated financial statements in Part II, Item 8. For discussion of the year ended December 31, 2022, compared to 2021, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Results for the Twelve Months Ended December 31, 2023

The results from the execution of our business plan during the twelve months ended December 31, 2023, are described below.

Financial Results and 2023 Highlights

•
For the year ended December 31, 2023, net loss attributable to common stockholders per share, on a fully dilutive basis, was a net loss per share of $1.16, compared to net income per share of $0.49 for the same period in 2022, due primarily to lower transaction-related income in 2023.
•
For the year ended December 31, 2023, NOI from our Stabilized Operating Properties was $105.7 million, up 9.3% year-over-year, with average monthly revenue per apartment home increasing by $194 to $2,305.
•
For the year ended December 31, 2023, we delivered over 350 apartment homes at The Hamilton in Miami, Florida, Upton Place in Washington, D.C., and Oak Shore in Corte Madera, California; and we opened the 106-key Benson Hotel and Faculty Club in Aurora, Colorado.
•
For the year ended December 31, 2023, we monetized $122.7 million of assets, including the sale of a development land parcel in Fort Lauderdale, Florida, the sale of a 20% stake of our Parkmerced mezzanine investment, and the associated swaption. In the fourth quarter of 2023, the purchaser of that position forfeited their option to acquire the remaining 80% of the Parkmerced mezzanine investment when they failed to make a required interest payment, resulting in the subordination of their earlier investment.

Operating Property Results

We own a diversified portfolio of stabilized apartment communities located in eight major U.S. markets with average rents in line with local market averages (generally defined as B class). We also own a commercial office building that is part of an assemblage with an adjacent apartment building.

Highlights for the year ended December 31, 2023 include:

•
Revenue for our Operating segment was $149.8 million, up 8.4% year over year, resulting from a $194 increase in average monthly revenue per apartment home to $2,305, partially offset by a 70-basis point decrease in Average Daily Occupancy to 96.7%.
•
Expenses for our Operating segment were $44.1 million, up 6.4% year over year, due primarily to higher insurance costs.
•
Net operating income for our Operating segment was $105.7 million, up 9.3% year over year.

Value Add, Opportunistic and Alternative Investments

Development and Redevelopment

We generally seek development and redevelopment opportunities where barriers to entry are high, target customers can be clearly defined, and where we have a comparative advantage over others in the market. We will focus our new investment activity in Southeast Florida, the Washington, D.C. Metro Area and Colorado's Front Range. Our Value Add and Opportunistic investments may also target portfolio acquisitions, operational turnarounds, and re-entitlements.

We currently have four active development and redevelopment projects, located in three U.S. markets, in varying phases of construction and lease-up. These projects remain on track, as measured by budget, lease-up metrics, and current market valuations. Additionally, we have a pipeline of future value-add opportunities totaling approximately 13 million gross square feet of development in our target markets of Southeast Florida, the Washington, D.C. Metro Area, and Colorado's Front Range. During the year ended December 31, 2023, we invested $274.9 million in development and redevelopment activities compared to $279.4 million in the year ended December 31, 2022.

Highlights for the year ended December 31, 2023 include:

•
In Bethesda, Maryland, construction continued on plan at the first phase of Strathmore Square, which will contain 220 highly tailored apartment homes with initial delivery on track for the second half of 2024. This suburban infill project is located adjacent to the Grosvenor-Strathmore Metro station and the Strathmore Performing Arts Campus, and is 1.5 miles from The National Institutes of Health main campus. Funding for the project is fully secured with Aimco having already funded 100% of its equity commitment.
•
In Upper Northwest Washington, D.C., construction at Upton Place is nearing completion and remains on schedule and on budget. As of December 31, 2023, we have delivered 234 apartment homes, with the first residents at Upton Place having moved into their new homes during the fourth quarter of 2023.
•
In Corte Madera, California, construction is ongoing at Oak Shore where 16 luxury single-family rental homes and eight accessory dwelling units are being developed. As of December 31, 2023, initial homes had been delivered and we welcomed our first residents into their new home.
•
In Miami, Florida, construction was completed on The Hamilton, a 276-unit waterfront apartment community redevelopment and the property finished the initial lease-up of apartment homes in the third quarter 2023 at rates well ahead of underwritten rents.
•
In Aurora, Colorado, The Benson Hotel and Faculty Club, a 106-key boutique hotel and event center with 18 thousand square feet of event space, was completed in the second quarter 2023 and is open to guests.

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

Updates for our alternative investments include:

•
In 2023, we monetized $91.5 million of our Parkmerced mezzanine investments through the sale of a 20% interest in the loan, pre-paid interest, and the monetization of the associated interest rate swaption. The buyer of the partial interest in the loan received an option to purchase our remaining 80%, however, the option expired when the buyer did not make its contractual payment in the fourth quarter 2023 required to maintain its purchase option.
•
In accordance with GAAP and because we receive first priority and a higher annualized return than the buyer of the partial interest in the loan, we were required to record the $33.5 million of cash received from the buyer as a balance sheet liability. No amount is due to repay the liability until after we receive cash payments in a subsequent transaction or recapitalization that total $134 million (Aimco's 80% remaining ownership of the loan) plus its annualized return.
•
Additionally, considering various quantitative and qualitative factors including the buyer’s option expiration, the loan's maturity date, which is concurrent with the property's senior mortgage, and the financial condition of the borrower, we recorded a $158.0 million non-cash impairment to fully write off the remaining investment.
•
We continue to monitor the mezzanine investment and seek to recover value but expects to do so without a significant investment or allocation of resources.

Investment and Disposition Activity

We are focused on prudently allocating capital and delivering strong investment returns. Consistent with our capital allocation philosophy, we monetize the value within our assets when accretive uses of the proceeds are identified and invests when the risk adjusted returns are superior to other uses of capital.

Highlights for the year ended December 31, 2023 include:

•
The monetization of the Parkmerced mezzanine investments as described above.
•
In the fourth quarter 2023, our joint venture in Fort Lauderdale, Florida monetized an additional portion of its investment by closing on the sale of the second of three land parcels along Broward Avenue.

Balance Sheet and Financing Activities

We are highly focused on maintaining a strong balance sheet, including having at all times ample liquidity. As of December 31, 2023, we had access to $289.3 million in liquidity, including $122.6 million of cash on hand, $16.7 million of restricted cash, and the capacity to borrow up to $150.0 million on our revolving credit facility. Refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

Financial Results of Operations

We have three segments: (i) Development and Redevelopment; (ii) Operating; and (iii) Other.

Our Development and Redevelopment segment includes properties that are under construction or have not achieved and maintained stabilization throughout the current year and comparable period, as well as land assemblages that are being held for future development. Our Operating segment includes 21 residential apartment communities that have achieved stabilized levels of operations as of January 1, 2022, and maintained it throughout the current year and comparable period. Our Other segment consists of properties that are not included in our Development and Redevelopment or Operating segments.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying consolidated financial statements in Item 8.

Results of Operations for the Year Ended December 31, 2023, Compared to the same period in 2022

Net income attributable to Aimco common stockholders decreased by $241.9 million for the year ended December 31, 2023 compared to the same period in 2022, as described more fully below.

Property Results

As of December 31, 2023, our Development and Redevelopment segment included 11 properties, three of which were under construction. Our Operating segment included 21 communities with approximately 5,600 apartment homes, and our Other segment included 1001 Brickell Bay Drive, our only office building and St. George Villas.

During the first quarter of 2023, we reclassified one residential apartment community from the Other segment to the Operating segment because it reached stabilization. During the fourth quarter of 2023, we sold one land parcel from the Development and Redevelopment segment, which resulted in its removal from the segment. Prior period segment information has been recast based upon our current segment population, and is consistent with how our chief operating decision maker ("CODM") evaluates the business. The recast conforms with our reportable segment classification as of December 31, 2023.

We use proportionate property net operating income to assess the operating performance of our segments. Proportionate property net operating income is defined as our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, including utility reimbursements, for the consolidated communities; but:

•
excluding the results of four apartment communities with an aggregate 142 apartment homes that we neither manage nor consolidate, our investment in IQHQ, the Mezzanine Investment, and investments in real estate technology funds; and
•
excluding property management costs and casualty gains or losses, reported in consolidated amounts, in our assessment of segment performance.

Please refer to Note 14 to the consolidated financial statements in Item 8 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

Proportionate Property Net Operating Income

The results of our segments for the years ended December 31, 2023 and 2022, as presented below, are based on segment classifications as of December 31, 2023.

	Year Ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$15,744	$919	$14,825	nm
Operating	149,768	138,137	11,631	8.4%
Other	14,482	15,116	(634)	(4.2%)
Total	179,994	154,172	25,822	16.7%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	10,271	2,194	8,077	nm
Operating	44,054	41,410	2,644	6.4%
Other	5,726	4,993	733	14.7%
Total	60,051	48,597	11,454	23.6%
Proportionate property net operating income:
Development and Redevelopment	5,473	(1,275)	6,748	nm
Operating	105,714	96,727	8,987	9.3%
Other	8,756	10,123	(1,367)	(13.5%)
Total	$119,943	$105,575	$14,368	13.6%

For the year ended December 31, 2023, compared to the same period in 2022:

•
Development and Redevelopment proportionate net operating income increased by $6.7 million primarily due to the lease up of apartment homes at The Hamilton.
•
Operating proportionate property net operating income increased by $9.0 million, or 9.3%. The increase was attributable primarily to a $11.6 million, or 8.4% increase in rental and other property revenues due to higher average revenues of $194 per apartment home, partially offset by a 70-basis point decrease in occupancy.
•
Other proportionate property net operating income decreased by $1.4 million, or 13.5%. The decrease was attributable primarily to a lease termination fee recognized in 2022 and decreases in occupancy following lease expirations earlier in 2023 at our commercial office building in Miami, Florida.

The results of our segments for the years ended December 31, 2022 and 2021, as presented below, are based on segment classifications as of December 31, 2023.

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$919	$2,036	$(1,117)	nm
Operating	138,137	123,257	14,880	12.1%
Other	15,116	13,605	1,511	11.1%
Total	154,172	138,898	15,274	11.0%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	2,194	1,446	748	nm
Operating	41,410	39,694	1,716	4.3%
Other	4,993	4,336	657	15.2%
Total	48,597	45,476	3,121	6.9%
Proportionate property net operating income:
Development and Redevelopment	(1,275)	590	(1,865)	nm
Operating	96,727	83,563	13,164	15.8%
Other	10,123	9,269	854	9.2%
Total	$105,575	$93,422	$12,153	13.0%

For the year ended December 31, 2022, compared to the same period in 2021:

•
Development and redevelopment proportionate net operating income decreased by $1.9 million.
•
Operating proportionate property net operating income increased by $13.2 million, or 15.8% for the year ended December 31, 2022, compared to 2021. The increase was attributable to a $14.9 million, or 12.1% increase in rental and other property revenues, offset partially by a $1.7 million, or 4.3% increase in property operating expenses due primarily to higher real estate taxes and insurance.

•
Other proportionate property net operating income increased by $0.9 million, or 9.2% for the year ended December 31, 2022, compared to 2021, due primarily to the increase in rental and other revenues at 1001 Brickell, offset primarily by the increase in property insurance.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include property management costs, casualty losses, and, if applicable, the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance.

Depreciation and Amortization

For the year ended December 31, 2023, compared to the same period in 2022, Depreciation and amortization expense decreased by $90.1 million, or 56.7%, due primarily to $85.7 million of accelerated depreciation recognized relating to the 2022 lease termination as described in Note 4 to the consolidated financial statements.

General and Administrative Expenses

For the year ended December 31, 2023, compared to the same period in 2022, General and administrative expenses decreased by $6.8 million, or 17.2%, primarily due to a decrease in expenses for consulting services per the Separation Agreement with AIR, which concluded at December 31, 2022.

Interest Income

For the year ended December 31, 2023, compared to the same period in 2022, Interest income increased by $5.7 million, or more than 100%. The increase is due primarily to higher rates of interest earned on excess cash invested in treasury bill investments and money market funds in 2023.

Interest Expense

For the year ended December 31, 2023, compared to the same period in 2022, Interest expense decreased by $36.1 million, or 48.9% due primarily to the prepayment of the notes payable due to AIR and other property debt, as well as the 2022 lease termination described in Note 4 to the consolidated financial statements.

Mezzanine Investment Income (Loss), Net

For the years ended December 31, 2023 and 2022, we recorded Mezzanine Investment (Loss), Net of $155.8 million and $179.2 million, respectively. This is due primarily to non-cash impairment charges of $158.0 million and $212.8 million for the years ended December 31, 2023 and 2022, respectively. The prior year non-cash impairment charge was partially offset by interest income, which we ceased to recognize in 2023 following the impairment.

Realized and Unrealized Gains (Losses) on Interest Rate Options

We are required to adjust our interest rate options to fair value on a quarterly basis. As a result of the mark-to-market adjustments, we recorded unrealized losses of $3.8 million and unrealized gains of $36.9 million during the years ended December 31, 2023, and 2022, respectively. In addition, we realized gains of $4.9 million and $11.3 million during the years ended December 31, 2023, and 2022, respectively.

Realized and Unrealized Gains (Losses) on Equity Investments

We measure our investments in stock based on its market price at period end and our investments in property technology funds at NAV as a practical expedient. As a result of changes in the values of these investments, we recorded unrealized gains of $0.7 million during the year ended December 31, 2023, compared to unrealized losses of $5.9 million for the same period in 2022.

We measure our investment in IQHQ at cost, less impairment if needed, with subsequent adjustments for observable price changes of identical or similar investments of the same issuer since it does not have a readily determinable fair value. During the year ended December 31, 2022, we recognized realized and unrealized gains on our investment in IQHQ totaling $26.2 million resulting from a partial redemption of our investment during June 2022. There were no observable price changes in 2023.

Gain on Dispositions of Real Estate

During the year ended December 31, 2023, we recognized gains on the disposition of real estate of $8.0 million comprised of $1.9 million from the contribution of real estate to an unconsolidated joint venture and a $6.1 million gain that resulted from the sale of one land parcel, compared to gains of $175.9 million recognized for the same period in 2022, that resulted from the sale of three apartment communities and one land parcel.

Lease Modification Income

No lease modifications occurred during the year ended December 31, 2023. For the year ended December 31, 2022, we recognized $207.0 million of lease modification income related to the agreement entered into with AIR for the termination of the leases of four properties.

Other Income (Expense), Net

Other income (expense), net, includes costs associated with our risk management activities, partnership administration expenses, fee income, and certain non-recurring items. For the year ended December 31, 2023, compared to the same period in 2022, Other income (expense), net decreased by $4.8 million, or 36.2%, due primarily to advisory expenses related to a strategic business review and the annual stockholder meeting incurred in 2022.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and income and gains retained by the REIT. For the year ended December 31, 2023, we had consolidated net losses subject to tax of $15.2 million, compared to consolidated net income subject to tax of $88.8 million for the same period in 2022.

For the year ended December 31, 2023, we recognized income tax benefit of 12.8 million, compared to income tax expense of $17.3 million for the same period in 2022. The year-to-year change is due primarily to GAAP income taxes associated with the net lease modification income recognized in 2022.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary sources of liquidity are cash flows from operations and borrowing capacity under our loan agreements.

As of December 31, 2023, our available liquidity was $289.3 million, which consisted of:

•
$122.6 million in cash and cash equivalents;
•
$16.7 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance; and
•
$150.0 million of available capacity to borrow under our revolving secured credit facility.

As of December 31, 2023, we had sufficient capacity on our construction loans to cover our remaining commitments on development and redevelopment projects of approximately $63.8 million. The initial allocations to our joint ventures have remaining unfunded commitments of $3.0 million. We also have unfunded commitments in the amount of $2.0 million related to four investments in entities that develop technology related to the real estate industry. Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, and future investments. Additionally, our third-party property managers may enter into commitments on our behalf to purchase goods and services in connection with the operation of our apartment communities and our office building. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to historical levels.

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

As of December 31, 2023, approximately 90% of our outstanding non-recourse property debt had a fixed interest rate and approximately 10% had a variable interest rate, all of which was hedged. In addition, the weighted-average contractual rate on our non-recourse debt was 4.8% and 4.6% inclusive of interest rate caps, and the average remaining term to maturity was 6.7 years. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates.

While our primary sources of leverage are property-level debt and construction loans, we also have a secured $150.0 million credit facility with a syndicate of financial institutions. As of December 31, 2023, we had no outstanding borrowings under our revolving secured credit facility, which requires that we maintain a fixed charge coverage ratio of 1.25x, minimum tangible net worth of $625.0 million, and maximum leverage of 60% as defined in the credit agreement. We are currently in compliance and expect to remain in compliance with these covenants during the next twelve months.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our Consolidated Statements of Cash Flows in Item 8 of this report.

Operating Activities

For the year ended December 31, 2023, net cash provided by operating activities was $50.5 million. Our operating cash flow is primarily affected by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities and general and administrative costs. Cash provided by operating activities for the year ended December 31, 2023, decreased by $153.8 million compared to the same period in 2022, due primarily to cash received from development and redevelopment property lease terminations in 2022, lower net operating income associated with apartment communities sold in the latter part of 2022, and timing of balance sheet position changes, partially offset by decreased interest payments.

Investing Activities

For the year ended December 31, 2023, net cash used in investing activities of $260.4 million consisted primarily of capital expenditures of $272.5 million, offset by $9.3 million of proceeds received from the disposition of real estate. Net cash used in investing activities for the year ended December 31, 2023, increased by $139.6 million compared to the same period in 2022, due primarily to increased capital expenditures and lower proceeds from dispositions of real estate, offset by decreased funding for net real estate and investment transactions.

Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities of $119.4 million consisted primarily of proceeds from construction loans, the sale of a participation in the Mezzanine Investment, and the monetization of interest rate options, partially offset by repayments on non-recourse property debt and common stock repurchases. Net cash provided by financing activities for the year ended December 31, 2023, increased by $217.7 million compared to the same period ended in 2022, due primarily to prior year repayment and borrowing activity, offset by current year activity, including increased proceeds from construction loans, the sale of a participation in the Mezzanine Investment and the monetization of interest rate options.

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

The reconciliation of net income (loss) to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Net income (loss)	$(157,319)	$92,158
Adjustments:
Interest expense	37,718	73,842
Income tax (benefit) expense	(12,752)	17,264
Gain on dispositions of real estate	(7,984)	(175,863)
Lease modification income	—	(206,963)
Depreciation and amortization	68,834	158,967
Adjustment related to EBITDAre of unconsolidated partnerships	806	1,004
EBITDAre	$(70,697)	$(39,591)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(13,924)	(8,829)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(3,991)	(3,672)
EBITDAre adjustments attributable to noncontrolling interests	(272)	(491)
Mezzanine investment (income) loss, net	155,814	179,239
Realized and unrealized (gains) losses on interest rate options	(1,119)	(48,205)
Unrealized (gains) losses on IQHQ investment	—	(20,501)
Adjusted EBITDAre	$65,811	$57,950

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Impairment of Real Estate and Other Long-Lived Assets

Quarterly, or when changes in circumstances warrant, we will assess our real estate properties and other long-lived assets for indicators of impairment. The judgments regarding the existence of impairment indicators are based on certain factors. Such factors include, among other things, operational performance, market conditions, our intent and ability to hold the related asset, as well as any significant cost overruns on development projects.

If a real estate property or other long-lived asset has an indicator of impairment, we assess its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the asset. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset. There were no such impairments for the years ended December 31, 2023, 2022, and 2021.

Mezzanine Investment

On a periodic basis, we assess the Mezzanine Investment for impairment. An investment is considered impaired if we determine that its fair value is less than the net carrying value of the investment on an other-than-temporary basis. We determined our Mezzanine Investment was impaired on an other-than-temporary basis after considering various factors, including the purchaser's option expiration, the loan’s maturity date, and the decline in value of the real estate collateral due to an increased capitalization rate. As a result, we have recognized a $158.0 million non-cash impairment to reduce the carrying value of the Mezzanine Investment to zero as of December 31, 2023. This non-cash impairment is inclusive of the 20% non-controlling participation sold in June 2023. Although we do not expect proceeds from the Mezzanine Investment to exceed our first priority return requiring repayment of the $33.5 million received, we are unable to derecognize the Mezzanine investment - participation sold in accordance with GAAP.

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

Market Risk

As of December 31, 2023, on a consolidated basis, we had approximately $81.3 million of variable-rate property-level debt outstanding and $267.7 million of variable-rate construction loans. The impact of rising interest rates is mitigated by our use of interest rate caps, which as of December 31, 2023, provided protection for our variable interest rate debt. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates. We estimate that an increase or decrease in our variable rate indices of 100 basis points with constant credit risk spreads, would have no impact on interest expense on an annual basis.

As of December 31, 2023, we held interest rate caps with $627.4 million notional value. These instruments were acquired for $5.8 million and at December 31, 2023, were valued at $5.2 million.

As of December 31, 2023, we had $139.3 million in cash and cash equivalents and restricted cash, a portion of which earns interest at variable rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Aimco

Disclosure Controls and Procedures

Aimco's management, with the participation of Aimco's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, Aimco's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Aimco's disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by Aimco's Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of Aimco's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

Based on their assessment, management concluded that, as of December 31, 2023, Aimco's internal control over financial reporting is effective.

Aimco's independent registered public accounting firm has issued an attestation report on Aimco's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Aimco.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Apartment Investment and Management Company

Opinion on Internal Control Over Financial Reporting

We have audited Apartment Investment and Management Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Apartment Investment and Management Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

February 26, 2024

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

Management’s Report on Internal Control Over Financial Reporting

Aimco Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, Aimco Operating Partnership's principal executive and principal financial officers and effected by Aimco Operating Partnership's Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of Aimco Operating Partnership’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

Based on their assessment, management concluded that, as of December 31, 2023, Aimco Operating Partnership’s internal control over financial reporting is effective.

Aimco Operating Partnership’s independent registered public accounting firm has issued an attestation report on Aimco Operating Partnership’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Aimco Operating Partnership.

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of

Aimco OP L.P.

Opinion on Internal Control Over Financial Reporting

We have audited Aimco OP L.P.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Aimco OP L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2023 and 2022, the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

February 26, 2024

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

The Board is composed of nine highly qualified directors who bring strong skills, industry experience and track records of driving value. All nine directors have joined the Board within the past approximately three years, demonstrating a commitment to refreshment and providing fresh perspectives through their varied backgrounds.

The directors of the Company, their ages, dates they began serving on the Board, and their positions on the Board are set forth below.

Name	Age	Director Since	Position
Wes Powell	44	December 2020	Director, President and Chief Executive Officer
Quincy L. Allen	54	December 2020	Director, Chairman of the Nominating, Environmental, Social, and Governance Committee
Patricia L. Gibson	61	December 2020	Director, Chairman of the Investment Committee
Jay Paul Leupp	60	December 2020	Director, Chairman of the Audit Committee
Sherry L. Rexroad	58	March 2023	Director
Deborah Smith	51	January 2021	Director
R. Dary Stone	70	December 2020	Chairman of the Board of Directors
James P. Sullivan	62	December 2022	Director
Kirk A. Sykes	65	December 2020	Director, Chairman of the Compensation and Human Resources Committee

The following is a biographical summary of the current directors of the Company.

WES POWELL President and Chief Executive Officer, Aimco Age: 44 Director since 2020

Experience

• President and Chief Executive Officer (2020 – present), Executive Vice President, Redevelopment and Acquisitions (2018 – 2020), Senior Vice President, Redevelopment with responsibility for the eastern region (2013 – 2018), held various positions, including Asset Manager, Director, and Vice President of Redevelopment (2004 – 2013), Aimco

• Staff Architect, Ai Architecture (now Perkins & Will)

Qualifications

• Real Estate, Property / Asset Management and Operations, Capital Markets, Development and Construction, Investment and Finance gained through his experience overseeing Aimco’s redevelopment and development activities nationally, leading acquisitions in the eastern U.S., and prior responsibilities as an Asset Manager for the company

• Mr. Powell also brings expertise in Business Operations, Financial Expertise and Literacy, and Talent Development and Management

Education

• B.EnvD, University of Colorado School of Architecture and Urban Planning

• MBA, Northwestern’s Kellogg School of Management

Other Boards / Organizations • Urban Land Institute, Member • National Multi Housing Council, Member Committees • None

QUINCY L. ALLEN Co-Founder and Managing Partner, Arc Capital Partners Age: 54 Independent Director since 2020

Experience

• Co-Founder and Managing Partner, Arc Capital Partners, a Los Angeles real estate investment firm that specializes in urban mixed-use properties (2013 – present)

• Managing Director and investment committee member of the Canyon-Johnson Urban Funds (partnership between Canyon Partners and Earvin “Magic” Johnson), Canyon Partners (2003 – 2013)

• Executive focused on workouts and portfolio management, Lazard Frères (2000 – 2002)

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

Committees

• Audit

• Compensation and Human Resources

• Nominating, Environmental, Social, and Governance, Chair

• Investment

PATRICIA L. GIBSON Founding Principal and CEO, Banner Oak Capital Partners Age: 61 Independent Director since 2020

Experience

• Founding Principal and CEO, Banner Oak Capital Partners, a fully integrated, independent investment management platform and Registered Investment Advisor with $5 billion in assets under management (2016 – present)

• President, Hunt Realty Investments, where she led the commercial real estate investment management activities for the Hunt family of companies (2010 – 2016); Senior Vice President (1997 – 2010)

• Senior positions, Goldman Sachs’ real estate subsidiary (1994 – 1997)

• Began real estate investment career at The Travelers Realty Investment Company on the debt and equity side of the business (1985 – 1994)

Qualifications

• Real Estate, Investment and Finance, Capital Markets, Asset Management and Financial Expertise and Literacy gained through her experience at Banner Oak, where Ms. Gibson oversees all investment activity and is responsible for establishing and implementing the firm’s strategic direction, as well as her time at Hunt Realty Investments where she was responsible for the growth of an extensive and diverse portfolio of direct-owned strategic assets totaling over $3 billion, including a strategic venture with a major pension fund dedicated to investments in real estate operating platforms, and her time at Goldman Sachs overseeing portfolio management and the capital market efforts for over $4 billion in commercial real estate assets

• Ms. Gibson also brings expertise in Business Operations and Talent Development and Management

Education

• BS, Finance, Fairfield University

• MBA, University of Connecticut

• Chartered Financial Analyst

Other Boards / Organizations

• RLJ Lodging Trust (2017 – present)

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

Committees

• Audit

• Compensation and Human Resources

• Nominating, Environmental, Social, Governance

• Investment, Chair

JAY PAUL LEUPP Co-Founder, Managing Partner, and Senior Portfolio Manager, Terra Firma Asset Management Age: 60 Independent Director since 2020

Experience

• Co-Founder, Managing Partner, and Senior Portfolio Manager, Real Estate Securities, Terra Firma Asset Management (2020 – present)

• Managing Director and Portfolio Manager/Analyst, Global Real Estate Securities, Lazard Asset Management (2011 – 2020)

• Founder, President and Chief Executive Officer, also served as the Senior Portfolio Manager for real estate securities mutual funds, Grubb & Ellis Alesco Global Advisors (2007 – 2011 when sold to Lazard)

• Managing Director, Real Estate Equity Research, RBC Capital Markets, an investment banking group of the Royal Bank of Canada (2002 – 2006)

• Managing Director, Real Estate Equity Research, Robertson Stephens & Co. Inc., an investment banking firm (1994 – 2002)

• Vice President, Staubach Company (1991 – 1994)

• Development Manager, Trammell Crow Residential, one of the nation’s largest developers of multifamily housing (1989 – 1991)

• Senior Accountant (CPA), KPMG Peat Marwick 1985-1987

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

• MBA, Harvard Business School

Other Boards / Organizations

• Health Care Realty (2020 – present)

• Marathon Digital Holdings (2021 – present)

• G.W. Williams Company (private)

• The Policy Board of the Fisher Center for Real Estate at the University of California, Berkeley, Member

• Santa Clara University’s Trustee Finance Committee, Member

• AICPA, Member

Committees

• Audit, Chair

• Compensation and Human Resources

• Nominating, Environmental, Social, and Governance

• Investment

SHERRY L. REXROAD Age: 58 Independent Director since 2023

Experience

• Chief Financial Officer, Executive Vice President and Treasurer, STORE Capital (2021 – 2022)

• Managing Director & Global Head of Business Development (2017 – 2021), Managing Director, Co-Global Chief Investment Officer and Chair of the Investment Committee (2012 – 2017), BlackRock Global Real Asset Securities

• Senior Portfolio Manager REITs, Aviva Investors (2010 – 2012)

• Independent Real Estate Consultant (2006 – 2010)

• Managing Director and Portfolio Manager, ING Clarion Real Estate Securities (1997 – 2006)

• Vice President and Assistant Portfolio Manager, AEW Capital Management (1994 – 1997)

• Region III Facilities Manager, U.S. Environmental Protection Agency (1989 – 1994)

• Realty Specialist, General Services Administration (1987 – 1989)

Qualifications

• Investment and Finance, Capital Markets, Corporate Transactions, Business Strategy & Operations, Real Estate, Corporate Governance, and Investor Relations gained through her over 30 years of experience as a REIT CFO and Institutional Investor / Global Head of Business Development focused on real estate securities. Ms. Rexroad served on the BlackRock Advisory Board for Investment Stewardship where she gained significant exposure to how the world’s largest asset manager approaches corporate governance. She was also a member of BlackRock’s Fundamental Commission Oversight Committee and BlackRock’s Real Assets Sustainability Task Force. She has expertise in sustainability and ESG and how investors incorporate ESG insights to improve long-term investment outcomes. She is a frequent speaker at industry events as well as at colleges and universities

• Ms. Rexroad brings additional expertise in Accounting and Auditing for Large Business Organizations, Business Operations, Financial Expertise and Literacy, and Talent Development and Management

Education

• BA, Growth & Structure of Cities, Haverford College

• MBA, The Wharton School of the University of Pennsylvania

• CFA charterholder

Other Boards / Organizations

• Previously served on BlackRock's:

• Advisory Board for Investment Stewardship

• Fundamental Commission Oversight Committee

• Real Assets Sustainability Task Force

• Previously served on Nareit's:

• Advisory Board of Governors

• Nomination Committee of the Advisory Board of Governors

• Dividends Through Diversity Steering Committee, Co-Chair

• Wharton Women in Leadership

Committees

• Audit

• Compensation and Human Resources

• Nominating, Environmental, Social, and Governance

• Investment

DEBORAH SMITH Co-Founder and CEO, The CenterCap Group Age: 51 Independent Director since 2021

Experience

• Co-Founder and CEO, The CenterCap Group, a boutique investment bank providing strategic M&A advisory, capital-raising and consulting related services to private and public sector companies and fund managers across the real assets industry (2009 – present); also serves as Chief Executive Officer of the firm’s two wholly owned subsidiaries, CC Securities (2011 – present) and CenterCap Advisors (2019 – present)

• Co-Head of Mergers and Acquisitions and Senior Managing Director, CB Richard Ellis Investors, where she also served on the Global Leadership Team, which oversaw execution of strategies and best practices (2007 – 2009)

• Served as an investment banker with Lehman Brothers, Wachovia Securities, and Morgan Stanley

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

Education

• Bachelor of Economics, with honors, University of Sydney

• Bachelor of Law, with honors, University of Sydney

Other Boards • None Committees • Audit • Compensation and Human Resources • Nominating, Environmental, Social, and Governance • Investment

R. DARY STONE Chairman of the Board President and CEO, R. D. Stone Interests Age: 70 Independent Director since 2020

Experience

• President and Chief Executive Officer, R. D. Stone Interests (1990 – present)

• Served as President of multiple real estate development companies (1988 – 2011), including President and COO, Cousins Properties, an NYSE listed REIT

Qualifications

• Investment and Finance, Real Estate, Development, Property / Asset Management and Operations, Capital Markets gained through his over 30-year career investing and developing a variety of projects and joint ventures including the operation and management of one of the country’s largest master planned developments and other large commercial real estate projects and success in getting zoning changes that allowed for multifamily and other non-office uses where prior zoning was commercial

• Mr. Stone also brings expertise in Business Operations, Corporate Governance, Financial Expertise and Literacy, and Talent Development and Management

Education

• Tulane University and Baylor University

• JD, Baylor University Law School

Other Boards / Organizations

• Cousins Properties (2011 – 2016 and 2018 – present)

• Tolleson Wealth
Management, a privately held wealth management firm, and Tolleson Private Bank (2003 – present; Audit Chairman)

• Former Regent, Baylor University; Chairman (2009 - 2011)

• Hunt Companies, Inc. (2015 – 2016)

• Parkway, Inc (2016 – 2017)

• Lone Star Bank (former)

• Former Chairman, Banking Commission of Texas (previously known as the Texas State Finance Commission)

Committees

• Audit

• Compensation and Human Resources

• Nominating, Environmental, Social, and Governance

• Investment

JAMES P. SULLIVAN Age: 62 Independent Director since 2022

Experience

• Senior Advisor – Research, Green Street Advisors (2020)

• President, Green Street Advisory Group (2014 – 2019)

• Head of North American REIT Research, Green Street Advisors (2010 – 2014)

• Managing Director/Senior REIT Analyst, Green Street Advisors (1994 – 2009)

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

•  MBA, Finance and Real Estate, Columbia University

Other Boards / Organizations

• The James Campbell Company (2022 – present; Audit Committee Chairman, Compensation Committee Member)

• Bixby Land Company (2016 – present; Compensation Committee Chairman, Audit Committee member)

Committees

• Audit

• Compensation and Human Resources

• Nominating, Environmental, Social, and Governance

• Investment

KIRK A. SYKES Co-Managing Partner, Accordia Partners Age: 65 Independent Director since 2020

Experience

• Co-Managing Partner, Accordia Partners, LLC, a real estate development company (2014 – present)

• President, Primary Corporation, a real estate company that owns commercial real estate (1993 – present)

• President and Managing Director, Urban Strategy America Fund, LLP, a New Boston real estate investment fund (2005 – 2014)

Qualifications

• Real Estate, Investment and Finance, Development, Capital Markets, Marketing and Branding, Property / Asset Management and Operations, Financial Expertise and Literacy, gained through his experience at real estate development and commercial real estate companies, as well as his time at a real estate focused investment fund, and perspective gained during his tenure as Chairman of the Federal Reserve Bank of Boston and other roles including service on Fleet Bank and BankBoston’s Community Bank Advisory Boards

• Mr. Sykes also brings expertise in Corporate Governance and Talent Development

Education

• B. Arch., Cornell University

• Graduate, The Harvard Business School Owner and President Management Program

Other Boards / Organizations

• Ares Commercial Real Estate Corporation (2017 – 2019)

• Natixis Loomis Sayles Funds, Board of Trustees. Trustee, Audit & Governance Committee Member (2019 – Present)

• Federal Reserve Bank of Boston External Diversity Advisory Board, Member (2010 – Present)

• Real Estate Executive Council Emeritus Board, Former-Chairman

• NAIOP Massachusetts Board Management Committee, Member

• The Federal Reserve Bank of Boston, Former Member (2008 – 2014) and Chairman (2012 – 2014)

Committees

• Audit

• Compensation and Human Resources, Chair

• Nominating, Environmental, Social, and Governance

• Investment

There are currently no agreements, arrangements, or understandings between any director and any other person pursuant to which any director was appointed to serve as a director of the Board.

Summary of Director Qualifications and Expertise

Below is a summary of the qualifications and expertise of the directors, including expertise relevant to Aimco’s business.

Summary of Director Qualifications and Expertise	Mr. Powell	Mr. Allen	Ms. Gibson	Mr. Leupp	Ms. Rexroad	Ms. Smith	Mr. Stone	Mr. Sullivan	Mr. Sykes
Accounting and Auditing for Large Business Organizations				●	●			●
Business Operations	●	●	●	●	●	●	●	●	●
Capital Markets	●	●	●	●	●	●	●	●	●
Corporate Governance	●	●		●	●		●	●	●
Development	●	●		●			●		●
Executive	●	●	●	●	●	●	●		●
Financial Expertise and Literacy	●	●	●	●	●	●	●	●	●
Investment and Finance	●	●	●	●	●	●	●	●	●
Legal						●
Marketing and Branding	●					●			●
Property / Asset Management and Operations	●		●	●			●		●
Real Estate	●	●	●	●	●	●	●	●	●
Talent Development and Management	●	●	●	●	●	●	●	●	●
Demographic	Mr. Powell	Mr. Allen	Ms. Gibson	Mr. Leupp	Ms. Rexroad	Ms. Smith	Mr. Stone	Mr. Sullivan	Mr. Sykes
Race/Ethnicity
African American		●							●
Asian/Pacific Islander
White/Caucasian	●		●	●	●	●	●	●
Hispanic/Latino
Native American
Gender
Male	●	●		●			●	●	●
Female			●		●	●

Meetings and Committees

The Board held twelve meetings during the year ended December 31, 2023. During 2023, there were the following four committees: Audit; Compensation and Human Resources; Nominating, Environmental, Social, and Governance; and Investment. During 2023, no director attended fewer than 75% of the aggregate total number of meetings of the Board and each committee on which such director served.

The Corporate Governance Guidelines, as described below, provide that the Company generally expects that the Chairman of the Board will attend all annual and special meetings of the stockholders. Other members of the Board are not required to attend such meetings. Eight of Aimco's directors attended the Company’s 2023 Annual Meeting of Stockholders, including the Chairman of the Board, and the Company anticipates that the full Board will attend the annual meeting this year.

Below is a table illustrating the current standing committee memberships and chairmen. Additional detail on each committee follows the table.

Director	Audit Committee	Compensation and Human Resources Committee	Nominating, Environmental, Social, and Governance Committee	Investment Committee
Quincy L. Allen	-	●	†	-
Patricia L. Gibson	-	●	-	†
Jay Paul Leupp	†	-	-	●
Wes Powell	-	-	-	-
Sherry L. Rexroad	●	●	-	-
Deborah Smith	-	-	●	●
R. Dary Stone*	-	-	-	-
James P. Sullivan	●	-	-	●
Kirk A. Sykes	-	†	●	-

__________

● indicates a member of the committee

† indicates the committee chairman

* indicates the Chairman of the Board

Audit Committee

The Audit Committee currently consists of Messrs. Leupp and Sullivan and Ms. Rexroad. Mr. Leupp serves as the chairman of the Audit Committee. The Audit Committee has a written charter that is reviewed annually and was last amended in April 2023. In addition to the work of the Audit Committee, the chairman has regular and recurring conversations with Ms. Stanfield, Aimco’s Chief Financial Officer (“CFO”), Ms. Johnson, Aimco’s Chief Administrative Officer (“CAO”), the head of Aimco’s internal audit function, and representatives of Ernst & Young LLP. The Audit Committee’s charter is posted on Aimco’s website (www.aimco.com) and is also available in print to stockholders, upon written request to Aimco’s Corporate Secretary.

The Audit Committee’s responsibilities are set forth in the following chart.

Audit Committee Responsibilities	Accomplished In 2023

Oversees Aimco’s accounting and financial reporting processes and audits of Aimco’s financial statements.	✓

Directly responsible for the appointment, compensation, and oversight of the independent auditors and the lead engagement partner and makes its appointment based on a variety of factors.	✓

Reviews the scope, and overall plans for and results of the annual audit and internal audit activities.	✓

Oversees management’s negotiation with Ernst & Young LLP concerning fees, and exercises final approval over all Ernst & Young LLP fees.	✓

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

The Audit Committee held seven meetings during the year ended December 31, 2023. As set forth in the Audit Committee’s charter, no director may serve as a member of the Audit Committee if such director serves on the audit committee of more than two other public companies, unless the Board determines that such simultaneous service would not impair the ability of such director to effectively serve on the Audit Committee. No member of the Audit Committee serves on the audit committee of more than two other public companies.

Audit Committee Financial Expert

The Board has designated Mr. Leupp as an “audit committee financial expert.” In addition, all of the members of the Audit Committee qualify as audit committee financial experts. Each member of the Audit Committee is independent, as that term is defined by Section 303A of the listing standards of the New York Stock Exchange ("NYSE") relating to audit committees.

Compensation and Human Resources Committee

The Compensation and Human Resources Committee currently consists of Messrs. Allen and Sykes and Mses. Gibson and Rexroad. Mr. Sykes serves as the chairman of the Compensation and Human Resources Committee. The chairman meets regularly with Ms. Johnson, Aimco’s CAO. The Chairman also has regular conversations with the Compensation and Human Resources Committee’s independent compensation consultant, Willis Towers Watson, and outside counsel with expertise in executive compensation and compensation governance related matters. The Compensation and Human Resources Committee has a written charter that is reviewed annually and was last amended in April 2023. The Compensation and Human Resources Committee’s charter is posted on Aimco’s website (www.aimco.com) and is also available in print to stockholders, upon written request to Aimco’s Corporate Secretary.

The Compensation and Human Resources Committee’s responsibilities are set forth in the following charts.

Compensation and Human Resources Committee Responsibilities	Accomplished In 2023

Responsible for succession planning in all leadership positions, both in the short term and the long term, with particular focus on CEO and key person succession.	✓

Oversees the Company’s management of the talent pipeline process.	✓

Oversees the goals and objectives of the Company’s executive compensation plans.	✓

Annually evaluates the performance of the CEO.	✓

Determines the CEO’s compensation.	✓

Negotiates and provides for the documentation of any employment agreement (or amendment thereto) with the CEO and other executive officers, as applicable.	✓

Reviews and approves the decisions made by the CEO as to the compensation of the other executive officers.	✓

Approves and grants equity compensation.	✓

Reviews and discusses the Compensation Discussion & Analysis with management.	✓

Oversees the Company’s submission to a stockholder vote of matters relating to compensation, including advisory votes on executive compensation and the frequency of such votes, incentive and other compensation plans, and amendments to such plans.

✓

Considers the results of stockholder advisory votes on executive compensation and takes such results into consideration in connection with the review and approval of executive officer compensation.	✓

Reviews stockholder proposals and advisory stockholder votes relating to executive compensation matters and recommends to the Board the Company’s response to such proposals and votes.	✓

Reviews compensation arrangements to evaluate whether incentive and other forms of pay encourage unnecessary or excessive risk taking.	✓

Oversees, including review and approval of the terms of, the Company's compensation “claw back” policy and agreement between the Company and the Company’s executive officers.	✓

Reviews periodically the goals and objectives of the Company’s executive compensation plans and recommends that the Board amend these goals and objectives if appropriate.	✓

In coordination with the Nominating, Environmental. Social, and Governance Committee, oversees the Company’s policies and strategies related to human capital.	✓

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

The Company has a proven track record on the development of talented leaders and succession, most recently with the CEO, CFO, and CAO transitions in December 2020.

The Compensation and Human Resources Committee held five meetings during the year ended December 31, 2023.

Nominating, Environmental, Social, and Governance Committee

The Nominating, Environmental, Social, and Governance Committee currently consists of Messrs. Allen and Sykes and Ms. Smith. Mr. Allen serves as the chairman of the Nominating, Environmental, Social, and Governance Committee. The Nominating, Environmental, Social, and Governance Committee has a written charter that is reviewed annually and was last amended in April 2023. The Committee’s charter is posted on Aimco’s website (www.aimco.com) and is also available in print to stockholders, upon written request to Aimco’s Corporate Secretary.

The Nominating, Environmental, Social, and Governance Committee’s responsibilities are set forth in the following chart.

Nominating, Environmental, Social, and Governance Committee Responsibilities	Accomplished In 2023

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

The Nominating, Environmental, Social, and Governance Committee held five meetings during the year ended December 31, 2023.

Investment Committee

The Investment Committee currently consists of Messrs. Leupp and Sullivan and Mses. Gibson and Smith. Ms. Gibson serves as the chairman of the Investment Committee. The Investment Committee’s purpose is to provide oversight and guidance to the Company’s management regarding investment decisions. The Investment Committee's charter is posted on Aimco's website (www.aimco.com) and is also available in print to stockholders, upon written request to Aimco’s Corporate Secretary. The Investment Committee held four meetings during the year ended December 31, 2023.

The following table sets forth the number of meetings held by the Board and each committee during the year ended December 31, 2023.

	Board	Non-Management Directors	Audit Committee	Compensation and Human Resources Committee	Nominating and Corporate Governance Committee	Investment Committee

Number of Meetings	12	4	7	5	5	4

THE GOVERNANCE OF OUr BOARD

This chart provides a summary overview of Aimco’s governance practices, each of which is described in more detail in the information that follows.

What Aimco Does

Supermajority Independent Board. Eight of the nine directors, or 89% of the directors, are independent.

Independent Standing Committees. Only independent directors serve on the Audit, Compensation and Human Resources, Nominating, Environmental, Social, and Governance, and Investment Committees.

Independent Chairman of the Board. The Company’s Chairman of the Board is an independent director.

Separation of Chairman and CEO. The Company has separated the roles of Chairman of the Board and CEO.

Board Refreshment. The Nominating, Environmental, Social, and Governance Committee has structured the Board such that there are directors of varying tenures and perspectives, with new directors joining the Board every few years, while retaining the institutional memory of longer-tenured directors. In connection with the Separation, six directors left the Board and the Company added seven new directors. In 2023, Aimco's two remaining long-tenured directors retired from the Board, having completed the post-Separation transition. No pre-Separation directors remain on the Board.

Regular Access to and Involvement with Management. In addition to regular access to management during Board and committee meetings, the independent directors have ongoing, direct access to members of management and to the Aimco business. This includes the Audit Committee chairman’s active and regular engagement with accounting staff and the Aimco auditors, the Compensation and Human Resources Committee chairman’s continuing involvement with compensation and personnel matters, the Nominating, Environmental, Social, and Governance Committee chairman’s participation in director recruitment and environmental, social, and governance ("ESG") matters,the Investment Committee chairman's guidance on investment decisions, and Mr. Stone’s frequent involvement with Mr. Powell with respect to strategy, agenda setting, board materials, and policy matters.

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

Director Stock Ownership. By the completion of five years of service from the time of the Separation or from joining the Board, a non-management director is expected to own equity having a value of at least five times the annual cash retainer for non-management directors.

Risk Assessment. The Board conducts an annual risk assessment. Areas involving risk that are reported on by management and considered by the Board, include: operations, liquidity, leverage, finance, financial statements, the financial reporting process, accounting, legal matters, regulatory compliance, information technology and data protection, sustainability, ESG, compensation, and human resources and human capital. The Compensation and Human Resources Committee is responsible for succession planning in all leadership positions, both in the short term and the long term, with particular focus on CEO succession in the short term and the long term.

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

Pledging or hedging shares held to satisfy stock ownership requirements. The Company’s insider trading policy prohibits officers, directors, and certain other employees from engaging in pledging transactions and prohibits officers, directors, and all other employees from engaging in any hedging transactions.

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

Retirement Age or Term Limits. Rather than impose arbitrary limits on service, the Company regularly (and at least annually) reviews each director’s continued role on the Board and considers the need for regular board refreshment.

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

Our Executive Officers

The executive officers of the Company, their ages, dates they were first elected as an executive, and their positions are set forth below.

Name	Age	First Elected	Position

Wes Powell	44	January 2018	Director, President and Chief Executive Officer

H. Lynn C. Stanfield	49	October 2018	Executive Vice President and Chief Financial Officer

Jennifer Johnson	51	December 2020	Executive Vice President, Chief Administrative Officer and General Counsel

For more information about Wes Powell, please see the Board of Directors section. Biographical summaries of our other executive officers are set forth below.

H. Lynn C. Stanfield. Ms. Stanfield was appointed Executive Vice President and Chief Financial Officer in December 2020 and chairs Aimco’s investment committee. From October 2018 to December 2020, Ms. Stanfield served as Aimco’s Executive Vice President, Financial Planning & Analysis and Capital Allocation, with responsibility for various finance functions and corporate and income tax strategy, and serving as a member of Aimco’s Investment Committee. Since joining Aimco in March 1999, Ms. Stanfield has held various positions with responsibility for affordable asset management, income tax, and investor relations. Prior to joining Aimco, Ms. Stanfield was engaged in public accounting at Ernst & Young with a focus on partnership and real estate clients and served as Assistant Professor of Accounting at Erskine College. Ms. Stanfield holds a Master of Professional Accountancy from Clemson University and is a licensed CPA.

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
•
Overview of Aimco's Post-Separation and 2023 Performance Results;
•
Summary of Executive Compensation Program and Governance Practices;
•
What We Pay and Why: Components of Executive Compensation;
•
Total Compensation for 2023;
•
Other Compensation;
•
Post-Employment Compensation and Employment and Severance Arrangements;
•
Other Benefits; Perquisite Philosophy;
•
Stock Ownership Guidelines and Required Holding Periods After Vesting;
•
Role of Outside Consultants;
•
Base Salary, Incentive Compensation, and Equity Grant Practices;
•
2024 Compensation Targets; and
•
Accounting Treatment and Tax Deductibility of Executive Compensation.

Stockholder Engagement

At Aimco's 2023 Annual Meeting of Stockholders, approximately 91% of the votes cast in the advisory vote to approve executive compensation (also commonly referred to as "Say on Pay") approved the compensation of Aimco's named executive officers ("NEOs") as disclosed in Aimco's 2023 proxy statement. The Compensation and Human Resources Committee (the “Committee”) and Aimco management considered these results and remain committed to extensive engagement with stockholders as part of ongoing efforts to formulate and implement an executive compensation program designed to align the long-term interests of our executive officers with those of our stockholders. In 2022 and 2023, we engaged with stockholders representing more than 80% of our outstanding shares on a broad range of topics, including executive compensation. The Company continued to receive broad support from stockholders on its executive compensation program, including the program's structure, the program's alignment with pay and performance, the quantum of compensation delivered under the program, and the level of disclosure.

OVERview of Aimco’s Pay-for-Performance Philosophy

Aimco is a pay-for-performance organization. Aimco starts by setting target total compensation near the median of target total compensation for Aimco’s peers as identified below, to provide an economic incentive to remain with Aimco. Actual compensation varies from target compensation based on Aimco’s results. Each officer’s annual cash incentive compensation, “short term incentive” or STI, is based in part on Aimco’s performance against corporate, rather than individual, goals. The more senior the officer, the greater the percentage of his or her STI that is based on Aimco’s performance against its corporate goals. Aimco’s longer term compensation, “long term incentive” or LTI, follows a similar tiered structure. Each officer’s LTI is based in part on relative “total stockholder return” or TSR, with NEOs having a greater share of their LTI based on relative TSR. In the case of Mr. Powell, his entire LTI award is “at risk” based on Aimco’s relative TSR. LTI is measured and vests over time, so that officers bear longer term exposure to the decisions they make.

To reinforce alignment of stockholder and management interests, Aimco also has stock ownership guidelines that require substantial equity holdings by executive officers, as described further below.

OVERview of Aimco’s POST-SEPARATION and 2023 Performance Results

Aimco has achieved significant accomplishments and produced superior returns since the Separation as summarized below.

Simplified the business by targeting real estate investment in select markets, building an investment pipeline solely controlled by Aimco, and significantly reducing our exposure to alternative investments

Delivered strong growth from our portfolio of stabilized apartment communities since the Separation: annualized NOI growth of 9.1%; NOI margin expansion of 525 bps; and revenue per apartment home growth of 25%. In 2023: NOI growth of 9.3% year-over-year; NOI expansion of 80 bps; and monthly revenue up by nearly $200 per home

Created substantial value through the on time and on budget execution of development and redevelopment projects. $0.8 billion of projects successfully completed through 2023 and $580 million of projects currently on track for construction completion in 2024

Unlocked considerable value through the monetization of four completed development projects, three stabilized multifamily assets, two land parcels, a portion of our investment in life science developer IQHQ, and a portion of the Parkmerced mezzanine investment and the associated interest rate swaption, for a combined $1.1 billion

Improved the balance sheet by refinancing or retiring more than $1 billion of near term liabilities and eliminating substantially all floating rate exposure. Sourced strategic partnership to provide Limited Partner equity capital for up to $1 billion of Aimco-led multifamily development projects

Returned capital to stockholders through the repurchase of approximately 9.6 million shares in 2022 and 2023 at an average price per share of $7.29 and increased the Company's share repurchase authorization from 10 million to 30 million shares

Total shareholder returns

of 43%

since the separation from AIR Communities in December 2020 through December 31, 2023, outperforming peers[2] and the FTSE Apartment Equity Index, the MSCI U.S. REIT Index, the Russell 2000, and the S&P 500

1 Returns measured from December 14, 2020, the date of when-issued trading for Aimco post-separation from AIR.

2 Peer group consists of: Armada Hoffler Properties, Inc.; Centerspace; Clipper Realty, Inc.; Elme Communities; Five Point Holdings, LLC; Forestar Group, Inc.; Howard Hughes Corp.; Independence Realty Trust, Inc.; JBG SMITH Properties; Stratus Properties, Inc.; The St. Joe Company; Tejon Ranch Co.; and Veris Residential. Total shareholder return for this group was determined using the simple average total shareholder return for these companies.

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

Maintains a claw back policy. In the event of an accounting restatement due to material noncompliance with financial reporting requirements, the claw back policy provides for the recovery of incentive compensation paid to executives based on the misstated financial information. The policy covers all forms of bonus, incentive, and equity compensation.

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

LTI compensation directly ties the interests of executives to the interests of our stockholders, and comprises a substantial proportion of compensation for Aimco NEOs, as follows:

CEO 2023 Target Pay Mix	OTHER NEOs 2023 TARGET PAY MIX

CEO Pay Overview

The Committee determines the compensation for the CEO. In setting Mr. Powell’s target total compensation for 2023, the Committee considered, among other things, the Company's peer group compensation data as discussed below and Mr. Powell’s relevant expertise and experience. For 2023, the Committee set Mr. Powell's target total compensation near the median for the peer group. The Committee devised a compensation plan for Mr. Powell that resulted in approximately 16% base salary, 20% STI (based entirely on Aimco’s performance against its 2023 corporate goals), and 64% LTI (based entirely on relative TSR). Mr. Powell’s target compensation mix is illustrated as follows:

How the Committee determines the amount of target total compensation for the other executive officers

In addition to reviewing the performance of, and determining the compensation for, the CEO, the Committee also reviews and approves the decisions made by the CEO as to the compensation of Aimco’s other executive officers. Base salary, target STI, and target LTI are generally set near the median base salary, target STI, and target LTI for our peer comparators.

How peer comparators are identified

The Committee, with the advice of its independent executive compensation consultant, developed a peer group for purposes of benchmarking NEO compensation based on industry and business strategy. The peer group ranged from 0.4x to 1.76x Aimco's total capitalization, with Aimco at the 70th percentile, and with Aimco at the 58th and 37th percentile based on total assets and gross depreciable property, respectively. Based on this analysis, Aimco included as “peers” for 2023 target compensation the following 12 real estate companies:

Peer Group

American Assets Trust, Inc.	Five Point Holdings, LLC

Armada Hoffler Properties, Inc.	Forestar Group Inc.

Bluerock Residential Growth REIT, Inc.	JBG SMITH Properties

Centerspace	Seritage Growth Properties

Clipper Realty, Inc.	The St. Joe Company

Elme Communities	Veris Residential, Inc.

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

Multiple performance metrics. Aimco had five corporate goals for 2023. In addition, through Aimco’s performance management program, Managing Aimco Performance, or MAP, which sets and monitors performance objectives for every teammate, each teammate had several different individual performance goals that are set at the beginning of the year and approved by management. Mses. Stanfield and Johnson had an average of six individual goals for 2023. Having multiple performance metrics inherently reduces excessive or unnecessary risk-taking, as incentive compensation is spread among a number of metrics rather than concentrated in a few.

Total Compensation for 2023

For 2023, total compensation is the sum of base compensation earned in 2023, STI earned in 2023, and LTI awards granted in 2023. Additionally, total compensation for Ms. Stanfield includes a discretionary cash award approved by the Committee as described below under the heading "Other Compensation."

Base Compensation for 2023

For 2023, Mr. Powell’s base compensation was set at $625,000 (an increase from his 2022 base compensation of $550,000), near the median for CEOs in Aimco’s peer group. Ms. Stanfield’s base compensation was set at $475,000 (an increase from her 2022 base compensation of $450,000) and Ms. Johnson's base compensation was set at $425,000 (an increase from her 2022 base compensation of $395,000).

Short-Term Incentive Compensation for 2023

The Committee determined Mr. Powell’s STI by the extent to which Aimco met five designated corporate goals, which are described below and are referred to as Aimco’s Key Performance Indicators, or KPIs.

For the other NEOs, calculation of STI was determined by two components: Aimco’s performance against the KPI; and each officer’s achievement of her individual MAP goals. For example, if an executive’s target STI was $400,000 and weighted 50% on KPIs, then 50% of that amount, or $200,000, varied based on KPI results and 50% of that amount, or $200,000, varied based on MAP results. As actual KPI results were 119.80% of target in 2023, then the executive would receive 119.80% of $200,000 ($239,600) for the KPI portion of her STI, and if MAP results were 100%, such hypothetical executive would receive 100% of the $200,000, for a total STI payment of $439,600.

Aimco’s 2023 KPIs consisted of the following five corporate goals that were reviewed with, and approved by, the Committee, each weighted as described.

CORPORATE GOALS

Portfolio Management (20% of KPI)

Based on 2023 NOI performance of stabilized portfolio, and opportunistic dispositions and monetization of investments

Development and Redevelopment (30% of KPI)

Based on development and redevelopment execution as compared to the 2023 budget and plan

Capital Deployment and Allocation (20% of KPI)

Based on the deployment and allocation of capital into the existing pipeline of previously identified and/or controlled investment opportunities

Balance Sheet (20% of KPI)

Based on maintaining abundant liquidity, and other balance sheet activities that strengthen Aimco's balance sheet and add financial flexibility

Human Capital and Environmental. Social, and Governance (ESG) (10% of KPI)

Based on team retention and team engagement scores and 2023 progress against ESG objectives

These goals aligned executive officers with the long-term goals of the Company without encouraging them to take unnecessary and excessive risks. Threshold performance paid out at 50%; target performance paid out at 100%; and maximum performance paid out at 200%.

For some goals, where performance was between threshold and target or between target and maximum, the amount of the payout was interpolated.

The following is a tabular presentation of the performance criteria and results for 2023, explained in detail in the paragraphs that follow:

`

Performance Measures	Goal Weighting	Threshold 50%	Target 100%	Maximum 200%	Actual	Payout

Portfolio Management

2023 NOI performance of stabilized portfolio as compared to 2023 Budget.	20%	Threshold performance equated to 5% less than budgeted NOI	Target performance equated to budgeted NOI.	Maximum performance equated to more than 5% above budgeted NOI	Stabilized property NOI was approximately 0.7% above budgeted NOI.	22.80%

Development and Redevelopment

Achieve budgeted/forecasted expectations on timing and costs for development/redevelopment projects and rents compared to underwriting.	30%	—	Based on completion of projects on time and on budget, and achievement of year-end occupancy and rental rates consistent with the 2023 budget and plan.	—

Completed construction and lease up of The Hamilton, a 276-home waterfront apartment community in Miami, FL, completed and opened The Benson Hotel and Faculty Club on the Anschutz Medical Campus in Aurora, CO, and delivered and leased initial homes at Upton Place in Washington, D.C., and at Oak Shore in Corte Madera, CA. In total, Armco delivered 350 new apartment homes, opened the 106-room hotel and event space, and completed five single family rental homes. At these projects, Aimco signed leases at rates, on average, 17% above underwritten levels. Aimco and its joint venture partner continued construction on a 220-apartment home development at Strathmore Square in Bethesda, MD.

						32.00%

Capital Deployment and Allocation

Deployment and allocation of capital into the existing pipeline of previously identified and/or controlled investment opportunities.	20%	—	Based on the deployment and allocation of capital consistent with the 2023 Budget into the existing pipeline of previously identified and/or controlled investment opportunities.	—

Invested $234 million, including $51 million of Aimco equity, into active development projects and another $19 million in planning across four markets. Additionally, Aimco closed a 20% non-controlling position in the Parkmerced mezzanine loan for $33.5 million. At the time of closing, the purchaser also pre-paid $4 million in interest on an option to acquire the remaining 80%. Separately, Aimco monetized its associated interest rate swaption for $54 million and invested the proceeds in a short-term treasury instrument as an ongoing hedge of the Parkmerced mezzanine loan investment. In total, Aimco monetized $91.5 million of its Parkmerced mezzanine investments. Aimco's joint venture in Fort Lauderdale, Florida monetized an additional portion of its investment by closing on the sale of the second of three land parcels along Broward Avenue. The 1.1-acre land parcel was sold for $31.2 million, more than double the original purchase price per acre.

						25.00%

Balance Sheet

Maintaining abundant liquidity, and other activities that strengthen Aimco’s balance sheet and add financial flexibility.	20%	—	Based on maintaining abundant liquidity, and other balance sheet activities that strengthen Aimco's balance sheet and add financial flexibility.	—	As of December 31, 2023, Aimco had access to $289.3 million, including $122.6 million of cash on hand, $16.7 million of restricted cash, and the capacity to borrow up to $150.0 million on its revolving credit facility. As of December 31, 2023, 100% of Aimco's total debt was either fixed rate or hedged with interest rate cap protection and, including contractual extensions, Aimco has only $8.5 million, or less than 1% of its total debt, maturing prior to May 2026.	25.00%

Human Capital & Environmental, Social, and Governance (ESG)

Progress Against Human Capital and ESG Objectives	10%	—	Based on team retention and team engagement scores and achievement of 2023 ESG plan.	—	Retained 100% of officer team and reduced overall voluntary turnover by more than half year-over-year (from 14% voluntary turnover in 2022 to 6% in 2023). Team engagement was 4.74 (up from 4.52 in 2022), a new Aimco record, based on a response rate of 100%. Recognized as a “Healthiest Employer” by Denver Business Journal, South Florida Business Journal, and Healthiest Employers of Greater Washington, D.C., and certified as a “Great Place to Work.” Refreshed ESG policies and enhanced disclosure pursuant to the Task Force on Climate-Related Financial Disclosures, or TCFD.	15.00%

Total						119.80%

An explanation of the objective of each goal and performance levels and payouts for each goal is set forth below.

Portfolio Management (20% of KPI). The primary objective of this goal was to fulfill the Company’s strategic objective to achieve rent growth for its stabilized portfolio based on high levels of resident retention, through superior customer selection and satisfaction, coupled with disciplined innovation resulting in sustained cost control, to maximize NOI margins. For 2023, the range for stabilized portfolio NOI was as follows: “Threshold” equated to achievement of five percent unfavorable to 2023 budgeted NOI; “Target” equated to achievement of 2023 budgeted NOI; and “Maximum” equated to five percent favorable to 2023 budgeted NOI. Stabilized property NOI was 0.7% above budgeted NOI. This resulted in a payout on the Portfolio Management goal of 22.80% for each of the NEOs.

Development and Redevelopment Execution (30% of KPI). The primary objective of this goal was to fulfill the Company’s strategic objective of executing development, redevelopment, and lease-up projects pursuant to the Company’s 2023 budget and plan. Large and/or complex projects provided increased weighting toward the total goal weighting of 30%, while smaller scale projects provided lower weighting toward the total goal weighting. Achievement for each project was determined with reference to the 2023 budgeted investment and plan for the project, and was based on the extent to which the project work was completed on time and within budget, as well as, where applicable, the extent to which year-end occupancy and rental rates were consistent with the 2023 budget and plan. In 2023, Aimco's development and redevelopment projects were on track as measured by budget and lease-up metrics. Aimco completed construction and lease up of The Hamilton, a 276-home waterfront apartment community in Miami, FL, completed and opened The Benson Hotel and Faculty Club on the Anschutz Medical Campus in Aurora, CO, and delivered and leased initial homes at Upton Place in Washington, D.C., and at Oak Shore in Corte Madera, CA. In total, Aimco delivered 350 new apartment homes, opened the 106-room hotel and event space, and completed five single family rental homes. At these projects, Aimco signed leases at rates, on average, 17% above underwritten levels. Aimco and its joint venture partner continued construction on a 220-apartment home development at Strathmore Square in Bethesda, MD. This resulted in a payout on this goal of 32.00% for each of the NEOs.

Capital Deployment and Allocation (20% of KPI). The primary objective of this goal was to fulfill the Company’s strategic objective of effectively deploying capital into its existing pipeline of previously identified and/or controlled investment opportunities. In 2023, Aimco invested $234 million, including $51 million of Aimco equity, into active development projects and another $19 million in planning across four markets. Additionally, Aimco closed a 20% non-controlling position in the Parkmerced mezzanine loan for $33.5 million. At the time of closing, the purchaser also pre-paid $4 million in interest on an option to acquire the remaining 80%. Separately, Aimco monetized its associated interest rate swaption for $54 million and invested the proceeds in a short-term treasury instrument as an ongoing hedge of the Parkmerced mezzanine loan investment. In total, Aimco monetized $91.5 million of its Parkmerced mezzanine investments. Aimco's joint venture in Fort Lauderdale, Florida monetized an additional portion of its investment by closing on the sale of the second of three land parcels along Broward Avenue. The 1.1-acre land parcel was sold for $31.2 million, more than double the original purchase price per acre. This resulted in a payout on this goal of 25.00% for each of the NEOs.

Balance Sheet (20% of KPI). The primary objective of this goal was to fulfill the Company’s strategic objectives of maintaining abundant liquidity and other activities that strengthen Aimco’s balance sheet and add financial flexibility. As of December 31, 2023, Aimco had access to $289.3 million, including $122.6 million of cash on hand, $16.7 million of restricted cash, and the capacity to borrow up to $150.0 million on its revolving credit facility. As of December 31, 2023, 100% of Aimco's total debt was either fixed rate or hedged with interest rate cap protection and, including contractual extensions, Aimco has only $8.5 million, or less than 1% of its total debt, maturing prior to May 2026. This resulted in a payout on the balance sheet goal of 25.00% for each of the NEOs.

Human Capital & Environmental, Social, and Governance (10% of KPI). The primary objective of this goal was to fulfill Aimco’s strategic objective of fostering a healthy environment of respect and innovation, empowering our human capital to create value, and furthering our broader commitment to corporate responsibility. In 2023, Aimco retained 100% of its officer team and reduced overall voluntary turnover by more than half year-over-year (from 14% voluntary turnover in 2022 to 6% in 2023). Every teammate is surveyed via a third-party, confidential survey performed on an annual basis. The team engagement score consists of the average of the responses to the questions that comprise the engagement index, on a scale of 1 to 5, for all teammates who complete the survey during the year. Team engagement for 2023 was 4.74 (up from 4.52 in 2022), a new Aimco record, based on a response rate of 100%. Aimco was recognized as a “Healthiest Employer” by the Denver Business Journal, the South Florida Business Journal, and Healthiest Employers of Greater Washington, D.C., and certified as a “Great Place to Work.” In 2023, Aimco refreshed its ESG policies and enhanced its disclosure pursuant to the TCFD. This resulted in a payout on the ESG goal of 15.00% for each of the NEOs.

Due to Aimco’s overall achievement on each of its 2023 goals, Aimco’s overall KPI performance was 119.80%. Accordingly, each NEO was awarded 119.80% of the portion of his or her target STI attributable to KPI.

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

Long-Term Incentive Compensation Awards for 2023

Under the 2023 LTI program for executive officers, two forms of LTI awards were granted to NEOs on February 1, 2023, as follows: (1) performance-based restricted stock, which was granted to Mr. Powell and Mses. Stanfield and Johnson, representing 100% of the 2023 LTI award for Mr. Powell and approximately two thirds of the respective 2023 LTI awards for Mses. Stanfield and Johnson, which vests as set forth below; and (2) time-based restricted stock, which was granted to Mses. Stanfield and Johnson, representing one-third of their respective 2023 LTI awards, with one-third of the awards vesting on each anniversary of the grant date subject to continued employment on the applicable vesting date. Aimco refers to the performance-based restricted stock as “performance-based LTI awards” because the amount of restricted stock that vests, if any, is determined based on Aimco’s relative TSR performance during a forward looking, three-year performance period, as described in detail below.

The Committee typically grants LTI awards at the time of its final compensation determination, generally in late January or early February.

2023 CEO LTI Equity Mix	2023 OTHER NEOs LTI EQUITY MIX

Performance-Based,
Based Entirely on Relative TSR
100%
Time-Based
0%

The amount of performance-based LTI awards granted in 2023 that may vest are determined in accordance with the following TSR performance metrics:

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

(1) The relative metrics above reflect the metrics used for the awards made in 2023 for the three-year forward looking performance period ending on December 31, 2025.

(2) If absolute TSR for the three-year forward looking performance period is negative, any portion of the LTI award achieved above target will not vest until absolute TSR is once again positive.

(3) The identified peer group, developed by the Committee with the assistance of its independent executive compensation consultant, consisted of the following 13 real estate companies: Armada Hoffler Properties, Inc.; Centerspace; Clipper Realty, Inc.; Elme Communities; Five Point Holdings, LLC; Forestar Group, Inc.; Howard Hughes Corp.; Independence Realty Trust, Inc.; JBG SMITH Properties; Stratus Properties, Inc.; The St. Joe Company; Tejon Ranch Co.; and Veris Residential.

Such metrics apply to the performance-based restricted stock granted to Mr. Powell and Mses. Stanfield and Johnson. The Committee set threshold performance to be earned at 50% of target; target performance to be earned at 100% of target; and maximum performance to be earned at 200% of target. Performance below threshold will result in no amount earned. If performance is between threshold and target or between target and maximum, the amount earned will be interpolated. Performance-based LTI awards vest 100% following the end of the three-year performance period (based on attainment of TSR targets), for a three-year plan from start to finish, illustrated below, subject to the grantee’s continued service to Aimco, and subject to a delay if absolute TSR for the three-year forward looking performance period is negative.

For the purpose of calculating the number of shares of performance-based restricted stock to be granted to Mr. Powell and Mses. Stanfield and Johnson, the dollar amount allocated to restricted stock was divided by $7.75 per share, which represents the per share value based on a Monte Carlo model calculated by a third party financial firm with particular expertise in the valuation of performance-based restricted stock. The share award agreements to which the performance-based restricted shares were granted do not provide for the payment of dividends, if any, until the shares are earned. Dividends, if any, accrue during the performance period.

For the purpose of calculating the number of shares of time-based restricted stock to be granted to Mses. Stanfield and Johnson, the dollar amount allocated to restricted stock was divided by $7.52, which the average closing trading price of Aimco's Common Stock for the five-day trading period up to and including the date of the grant.

NEO Compensation for 2023

CEO Compensation. The Committee determined Mr. Powell’s STI for 2023 would be based entirely on Aimco’s performance against corporate goals, described above. The Committee calculated Mr. Powell’s STI by multiplying his STI target of $781,000 by 119.80%, which was the Committee’s payout determination having reviewed Aimco’s overall performance against corporate goals, as described in detail above. The Committee granted Mr. Powell’s LTI in the form of restricted stock on February 1, 2023, for the three-year performance period from January 1, 2023, through December 31, 2025; the LTI grant is entirely at risk, based on relative total stockholder returns over the performance period. Mr. Powell’s 2023 target compensation and incentive compensation is summarized as follows:

		Target Total Incentive		2023 Incentive Compensation
		Compensation		STI	LTI
Target Total Compensation ($)	Paid Base ($)	STI ($)	LTI ($)	($) (1)	Time-Based Equity ($)	Performance-Based Equity – Restricted Stock ($) (2)
3,906,000	625,000	781,000	2,500,000	935,638	—	2,500,000

__________

(1) Amount shown reflects the amount of 2023 STI paid to Mr. Powell.

(2) Amount shown reflects the value at grant, or “target” performance. The actual amount earned may range from 0% to 200% of this amount depending on performance results over the forward looking, three-year performance period ending December 31, 2025. The number of shares that are earned, if any, will vest 100% following the end of the three-year performance period, for a three-year vesting period.

Other NEO Compensation. For Mses. Stanfield and Johnson, an allocation of the target STI was made as follows: 50% of the target STI was calculated based on Aimco’s performance against KPI and 50% of the target STI was calculated based on each executive’s achievement of her individual MAP goals. As described above, Aimco’s KPI performance was 119.80%. Accordingly, each was awarded 119.80% of the portion of her STI attributable to KPI.

In determining the MAP achievement component of 2023 STI, Mr. Powell made the following recommendations to the Committee: Ms. Stanfield’s MAP objectives were achieved at 170% of target for her contributions to Aimco’s balance sheet and to finance, capital allocation, and tax; and Ms. Johnson’s MAP objectives were achieved at 155% of target for her leadership over legal matters, human capital, ESG efforts, and information technology. The Committee reviewed and approved Mr. Powell’s recommendations with respect to Mses. Stanfield and Johnson. As described above, LTI for Mses. Stanfield and Johnson was granted on February 1, 2023, in the form of restricted stock. One-third of the LTI target vests ratably over three years, and is for the purpose of attracting and retaining key talent integral to the success of Aimco. Two-thirds of the LTI target is at risk, based on relative total stockholder returns for the three-year performance period from January 1, 2023, through December 31, 2025. Target compensation and incentive compensation for 2023 for Mses. Stanfield and Johnson is summarized as follows:

			Target Total		2023 Incentive Compensation ($)
			Incentive
			Compensation		STI	LTI
	Target Total Compensation ($)	Paid Base ($)	STI ($)	LTI ($)	($) (1)	Time-Based Restricted Stock ($) (2)	Performance- Based Restricted Stock ($) (3)
Ms. Stanfield	1,800,000	475,000	475,000	850,000	688,275	283,333	566,667
Ms. Johnson	1,411,000	425,000	361,000	625,000	496,014	208,333	416,667

__________

(1)
Amounts shown reflect the 2023 STI paid to each of Mses. Stanfield and Johnson.
(2)
Comprises one-third of the LTI target, vesting ratably over three years, and is for the purpose of attracting and retaining key talent integral to the success of Aimco.
(3)
Amounts shown reflect the value at grant, or “target” performance. Actual amounts earned will be in a range of 0% to 200% of these amounts, depending on performance results for the three-year performance period from January 1, 2023, through December 31, 2025.

Determination Regarding 2021 Performance Share Awards. As part of the 2021 LTI program, the Company granted performance-share awards that might be earned based on relative TSR as compared to the Russell 200 Value Index (one-third weighting), FTSE NAREIT Equity Apartments Index (one-third weighting), and Aimco's identified peer group (one-third weighting) over a three-year performance period ending on December 31, 2023, with awards vesting 50% following the end of the three-year performance period (based on attainment of TSR targets) and 50% one year later, subject to continued employment on the applicable vesting date,for a four-year plan from start to finish. On January 31, 2024, the Committee determined that Aimco’s three-year TSR was 2,190 basis points higher than the Russell 200 Value Index, 3,020 basis points higher than the FTSE NAREIT Equity Apartments Index, and at the 92nd percentile of the identified peer group for the three-year performance period ending on December 31, 2023, resulting in the number of shares for the performance-vesting awards being earned at the maximum level of performance, or 200% of target, for each of the NEOs.

The chart below summarizes the results for the 2021 performance share awards, and provides performance as of December 31, 2023, for the “in progress” 2023 and 2022 and performance share awards.

Long Term Incentive Plan Award Status as of December 31, 2023
as
Three-Year Performance Period	2021	2022	2023	2024	2025	Status

2023 – 2025			33% Completed			Tracking at 56%, between Threshold and Target
2022 – 2024		67% Completed				Tracking at 171%, between Target and Maximum
2021 – 2023	100% Completed					Payout Achieved at Maximum Performance Level of 200%

Other Compensation

From time to time, Aimco determines to provide executive officers with additional compensation in the form of discretionary cash or equity awards. In reviewing Ms. Stanfield's performance for 2023, Mr. Powell recommended to the Committee that Ms. Stanfield be provided a discretionary cash award in the amount of $75,000, for her efforts in negotiating and closing on the sale of a 20% non-controlling position in the Parkmerced mezzanine loan investment for $33.5 million plus $4 million in pre-paid interest on the remaining 80%, and the monetization of the associated interest rate swaption for $54 million. Because the cash bonus was a discretionary bonus paid in 2024, the bonus will be reflected in the 2024 Summary Compensation Table.

Post-Employment Compensation and Employment and Severance Arrangements

401(k) Plan

Aimco provides a 401(k) plan that is offered to all Aimco teammates. Aimco matches 100% of participant contributions to the extent of the first 3% of the participant's eligible compensation and 50% of participant contributions to the extent of the next 2% of the participant's eligible compensation. For 2023, the maximum match by Aimco was $13,200, which was the amount that Aimco matched for each of Mr. Powell and Mses. Stanfield and Johnson’s 2023 401(k) contributions.

Other than the 401(k) plan, Aimco does not provide post-employment benefits. Aimco does not maintain a defined benefit pension plan, a supplemental executive retirement plan, or any other similar arrangements.

Executive Employment Arrangements

2021 Powell Employment Agreement. On October 27, 2021, Aimco Development Company, LLC, an affiliate of the Company and the employer entity for Aimco’s employees, entered into an employment agreement with Mr. Powell (the “2021 Employment Agreement”). The Committee evaluated the terms of the 2021 Employment Agreement in comparison to those of the CEOs of Aimco’s peers. The 2021 Employment Agreement is for an initial term expiring on December 31, 2022. The 2021 Employment Agreement provides that on December 31, 2022, and on each subsequent one-year anniversary thereafter, the agreement shall be renewed for an additional one-year term unless either party gives written notice of intent not to renew to the other party at least 60 days before the end of the then calendar year. On each of December 31, 2022, and December 31, 2023, the 2021 Employment Agreement was renewed for an additional one-year term.

The 2021 Employment Agreement provides that the Committee shall review and set Mr. Powell’s target total compensation on an annual basis in comparison to compensation paid to the Company’s peers, taking into consideration experience, performance, and other relevant factors.

Pursuant to the 2021 Employment Agreement, upon termination of Mr. Powell’s employment by Aimco Development Company, LLC without "Cause," or by Mr. Powell for "Good Reason" (each as defined in the 2021 Employment Agreement), Mr. Powell is generally entitled to: (a) a lump sum cash payment equal to two times the sum of (i) his annual base salary for the calendar year of the date of termination, and (ii) his target annual bonus for the calendar year of the date of termination; (b) any short-term incentive bonus earned but unpaid for a prior fiscal year (the “Prior Year STI”); (c) a pro-rata portion of the short-term incentive bonus he would have earned for the year in which the termination occurs, based on the actual achievement of the applicable performance targets (the “Pro Rata STI”); and (d) an amount equal to the monthly COBRA premium for health and welfare plan coverage for Mr. Powell and his coverage dependents in effect on the date of termination (the “monthly COBRA reimbursement”) multiplied by 24 months. The vesting and exercisability of any equity awards held Mr. Powell on the date of termination would be determined in accordance with the applicable incentive plan and award agreement.

In the event of termination of Mr. Powell’s employment by Aimco without "Cause," or by Mr. Powell for "Good Reason," in either case, within the period commencing six months prior to and ending 24 months following a “Change in Control” (as defined in the 2021 Employment Agreement), then in lieu of the severance benefits described above, Mr. Powell will be entitled to: (a) a lump sum cash payment equal to three times the sum of (i) his annual base salary for the calendar year of the date of termination, and (ii) his target annual bonus for the calendar year of the date of termination; (b) the Prior Year STI; (c) the Pro Rata STI; (d) the monthly COBRA reimbursement multiplied by 36 months; and (e) 100% accelerated vesting of any unvested equity awards then held by Mr. Powell (with performance-vesting awards vesting at the greater of target and actual performance).

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

Neither Ms. Stanfield nor Ms. Johnson has an employment agreement with the Company.

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

• a pro-rata portion of the short-term incentive bonus the participant would have earned for the year in which the termination occurs, based on the actual achievement of the applicable performance targets; and

• with respect to each participant, an amount equal to their monthly COBRA premium reimbursement, multiplied by 18 months.

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

• a pro-rata portion of the short-term incentive bonus the participant would have earned for the year in which the termination occurs, based on the actual achievement of the applicable performance targets;

• with respect to each participant, the monthly COBRA premium reimbursement multiplied by 24 months; and

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

Non-Competition and Non-Solicitation Agreements

Effective in connection with their promotions by Aimco for Mr. Powell and Mses. Stanfield and Johnson, Aimco entered into certain non-competition and non-solicitation agreements with each executive. Mr. Powell’s non-competition and non-solicitation agreement was replaced by his 2021 Employment Agreement. Pursuant to these agreements, each of these NEOs agreed that during the term of his or her employment with the Company and for a period of two years following the termination of his or her employment without "Cause" (as defined in the non-competition and non-solicitation agreement), except in circumstances where there was a change in control of the Company, he or she would not (i) be employed by a competitor of the Company described on a schedule to the agreement, (ii) solicit other employees to leave the Company’s employment, or (iii) solicit customers of Aimco to terminate their relationship with the Company. The agreements further require that the NEOs protect Aimco’s trade secrets and confidential information. For Mr. Powell, the non-solicitation requirement survives a change in control of the Company. For Mses. Stanfield and Johnson, the agreements provide that in order to enforce the above-noted non-competition condition following the executive’s termination of employment by the Company without cause, the executive will receive, for a period not to extend beyond the earlier of 24 months following such termination or the date of acceptance of employment with a non-competitor, (i) non-compete payments in an amount, if any, to be determined by the Company in its sole discretion and (ii) a monthly payment equal to two-thirds of such executive’s monthly base salary at the time of termination. For purposes of these agreements, “cause” is defined to mean, among other things, the executive’s (i) breach of the agreement, (ii) failure to perform required employment services, (iii) misappropriation of Company funds or property, (iv) conviction, plea of guilty, or plea of no contest to a crime involving fraud or moral turpitude, or (v) negligence, fraud, breach of fiduciary duty, misconduct or violation of law.

Equity Award Agreements

Double Trigger Vesting Upon Change in Control. The award agreements pursuant to which restricted stock, stock option, and/or LTIP Unit awards have been granted to Mr. Powell and Mses. Stanfield and Johnson, as applicable, provide that if (i) a change in control occurs and (ii) the executive’s employment with the Company is terminated either by the Company without "Cause" or by the executive for "Good Reason" (each as defined in the equity award agreement), in either case, within the period commencing six months prior to and ending 24 months following a change in control, then (a) for time-based restricted stock and/or LTIP Unit awards, all outstanding shares of restricted stock and LTIP Units shall become immediately and fully vested, and (b) for performance-based restricted stock, stock options, and/or LTIP Unit awards, all outstanding shares of restricted stock, stock options, and/or LTIP Units shall become immediately and fully vested based on the higher of actual or target performance through the truncated performance period ending on the date of the change in control, and all vested stock options will remain exercisable for the remainder of the term of the option.

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

Stock Ownership Guidelines and Required Holding Periods After Vesting

Aimco believes that it is in the best interest of Aimco’s stockholders for Aimco’s executive officers to own Aimco equity. Every year, the Committee and CEO review Aimco’s stock ownership guidelines, each executive officer’s holdings in light of the stock ownership guidelines, and each executive officer’s accumulated realized and unrealized restricted stock, stock option, and LTIP Unit gains. The Committee last updated the stock ownership guidelines in April 2022.

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

Role of Outside Consultants

The Committee has the authority under its charter to engage the services of outside advisors, experts and others to assist the Committee. In 2023, the Committee engaged Willis Towers Watson to advise the Committee regarding Aimco’s executive compensation plan. Willis Towers Watson did not provide other services to Aimco. The Committee assessed the independence of Willis Towers Watson pursuant to SEC rules and concluded that Willis Towers Watson is independent.

In 2023, the Committee directed Willis Towers Watson to: (i) perform studies of competitive compensation practices; (ii) develop conclusions and recommendations regarding Aimco’s executive compensation plans for consideration by the Committee; (iii) identify an executive compensation peer group; (iv) perform a benchmarking analysis of the base salary, STI, and LTI of the NEOs relative to competitive practices; (v) advise the Committee regarding stock ownership guidelines for the NEOs; and (vi) perform an assessment of the risks contained in Aimco’s incentive compensation plans.

Base Salary, Incentive Compensation, and Equity Grant Practices

Base salary adjustments typically take effect on January 1. The Committee determines incentive compensation in late January or early February. STI is typically paid in February or March. LTI is granted on a date determined by the Committee, typically in late January or early February.

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

2024 Compensation Targets

Based on comparison to compensation paid to CEOs at Aimco’s peers, the Committee set Mr. Powell’s target total compensation (base compensation, STI and LTI) for 2024 at approximately $3.6 million, which approximated the peer median. The Committee set target total compensation (base compensation, STI and LTI) for 2024 for the other NEOs as follows: Ms. Stanfield — approximately $1.6 million; and Ms. Johnson — approximately $1.3 million. Aimco performance will determine the amounts paid for 2024 STI and the portion of LTI awards that vest, and such amounts may be less than, or in excess of, these target amounts. STI will be paid in cash. The LTI was granted on January 31, 2024, and was in the form of time- and performance-vesting restricted stock (or in the case of Mr. Powell, solely in the form of performance-vesting restricted stock).

Accounting Treatment and Tax Deductibility of Executive Compensation

The Committee generally considers the accounting treatment and tax implications of the compensation awarded or paid to our executives. Grants of equity compensation awards under our long-term incentive program are accounted for under FASB ASC Topic 718. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to any publicly held corporation for compensation paid to certain executive officers that exceeds $1.0 million in any taxable year. The Company has awarded, and may continue to award, compensation as it considers appropriate that does not qualify for deductibility under Section 162(m).

Compensation and Human Resources Committee Report to Stockholders

The Compensation and Human Resources Committee held five meetings during the year ended December 31, 2023. The Compensation and Human Resources Committee has reviewed and discussed the Compensation Discussion & Analysis with management. Based upon such review, the related discussions, and such other matters deemed relevant and appropriate by the

Compensation and Human Resources Committee, the Compensation and Human Resources Committee has recommended to the Board that the Compensation Discussion & Analysis be included in this filing.

Date: February 20, 2024

QUINCY L. ALLEN

PATRICIA L. GIBSON

JAY PAUL LEUPP

SHERRY L. REXROAD

DEBORAH SMITH

R. DARY STONE

JAMES P. SULLIVAN

KIRK A. SYKES (CHAIRMAN)

The above report will not be deemed to be incorporated by reference into any filing by Aimco under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Aimco specifically incorporates the same by reference.

SUMMARY COMPENSATION TABLE

The table below summarizes the compensation for the years 2023, 2022 and 2021 attributable to each of the NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)

Wes Powell —	2023	625,000	—	2,500,003	(5)	—	935,638	13,200	4,073,841
President and Chief Executive Officer	2022	550,000	—	550,003		550,002	1,196,516	12,200	2,858,721
	2021	525,000	—	3,123,148		964,228	827,662	5,160	5,445,198

H. Lynn C. Stanfield —	2023	475,000	—	852,648	(6)	—	754,965	13,200	2,095,813
Executive Vice President and Chief Financial Officer	2022	450,000	—	528,077		—	805,753	12,200	1,796,030
	2021	425,000	—	2,354,344		—	633,332	5,160	3,417,836

Jennifer Johnson —	2023	425,000	—	626,944	(7)	—	686,666	13,200	1,751,810
Executive Vice President, Chief Administrative Officer and General Counsel	2022	395,000	—	327,198		50,001	774,309	12,200	1,558,708
	2021	371,280	—	1,558,035		—	617,877	5,160	2,552,352

__________

(1)
This column represents the aggregate grant date fair value of stock awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column for 2023, refer to the Share-Based Compensation footnote to Aimco's consolidated financial statements in this filing.

The amounts shown in this column for 2023 include the grant date fair value of the performance-based restricted stock awards granted in 2023 based on the probable outcome of the performance condition to which such awards are subject, which was calculated by a third-party consultant using a Monte Carlo valuation model in accordance with FASB ASC Topic 718. Based on the foregoing, the grant date fair value is $7.75 per share for the performance-based restricted stock awards granted to each of Mr. Powell and Mses. Stanfield and Johnson, that are based on relative TSR performance.

(2)
This column represents the aggregate grant date fair value of the option awards in the year granted computed in accordance with FASB ASC Topic 718.
(3)
For Mr. Powell, the amount shown represents the STI bonus that was paid to him on February 21, 2024. For Ms. Stanfield, the amount shown equals the sum of $688,275, representing the STI bonus that was paid to her on February 21, 2024, and $66,690, representing a payout in 2023 pursuant to a prior year long-term cash grant. For Ms. Johnson, the amount shown equals the sum of $496,014, representing the STI bonus that was paid to her on February 21, 2024, and $190,652, representing a payout in 2023 pursuant to prior year long-term cash grants.
(4)
Includes non-discretionary matching contributions under Aimco’s 401(k) plan.
(5)
Consists of a 2023 LTI award of 322,581 shares of performance-based restricted stock for the forward looking, three-year performance period from January 1, 2023, through December 31, 2025, with the number of shares earned, if any, vesting 100% following the end of the three-year performance period, subject to Mr. Powell’s continued employment on the applicable vesting date.
(6)
Equity awards for Ms. Stanfield in 2023 include a 2023 LTI award consisting of the following: (i) 37,678 shares of time-based restricted stock, vesting one-third on each anniversary of the grant date; and (ii) 73,119 shares of performance-based restricted stock for the forward looking, three-year performance period from January 1, 2023, through December 31, 2025, with the number of shares earned, if any, vesting 100% following the end of the three-year performance period, in each case, subject to Ms. Stanfield’s continued employment on the applicable vesting date.
(7)
Equity awards for Ms. Johnson in 2023 include a 2023 LTI award consisting of the following: (i) 27,704 shares of time-based restricted stock, vesting one-third on each anniversary of the grant date; and (ii) 53,764 shares of performance-based restricted stock for the forward looking, three-year performance period from January 1, 2023, through December 31, 2025, with the number of shares earned, if any, vesting 100% following the end of the three-year performance period, in each case, subject to Ms. Johnson’s continued employment on the applicable vesting date.

GRANTS OF PLAN-BASED AWARDS IN 2023

The following table provides details regarding plan-based awards granted to the NEOs during the year ended December 31, 2023.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of	All other Option Awards Number of Securities Underlying Options			Exercise or Base Price of	Grant Date Fair Value of Stock and
								Stock or				Option	Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#) (3)	Threshold (#)	Target (#)	Maximum (#)	Awards ($/Sh)	Awards ($) (4)
Wes Powell	2/1/2023	390,500	781,000	1,562,000
	2/1/2023				161,291	322,581	645,162						2,500,003
H. Lynn Stanfield	2/1/2023	237,500	475,000	950,000
	2/1/2023							37,678					285,976
	2/1/2023				36,560	73,119	146,238						566,672
Jennifer Johnson	2/1/2023	180,500	361,000	722,000
	2/1/2023							27,704					210,273
	2/1/2023				26,882	53,764	107,528						416,671

__________

(1)
On February 1, 2023, the Committee made determinations of target total incentive compensation for 2023 based on achievement of Aimco’s five corporate goals for 2023, and, with respect to Mses. Stanfield and Johnson, achievement of specific individual objectives. The awards in this column indicate the 2023 STI portion of these target total incentive amounts — at threshold, target, and maximum performance levels. The actual 2023 STI awards earned by each of Mr. Powell and Mses. Stanfield and Johnson are as disclosed in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.” See the discussion above under “CD&A — Total Compensation for 2023 — Short-Term Incentive Compensation for 2023.”

(2)
The amounts in this column include the number of shares underlying performance-based restricted stock granted on February 1, 2023, pursuant to the executive's 2023 LTI award that may be earned – at threshold, target and maximum performance levels – based on relative TSR (one-third of each award is based on the Company’s TSR relative to each of the Russell 2000 Value Index, the FTSE NAREIT Equity Apartments Index, and Aimco's identified peer group) over a three-year period from January 1, 2023, to December 31, 2025, with the number of shares earned, if any, vesting 100% on the later of the third anniversary of the grant date or the date on which performance is determined (but no later than March 15, 2026), subject to the applicable executive’s continued employment on the applicable vesting date.

(3)
The amounts in this column reflect the number of shares of time-based restricted stock granted pursuant to the 2023 LTI award, vesting one-third on each anniversary of the grant date, subject to the applicable executive’s continued employment on the applicable vesting date. The number of shares of restricted stock was determined based on the average of the closing trading prices of Aimco’s Common Stock on the NYSE on the five trading days up to and including the grant date, or $7.52.

(4)
This column represents the aggregate grant date fair value of equity awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column, refer to the Share-Based Compensation footnote to Aimco’s consolidated financial statements in this filing.

The amounts shown in this column include the grant date fair value of the performance-based restricted stock awards based on the probable outcome of the performance condition to which such awards are subject, which was calculated by a third-party consultant using a Monte Carlo valuation model in accordance with FASB ASC Topic 718. Based on the foregoing, the grant date fair value is $7.75 per share for the performance-based restricted stock awards granted to each of Mr. Powell and Mses. Stanfield and Johnson that are based on relative TSR performance. The grant date fair value of the performance-based restricted stock awards, assuming achievement at the maximum level of performance, is $5,000,006 for Mr. Powell, $1,133,345 for Ms. Stanfield, and $833,342 for Ms. Johnson.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2023

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2023, for the NEOs. The table also shows unvested and unearned stock awards assuming a market value of $7.83 per share (the closing market price of the Company’s Common Stock on the New York Stock Exchange on December 29, 2023).

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Wes Powell				390,072	(2)	6.96	2/2/2032				322,581	(3)	2,525,809
		634,400	(4)			6.66	4/28/2031				150,274	(5)	1,176,645
								179,858	(6)	1,408,288
								2,563	(7)	20,068
								371,901	(8)	2,911,985
								778	(9)	6,092
H. Lynn C. Stanfield											73,119	(3)	572,522
											76,504	(5)	599,026
											49,296	(10)	42,888
								135,892	(6)	1,064,034
								37,678	(11)	295,019
								17,057	(12)	133,556
								247,934	(8)	1,941,323
								15,332	(13)	120,050
								3,429	(14)	5,864
								1,633	(15)	12,786
								662	(16)	5,183
Jennifer Johnson				35,462	(2)	6.96	2/2/2032				53,764	(3)	420,972
											54,646	(5)	427,878
								76,816	(6)	601,469
								27,704	(11)	216,922
								12,183	(12)	95,393
								175,984	(8)	1,377,955
								8,667	(13)	67,863

__________

(1)
Effective December 15, 2020, in connection with the Separation, the executive officers received a share or partnership unit of AIR for every share or partnership unit of Aimco, and partnership units were adjusted to preserve their pre-Separation value. The share amounts in this table reflect only the Aimco awards and corresponding values as of December 31, 2023. Amounts reflect the number of shares subject to the award that have not vested multiplied by the market value of $7.83 per share, which was the closing market price of Aimco’s Common Stock on December 29, 2023.
(2)
This option was granted on February 2, 2022, and, subject to relative TSR metrics set forth in the CD&A, vests 100% following the end of the three-year forward looking performance period, subject to the applicable executive’s continued employment on the applicable vesting date. The amount shown in the table is the award at maximum.
(3)
This performance-based restricted stock award was granted on February 1, 2023, and, subject to relative TSR metrics set forth in the CD&A, vests 100% following the end of the three-year forward looking performance period, subject to the applicable executive’s continued employment on the applicable vesting date. The amount shown in the table is the award at target.
(4)
This option was granted on April 28, 2021. The amount shown in the table represents the portion of the award that was earned based on our relative TSR performance for the three-year performance period from January 1, 2021, through December 31, 2023, of which 50% vested on January 31, 2024, and the remaining 50% will vest on January 27, 2025, subject to Mr. Powell's continued employment on the applicable vesting date.
(5)
This performance-based restricted stock award was granted on February 2, 2022, and, subject to relative TSR metrics set forth in the CD&A, vests 100% following the end of the three-year forward looking performance period, subject to the applicable executive’s continued employment on the applicable vesting date. The amount shown in the table is the award at maximum.
(6)
This performance-based restricted stock award was granted on April 28, 2021. The amount shown in the table represents the portion of the award that was earned based on our relative TSR performance for the three-year performance period from January 1, 2021, through December 31, 2023, of which 50% vested on January 31, 2024, and the remaining 50% will vest on January 27, 2025, subject to the applicable executive’s continued employment on the applicable vesting date.
(7)
This performance-based restricted stock award was granted on January 28, 2020. The amount shown in the table represents the portion of the award that was earned based on relative TSR performance for the three-year performance period from January 1, 2020, through

December 31, 2022, of which 50% vested on February 1, 2023, and the remaining 50% vested on January 28, 2024. Mr. Powell holds a corresponding number of AIR shares with a value of $89,013.
(8)
This restricted stock award was granted on April 15, 2021, and vests 50% on each of the fourth and fifth anniversaries of the grant date, subject to the applicable executive’s continued employment on the applicable vesting date.
(9)
This restricted stock award was granted on January 28, 2020, and vested 25% on each anniversary of the grant date. Mr. Powell holds a corresponding number of AIR shares with a value of $27,020.
(10)
This performance-based LTIP Unit award was granted on February 2, 2022, and, subject to relative TSR metrics set forth in the CD&A, vests 100% following the end of the three-year forward looking performance period, subject to Ms. Stanfield's continued employment on the applicable vesting date. The amount shown in the table is the award at maximum.
(11)
This restricted stock award was granted on February 1, 2023, and vests one-third on each anniversary of the grant date, subject to the applicable executive’s continued employment on the applicable vesting date.
(12)
This restricted stock award was granted on February 2, 2022, and vests one-third on each anniversary of the grant date, subject to the applicable executive’s continued employment on the applicable vesting date.
(13)
This restricted stock award was granted on April 28, 2021, and vests 25% on each of January 27, 2022, January 27, 2023, January 27, 2024, and January 27, 2025, subject to the applicable executive’s continued employment on the applicable vesting date.
(14)
This performance-based LTIP Unit award was granted on January 28, 2020. The amount shown in the table represents the portion of the award that was earned based on relative TSR performance for the three-year performance period from January 1, 2020, through December 31, 2022, of which 50% vested on February 1, 2023, and the remaining 50% vested on January 28, 2024. Ms. Stanfield holds a corresponding number of AIR LTIP Units with a value of zero.
(15)
This performance-based LTIP Unit award was granted on January 28, 2020. The amount shown in the table represents the portion of the award that was earned based on relative TSR performance for the three-year performance period from January 1, 2020, through December 31, 2022, of which 50% vested on February 1, 2023, and the remaining 50% vested on January 28, 2024. Ms. Stanfield holds a corresponding number of AIR LTIP Units with a value of $56,714.
(16)
This LTIP Unit award was granted on January 28, 2020, and vested 25% on each anniversary of the grant date. Ms. Stanfield holds a corresponding number of AIR LTIP Units with a value of $22,991.

OPTION EXERCISES AND STOCK VESTED IN 2023

The following table sets forth certain information regarding options and stock awards exercised and vested, respectively, during the year ended December 31, 2023, for the persons named in the Summary Compensation Table above.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Wes Powell	—	—	5,362	40,754
H. Lynn Stanfield	—	—	20,384	144,315
Jennifer Johnson	—	—	10,425	80,492

__________

(1)
Amounts reflect the difference between the exercise price of the option and the closing price at the time of exercise.
(2)
Amounts reflect the market price of the stock on the day the shares of restricted stock vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The NEOs are entitled to certain severance payments and benefits upon a qualifying termination of employment and, in the case of a change in control, double trigger accelerated vesting of equity awards in the event of a qualifying termination of employment that occurs within a period commencing six months prior to and ending 24 months following a change in control. The terms of these arrangements are described under “CD&A — Post-Employment Compensation and Employment and Severance Arrangements — Executive Employment Arrangements, Executive Severance Arrangements, and Equity Award Agreements” above.

In the table that follows, potential payments and other benefits payable upon termination of employment and change in control situations are set out as if the conditions for payments had occurred and/or the terminations took place on December 31, 2023. In setting out such payments and benefits, amounts that had already been earned as of the termination date, including 2023 STI, which would have been earned as of the termination date but not yet paid, are not shown. Also, benefits that are available to all full-time regular employees when their employment terminates are not shown. The amounts set forth below are estimates of the amounts that could be paid out to the NEOs upon their termination. The actual amounts to be paid out can only be determined at the time of such NEOs’ separation from Aimco. The following table summarizes the potential payments under various scenarios if they had occurred on December 31, 2023.

	Value of Accelerated Stock and Stock Options ($)(1)					Severance ($)
Name	Change in Control Only	Double Trigger Change in Control	Death or Disability	Termination Without Cause	Termination For Good Reason	Death	Disability	Termination Without Cause		Termination For Good Reason		Termination Without Cause or For Good Reason in Connection with a Change in Control		Non- Compete Payments ($) (2)

Wes Powell	—	8,911,511	8,911,511	—	—	—	—	2,861,750	(3)	2,861,750	(3)	4,292,624	(4)	—

H. Lynn C. Stanfield	—	4,699,527	4,699,527	—	—	—	—	982,288	(5)	982,288	(5)	1,943,050	(6)	633,333

Jennifer Johnson	—	3,173,040	3,173,040	—	—	—	—	837,523	(5)	837,523	(5)	1,640,698	(6)	566,667

__________

(1)
Amounts reflect value of accelerated restricted stock, stock options, and LTIP Units using the closing market price on December 29, 2023, of $7.83 per share, excluding accrued dividends, and in the case of performance-vesting awards, reflect acceleration at the higher or target or actual performance as of December 31, 2023.
(2)
Amounts assume a termination without "Cause" (as defined in the non-competition agreement), the agreements were enforced by the Company, and that non-compete payments in an aggregate amount equal to two-thirds of the executive’s monthly base salary would be payable for 24 months following the executive’s termination of employment by the Company without cause.
(3)
Amount consists of (i) a lump sum cash payment equal to two times the sum of base salary and target STI, and (ii) the monthly COBRA premium for health and welfare coverage for the executive and his dependents multiplied by 24 months, as payable pursuant to the 2021 Employment Agreement.

(4)
Amount consists of (i) a lump sum cash payment equal to three times the sum of base salary and target STI, and (ii) the monthly COBRA premium for health and welfare coverage for the executive and his dependents multiplied by 36 months, as payable pursuant to the 2021 Employment Agreement.
(5)
Amount consists of (i) a lump sum cash payment equal to the sum of base salary and target STI, and (ii) the monthly COBRA premium for health and welfare coverage for the executive and her dependents multiplied by 18 months, as payable pursuant to the Executive Severance Policy.
(6)
Amount consists of (i) a lump sum cash payment equal to two times the sum of base salary and target STI, and (ii) the monthly COBRA premium for health and welfare coverage for the executive and her dependents multiplied by 24 months, as payable pursuant to the Executive Severance Policy.

CHIEF EXECUTIVE OFFICER COMPENSATION AND EMPLOYEE COMPENSATION

We believe that executive pay should be internally consistent and equitable to motivate our teammates to create stockholder value. In August 2015, pursuant to a mandate of the Dodd-Frank Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the annual total compensation of the principal executive officer. The disclosure is required for fiscal years beginning on or after January 1, 2017. The annual total compensation for 2023 for Mr. Powell, our CEO, was $4,073,841, as reported under the heading “Summary Compensation Table.” Our median employee’s total compensation for 2023 was $224,236. As a result, we estimate that Mr. Powell’s 2023 total compensation was approximately 18 times that of our median employee.

Our CEO to median employee pay ratio was calculated in accordance with Item 402(u) of Regulation S-K. We identified the median employee by examining 2023 total compensation, consisting of base salary, annual bonus amounts, stock-based compensation (based on the grant date fair value of awards granted during 2023) and other incentive payments for all individuals who were employed by Aimco on December 31, 2023, other than our CEO. Our measuring date of December 31 remained the same as last year. We included all active employees and annualized the compensation for any employees who were not employed by Aimco for the full 2023 calendar year. After identifying the median employee based on 2023 total compensation, we calculated annual total compensation for such employee using the same methodology we use for our NEOs as set forth in the “Total” column in the Summary Compensation Table.

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

2023 Compensation

For 2023, based on the advice of Aimco's independent compensation consultant, Willis Towers Watson, with such advice based on a review of director compensation for Aimco's identified peer group, compensation for the non-management directors included an annual fee of $200,000, payable up to 50% in the form of a cash retainer with the remainder in stock, stock options, and/or LTIP Units. The stock, stock options, and LTIP Units were awarded on February 1, 2023. The closing price of Aimco’s Common Stock on the NYSE on February 1, 2023, was $7.59. Ms. Rexroad, who joined the Board on March 27, 2023, was awarded a prorated annual fee of $150,000, which was awarded in stock on March 27, 2023. The closing price of Aimco’s Common Stock on the NYSE on March 27, 2023, was $7.13.

Additional retainers for Board leadership positions in 2023 were as follows: Chairman of the Board — $65,000; Audit Committee Chairman — $20,000; Compensation and Human Resources Committee Chairman — $15,000; Nominating, Environmental, Social, and Governance Committee Chairman — $14,000; and Investment Committee Chairman —$15,000.

No meeting fees were paid to non-management directors for attending meetings of the Board and the committees on which they serve.

For the year ended December 31, 2023, Aimco paid the directors serving on the Board during that year as follows:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Quincy L. Allen	64,000	151,398	—	—	—	—	215,398
Terry Considine (4)	—	1,172,004	—	—	—	—	1,172,004
Patricia L. Gibson	15,000	201,864	—	—	—	—	216,864
Jay Paul Leupp	20,000	201,864	—	—	—	—	221,864
Robert A. Miller (5)	—	—	200,002	—	—	—	200,002
Wes Powell (6)	—	—	—	—	—	—	—
Sherry L. Rexroad (7)	—	151,277	—	—	—	—	151,277
Deborah Smith (8)	—	100,932	100,001	—	—	—	200,933
R. Dary Stone	65,000	201,864	—	—	—	—	266,864
James P. Sullivan	60,000	141,311	—	—	—	—	201,311
Kirk A. Sykes	115,000	100,932	—	—	—	—	215,932

__________

(1)
For 2023, each of the non-management directors were provided the opportunity to receive up to 50% of the $200,000 annual retainer, or $100,000, in cash. Amounts in this column also include cash retainers for Board leadership positions in 2023, as follows: Mr. Stone, Chairman of the Board — $65,000; Mr. Leupp, Audit Committee Chairman — $20,000; Mr. Sykes, Compensation and Human Resources Committee Chairman — $15,000; Mr. Allen, Nominating, Environmental, Social, and Governance Committee Chairman — $14,000; and Ms. Gibson, Investment Committee Chairman —$15,000.
(2)
For 2023, each of the non-management directors were provided the opportunity to receive up to 100% of the $200,000 annual retainer in Aimco equity. Messrs. Allen, Leupp, Stone, Sullivan, and Sykes and Mses. Gibson, Rexroad, and Smith elected to receive all or a portion of the equity portion of their annual retainer in shares of Aimco's Common Stock, and Mr. Considine elected to receive his annual retainer in LTIP Units. The shares were awarded on February 1, 2023, and the closing price of Aimco’s Common Stock on that date was $7.59. For the purposes of calculating the number of shares of stock to be granted, the dollar amount allocated to stock was divided by $7.52, which was the average closing trading price of Aimco's Common Stock for the five-day trading period up to and including the date of grant. The dollar value shown above represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 and is calculated based on the closing price of Aimco’s Common Stock on the date of grant.
(3)
For 2023, each of the independent directors were provided the opportunity to receive up to 100% of the $200,000 annual retainer in equity. Mr. Miller and Ms. Smith elected to receive all or a portion of the equity portion of their annual retainer in non-qualified stock options. The dollar value shown above represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The stock options as granted have an exercise price of $7.59, which was the closing price of Aimco's stock on the grant date and equal to the fair market value of Aimco's Common Stock on the grant date.
(4)
Mr. Considine resigned from serving as a member of the Board on February 13, 2023.
(5)
Mr. Miller resigned from serving as a member of the Board on April 26, 2023.
(6)
Mr. Powell, who is not an independent director, did not receive any additional compensation for serving on the Board.
(7)
Ms. Rexroad, who joined the Board on March 27, 2023, was awarded a prorated annual fee of $150,000, which was awarded in stock on March 27, 2023. The closing price of Aimco’s Common Stock on the NYSE on March 27, 2023, was $7.13. For the purposes of calculating the number of shares of stock to be granted, the dollar amount allocated to stock was divided by $7.07, which was the average closing trading price of Aimco's Common Stock for the five-day trading period up to and including the date of grant. The dollar value shown above represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 and is calculated based on the closing price of Aimco’s Common Stock on the date of grant.
(8)
As of December 31, 2023, Ms. Smith held a fully vested and exercisable option to acquire 170,323 shares.

2024 Compensation

Compensation for each of the non-management directors in 2023 includes an annual fee of $230,000, payable up to 50% in the form of a cash retainer with the remainder in stock. The stock was awarded on January 31, 2024. The closing price of Aimco’s Common Stock on the NYSE on January 31, 2024, was $7.43. Additional retainers for Board leadership positions in 2024 are as follows: Chairman of the Board — $65,000; Audit Committee Chairman — $25,000; Compensation and Human Resources Committee Chairman — $15,000; Nominating, Environmental, Social, and Governance Committee Chairman — $14,000; and Investment Committee Chairman — $20,000. Directors will not receive meeting fees in 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information available to the Company, as of February 21, 2024, with respect to Aimco’s equity securities beneficially owned by (i) each director and the NEOs, and (ii) all directors and executive officers as a group. The table also sets forth certain information available to the Company, as of February 21, 2024, with respect to shares of Common Stock held by each person known to the Company to be the beneficial owner of more than 5% of such shares. This table reflects options that are exercisable within 60 days. Unless otherwise indicated, each person has sole voting and investment power with respect to the securities beneficially owned by that person. The business address of each of the following directors and NEOs is 4582 South Ulster Street, Suite 1450, Denver, Colorado 80237. None of the securities reflected in this table held by the directors or NEOs are the subject of any hedging or pledging transaction.

Name and Address of Beneficial Owner	Number of shares of Common Stock (1)		Percentage of Common Stock Outstanding (2)	Number of Partnership Units (3)	Percentage Ownership of the Company (4)
Directors and Named Executive Officers:
Wes Powell	2,128,992	(5)	1.47%	—	1.39%
H. Lynn C. Stanfield	807,702		0.56%	17,858	0.54%
Jennifer Johnson	554,154		*	—	*
Quincy L. Allen	88,447		*	—	*
Patricia L. Gibson	128,635		*	—	*
Jay Paul Leupp	132,793	(6)	*	—	*
Sherry L. Rexroad	51,401
Deborah Smith	264,176	(7)	*	—	*
R. Dary Stone	119,369		*	—	*
James P. Sullivan	42,765		*	—	*
Kirk A. Sykes	90,979		*	—	*
All directors and executive officers as a group (11 persons)	4,409,413	(8)	3.03%	17,858	2.88%
5% or Greater Holders:
The Vanguard Group	19,689,715	(9)	13.60%	—	12.91%
100 Vanguard Blvd.
Malvern, Pennsylvania 19355
T. Rowe Price Associates, Inc.	17,751,994	(10)	12.26%	—	11.64%
100 East Pratt St.
Baltimore, Maryland 21202
BlackRock, Inc.	15,132,835	(11)	10.45%	—	9.92%
50 Hudson Yards
New York, New York 10001
Westdale Investments L.P. and affiliates	8,807,745	(12)	6.08%	—	5.78%
2550 Pacific Ave., Suite 1600
Dallas, Texas 75226

__________

* Less than 0.5%

(1) Excludes shares of Common Stock issuable upon redemption of common OP Units or equivalents.

(2) Represents the number of shares of Common Stock beneficially owned by each person divided by the total number of shares of Common Stock outstanding as of February 21, 2024. Any shares of Common Stock that may be acquired by a person within 60 days upon the exercise of options, warrants, rights or conversion privileges or pursuant to the power to revoke, or the automatic termination of, a trust, discretionary account or similar arrangement are deemed to be beneficially owned by that person and are deemed outstanding for the purpose of computing the percentage of outstanding shares of Common Stock owned by that person, but not any other person.

(3) Through wholly owned subsidiaries, Aimco acts as general partner of the Aimco Operating Partnership. As of February 21, 2024, Aimco held approximately 95.0% of the common partnership interests in the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” Generally, after a holding period of 12 months, common OP Units may be tendered for redemption and, upon tender, may be acquired by Aimco for shares of Common Stock at an exchange ratio of one share of Common Stock for each common OP Unit (subject to adjustment). If Aimco acquired all common OP Units for Common Stock (without regard to the ownership limit set forth in Aimco’s Charter), these shares of Common Stock would constitute approximately 5.0% of the then outstanding shares of Common Stock. OP Units are subject to certain restrictions on transfer.

(4) Represents the number of shares of Common Stock beneficially owned, divided by the total number of shares of Common Stock outstanding, assuming, in both cases, that all 7,673,900 OP Units outstanding as of February 21, 2024 are redeemed in exchange for shares of Common Stock (notwithstanding any holding period requirements, and Aimco’s ownership limit). See note (3) above. Excludes partnership preferred units issued by the Aimco Operating Partnership and Aimco preferred securities.

(5) Includes 317,200 shares subject to options that are exercisable within 60 days.

(6) Includes 2,000 shares held directly by Mr. Leupp, 130,780 shares held by a trust for the benefit of Mr. Leupp’s children, of which Mr. Leupp and his spouse are trustees, and 13 shares held by Terra Firma Asset Management, LLC, of which Mr. Leupp is a 65% managing member.

(7) Includes 170,323 shares subject to options that are exercisable within 60 days.

(8) Includes 487,523 shares subject to options that are exercisable within 60 days.

(9) Beneficial ownership information is based on information contained in an Amendment No. 3 to Schedule 13G filed with the SEC on February 13, 2024, by The Vanguard Group. According to the schedule, The Vanguard Group has sole dispositive power with respect to 19,316,523 of the shares, shared voting power with respect to 214,492 of the shares, and shared dispositive power with respect to 373,192 of the shares.

(10) Beneficial ownership information is based on information contained in an Amendment No. 3 to Schedule 13G filed with the SEC on February 14, 2024, by T. Rowe Price Associates, Inc. on behalf of itself and affiliated entities. According to the schedule, T. Rowe Price Associates, Inc. has sole voting power with respect to 6,863,919 of the shares and sole dispositive power with respect to all 17,751,994 shares.

(11) Beneficial ownership information is based on information contained in an Amendment No. 5 to Schedule 13G filed with the SEC on January 24, 2024, by BlackRock, Inc. According to the schedule, BlackRock, Inc. has sole voting power with respect to 14,619,883 of the shares and sole dispositive power with respect to all 15,132,835 shares.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information on equity compensation plans as of the end of the 2023 fiscal year under which equity securities of the Company are authorized for issuance is set forth in the following table.

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Subject to Outstanding Unexercised Grants)
Equity compensation plans approved by security holders	4,668,496	$6.26	18,940,698
Equity compensation plans not approved by security holders	—	—	—

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

In March 2020, Elizabeth Likovich, the daughter of Mr. Considine, former Director who resigned from the Board in February 2023, became a full-time employee of the Company. Her compensation for 2023 was in line with the median for her peers, and consisted of $302,614 in base salary, $140,200 in STI, $5,305 in non-discretionary matching contributions under Aimco’s 401(k) plan, and $106,492 in equity awards vesting over three years. Prior to joining Aimco, Ms. Likovich held a similar position at a peer apartment company. Pursuant to the policy noted above, the Nominating, Environmental, Social, and Governance Committee reviewed and approved the employment of Ms. Likovich.

INDEPENDENCE OF DIRECTORS

The Board has determined that to be considered independent, a director may not have a direct or indirect material relationship with Aimco or its subsidiaries (directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). A material relationship is one that impairs or inhibits, or has the potential to impair or inhibit, a director’s exercise of critical and disinterested judgment on behalf of Aimco and its stockholders. In determining whether a material relationship exists, the Board considers all relevant facts and circumstances, including whether the director or a family member is a current or former employee of the Company, family member relationships, compensation, business relationships and payments, and charitable contributions between Aimco and an entity with which a director is affiliated (as an executive officer, partner or substantial stockholder). The Board consults with the Company’s counsel to ensure that such determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent director,” including but not limited to those categorical standards set forth in Section 303A.02 of the listing standards of the NYSE.

Consistent with these considerations, the Board has affirmatively determined the independence of Messrs. Allen, Leupp, Stone, Sullivan, and Sykes and Mses. Gibson, Rexroad, and Smith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES

Below is information on the fees billed for services rendered by Ernst & Young LLP during the years ended December 31, 2023, and 2022.

Year Ended December 31,
	2023	2022
Aggregate fees billed for services	$ 1.76 million	$ 1.66 million

Audit Fees:
Including fees associated with the audit of Aimco’s annual financial statements, internal controls, interim reviews of financial statements, registration statements, comfort letters, and consents

	$ 1.56 million	$ 1.62 million
Audit-Related Fees: Including fees related to benefit plan audits and subsidiary audits	$ 0.12	$ --
Tax Fees:	$ 0.08 million	$ 0.04 million
Tax Consulting Fees (1)
All other fees	$ --	$ --

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

3.1	Articles of Amendment and Restatement of Apartment Investment and Management Company (Exhibit 3.1 to Aimco’s Annual Report on Form 8-K dated October 3, 2023, is incorporated herein by this reference)

3.2	Articles Supplementary of Apartment Investment Management Company (Exhibit 3.1 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

3.3	Amended and Restated Bylaws (Exhibit 3.1 to Aimco’s Current Report on Form 8-K, dated April 28, 2023, is incorporated herein by this reference)

4.1

Description of Aimco’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 12, 2021, is incorporated herein by this reference)

10.1

Amended and Restated Agreement of Limited Partnership of Aimco OP L.P., effective as of December 14, 2020 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.2

Credit Agreement, dated as of December 16, 2020, by and among Apartment Investment and Management Company, AIMCO OP L.P., certain subsidiary loan parties party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent, swingline loan lender and letter of credit issuing lender. (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, filed December 16, 2020, is incorporated herein by reference)

10.3	Amended Aimco Severance Policy, effective as of October 27, 2021 (filed herewith)*

10.4	Powell Employment Agreement (filed herewith)*

10.5	2007 Stock Award and Incentive Plan (Exhibit A to Aimco’s Proxy Statement on Schedule 14A, filed March 20, 2007, is incorporated herein by this reference)*

10.6	Form of Non-Qualified Stock Option Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, filed April 30, 2007, is incorporated herein by this reference)*

10.7

Aimco 2015 Stock Award and Incentive Plan (as amended and restated January 31, 2017) (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, filed January 31, 2017, is incorporated herein by this reference)*

10.8

Form of Performance Non-Qualified Stock Option Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.26 to Aimco's Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by this reference)*

10.9

Form of Performance Vesting LTIP II Unit Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.15 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, filed May 8, 2018, is incorporated herein by this reference)*

10.10

Aimco Second Amended and Restated 2015 Stock Award and Incentive Plan (as amended and restated effective February 22, 2018) (Exhibit A to Aimco’s Proxy Statement on Schedule 14A, filed March 8, 2018, is incorporated herein by reference)*

10.11	Form of Restricted Stock Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.25 to Aimco's Annual Form on 10-K for the year ended December 31, 2015, is incorporated herein by this reference)*

10.12

Form of Performance Restricted Stock Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.24 to Aimco's Annual Form on 10-K for the year ended December 31, 2015, is incorporated herein by this reference)*

10.13	Form of LTIP Unit Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.3 to Aimco's Current Report on Form 8-K, filed January 31, 2017, is incorporated herein by this reference)*

10.14

Form of Performance Vesting LTIP Unit Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.4 to Aimco's Current Report on Form 8-K, filed January 31, 2017, is incorporated herein by this reference)*

10.15

Form of Performance Vesting LTIP II Unit Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.15 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, is incorporated herein by this reference)*

10.16

Form of Performance Non-Qualified Stock Option Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.26 to Aimco's Annual Form on 10-K for the year ended December 31, 2016, is incorporated herein by this reference)*

10.17	Form of Restricted Stock Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (filed herewith)*

10.18	Form of Performance Restricted Stock Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (filed herewith)*

10.19	Form of Performance Non-Qualified Stock Option Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (filed herewith)*

10.20	Form of Performance Vesting LTIP II Unit Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (filed herewith)*

10.21	Form of Restricted Stock Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (filed herewith)*

10.22	Form of Performance Restricted Stock Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (filed herewith)*

10.23	Form of Performance Vesting LTIP II Unit Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (filed herewith)*

10.24	Form of Non-Qualified Stock Option Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (filed herewith)*

10.25	Form of Non-Qualified Stock Option Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (filed herewith)*

10.26	Form of LTIP II Unit Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (filed herewith)*

10.27	Form of LTIP II Unit Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (filed herewith)*

10.28	Form of Performance Restricted Stock Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (filed herewith)*

10.29

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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Aimco

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Aimco

32.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Aimco Operating Partnership

32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Aimco Operating Partnership

97.1	Amended Aimco Clawback Policy, effective as of July 26, 2023 (filed herewith)*

101

The following materials from Aimco’s and Aimco Operating Partnership’s consolidated Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity and consolidated statements of partners’ capital; (v) consolidated statements of cash flows; (vi) notes to the consolidated financial statements; and (vii) financial statement schedule (3)

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

By:	/s/ Wes Powell
Wes Powell
Director, President and Chief Executive Officer
Date:	February 26, 2024

AIMCO OP L.P.

By:	Aimco OP GP, LLC, its General Partner
/s/ Wes Powell
Wes Powell Director, President and Chief Executive Officer
Date:	February 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.
By: Aimco OP GP, LLC, its General Partner

/s/ WES POWELL	Director, President and Chief Executive Officer	February 26, 2024
Wes Powell	(principal executive officer)

/s/ H. LYNN C. STANFIELD	Executive Vice President and	February 26, 2024
H. Lynn C. Stanfield	Chief Financial Officer (principal financial officer)

/s/ KELLIE E. DREYER	Senior Vice President and Chief	February 26, 2024
Kellie E. Dreyer	Accounting Officer (principal accounting officer)

/s/ R. DARY STONE	Chairman of the Board of Directors	February 26, 2024
R. Dary Stone

/s/ QUINCY L. ALLEN	Director	February 26, 2024
Quincy L. Allen

/s/ PATRICIA L. GIBSON	Director	February 26, 2024
Patricia L. Gibson

/s/ JAY PAUL LEUPP	Director	February 26, 2024
Jay Paul Leupp

/s/ SHERRY L. REXROAD	Director	February 26, 2024
Sherry L. Rexroad

/s/ DEBORAH SMITH	Director	February 26, 2024
Deborah Smith

/s/ JAMES P. SULLIVAN	Director	February 26, 2024
James P. Sullivan

/s/ KIRK A. SYKES	Director	February 26, 2024
Kirk A. Sykes

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Apartment Investment and Management Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

During 2023 the Company recorded an impairment loss on its mezzanine investment of $158.0 million to reduce the investment to its estimated fair value of zero. As more fully described in Note 2 and Note 12 to the consolidated financial statements, the Company periodically evaluates the mezzanine investment for impairment. An impairment loss is recognized to adjust the investment to its estimated fair value when the Company determines the fair value is less than the carrying value of the investment on an other-than-temporary basis.

Auditing the Company’s measurement of the impairment loss on the mezzanine investment involved a higher degree of judgment due to the subjective nature of the capitalization rate used in determining the fair value of the underlying real estate collateral.

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

To test the impairment loss on the mezzanine investment, our audit procedures included, among others, testing the completeness and accuracy of the information included in the valuation model and evaluating the capitalization rate that was used to estimate fair value. With the assistance of our valuation specialists, we compared the capitalization rate to observable market data and published industry resources for comparable properties in the same or nearby markets.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2020.

Denver, Colorado

February 26, 2024

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Buildings and improvements	$1,593,802	$1,322,381
Land	620,821	641,102
Total real estate	2,214,623	1,963,483
Accumulated depreciation	(580,802)	(530,722)
Net real estate	1,633,821	1,432,761
Cash and cash equivalents	122,601	206,460
Restricted cash	16,666	23,306
Mezzanine investment	—	158,558
Interest rate options	5,255	62,387
Unconsolidated real estate partnerships	23,125	15,789
Notes receivable	57,554	39,014
Right-of-use lease assets - finance leases	108,992	110,269
Other assets, net	121,461	132,679
Total assets	$2,089,475	$2,181,223

LIABILITIES AND EQUITY
Non-recourse property debt, net	$846,298	$929,501
Construction loans, net	301,443	118,698
Total indebtedness	1,147,741	1,048,199
Deferred tax liabilities	110,284	119,615
Lease liabilities - finance leases	118,697	114,625
Mezzanine investment - participation sold	31,018	—
Accrued liabilities and other	90,125	106,600
Total liabilities	1,497,865	1,389,039

Redeemable noncontrolling interests in consolidated real estate partnerships	171,632	166,826

Commitments and contingencies (Note 13)

Equity (510,587,500 shares authorized at both December 31, 2023 and December 31, 2022):
Common Stock, $0.01 par value, 140,576,102 and 146,524,941 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	1,406	1,466
Additional paid-in capital	464,538	496,482
Retained earnings	(116,292)	49,904
Total Aimco equity	349,652	547,852
Noncontrolling interests in consolidated real estate partnerships	51,265	48,294
Common noncontrolling interests in Aimco Operating Partnership	19,061	29,212
Total equity	419,978	625,358
Total liabilities and equity	$2,089,475	$2,181,223
See accompanying notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
REVENUES
Rental and other property revenues	$186,995	$190,344	$169,836

OPERATING EXPENSES
Property operating expenses	73,712	71,792	67,613
Depreciation and amortization	68,834	158,967	84,712
General and administrative expenses	32,865	39,673	33,151
Total operating expenses	175,411	270,432	185,476

Interest income	9,731	4,052	2,277
Interest expense	(37,718)	(73,842)	(52,902)
Mezzanine investment income (loss), net	(155,814)	(179,239)	30,436
Realized and unrealized gains (losses) on interest rate options	1,119	48,205	6,509
Realized and unrealized gains (losses) on equity investments	700	20,302	6,585
Gain on dispositions of real estate	7,984	175,863	—
Lease modification income	—	206,963	—
Income from unconsolidated real estate partnerships	875	579	973
Other income (expense), net	(8,532)	(13,373)	3,212
Income (loss) before income tax	(170,071)	109,422	(18,550)
Income tax benefit (expense)	12,752	(17,264)	13,570
Net income (loss)	(157,319)	92,158	(4,980)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(13,924)	(8,829)	(91)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(3,991)	(3,672)	(1,136)
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	9,038	(3,931)	297
Net income (loss) attributable to Aimco	$(166,196)	$75,726	$(5,910)

Net income (loss) attributable to Aimco per common share – basic (Note 10)	$(1.16)	$0.50	$(0.04)
Net income (loss) attributable to Aimco per common share – diluted (Note 10)	$(1.16)	$0.49	$(0.04)

Weighted-average common shares outstanding – basic	143,618	149,395	149,480
Weighted-average common shares outstanding – diluted	143,618	150,834	149,480

See accompanying notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2020	149,036	$1,490	$515,127	$(16,839)	$499,778	$31,877	$27,436	$559,091
Net income (loss)	—	—	—	(5,910)	(5,910)	1,136	(297)	(5,071)
Redemption of OP Units	595	6	1,305		1,311	—	(1,387)	(76)
Share-based compensation expense	—	—	2,972	—	2,972	—	745	3,717
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	3,370	—	3,370
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(1,157)	—	(1,157)
Other common stock issuances	246	2	1,070	—	1,072	—	—	1,072
Other, net	(59)	—	1,368	(26)	1,342	(13)	(42)	1,287
Balances at December 31, 2021	149,818	1,498	521,842	(22,775)	500,565	35,213	26,455	562,233
Net income (loss)	—	—	—	75,726	75,726	3,672	3,931	83,329
Redemption of OP Units	108	1	2,653	—	2,654	—	(2,888)	(234)
Share-based compensation expense	—	—	5,687	—	5,687	—	1,770	7,457
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	10,616	—	10,616
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(1,202)	(160)	(1,362)
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	—	—	(183)	—	(183)	—	—	(183)
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	(7,088)	—	(7,088)	—	—	(7,088)
Common stock repurchased	(3,459)	(35)	(24,957)	—	(24,992)	—	—	(24,992)
Other common stock issuances	106	1	851	—	852	—	109	961
Cash dividends	—	—	—	(3,043)	(3,043)	—	—	(3,043)
Other, net	(48)	1	(2,323)	(4)	(2,326)	(5)	(5)	(2,336)
Balances at December 31, 2022	146,525	1,466	496,482	49,904	547,852	48,294	29,212	625,358
Net income (loss)	—	—	—	(166,196)	(166,196)	3,991	(9,038)	(171,243)
Redemption of OP Units	—	—	4,501	—	4,501	—	(5,582)	(1,081)
Share-based compensation expense	—	—	7,299	—	7,299	—	3,196	10,495
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	272	—	272
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(1,291)	—	(1,291)
Common stock repurchased	(6,166)	(61)	(45,277)	—	(45,338)	—	—	(45,338)
Other common stock issuances	252	2	1,538	—	1,540	—	1,272	2,812
Other, net	(35)	(1)	(5)	—	(6)	(1)	1	(6)
Balances at December 31, 2023	140,576	$1,406	$464,538	$(116,292)	$349,652	$51,265	$19,061	$419,978

See accompanying notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(157,319)	$92,158	$(4,980)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	68,834	158,967	84,712
Mezzanine investment (income) loss, net	155,814	179,239	(30,436)
Realized and unrealized (gains) losses on interest rate options	(1,119)	(48,205)	(6,509)
Realized and unrealized (gains) losses on equity investments	(700)	(20,302)	(6,585)
Income tax expense (benefit)	(12,752)	17,264	(13,570)
Share-based compensation	9,221	7,471	5,271
Loss on extinguishment of debt, net	938	28,986	—
Lease modification income	—	(206,963)	—
Gain on dispositions of real estate	(7,984)	(175,863)	—
Income from unconsolidated real estate partnerships	(875)	(579)	(973)
Amortization of debt issuance costs and other	2,563	2,787	1,384
Changes in operating assets and operating liabilities:
Other assets, net	335	1,039	(11,826)
Net cash received from lease incentive	—	195,789	—
Accrued liabilities and other	(6,489)	(27,556)	(3,902)
Total adjustments	207,786	112,074	17,566
Net cash provided by operating activities	50,467	204,232	12,586
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(4,108)	(129,245)	(69,601)
Capital expenditures	(272,497)	(237,523)	(177,809)
Proceeds from disposition of real estate	9,254	259,983	—
Investment in IQHQ	—	(14,227)	(23,273)
Redemption of IQHQ investment	—	16,473	—
Distributions received from unconsolidated real estate partnerships	4,209	—	—
Investment in unconsolidated real estate partnerships	(3,786)	(15,668)	—
Purchase of treasury bill	(53,773)	—	—
Proceeds from treasury bill	54,727	—	—
Other investing activities	5,578	(547)	(727)
Net cash used in investing activities	(260,396)	(120,754)	(271,410)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	—	756,220	59,757
Proceeds from construction loans	174,445	93,206	165,170
Proceeds from sale of participation in Mezzanine Investment	37,500	—	—
Payments of deferred loan costs	(229)	(15,266)	(6,437)
Principal repayments on non-recourse property debt	(85,974)	(302,428)	(24,383)
Principal repayments on construction loans	—	(138,404)	—
Principal repayments on Notes Payable to AIR	—	(534,127)	—
Purchase of interest rate options	(712)	(5,620)	(5,905)
Proceeds from interest rate options	58,906	16,818	—
Payments on finance leases	(2,694)	(26,213)	(10,855)
Payments of prepayment premiums	—	(25,801)	—
Common stock repurchased	(46,843)	(23,492)	—
Dividends paid on common stock	—	(3,043)	—
Redemption of redeemable noncontrolling interests	—	(5,094)	—
Distributions to redeemable noncontrolling interests	(9,243)	(9,365)	—
Contributions from noncontrolling interests	272	10,616	212
Distributions to noncontrolling interests	(1,291)	(1,362)	(1,157)
Contributions from redeemable noncontrolling interests	125	122,571	29,440
Redemption of OP Units	(1,081)	(225)	(76)
Redemption of noncontrolling interest in real estate partnership	—	(7,088)	—
Other financing activities	(3,751)	(197)	(1,095)
Net cash provided by (used in) financing activities	119,430	(98,294)	204,671
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(90,499)	(14,816)	(54,153)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	229,766	244,582	298,735
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$139,267	$229,766	$244,582

See accompanying notes to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of

Aimco OP L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aimco OP L.P. (the Partnership) as of December 31, 2023 and 2022, the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

During 2023 the Partnership recorded an impairment loss on its mezzanine investment of $158.0 million to reduce the investment to its estimated fair value of zero. As more fully described in Note 2 and Note 12 to the consolidated financial statements, the Partnership periodically evaluates the mezzanine investment for impairment. An impairment loss is recognized to adjust the investment to its estimated fair value when the Partnership determines the fair value is less than the carrying value of the investment on an other-than-temporary basis.

Auditing the Partnership’s measurement of the impairment loss on the mezzanine investment involved a higher degree of judgment due to the subjective nature of the capitalization rate used in determining the fair value of the underlying real estate collateral.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s process to determine the fair value of the mezzanine investment and measure the impairment loss. This included testing controls over management’s evaluation of the significant inputs and assumptions used to estimate the fair value of the underlying real estate collateral.

To test the impairment loss on the mezzanine investment, our audit procedures included, among others, testing the completeness and accuracy of the information included in the valuation model and evaluating the capitalization rate that was used to estimate fair value. With the assistance of our valuation specialists, we compared the capitalization rate to observable market data and published industry resources for comparable properties in the same or nearby markets.

/s/ Ernst & Young LLP

We have served as the Partnership's auditor since 2020.

Denver, Colorado

February 26, 2024

AIMCO OP L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2023	December 31, 2022
ASSETS
Buildings and improvements	$1,593,802	$1,322,381
Land	620,821	641,102
Total real estate	2,214,623	1,963,483
Accumulated depreciation	(580,802)	(530,722)
Net real estate	1,633,821	1,432,761
Cash and cash equivalents	122,601	206,460
Restricted cash	16,666	23,306
Mezzanine investment	—	158,558
Interest rate options	5,255	62,387
Unconsolidated real estate partnerships	23,125	15,789
Notes receivable	57,554	39,014
Right-of-use lease assets - finance leases	108,992	110,269
Other assets, net	121,461	132,679
Total assets	$2,089,475	$2,181,223

LIABILITIES AND EQUITY
Non-recourse property debt, net	$846,298	$929,501
Construction loans, net	301,443	118,698
Total indebtedness	1,147,741	1,048,199
Deferred tax liabilities	110,284	119,615
Lease liabilities - finance leases	118,697	114,625
Mezzanine investment - participation sold	31,018	—
Accrued liabilities and other	90,125	106,600
Total liabilities	1,497,865	1,389,039

Redeemable noncontrolling interests in consolidated real estate partnerships	171,632	166,826

Commitments and contingencies (Note 13)

Partners’ capital:
General Partner and Special Limited Partner	349,652	547,852
Limited Partners	19,061	29,212
Partners’ capital attributable to Aimco Operating Partnership	368,713	577,064
Noncontrolling interests in consolidated real estate partnerships	51,265	48,294
Total partners’ capital	419,978	625,358
Total liabilities and partners’ capital	$2,089,475	$2,181,223

See accompanying notes to the consolidated financial statements.

AIMCO OP L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per common unit data)

	Year Ended December 31,
	2023	2022	2021
REVENUES
Rental and other property revenues	$186,995	$190,344	$169,836

OPERATING EXPENSES
Property operating expenses	73,712	71,792	67,613
Depreciation and amortization	68,834	158,967	84,712
General and administrative expenses	32,865	39,673	33,151
Total operating expenses	175,411	270,432	185,476

Interest income	9,731	4,052	2,277
Interest expense	(37,718)	(73,842)	(52,902)
Mezzanine investment income (loss), net	(155,814)	(179,239)	30,436
Realized and unrealized gains (losses) on interest rate options	1,119	48,205	6,509
Realized and unrealized gains (losses) on equity investments	700	20,302	6,585
Gain on dispositions of real estate	7,984	175,863	—
Lease modification income	—	206,963	—
Income from unconsolidated real estate partnerships	875	579	973
Other income (expense), net	(8,532)	(13,373)	3,212
Income (loss) before income tax	(170,071)	109,422	(18,550)
Income tax benefit (expense)	12,752	(17,264)	13,570
Net income (loss)	(157,319)	92,158	(4,980)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(13,924)	(8,829)	(91)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(3,991)	(3,672)	(1,136)
Net income (loss) attributable to Aimco Operating Partnership	$(175,234)	$79,657	$(6,207)

Net income (loss) attributable to Aimco Operating Partnership per common unit – basic (Note 10)	$(1.16)	$0.50	$(0.04)
Net income (loss) attributable to Aimco Operating Partnership per common unit – diluted (Note 10)	$(1.16)	$0.49	$(0.04)

Weighted-average common units outstanding – basic	151,371	157,317	157,701
Weighted-average common units outstanding – diluted	151,371	158,774	157,701

See accompanying notes to the consolidated financial statements.

AIMCO OP L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2020	$499,778	$27,436	$527,214	$31,877	$559,091
Net income (loss)	(5,910)	(297)	(6,207)	1,136	(5,071)
Redemption of OP Units	1,311	(1,387)	(76)	—	(76)
Share-based compensation expense	2,972	745	3,717	—	3,717
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	3,370	3,370
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(1,157)	(1,157)
Other OP Unit issuances	1,072	—	1,072	—	1,072
Other, net	1,342	(42)	1,300	(13)	1,287
Balances at December 31, 2021	500,565	26,455	527,020	35,213	562,233
Net income (loss)	75,726	3,931	79,657	3,672	83,329
Redemption of OP Units	2,654	(2,888)	(234)	—	(234)
Share-based compensation expense	5,687	1,770	7,457	—	7,457
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	10,616	10,616
Distributions to noncontrolling interests in consolidated real estate partnerships	—	(160)	(160)	(1,202)	(1,362)
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	(183)	—	(183)	—	(183)
Purchase of noncontrolling interests in consolidated real estate partnerships	(7,088)	—	(7,088)	—	(7,088)
Repurchases of OP Units held by Aimco	(24,992)	—	(24,992)	—	(24,992)
Other OP Unit issuances	852	109	961	—	961
Cash dividends	(3,043)	—	(3,043)	—	(3,043)
Other, net	(2,326)	(5)	(2,331)	(5)	(2,336)
Balances at December 31, 2022	547,852	29,212	577,064	48,294	625,358
Net income (loss)	(166,196)	(9,038)	(175,234)	3,991	(171,243)
Redemption of OP Units	4,501	(5,582)	(1,081)	—	(1,081)
Share-based compensation expense	7,299	3,196	10,495	—	10,495
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	272	272
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(1,291)	(1,291)
Repurchases of OP Units held by Aimco	(45,338)	—	(45,338)	—	(45,338)
Other OP Unit issuances	1,540	1,272	2,812	—	2,812
Other, net	(6)	1	(5)	(1)	(6)
Balances at December 31, 2023	$349,652	$19,061	$368,713	$51,265	$419,978

See accompanying notes to the consolidated financial statements

AIMCO OP L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(157,319)	$92,158	$(4,980)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	68,834	158,967	84,712
Mezzanine investment (income) loss, net	155,814	179,239	(30,436)
Realized and unrealized (gains) losses on interest rate options	(1,119)	(48,205)	(6,509)
Realized and unrealized (gains) losses on equity investments	(700)	(20,302)	(6,585)
Income tax expense (benefit)	(12,752)	17,264	(13,570)
Share-based compensation	9,221	7,471	5,271
Loss on extinguishment of debt, net	938	28,986	—
Lease modification income	—	(206,963)	—
Gain on dispositions of real estate	(7,984)	(175,863)	—
Income from unconsolidated real estate partnerships	(875)	(579)	(973)
Amortization of debt issuance costs and other	2,563	2,787	1,384
Changes in operating assets and operating liabilities:
Other assets, net	335	1,039	(11,826)
Net cash received from lease incentive	—	195,789	—
Accrued liabilities and other	(6,489)	(27,556)	(3,902)
Total adjustments	207,786	112,074	17,566
Net cash provided by operating activities	50,467	204,232	12,586
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(4,108)	(129,245)	(69,601)
Capital expenditures	(272,497)	(237,523)	(177,809)
Proceeds from disposition of real estate	9,254	259,983	—
Investment in IQHQ	—	(14,227)	(23,273)
Redemption of IQHQ investment	—	16,473	—
Distributions received from unconsolidated real estate partnerships	4,209	—	—
Investment in unconsolidated real estate partnerships	(3,786)	(15,668)	—
Purchase of treasury bill	(53,773)	—	—
Proceeds from treasury bill	54,727	—	—
Other investing activities	5,578	(547)	(727)
Net cash used in investing activities	(260,396)	(120,754)	(271,410)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	—	756,220	59,757
Proceeds from construction loans	174,445	93,206	165,170
Proceeds from sale of participation in Mezzanine Investment	37,500	—	—
Payments of deferred loan costs	(229)	(15,266)	(6,437)
Principal repayments on non-recourse property debt	(85,974)	(302,428)	(24,383)
Principal repayments on construction loans	—	(138,404)	—
Principal repayments on Notes Payable to AIR	—	(534,127)	—
Purchase of interest rate options	(712)	(5,620)	(5,905)
Proceeds from interest rate options	58,906	16,818	—
Payments on finance leases	(2,694)	(26,213)	(10,855)
Payments of prepayment premiums	—	(25,801)	—
Common stock repurchased	(46,843)	(23,492)	—
Dividends paid on common stock	—	(3,043)	—
Redemption of redeemable noncontrolling interests	—	(5,094)	—
Distributions to redeemable noncontrolling interests	(9,243)	(9,365)	—
Contributions from noncontrolling interests	272	10,616	212
Distributions to noncontrolling interests	(1,291)	(1,362)	(1,157)
Contributions from redeemable noncontrolling interests	125	122,571	29,440
Redemption of OP Units	(1,081)	(225)	(76)
Redemption of noncontrolling interest in real estate partnership	—	(7,088)	—
Other financing activities	(3,751)	(197)	(1,095)
Net cash provided by (used in) financing activities	119,430	(98,294)	204,671
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(90,499)	(14,816)	(54,153)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	229,766	244,582	298,735
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$139,267	$229,766	$244,582

See accompanying notes to the consolidated financial statements

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Business

As of December 31, 2023, Aimco owned 92.4% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.8% of the economic interest in Aimco Operating Partnership. The remaining 7.6% legal interest is owned by limited partners. The common partnership units of Aimco Operating Partnership are referred to as "OP Units". As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

We own or lease a portfolio of real estate investments focused primarily on the U.S. multifamily sector. At December 31, 2023, our entire portfolio of operating properties includes 26 apartment communities (22 consolidated properties and four unconsolidated properties). We also own one commercial office building that is part of an assemblage with an adjacent apartment building. Properties that are under construction or have not achieved stabilization include a 106 room hotel, three residential apartment communities, of which 510 apartment homes have been completed and an additional 675 are planned, a single family rental community with 16 planned homes and eight accessory dwelling units, and land parcels held for development. Our real estate portfolio also includes two unconsolidated investments in land held for development. In addition, we hold other alternative investments, including our Mezzanine Investment (see Note 2 for further information); our investment in IQHQ, Inc. ("IQHQ"); and our investment in real estate technology funds.

Any reference to the number of apartment communities, homes, accessory dwelling units, square footage, or occupancy percentage in these notes to our consolidated financial statements is unaudited.

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

Certain reclassifications have been made to prior period amounts to conform to the current period consolidated financial statement presentation with no effect on the Company’s previously reported results of operations, financial position, or cash flows.

Principles of Consolidation

We consolidate a variable interest entity (“VIE”), in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Refer to Note 5 for further information.

Common Noncontrolling Interests in Aimco Operating Partnership

Common noncontrolling interests in Aimco Operating Partnership consist of OP Units held by third parties, and are reflected in Aimco’s accompanying Consolidated Balance Sheets as Common Noncontrolling Interests in Aimco Operating Partnership. Aimco Operating Partnership’s income or loss is allocated to the holders of OP Units, other than Aimco, based on the weighted-average number of OP Units (including Aimco) outstanding during the period. For the years ended December 31, 2023, 2022, and 2021, the holders of OP Units had a weighted-average economic ownership interest in Aimco Operating Partnership of approximately 5.1%, 5.1%, and 5.0%, respectively. Substantially all of the assets and liabilities of Aimco are held by Aimco Operating Partnership.

Redeemable Noncontrolling Interests in Consolidated Real Estate Partnerships

Redeemable noncontrolling interests consist of equity interests held by a limited partner in a consolidated real estate partnership that has a finite life. If a consolidated real estate partnership includes redemption rights that are not within our control, the noncontrolling interest is included as temporary equity.

Redeemable noncontrolling interests in consolidated real estate partnerships as of December 31, 2023, consists of the following: (i) a $102.0 million preferred equity interest in an entity that owns a portfolio of operating apartment communities and (ii) equity interests in two separate consolidated joint ventures that are actively developing residential apartment communities. Capital contributions, distributions, and net income attributable to redeemable noncontrolling interests in consolidated real estate partnerships are determined in accordance with the relevant partnership agreements. These interests are presented as Redeemable noncontrolling interests in consolidated real estate partnerships in our Consolidated Balance Sheets as of December 31, 2023.

The assets of our consolidated real estate partnerships must first be used to settle the liabilities of the consolidated real estate partnerships. The consolidated real estate partnership’s creditors do not have recourse to the general credit of Aimco Operating Partnership.

The following table shows changes in our redeemable noncontrolling interests in consolidated real estate partnerships during the years ended December 31, 2023 , and 2022 (in thousands):

	2023	2022
Balance at Beginning of Period	$166,826	$33,794
Capital contributions	125	138,479
Distributions	(9,243)	(9,365)
Redemptions	—	(4,911)
Net income	13,924	8,829
Balance at December 31,	$171,632	$166,826

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

We assess the recoverability of our equity method investments if there are indicators of potential impairment. We did not recognize any such impairments of our equity method investments during the years ended December 31, 2023, 2022, and 2021.

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

In June 2023, we closed on the sale of a 20% non-controlling participation in the Mezzanine Investment for $33.5 million. Pursuant to the terms of the agreement, we receive a first priority return from any payments made to service or pay down the Mezzanine Investment equal to $134.0 million plus no less than a 19% annualized return as well as 80% of any residual payments after the purchaser receives a 10% annualized return on its subordinate investment. Additionally, we are responsible for the servicing and administration of the Mezzanine Investment.

Because we receive first priority and a higher return than the purchaser, the partial sale and transfer of the financial interest does not qualify for sale accounting in accordance with GAAP. Therefore, we recorded the cash received from the purchaser as a liability, which is included in Mezzanine investment - participation sold in our Consolidated Balance Sheets in accordance with GAAP. Although the cash received is accounted for as a liability in accordance with GAAP, no amount is due to the purchaser until after we receive $134.0 million plus our annualized return. Transaction costs have been deferred and presented as a direct reduction from the related liability in Mezzanine investment - participation sold in our Consolidated Balance Sheets. The cash flows associated with the Mezzanine investment - participation sold have been included in Cash Flows from Financing Activities in the Consolidated Statements of Cash Flows.

In connection with the participation sold, the purchaser also made a $4.0 million non-refundable payment for the option to acquire the remaining 80% for an additional $134 million plus our annualized return. The option expired unexercised in the quarter ended December 31, 2023. As a result, we recognized the non-refundable payment in Mezzanine investment income (loss), net in our Consolidated Statements of Operations.

On a periodic basis, we assess the Mezzanine Investment for impairment. An investment is considered impaired if we determine that its fair value is less than the net carrying value of the investment on an other-than-temporary basis. We determined our Mezzanine Investment was impaired on an other-than-temporary basis after considering various factors, including the purchaser's option expiration, the loan’s maturity date, and the decline in value of the real estate collateral due to an increased capitalization rate. As a result, we have recognized a $158.0 million non-cash impairment to reduce the carrying value of the Mezzanine Investment to zero as of December 31, 2023. This non-cash impairment is inclusive of the 20% non-controlling participation sold in June 2023. Although we do not expect proceeds from the Mezzanine Investment to exceed our first priority return requiring repayment of the $33.5 million received, we are unable to derecognize the Mezzanine investment - participation sold in accordance with GAAP.

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

For the years ended December 31, 2023, 2022, and 2021, we capitalized to buildings and improvements $39.7 million, $30.6 million, and $21.3 million of interest costs, respectively. For the years ended December 31, 2023, 2022, and 2021, we capitalized to buildings and improvements $14.3 million, $16.9 million, and $20.9 million of indirect costs, respectively.

Gain or Loss on Dispositions

Gain or loss on dispositions are recognized when we no longer hold a controlling financial interest in the real estate and sufficient consideration has been received. Upon disposition, the related assets and liabilities are derecognized, and the gain or loss on disposition is recognized as the difference between the carrying amount of those assets and liabilities and the value of consideration received. For the years ended December 31, 2023, 2022, and 2021, we recognized total Gains on dispositions of real estate of $8.0 million, $175.9 million, and $0.0 million, respectively.

Impairment of Real Estate and Other Long-Lived Assets

Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an asset may not be recoverable, we assess its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the community. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community. There were no such impairments for the years ended December 31, 2023, 2022, and 2021.

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

Supplemental cash flow information for the years ended December 31, 2023, 2022, and 2021 is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$32,795	$45,171	$43,800
Cash paid for income taxes	1,711	22,930	2,941
Non-cash transactions associated with acquisitions:
Buildings and improvements	—	11,109	—
Intangible assets, net	—	13,377	—
Mark to market adjustment on an assumed construction loan	—	363	—
Right-of-use lease assets - finance leases	—	15,036	—
Other assets, net	—	5,629	—
Accrued liabilities and other	—	(1,854)	(310)
Lease liabilities - finance leases	—	15,151	—
Contributions from redeemable noncontrolling interests in consolidated real estate partnerships	—	13,756	—
Contributions from noncontrolling interest in consolidated real estate partnerships	—	—	3,159
Other non-cash investing and financing transactions:
Right-of-use lease assets - operating leases	718	2,336	143
Lease liabilities - operating leases	718	1,587	—
Issuance of seller financing in connection with disposition of real estate	17,432	—	—
Contribution of real estate to unconsolidated real estate partnerships	5,700	—	—
Accrued capital expenditures (at end of year)	40,340	41,435	25,686

Restricted Cash

Restricted cash consists of tenant security deposits, capital replacement reserves, insurance reserves, and cash restricted as required by our debt agreements.

Other Assets

Other assets were comprised of the following amounts as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Other investments	$65,066	$63,982
Deferred costs, deposits, and other	10,601	20,460
Prepaid expenses and real estate taxes	13,628	17,363
Intangible assets, net	13,494	14,160
Corporate fixed assets	10,669	8,371
Accounts receivable, net of allowances of $373 and $1,206 as of December 31, 2023 and December 31, 2022, respectively	4,804	4,079
Deferred tax assets	2,391	2,321
Due from third-party property manager	374	1,669
Due from affiliates	434	274
Total other assets, net	$121,461	$132,679

Other investments

Other investments consist of passive equity investments in stock, property technology funds and IQHQ, a privately held life sciences real estate development company. We measure our investment in stock at fair value. We also measure our investments in property technology funds using the NAV practical expedient since they do not have readily determinable fair values. During the year ended December 31, 2023, we recognized unrealized gains on our investment in stock of $0.7 million, compared to unrealized losses of $6.1 million in 2022 and unrealized gains of $0.0 million in 2021. During the years ended December 31, 2023, 2022 and 2021, we recognized unrealized gains on our investments in property technology funds of $0.0 million, $0.3 million and $6.6 million, respectively. See Note 12 for discussion of our fair value measurements for these investments.

We measure our investment in IQHQ at cost, less impairment if any needed, with subsequent adjustments for observable price changes of identical or similar investments of the same issuer since it does not have a readily determinable fair value. The carrying amount of our investment in IQHQ as of December 31, 2023 and 2022 was $59.7 million. During the year ended December 31, 2022, we recognized realized and unrealized gains on our investment in IQHQ totaling $5.7 million and $20.5 million resulting from a partial redemption of our investment during June 2022. No realized or unrealized gains or losses were recognized during the years ended December 31, 2023 and 2021.

Intangibles

Intangible assets are included in Other assets, net and intangible liabilities are included in Accrued liabilities and other in our Consolidated Balance Sheets. The following table details intangible assets and liabilities, net of accumulated amortization, for the years ended December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Intangible assets	$25,950	$29,902
Less: accumulated amortization	(12,456)	(15,742)
Intangible assets, net	$13,494	$14,160

Below-market leases	$4,175	$4,175
Less: accumulated amortization	(4,146)	(3,971)
Intangible liabilities, net	$29	$204

Based on the balance of intangible assets and liabilities as of December 31, 2023, the net aggregate amortization for the next five years and thereafter is expected to be as follows (in thousands):

	Intangible assets	Intangible liabilities
2024	$711	$29
2025	892	—
2026	892	—
2027	892	—
2028	892	—
Thereafter	9,215	—
Total future amortization	$13,494	$29

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

Corporate Fixed Assets

We capitalize qualified implementation costs incurred in a hosting arrangement that is a service contract for which we are the customer in accordance with the requirements for capitalizing costs incurred to develop internal-use software. These capitalized implementation costs are recorded within Other assets, net, and are amortized on a straight-line basis. We capitalized $4.7 million of implementation costs for the year ended December 31, 2023.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and income and gains retained by the REIT. For the year ended December 31, 2023, we had consolidated net losses subject to tax of $15.2 million, compared to consolidated net income subject to tax of $88.8 million for the same period in 2022, and consolidated net losses subject to tax of $31.4 million for the same period in 2021.

For the year ended December 31, 2023, we recognized income tax benefit of $12.8 million, compared to income tax expense of $17.3 million for same period in 2022, and income tax benefit of $13.6 million for the same period in 2021. The year-over-year changes are due primarily to the GAAP income taxes associated with the net lease modification income recognized in 2022.

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

Earnings per Share and per Unit

Aimco and Aimco Operating Partnership calculate earnings per share and unit based on the weighted-average number of shares of Common Stock or OP Units, participating securities, common stock or common unit equivalents and dilutive convertible securities outstanding during the period. Aimco Operating Partnership considers both OP Units and equivalents, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit computations. Please refer to Note 10 for further information regarding earnings per share and unit computations.

Share-Based Compensation

We measure the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date and recognize the cost as share-based compensation expense over the period during which the employee is required to provide service in exchange for the award, which is generally the vesting period. Share-based compensation expense associated with awards is updated for actual forfeitures. For further discussion, see Note 11.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the consolidated financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires disclosure of incremental segment information, including segment expense categories, on an annual and interim basis. The new guidance is effective for the annual period ended December 31, 2024 and interim periods beginning in 2025. The amendments in the ASU apply retrospectively to all periods presented in the financial statement. The segment expense categories and amounts disclosed in prior periods are based on the significant expense categories identified and disclosed in the period of adoption. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid net of refunds. (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state and foreign). The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

Note 3 — Significant Transactions

Dispositions

During the years ended December 31, 2023, 2022, and 2021, we sold properties as summarized below (dollars in thousands):

	Year ended December 31,
	2023	2022	2021
Number of properties sold	1	4	—
Gain on sale of real estate	$6,138	$175,863	$—

In December 2023, we sold a land parcel in downtown Fort Lauderdale, for a gross sales price of $31.2 million and recognized a gain from the sale of $6.1 million. The land parcel was purchased in January 2022. In conjunction with this sale, we provided seller financing with a stated value of $21.2 million. The financing matures at 18 months, with an option to extend for an additional six months. In addition, during the second quarter of 2023, we recognized a $1.9 million gain from the contribution of real estate to an unconsolidated joint venture.

Note 4 — Lease Arrangements

Aimco as Lessor

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements and other services.

For the years ended December 31, 2023, 2022, and 2021, our total lease income was comprised of the following amounts for all residential and commercial property leases (in thousands):

	Year ended December 31,
	2023	2022	2021
Fixed lease income	$172,580	$176,080	$157,842
Variable lease income	13,892	13,654	11,487
Total lease income	$186,472	$189,734	$169,329

In general, our commercial leases have options to extend for a certain period of time at the tenant's option. Future minimum annual rental payments we will receive under commercial leases, excluding such extension options, are as follows as of December 31, 2023 (in thousands):

Future Minimum Annual Rental Payments
2024	$12,167
2025	7,382
2026	4,904
2027	3,035
2028	1,295
Thereafter	1,106
Total	$29,889

Generally, our residential leases do not provide extension options, so the average remaining term is less than one year. Our commercial leases, as of December 31, 2023, have an average remaining term of 2.2 years.

Aimco as Lessee

We are lessee to finance leases for the land underlying the development sites at Upton Place, Strathmore Square, and Oakshore.

As of December 31, 2023 and 2022, our finance leases had weighted-average remaining terms of 93.4 years and 94.2 years, respectively, and weighted-average discount rates of 6.1% and 6.1%, respectively.

For the year ended December 31, 2023, amortization related to finance leases was $0.0 million, net of amounts capitalized, compared to $6.7 million for the year ended December 31, 2022 and $8.3 million for the year ended December 31, 2021. In addition, for the year ended December 31, 2023, we capitalized $8.0 million of lease costs associated with active development and redevelopment projects on certain of the underlying property and ground lease assets, compared to $8.5 million for the year ended December 31, 2022 and $22.7 million for the year ended December 31, 2021.

For the year ended December 31, 2023, interest expense, net of amounts capitalized, related to our finance leases was $0.3 million compared to $7.5 million for the year ended December 31, 2022, and $9.2 million for the year ended December 31, 2021.

In June 2022, we, as lessee, and AIR, as lessor, entered into a lease termination agreement with respect to four leases entered into on January 1, 2021 that pertained to our North Tower of Flamingo Point, 707 Leahy, The Fremont, and Prism properties. This agreement terminated these four finance leases on September 1, 2022. Upon termination, both parties were released of any and all liabilities and obligations under each respective lease other than those liabilities and obligations, if any, that expressly survived termination. On September 1, 2022, we relinquished control of the leasehold improvements on these four properties as well as the underlying land. In exchange, AIR remitted a total of $200.0 million in consideration to us as termination payments.

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

Operating Lease Arrangements

We have operating leases primarily for corporate office space. Substantially all of the payments under our office leases are fixed. As of December 31, 2023 and December 31, 2022, our operating leases had weighted-average remaining terms of 5.2 years and 6.3 years, respectively. As of December 31, 2023 and December 31, 2022, our operating leases had weighted-average discount rates of 3.3% and 3.4%, respectively.

We record operating lease expense on a straight-line basis over the lease term. Total operating lease expense for the years ended December 31, 2023, 2022, and 2021 was $1.5 million, $1.1 million and $1.0 million, respectively. As of December 31, 2023 and December 31, 2022, operating lease right-of-use assets of $6.2 million and $6.7 million, respectively, are included in Other assets, net in our Consolidated Balance Sheets. As of December 31, 2023 and December 31, 2022, operating lease liabilities of $11.5 million and $12.8 million, respectively, are included in Accrued liabilities and other in our Consolidated Balance Sheets.

For finance and operating leases, when the rate implicit in the lease cannot be determined, we estimate the value of our lease liabilities using discount rates equivalent to the rates we would pay on a secured borrowing with terms similar to the leases. We determine if an arrangement is or contains a lease at inception. We have lease agreements with lease and non-lease components, and have elected to not separate these components for all classes of underlying assets. Leases with an initial term of 12 months or less are not recorded in our Consolidated Balance Sheets. Leases with initial terms greater than 12 months are recorded as operating or finance leases in our Consolidated Balance Sheets.

Office Space Sublease

We have a sublease arrangement to provide space within our corporate office for fixed rents, which commenced on January 1, 2021 and expires on May 31, 2029. For each year ended December 31, 2023, 2022, and 2021, we recognized sublease income of $1.4 million.

Annual Future Minimum Lease Payments

Combined minimum annual lease payments under operating and finance leases, and sublease income that offsets our operating lease rent, are as follows as of December 31, 2023 (in thousands):

	Sublease Income	Operating Lease Future Minimum Rent	Finance Leases Future Minimum Payments
2024	$1,413	$2,500	$3,921
2025	1,423	2,355	4,437
2026	1,433	2,341	4,954
2027	1,443	2,380	5,483
2028	1,453	2,181	5,596
Thereafter	630	805	1,427,620
Total	$7,795	12,562	1,452,011
Less: Discount		(1,079)	(1,333,314)
Total lease liabilities		$11,483	$118,697

Note 5 — Variable Interest Entities

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

Aimco Operating Partnership is the primary beneficiary of, and therefore consolidates, five VIEs that own interests in real estate. Assets of our consolidated VIEs must first be used to settle the liabilities of those VIEs. The consolidated VIEs' creditors do not have recourse to the general credit of Aimco Operating Partnership.

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

The details of our consolidated and unconsolidated VIEs, excluding those of Aimco Operating Partnership, are summarized in the table below as of December 31, 2023 and 2022 (in thousands, except for VIE count):

	As of December 31, 2023		As of December 31, 2022
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Count of VIEs	5	8	5	8
Assets
Net real estate	$466,719	$—	$258,529	$—
Cash and cash equivalents	3,940	—	5,075	—
Restricted Cash	—	—	1,747	—
Mezzanine investment	—	—	—	158,558
Interest rate options	3,253	—	3,900	—
Unconsolidated real estate partnerships	—	23,125	—	15,789
Notes receivable	17,432	—	—	—
Right-of-use lease assets - finance leases	108,992	—	110,269	—
Other assets, net	16,140	59,823	25,623	59,823
Liabilities
Non-recourse property debt, net	—	—	22,689	—
Construction loans, net	201,103	—	40,013	—
Lease liabilities - finance leases	118,697	—	114,625	—
Mezzanine investment - participation sold	—	31,018	—	—
Accrued liabilities and other	35,881	—	26,003	—

Note 6 —Debt

Non-Recourse Property Debt

We finance apartment communities in our portfolio primarily using property-level, non-recourse, long-dated, fixed-rate debt. The following table summarizes non-recourse property debt as of December 31, 2023 and 2022 (in thousands):

					December 31,
	Maturity Date	Contractual Interest Rate Range	Weighted-Average Interest Rate	Weighted-Average Interest Rate with Rate Caps	2023	2022
Fixed-rate property debt	May 15, 2026 to June 1, 2033	1.00% to 4.68%	4.25%		$771,202	$774,293
Variable-rate property debt	October 9, 2025	9.86%	9.86%	8.00%	81,300	164,183
Total non-recourse property debt					$852,502	$938,476

Assumed debt fair value adjustment, net of accumulated amortization					871	1,210
Debt issuance costs, net of accumulated amortization					(7,075)	(10,185)
Total non-recourse property debt, net					$846,298	$929,501

Principal and interest on our non-recourse property debt are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. As of December 31, 2023, our property debt was secured by 19 properties. These non-recourse property debt instruments contain financial covenants common to the type of borrowing, and as of December 31, 2023, we believe we were in compliance with all such covenants.

As of December 31, 2023, the scheduled principal amortization and maturity payments for the non-recourse property debt were as follows (in thousands):

	Amortization	Maturities	Total
2024	$3,188	$—	$3,188
2025	3,303	81,300	84,603
2026	2,166	75,519	77,685
2027	1,596	—	1,596
2028	1,650	—	1,650
Thereafter	4,553	679,227	683,780
Total	$16,456	$836,046	$852,502

Construction Loans

Our construction loans, which are primarily non-recourse loans except for customary construction loan guarantees, are summarized in the following table as of December 31, 2023 and 2022 (in thousands):

					As of December 31,
	Maturity Date	Contractual Interest Rate Range	Weighted-Average Interest Rate	Weighted-Average Interest Rate with Rate Caps	2023	2022
Fixed-rate construction loans	December 23, 2025 to December 23, 2052	3.25% to 13.00%	11.55%		$41,829	$12,900
Variable-rate construction loans	July 1, 2024 to December 23, 2025	8.11% to 9.92%	9.19%	7.78%	267,692	113,417
Total construction loans					$309,521	$126,317

Assumed debt fair value adjustment, net of accumulated amortization					(351)	(363)
Debt issuance costs, net of accumulated amortization					(7,727)	(7,256)
Total construction loans, net					$301,443	$118,698

Interest-only payments on our construction loans are generally payable monthly with balloon payments due at maturity. As of December 31, 2023, our construction debt was secured by 4 properties. These debt instruments contain financial covenants common to the type of borrowing, and as of December 31, 2023, we believe we were in compliance with all such covenants.

As of December 31, 2023, the scheduled principal maturity payments, prior to the consideration of extension options, for the construction debt were as follows (in thousands):

Principal Maturity Payments
2024	$100,700
2025	202,321
2026	—
2027	—
2028	—
Thereafter	6,500
Total	$309,521

Revolving Credit Facility

In December 2020, we entered into a credit agreement that provides for a $150.0 million secured credit facility, with a $20.0 million swingline loan sub-facility and a $30.0 million letter of credit sub-facility. We can request incremental commitments under the credit agreement up to an aggregate principal amount of $300.0 million. Our revolving secured credit facility matures in December 2024, prior to consideration of a one-year extension option. The revolving loans (other than the swingline) will bear interest, at our option, at a per annum rate equal to (a) SOFR plus a margin of 2.11448% or (b) a base rate plus a margin of 1.00%.

Swingline loans made under the revolving credit facility will bear interest at a per annum rate equal to the base rate plus a margin of 1.00%. The base rate is defined as a fluctuating per annum rate of interest equal to the highest of (x) the overnight bank funding rate as reported by the Federal Reserve Bank of New York, plus 0.5%, (y) PNC Bank, National Association’s prime rate and (z) the daily SOFR Rate plus 1.00%. If the SOFR Rate determined under any referenced method would be less than 0.25%, such rate shall be deemed 0.25%. We may terminate or, from time to time, reduce the aggregate amount of commitments.

As of December 31, 2023, we had no outstanding balance on our secured revolving credit facility, the swingline sub-facility or the letter of credit sub-facility. Under our secured revolving credit facility, we have agreed to maintain a fixed charge coverage ratio of 1.25x, minimum adjusted tangible net worth of $625.0 million, and maximum leverage of 60.0% as defined in the credit agreement, among other customary covenants. We are in compliance with these covenants as of December 31, 2023.

Notes Payable to AIR

In July 2022, we completed the prepayment of $534.1 million of Notes Payable to AIR, which was entered into on December 14, 2020. As a result, we incurred $17.4 million of spread maintenance costs, which are included in Interest expense in our Consolidated Statements of Operations. For the years ended December 31, 2022, and 2021, we recognized interest expense of $13.7 million, and $27.8 million, respectively, associated with the Notes Payable to AIR, which is included in Interest expense in our Consolidated Statements of Operations.

Note 7 — Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of our taxable entities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of December 31, 2023 and 2022 are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax liabilities:
Real estate and real estate partnership basis differences	$110,379	$119,621
Lease liability - finance lease	307	385
Other	245	120
Deferred tax assets:
Right-of-use lease asset - finance lease	386	439
Other	3,363	3,703
Net operating, capital, and other loss carryforwards	3,953	1,109
Valuation allowance for deferred tax assets	(4,664)	(2,419)
Net deferred tax liability	$107,893	$117,294

Our policy is to include any interest and penalties related to income taxes within Income tax benefit (expense) in our Consolidated Statements of Operations.

Significant components of the income tax benefit (expense) including any interest and penalties related to income taxes are as follows and are classified within Income tax benefit (expense) in our Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Current:
Federal	$463	$12,499	$905
State	(3,813)	5,840	(250)
Total current	(3,350)	18,339	655
Deferred:
Federal	(7,182)	(934)	(7,400)
State	(2,220)	(141)	(6,825)
Total deferred	(9,402)	(1,075)	(14,225)
Total income tax expense (benefit)	$(12,752)	$17,264	$(13,570)

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and income and gains retained by the REIT. For the year ended December 31, 2023, we had consolidated net losses subject to tax of $15.2 million, compared to consolidated net income subject to tax of $88.8 million for the year ended December 31, 2022 and consolidated net loss subject to tax of $31.4 million for the year ended December 31, 2021.

The reconciliation of income tax attributable to operations computed at the United States statutory rate to income tax benefit recognized for the years ended December 31, 2023, 2022, and 2021, is shown below (in thousands):

	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
Tax (benefit) expense at United States statutory rates on consolidated income or loss subject to tax	$(3,189)	21.0%	$18,641	21.0%	$(6,591)	21.0%
US branch profits tax on earnings of foreign subsidiary	(3,101)	20.4%	(1,965)	(2.2%)	(1,084)	3.5%
State income tax, net of federal (benefit) expense	(8,320)	54.8%	4,590	5.2%	(7,075)	22.5%
Effects of permanent differences	96	(0.6%)	209	0.2%	197	(0.6%)
Uncertain tax positions	—	0.0%	(4,945)	(5.6%)	—	0.0%
Valuation allowance	2,270	(14.9%)	1,109	1.2%	840	(2.7%)
Other	(508)	3.3%	(375)	(0.4%)	143	(0.5%)
Change in Tax Rate	—	0%	—	0%	—	0%
Total income tax benefit	$(12,752)	84.0%	$17,264	19.4%	$(13,570)	43.2%

Income taxes paid totaled approximately $1.7 million, $22.9 million, and $2.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

At December 31, 2023, we had federal and state net operating loss carryforwards ("NOLs"), for which the deferred tax asset was approximately $3.9 million, before a valuation allowance of $3.4 million. The NOLs expire in the years ended 2032 to 2042. Subject to certain separate return limitations, we may use these NOLs to offset a portion of state taxable income generated by our TRS entities.

For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, capital gains, qualified dividends, unrecaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2023, 2022, and 2021, tax attributes of dividends per share held for the entire year were estimated to be as follows (unaudited):

	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
Ordinary income	$—	0.0%	$0.01	53.5%	$—	0.0%
Capital gains	—	0.0%	0.01	46.5%	—	0.0%
Qualified dividends	—	0.0%	—	0.0%	—	0.0%
Unrecaptured § 1250 gain	—	0.0%	—	0.0%	—	0.0%
Return of capital	—	0.0%	—	0.0%	—	0.0%
Balance at December 31,	$—	0.0%	$0.02	100.0%	$—	0.0%

A reconciliation of the beginning and ending balance of our unrecognized tax benefits is presented below and is included in Accrued liabilities and other in our Consolidated Balance Sheets (in thousands):

Because the statute of limitations has not yet elapsed, our United States federal income tax returns for the year ended December 31, 2020, and subsequent years and certain of our state income tax returns for the year ended December 31, 2020, and subsequent years are currently subject to examination by the IRS or other taxing authorities. If recognized, the unrecognized tax benefits would affect our effective tax rate.

	2023	2022

Balance at January 1,	$2,135	$7,038
Additions based on tax positions in prior years	52	427
Lapse of applicable statute of limitations	(95)	(5,330)
Balance at December 31,	$2,092	$2,135

In accordance with the accounting requirements for stock-based compensation, we may recognize tax benefits in connection with the exercise of stock options by employees of our TRS entities and the vesting of restricted stock awards. We recognize the tax effects related to stock-based compensation through earnings in the period the compensation is recognized.

Note 8 — Aimco Equity

Common Stock

Aimco's Board is authorized to issue up to 510,587,500 shares of capital stock, which consists entirely of Common Stock as of December 31, 2023. Aimco had 140,576,102 shares of Common Stock issued and outstanding at December 31, 2023.

Stock Repurchases

Aimco's Board has, from time to time, authorized Aimco to repurchase shares of its outstanding Common Stock. As of December 31, 2023, Aimco was authorized to repurchase up to 21.1 million shares of its outstanding Common Stock, subject to certain customary limitations, which may be made from time to time in the open market or in privately negotiated transactions. This authorization has no expiration date. During the year ended December 31, 2023, Aimco repurchased approximately 6.2 million shares of its Common Stock at a weighted-average price of $7.33 per share.

During the year ended December 31, 2022, Aimco repurchased approximately 3.5 million shares of its Common Stock at a weighted-average price of $7.21 per share. No repurchases of Common Stock were made by Aimco during the year ended December 31, 2021.

Cash Dividend

As a REIT, Aimco is required to distribute annually to holders of shares of its Common Stock at least 90.0% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. Aimco's Board determines and declares Aimco's dividends. In making a dividend determination, Aimco's Board considers a variety of factors, including REIT distribution requirements, current market conditions, liquidity needs, and other uses of cash, such as deleveraging and accretive investment activities. No dividends were paid during the year ended December 31, 2023. On September 30, 2022, Aimco paid a special cash dividend of $0.02 per share to stockholders of record on September 14, 2022.

Note 9 — Partners’ Capital

In Aimco Operating Partnership’s Consolidated Balance Sheets, the OP Units held by Aimco are classified within Partners’ capital as General Partner and Special Limited Partner capital and the OP Units held by entities other than Aimco are classified within Limited Partners capital. In Aimco's Consolidated Balance Sheets, the OP Units held by entities other than Aimco are classified within permanent equity as Common noncontrolling interests in Aimco Operating Partnership.

OP Units held by Aimco are not redeemable whereas OP Units held by interests in Aimco Operating Partnership other than Aimco are redeemable at the holders’ option, subject to certain restrictions, on the basis of one OP Unit for either one share of Common Stock or cash equal to the fair value of a share of Common Stock at the time of redemption. Aimco has the option to deliver shares of Common Stock in exchange for all or any portion of such OP Units tendered for redemption. When a limited partner redeems an OP Unit for Common Stock, Limited Partners' capital is reduced, and the General Partner and Special Limited Partners’ capital is increased.

Entities other than Aimco that hold OP Units receive distributions in an amount equivalent to the dividends paid to holders of Common Stock.

During the year ended December 31, 2023, there were no OP Units redeemed in exchange for shares of Common Stock and approximately 149,000 OP Units were redeemed in exchange for cash at an aggregate weighted average price per unit of $7.24.

Note 10 — Earnings per Share and per Unit

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

Aimco's Common Stock and OP Unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco's issuance of additional shares of Common Stock and Aimco Operating Partnership’s issuance to Aimco of additional OP Units equal to the number of shares of Common Stock purchased under the options. These equivalents also include unvested market-based restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and OP Units outstanding equal to the number of the shares that vest. OP Unit equivalents also include unvested long-term incentive partnership units. The Common Stock and OP Unit equivalents were not included in the computation of diluted earnings per share and unit for the years ended December 31, 2021 and December 31, 2023, because the effect of their inclusion would be antidilutive. The Common Stock and OP Unit equivalents were included in the computation of diluted earnings per share and unit for the year ended December 31, 2022, because the effect of their inclusion was dilutive. As of December 31, 2023, the Common Stock and OP Unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 3.7 million and 8.0 million, respectively.

Aimco's time-based restricted stock awards receive non-forfeitable dividends similar to shares of Common Stock and OP Units prior to vesting, and our market-based long-term incentive partnership units ("LTIP Units") receive non-forfeitable distributions based on specified percentages of the distributions paid to OP Units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Participating securities were not included in the computation of diluted earnings per share and unit for the years ended December 31, 2021 and December 31, 2023, because the effect of their inclusion would be antidilutive. Participating securities were included in the computation of diluted earnings per share and unit for the year ended December 31, 2022, because the effect of their inclusion was dilutive. As of December 31, 2023, participating securities that could potentially dilute basic earnings per share or unit in future periods totaled 2.5 million.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the years ended December 31, 2023, 2022 and 2021, are as follows (in thousands, except per share and per unit data):

	Year ended December 31,
	2023	2022	2021
Earnings per share
Numerator:
Net income (loss) attributable to Aimco	$(166,196)	$75,726	$(5,910)
Net income (loss) allocated to Aimco participating securities	—	(1,087)	—
Net income (loss) attributable to Aimco common stockholders	$(166,196)	$74,639	$(5,910)

Denominator - shares:
Basic weighted-average common stock outstanding	143,618	149,395	149,480
Diluted share equivalents outstanding	—	1,439	—
Diluted weighted-average common stock outstanding	143,618	150,834	149,480

Earnings (loss) per share - basic	$(1.16)	$0.50	$(0.04)
Earnings (loss) per share - diluted	$(1.16)	$0.49	$(0.04)

Earnings per unit
Numerator:
Net income (loss) attributable to Aimco Operating Partnership	$(175,234)	$79,657	$(6,207)
Net income (loss) allocated to Aimco Operating Partnership participating securities	—	(1,131)	—
Net income (loss) attributable to Aimco Operating Partnership's common unit holders	$(175,234)	$78,526	$(6,207)

Denominator - units
Basic weighted-average OP Units outstanding	151,371	157,317	157,701
Diluted OP Unit equivalents outstanding	—	1,457	-
Diluted weighted-average OP Units outstanding	151,371	158,774	157,701

Earnings (loss) per unit - basic	$(1.16)	$0.50	$(0.04)
Earnings (loss) per unit - diluted	$(1.16)	$0.49	$(0.04)

Note 11 — Share-Based Compensation

We have a stock award and incentive program to attract and retain employees and independent directors. As of December 31, 2023, approximately 18.9 million shares were available for issuance under the Second Amended and Restated 2015 Stock Award and Incentive Plan (the “2015 Plan”). The total number of shares available for issuance under this plan may increase due to any forfeiture, cancellation, exchange, surrender, termination or expiration of an award outstanding under the 2015 Plan. Awards under the 2015 Plan may be in the form of stock options, stock, and LTIP Units as authorized under the 2015 Plan. Our plans are administered by the Compensation and Human Resources Committee of the Board.

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

For the years ended December 31, 2023, 2022, and 2021, total compensation cost recognized for share-based awards was (in thousands):

	2023	2022	2021
Share-based compensation expense (1)	$9,221	$6,441	$3,377
Capitalized share-based compensation (2)	1,274	1,016	340
Total share-based compensation (3)	$10,495	$7,457	$3,717

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

As of December 31, 2023, our share of total unvested compensation cost not yet recognized was $11.8 million. We expect to recognize this compensation cost over a weighted-average period of approximately 1.6 years. The aggregate fair value of the vested Restricted Stock Awards and LTIP I Units during each of the years ended December 31, 2023, 2022, and 2021 was $0.9 million, $0.6 million, and $0.6 million, respectively.

For our employees, we grant restricted stock awards and two forms of LTIP Units that are subject to time-based vesting and require continuous employment, typically over a period of three to five years from the grant date, and we refer to these awards as Time-Based Restricted Stock, Time-Based LTIP I Units, and Time-Based LTIP II Units. We also grant stock options, restricted stock awards, and two forms of LTIP Units, that vest conditioned on our total shareholder return (“TSR”), relative to identified indices over a forward-looking performance period of three years. We refer to these awards as TSR Stock Options, TSR Restricted Stock, TSR LTIP I Units, and TSR LTIP II Units. Earned TSR-based awards, if any, will generally vest over a period of three to four years from the grant date, based on continued employment. Vested LTIP II Units may be converted at the holders’ option to LTIP Units for a conversion metric over a term of 10 years. Our TSR Stock Options generally expire 10 years from the date of grant.

We recognize compensation cost associated with time-based awards ratably over the requisite service periods. We recognize compensation cost related to the TSR-based awards, over the requisite service period, commencing on the grant date. The value of the TSR-based awards takes into consideration the probability that the market condition will be achieved; therefore, previously recorded compensation cost is not adjusted in the event that the market condition is not achieved, and awards do not vest.

We had Time-Based Restricted Stock, Time-Based LTIP I Units, Time-Based LTIP II Units, TSR Stock Options, TSR Restricted Stock, TSR LTIP I Units and TSR LTIP II Units outstanding as of December 31, 2023. The following two tables summarize activity for equity compensation for the year ended December 31, 2023.

	Unvested TSR Stock Options		Time-Based Restricted Stock Awards		TSR Restricted Stock Awards
	Number of Options	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Fair Value	Number of Shares	Weighted-Average Fair Value
Outstanding at beginning of year	529,967	$6.78	2,154,138	$6.78	460,745	$8.45
Granted	—	—	442,162	7.52	525,704	7.51
Exercised	—	—	N/A	N/A	N/A	N/A
Vested	—	—	(87,587)	7.68	(4,995)	54.31	(1)
Forfeited	—	—	(33,533)	7.23	—	—	(1)
Outstanding at end of year	529,967	$6.78	2,475,180	$6.87	981,454	$7.71

(1) Weighted-average grant date fair value is based off pre-Separation values when the awards were granted.

	Unvested LTIP I Units		Unvested TSR LTIP II Units		Unvested Time LTIP II Units		Convertible LTIP II Units
	Number of Units	Weighted-Average Fair Value (1)	Number of Units	Weighted-Average Conversion Metric	Number of Units	Weighted-Average Conversion Metric	Number of Units	Weighted-Average Conversion Metric
Outstanding at beginning of year	7,186	$53.33	905,440	$5.52	563,334	$6.96	743,861	$7.44
Granted	—	—	—	—	—	—	—	—
Exercised	N/A	N/A	—	—	—	—	—	—
Vested	(4,188)	53.28	(3,429)	6.12	(563,334)	6.96	566,763	6.95
Forfeited	(704)	53.44	(1,476)	6.12	—	—	—	—
Outstanding at end of year	2,294	$53.39	900,535	$5.51	—	$—	1,310,624	$7.23

(1) Weighted-average grant date fair value is based off pre-Separation values when the awards were granted.

The aggregate intrinsic values are calculated as the difference between the closing price of Aimco common stock on the last trading day of the year and the exercise price multiplied by the number of in-the-money TSR Stock Options and LTIP II Units had they all been exercised and converted, respectively, on December 31, 2023. The aggregate intrinsic values for those that were exercisable or convertible and unvested were $0.8 million and $2.6 million, respectively.

The following table summarizes the unvested equity, exercisable stock options and convertible LTIP II units issued to our employees and employees of AIR that are potentially dilutive to Aimco and Aimco Operating Partnership as of December 31, 2023 (in thousands, except shares):

Awards	Aimco	AIR	Unvested Compensation Not Yet Recognized (1)
Time-Based Stock Options	—	786,413	$—
TSR Stock Options (2)	529,967	21,035	371
Time-Based Restricted Stock Awards	2,475,180	3,457	7,812
TSR Restricted Stock Awards	981,454	9,773	3,574
TSR LTIP I Units	2,294	—	—
TSR LTIP II Units (2)	900,535	1,000,045	25
Total awards	4,889,430	1,820,723	$11,782

(1) Unvested compensation not yet recognized represents our compensation cost for our employees. Compensation costs related to shares issued to AIR employees are recognized by AIR.

(2) The weighted-average exercise price for stock options held by AIR employees is $4.59 per share. The weighted-average conversion metric for LTIP II Units held by AIR employees is $5.49 per unit.

Determination of Grant-Date Fair Value Awards

We estimated the fair value of TSR-based awards granted in 2023 and 2022 using a Monte Carlo simulation valuation method. Under this method, the prices of the indices and shares of our Common Stock were simulated through the end of the performance period. The correlation matrix between shares of our Common Stock and the indices, as well as the corresponding return volatilities, were developed based upon an analysis of historical data.

The following table includes the assumptions used for the valuation of TSR-based awards that were granted in 2023 and 2022.

TSR Award Assumptions	2023	2022
Grant date market value of a common share	$7.59	$6.96
Risk-free interest rate	3.89%-4.73%	0.19%-1.38%
Dividend yield	0%	0%
Expected volatility	34.08%-36.19%	32.09%-33.04%
Derived vesting period of TSR Restricted Stock	3.0	3.0
Weighted average expected term of TSR Stock Options, TSR LTIP I Units, and TSR LTIP II Units	N/A	4.9

Note 12 — Fair Value Measurements

Recurring Fair Value Measurements

From time to time, we purchase interest rate swaps, caps, and other instruments to provide protection against increases in interest rates on our variable rate debt. These instruments are presented as Interest rate options in our Consolidated Balance Sheets. As of December 31, 2023, we held interest rate caps with a $627.4 million notional value. These instruments were acquired for $5.8 million, and the fair value of these instruments is $5.2 million as noted in the table below.

During the year ended December 31, 2023, we monetized the $1.5 billion notional amount interest rate swaption, purchased in conjunction with the Mezzanine Investment to protect against future interest rate increases, for gross proceeds of $54.2 million.

On a recurring basis, we measure at fair value our interest rate options. Our interest rate options are classified within Level 2 of the GAAP fair value hierarchy, and we estimate their fair value using pricing models that rely on observable market information, including contractual terms, market prices, and interest rate yield curves. The fair value adjustment is included in earnings in Realized and unrealized gains (losses) on interest rate options in our Consolidated Statements of Operations. Changes in fair value are reflected as a non-cash transaction in adjustments to arrive at cash flows from operations, any upfront premium is reflected in Purchase of interest rate options, and any proceeds are reflected in Proceeds from interest rate options in our Consolidated Statements of Cash Flows.

As of December 31, 2023 and 2022, we have investments in stock of $2.9 million and $1.2 million, respectively, classified within Level 1 of the GAAP fair value hierarchy. In addition, as of December 31, 2023 and 2022, we have investments in property technology funds of $2.5 million and $3.1 million, respectively, in entities that develop technology related to the real estate industry. These investments are measured at net asset value (“NAV”) as a practical expedient. See Note 13 for further information regarding unfunded commitments related to these investments.

The following table summarizes the fair value of our interest rate options, investments in stock, and our investments in real estate technology funds as of December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023				As of December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Interest rate options	$5,237	$—	$5,237	$—	$62,259	$—	$62,259	$—
Investments in stock	2,868	2,868	—	—	1,179	1,179	—	—
Investments in real estate technology funds (1)	2,508	—	—	—	3,117	—	—	—

(1) Investments measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

Nonrecurring Fair Value Measurements

During the years ended December 31, 2023 and 2022, we tested the Mezzanine Investment for impairment given triggering events that occurred and we recorded non-cash impairment charges to reduce the carrying value of the Mezzanine Investment to zero and $158.6 million, respectively. We used internally developed models to determine the fair value of the Mezzanine Investment. This incorporated the fair value of the underlying real estate collateral that incorporates various estimates and assumptions, the most significant being the capitalization rate of 5.25% compared to 3.75% as of December 31, 2023 and 2022, respectively. These assumptions are based on Level 3 inputs. See Note 2 for further details.

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivables and payables approximated their fair value as of December 31, 2023 and 2022, due to their relatively short-term nature and high probability of realization. We estimate the fair value of our debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, debt service coverage ratios, and loan to value ratios. We classify the fair value of our non-recourse property debt and construction loans within Level 2 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair value.

The following table summarizes carrying value and fair value of our non-recourse property debt and construction loans as of December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$852,502	$807,240	$938,476	$878,804
Construction loans	309,521	309,170	126,317	125,954
Total	$1,162,023	$1,116,410	$1,064,793	$1,004,758

Note 13 — Commitments and Contingencies

Commitments

In connection with our development, redevelopment, and other capital additions activities, we have entered into various construction-related contracts, and have made commitments to complete development and redevelopment of certain real estate, pursuant to financing or other arrangements. As of December 31, 2023, we had remaining commitments for construction-related contracts of $63.8 million, with $124.2 million undrawn on our construction loans.

As of December 31, 2023, we have remaining commitments of $3.0 million related to our unconsolidated joint ventures, which we expect to fund over the next twelve months. In addition, we have remaining commitments of $2.0 million related to our investments in property technology funds invested in entities that develop technology related to the real estate industry. The timing of the remaining funding of these commitments is uncertain.

We also enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.

Legal Matters

From time to time, we may be a party to certain legal proceedings, incidental to the normal course of business. While the outcome of the legal proceedings cannot be predicted with certainty, we believe there are no legal proceedings pending that would have a material effect upon our financial condition or result of operations.

Note 14 — Business Segments

We have three segments: (i) Development and Redevelopment; (ii) Operating; and (iii) Other.

Our Development and Redevelopment segment consists of properties that are under construction or have not achieved stabilization, as well as land held for development. As of December 31, 2023, our Development and Redevelopment segment consists of 11 properties, three of which were under construction.

Our Operating segment includes 21 residential apartment communities with 5,600 apartment homes that have achieved a stabilized level of operations as of January 1, 2022 and maintained it throughout the current year and comparable period. We aggregate all our apartment communities that have reached stabilization into our Operating segment.

During the first quarter of 2023, we reclassified one residential apartment community from the Other segment to the Operating segment because it reached stabilization. During the fourth quarter of 2023, we sold one land parcel from the Development and Redevelopment segment, which resulted in its removal from the segment. Prior period segment information has been recast based upon our current segment population, and is consistent with how our chief operating decision maker ("CODM") evaluates the business. The recast conforms with our reportable segment classification as of December 31, 2023.

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

The following tables present the results of operations of consolidated properties with our segments reported on a proportionate basis for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year Ended December 31, 2023
Rental and other property revenues	$15,744	$149,768	$14,482	$6,969	$32	$186,995
Property operating expenses	10,271	44,054	5,726	7,030	6,631	73,712
Other operating expenses not allocated to segments (3)	—	—	—	—	101,699	101,699
Total operating expenses	10,271	44,054	5,726	7,030	108,330	175,411
Proportionate property net operating income (loss)	5,473	105,714	8,756	(61)	(108,298)	11,584
Other items included in income before income tax (4)	—	—	—	—	(181,655)	(181,655)
Income (loss) before income tax	$5,473	$105,714	$8,756	$(61)	$(289,953)	$(170,071)

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year Ended December 31, 2022
Rental and other property revenues	$919	$138,137	$15,116	$6,097	$30,075	$190,344
Property operating expenses	2,194	41,410	4,993	6,074	17,121	71,792
Other operating expenses not allocated to segments (3)	—	—	—	—	198,640	198,640
Total operating expenses	2,194	41,410	4,993	6,074	215,761	270,432
Proportionate property net operating income (loss)	(1,275)	96,727	10,123	23	(185,686)	(80,088)
Other items included in income before income tax (4)	—	—	—	—	189,510	189,510
Income (loss) before income tax	$(1,275)	$96,727	$10,123	$23	$3,824	$109,422

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year Ended December 31, 2021
Rental and other property revenues	$2,036	$123,257	$13,605	$5,256	$25,682	$169,836
Property operating expenses	1,446	39,694	4,336	5,199	16,938	67,613
Other operating expenses not allocated to segments (3)	—	—	—	—	117,863	117,863
Total operating expenses	1,446	39,694	4,336	5,199	134,801	185,476
Proportionate property net operating income (loss)	590	83,563	9,269	57	(109,119)	(15,640)
Other items included in income before income tax (4)	—	—	—	—	(2,910)	(2,910)
Income (loss) before income tax	$590	$83,563	$9,269	$57	$(112,029)	$(18,550)
(1)
Represents adjustments for noncontrolling interests in consolidated real estate partnerships' share of the results of consolidated communities in our segments, which are included in the related consolidated amounts, but excluded from proportionate property net operating income for our segment evaluation. Also includes the reclassification of utility reimbursements, which are included in Rental and other property revenues in our Consolidated Statements of Operations, in accordance with GAAP, from revenues to property operating expenses for the purpose of evaluating segment results.
(2)
Includes the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any. Also includes property management expenses and casualty gains and losses, which are included in consolidated property operating expenses and are not part of our segment performance measure.
(3)
Other operating expenses not allocated to segments consists of depreciation and amortization general and administrative expense.
(4)
Other items included in Income before income tax benefit (expense) consists primarily of lease modification income, gain on disposition of real estate, interest expense, mezzanine investment income (loss), net, realized and unrealized gains (losses) on interest rate options, and realized and unrealized gains (losses) on equity investments.

Net real estate and non-recourse property debt, net, of our segments as of December 31, 2023 and 2022, were as follows (in thousands):

	Development and Redevelopment	Operating	Other	Corporate (1)	Total
As of December 31, 2023
Buildings and improvements	$719,880	$709,051	$164,871	$—	$1,593,802
Land	208,323	262,409	150,089	—	620,821
Total real estate	928,203	971,460	314,960	—	2,214,623
Accumulated depreciation	(15,793)	(489,206)	(75,803)	—	(580,802)
Net real estate	$912,410	$482,254	$239,157	$—	$1,633,821

Non-recourse property debt and construction loans, net	$301,443	$765,372	$80,926	$—	$1,147,741

	Development and Redevelopment	Operating	Other	Corporate (1)	Total
As of December 31, 2022
Buildings and improvements	$447,101	$708,665	$164,400	$2,215	$1,322,381
Land	211,817	262,409	150,125	16,751	641,102
Total real estate	658,918	971,074	314,525	18,966	1,963,483
Accumulated depreciation	(2,378)	(468,428)	(59,916)	—	(530,722)
Net real estate	$656,540	$502,646	$254,609	$18,966	$1,432,761

Non-recourse property debt and construction loans, net	$190,133	$767,513	$80,550	$10,003	$1,048,199

(1)
During the year ended December 31, 2022, certain properties were sold or reclassified as held for sale, and therefore are not included in our segment balance sheets at year end. There were no such sales or reclassifications of properties during the year ended December 31, 2023. We added a Corporate segment to the tables above for presentation purposes to display these assets and the associated debt as of December 31, 2023 and 2022, respectively.

Capital additions within our segments for the years ended December 31, 2023, 2022 and 2021, were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Development and Redevelopment	$272,127	$244,733	$136,139
Operating	13,333	24,689	10,005
Other	851	1,743	693
Corporate amounts not allocated to segments (1)	6,610	2,215	75,215
Total capital additions	$292,921	$273,380	$222,052

(1)
During the years ended December 31, 2023, 2022 and 2021, certain capital additions pertained to properties that were sold or reclassified as held for sale, and therefore are not included in our segments as capital additions at those respective year ends. We added a Corporate segment to the table above for presentation purposes to display these capital additions as of December 31, 2023, 2022 and 2021, respectively.

In addition to the amounts disclosed in the tables above, as of December 31, 2023, the Development and Redevelopment segment right-of-use lease assets and lease liabilities aggregated to $109.0 million and $118.7 million, respectively, and as of December 31, 2022, aggregated to $110.3 million and $114.6 million, respectively. As of December 31, 2023, right-of-use lease assets and lease liabilities primarily related to our investments in Upton Place, Strathmore and Oak Shore.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2023

(In Thousands)

						(2)	Gross Amount at Which
			Initial Costs			Costs Capitalized	Carried at Close of Period		(3)	(4)	(5)
		(1)		Buildings and	Total Initial	Subsequent to		Buildings and	Total Carrying	Accumulated	Date
	Location	Encumbrances	Land	Improvements	Acquisition Costs	Acquisition	Land	Improvements	Value	Depreciation	Acquired
Operating:
118-122 West 23rd Street	New York, NY	16,472	14,985	23,459	38,444	5,811	14,985	29,270	44,255	(12,768)	Jun 2012
173 E. 90th Street	New York, NY	12,138	12,066	4,535	16,601	9,021	12,067	13,555	25,622	(7,447)	May 2004
237-239 Ninth Avenue	New York, NY	6,148	8,495	1,866	10,361	2,160	8,494	4,027	12,521	(2,798)	Mar 2005
1045 on the Park Apartments Homes	Atlanta, GA	6,007	2,793	6,662	9,455	1,446	2,793	8,108	10,901	(2,998)	Jul 2013
2200 Grace	Lombard, IL	11,193	642	7,788	8,430	310	642	8,098	8,740	(5,830)	Aug 2018
Bank Lofts	Denver, CO	18,540	3,525	9,045	12,570	5,498	3,525	14,543	18,068	(9,506)	Apr 2001
Bluffs at Pacifica, The	Pacifica, CA	—	8,108	4,132	12,240	17,924	8,108	22,056	30,164	(15,327)	Oct 2006
Elm Creek	Elmhurst, IL	78,095	5,910	30,830	36,740	31,386	5,910	62,216	68,126	(42,430)	Dec 1997
Evanston Place	Evanston, IL	46,670	3,232	25,546	28,778	18,291	3,232	43,837	47,069	(26,822)	Dec 1997
Hillmeade	Nashville, TN	46,026	2,872	16,070	18,942	22,704	2,872	38,774	41,646	(28,777)	Nov 1994
Hyde Park Tower	Chicago, IL	29,484	4,731	14,927	19,658	15,850	4,731	30,777	35,508	(18,054)	Oct 2004
Plantation Gardens	Plantation, FL	60,133	3,773	19,443	23,216	23,863	3,773	43,306	47,079	(32,870)	Oct 1999
Royal Crest Estates	Warwick, RI	—	22,433	24,095	46,528	7,365	22,433	31,460	53,893	(26,018)	Aug 2002
Royal Crest Estates	Nashua, NH	173,435	68,230	45,562	113,792	18,536	68,231	64,097	132,328	(56,642)	Aug 2002
Royal Crest Estates	Marlborough, MA	69,918	25,178	28,786	53,964	13,920	25,178	42,706	67,884	(36,076)	Aug 2002
Waterford Village	Bridgewater, MA	—	29,110	28,101	57,211	13,151	29,110	41,252	70,362	(35,370)	Aug 2002
Eldridge	Elmhurst, IL	26,691	3,483	35,706	39,189	68	3,483	35,774	39,257	(3,107)	Aug 2021
Wexford Village	Worcester, MA	—	6,349	17,939	24,288	5,910	6,349	23,849	30,198	(18,364)	Aug 2002
Willow Bend	Rolling Meadows, IL	43,501	2,717	15,437	18,154	18,997	2,717	34,434	37,151	(29,115)	May 1998
Yacht Club at Brickell	Miami, FL	79,691	31,362	32,214	63,576	21,779	31,363	53,992	85,355	(32,845)	Dec 2003
Yorktown Apartments	Lombard, IL	46,857	2,414	10,374	12,788	52,546	2,413	62,921	65,334	(46,041)	Dec 1999
Total Operating		770,999	262,408	402,517	664,925	306,536	262,409	709,052	971,461	(489,205)

Development and redevelopment:
Benson Hotel & faculty Club, The	Aurora, CO	—	1,815	4,414	6,229	70,999	1,503	75,725	77,228	(4,204)	Jan 2021
Bioscience 4	Aurora, CO	—	—	—	—	4,173	—	4,173	4,173	—	Feb 2023
Hamilton House	Miami, FL	—	11,467	—	11,467	11,325	11,467	11,325	22,792	—	Jul 2021
One Edgewater	Miami, FL	—	20,045	—	20,045	4,633	19,847	4,831	24,678	—	Jul 2021
Flying Horse	Colorado Springs, CO	—	4,257	—	4,257	3,818	4,269	3,806	8,075	—	Jul 2021
Hamilton, The	Miami, FL	100,323	45,239	34,891	80,130	114,338	43,307	151,161	194,468	(10,637)	Aug 2020
Oak Shore	Corte Madera, CA	5,148	—	—	—	42,050	—	42,050	42,050	(39)	Jun 2021
Upton Place	Washington, DC	121,298	—	21,280	21,280	258,881	—	280,161	280,161	(910)	Dec 2020
Strathmore Phase I	Washington, DC	74,673	—	—	—	110,646	—	110,646	110,646	—	Feb 2022
300 W. Broward Blvd.	Ft. Lauderdale, FL	—	21,355	—	21,355	14,814	21,024	15,145	36,169	—	Jan 2022
Fitzsimons Phase Four	Aurora, CO	—	2,016	—	2,016	1,187	2,040	1,163	3,203	—	Dec 2022
Sears Parcel 1	Ft. Lauderdale, FL	—	68,485	—	68,485	14,932	68,484	14,933	83,417	—	Jun 2022
Sears Parcel 2	Ft. Lauderdale, FL	—	20,737	—	20,737	2,519	20,573	2,683	23,256	—	Jul 2022
Sears Parcel 3	Ft. Lauderdale, FL	—	16,402	—	16,402	1,485	15,809	2,078	17,887	—	Jun 2022
Total Development and redevelopment		301,442	211,818	60,585	272,403	655,800	208,323	719,880	928,203	(15,790)

Other:
St. George Villas	St. George, SC	203	108	1,024	1,132	446	71	1,507	1,578	(1,398)	Jan 2006
1001 Brickell Bay Drive	Miami, FL	81,300	150,018	152,791	302,809	10,572	150,018	163,363	313,381	(74,409)	Jul 2019
Total Portfolio		1,153,944	624,352	616,917	1,241,269	973,354	620,821	1,593,802	2,214,623	(580,802)
(1)
Encumbrances are presented before reduction for debt issuance costs.
(2)
Includes costs capitalized since acquisition or date of initial acquisition of the community.
(3)
The aggregate cost of land and depreciable property for federal income tax purposes was approximately $1.7 billion as of December 31, 2023. (unaudited)
(4)
Depreciable life for buildings and improvements ranges from five to 30 years and is calculated on a straight-line basis.
(5)
Date we acquired the apartment community or first acquired the partnership that owns the community.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Years Ended December 31, 2023, 2022, and 2021

(In Thousands)

	2023	2022	2021
Total real estate balance at beginning of year	$1,963,483	$1,791,499	$1,500,269
Additions during the year:
Acquisitions	1,893	146,236	69,178
Capital additions	292,921	273,380	222,052
Dispositions	(30,347)	(233,308)	—
Write-offs of fully depreciated assets and other	(13,327)	(14,324)	—
Total real estate balance at end of year	$2,214,623	$1,963,483	$1,791,499

Accumulated depreciation balance at beginning of year	$530,722	$561,115	$495,010
Depreciation	63,407	143,983	66,105
Dispositions	—	(160,052)	—
Write-offs of fully depreciated assets and other	(13,327)	(14,324)	—
Accumulated depreciation balance at end of year	$580,802	$530,722	$561,115