Form 10-Q
period 2024-03-31
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2024-05-08
CIK 922864, 1820878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of Apartment Investment and Management Company Class A common stock ("Common Stock") outstanding as of May 7, 2024: 144,827,125

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

Aimco, through a wholly-owned subsidiary, is the general partner and is, directly, the special limited partner of Aimco OP L.P. ("Aimco Operating Partnership"). As of March 31, 2024, Aimco owned 92.4% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.8% of the economic interest in Aimco Operating Partnership. The remaining 7.6% legal interest is owned by limited partners. The common partnership units of Aimco Operating Partnership are referred to as "OP Units". As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

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

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2024, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

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

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Buildings and improvements	$1,638,190	$1,593,802
Land	620,488	620,821
Total real estate	2,258,678	2,214,623
Accumulated depreciation	(597,380)	(580,802)
Net real estate	1,661,298	1,633,821
Cash and cash equivalents	121,814	122,601
Restricted cash	18,589	16,666
Interest rate options	5,072	5,255
Unconsolidated real estate partnerships	23,282	23,125
Notes receivable	58,187	57,554
Right-of-use lease assets - finance leases	108,673	108,992
Other assets, net	122,976	121,461
Total assets	$2,119,891	$2,089,475

LIABILITIES AND EQUITY
Non-recourse property debt, net	$845,671	$846,298
Non-recourse construction loans, net	336,332	301,443
Total indebtedness	1,182,003	1,147,741
Deferred tax liabilities	108,487	110,284
Lease liabilities - finance leases	119,269	118,697
Accrued liabilities and other	131,554	121,143
Total liabilities	1,541,313	1,497,865

Redeemable noncontrolling interests in consolidated real estate partnerships	173,158	171,632

Commitments and contingencies (Note 3)

Equity (510,587,500 shares authorized at both March 31, 2024 and December 31, 2023):
Common Stock, $0.01 par value, 140,210,798 and 140,576,102 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,402	1,406
Additional paid-in capital	460,907	464,538
Retained earnings (deficit)	(126,478)	(116,292)
Total Aimco equity	335,831	349,652
Noncontrolling interests in consolidated real estate partnerships	51,333	51,265
Common noncontrolling interests in Aimco Operating Partnership	18,256	19,061
Total equity	405,420	419,978
Total liabilities and equity	$2,119,891	$2,089,475

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUES
Rental and other property revenues	$50,203	$44,268

OPERATING EXPENSES
Property operating expenses	21,199	17,504
Depreciation and amortization	19,468	16,271
General and administrative expenses	8,549	8,403
Total operating expenses	49,216	42,178

Interest income	2,648	2,058
Interest expense	(13,370)	(9,725)
Realized and unrealized gains (losses) on interest rate options	1,672	(1,057)
Realized and unrealized gains (losses) on equity investments	(271)	137
Income from unconsolidated real estate partnerships	312	174
Other income (expense), net	(1,904)	(3,626)
Income (loss) before income tax	(9,926)	(9,949)
Income tax benefit (expense)	2,730	4,196
Net income (loss)	(7,196)	(5,753)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,560)	(3,274)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	16	(264)
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	554	474
Net income (loss) attributable to Aimco	$(10,186)	$(8,817)

Net income (loss) attributable to Aimco per common share – basic (Note 4)	$(0.07)	$(0.06)
Net income (loss) attributable to Aimco per common share – diluted (Note 4)	$(0.07)	$(0.06)

Weighted-average common shares outstanding – basic	140,594	145,827
Weighted-average common shares outstanding – diluted	140,594	145,827

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2024 and 2023

(In thousands, except per share data)

(Unaudited)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2022	146,525	$1,466	$496,482	$49,904	$547,852	$48,294	$29,212	$625,358
Net income (loss)	—	—	—	(8,817)	(8,817)	264	(474)	(9,027)
Redemption of OP Units held by third parties	—	—	4,293	—	4,293	—	(4,547)	(254)
Share-based compensation expense	—	—	1,696	—	1,696	—	3,126	4,822
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	50	—	50
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(287)	—	(287)
Common stock repurchased	(2,019)	(20)	(14,701)	—	(14,721)	—	—	(14,721)
Other common stock issuances	247	2	1,538	—	1,540	—	1,272	2,812
Other, net	(35)	—	(4)	—	(4)	—	—	(4)
Balances at March 31, 2023	144,718	1,448	489,304	41,087	531,839	48,321	28,589	608,749

Balances at December 31, 2023	140,576	1,406	464,538	(116,292)	349,652	51,265	19,061	419,978
Net income (loss)	—	—	—	(10,186)	(10,186)	(16)	(554)	(10,756)
Redemption of OP Units held by third parties	—	—	(28)	—	(28)	—	(257)	(285)
Share-based compensation expense	—	—	1,928	—	1,928	—	6	1,934
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	485	—	485
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(401)	—	(401)
Common stock repurchased	(873)	(9)	(6,546)	—	(6,555)	—	—	(6,555)
Other common stock issuances, net of withholding taxes	508	5	1,015	—	1,020	—	—	1,020
Balances at March 31, 2024	140,211	$1,402	$460,907	$(126,478)	$335,831	$51,333	$18,256	$405,420

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,196)	$(5,753)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,468	16,271
Realized and unrealized (gains) losses on interest rate options	(1,672)	1,057
Realized and unrealized (gains) losses on equity investments	271	(137)
Income tax expense (benefit)	(2,730)	(4,196)
Share-based compensation	1,666	4,519
Income from unconsolidated real estate partnerships	(312)	(174)
Amortization of debt issuance costs and other	3,339	936
Changes in operating assets and operating liabilities:
Operating assets, net	(3,568)	2,238
Operating liabilities, net	12,446	(9,162)
Total adjustments	28,908	11,352
Net cash provided by operating activities	21,712	5,599
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures(1)	(40,936)	(64,814)
Other investing activities	(153)	1,580
Net cash used in investing activities	(41,089)	(63,234)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse construction loans	28,982	35,491
Principal repayments on non-recourse property debt	(784)	(779)
Proceeds from interest rate options	1,847	803
Payments on finance leases	(175)	(796)
Common stock repurchased	(6,555)	(14,522)
Payments related to withholding taxes for share-based compensation	(567)	—
Distributions to redeemable noncontrolling interests	(2,034)	(3,095)
Contributions from noncontrolling interests	485	50
Distributions to noncontrolling interests	(401)	(287)
Contributions from redeemable noncontrolling interests	—	124
Redemption of OP Units held by third parties	(285)	(254)
Other financing activities	—	(232)
Net cash provided by financing activities	20,513	16,503
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,136	(41,132)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	139,267	229,766
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$140,403	$188,634

(1) Accrued capital expenditures were $39.8 million and $43.8 million as of March 31, 2024 and 2023, respectively.

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Buildings and improvements	$1,638,190	$1,593,802
Land	620,488	620,821
Total real estate	2,258,678	2,214,623
Accumulated depreciation	(597,380)	(580,802)
Net real estate	1,661,298	1,633,821
Cash and cash equivalents	121,814	122,601
Restricted cash	18,589	16,666
Interest rate options	5,072	5,255
Unconsolidated real estate partnerships	23,282	23,125
Notes receivable	58,187	57,554
Right-of-use lease assets - finance leases	108,673	108,992
Other assets, net	122,976	121,461
Total assets	$2,119,891	$2,089,475

LIABILITIES AND EQUITY
Non-recourse property debt, net	$845,671	$846,298
Non-recourse construction loans, net	336,332	301,443
Total indebtedness	1,182,003	1,147,741
Deferred tax liabilities	108,487	110,284
Lease liabilities - finance leases	119,269	118,697
Accrued liabilities and other	131,554	121,143
Total liabilities	1,541,313	1,497,865

Redeemable noncontrolling interests in consolidated real estate partnerships	173,158	171,632

Commitments and contingencies (Note 3)

Partners’ capital:
General Partner and Special Limited Partner	335,831	349,652
Limited Partners	18,256	19,061
Partners’ capital attributable to Aimco Operating Partnership	354,087	368,713
Noncontrolling interests in consolidated real estate partnerships	51,333	51,265
Total partners’ capital	405,420	419,978
Total liabilities and partners’ capital	$2,119,891	$2,089,475

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUES
Rental and other property revenues	$50,203	$44,268

OPERATING EXPENSES
Property operating expenses	21,199	17,504
Depreciation and amortization	19,468	16,271
General and administrative expenses	8,549	8,403
Total operating expenses	49,216	42,178

Interest income	2,648	2,058
Interest expense	(13,370)	(9,725)
Realized and unrealized gains (losses) on interest rate options	1,672	(1,057)
Realized and unrealized gains (losses) on equity investments	(271)	137
Income from unconsolidated real estate partnerships	312	174
Other income (expense), net	(1,904)	(3,626)
Income (loss) before income tax	(9,926)	(9,949)
Income tax benefit (expense)	2,730	4,196
Net income (loss)	(7,196)	(5,753)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,560)	(3,274)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	16	(264)
Net income (loss) attributable to Aimco Operating Partnership	$(10,740)	$(9,291)

Net income (loss) attributable to Aimco Operating Partnership per common unit – basic (Note 4)	$(0.07)	$(0.06)
Net income (loss) attributable to Aimco Operating Partnership per common unit – diluted (Note 4)	$(0.07)	$(0.06)

Weighted-average common units outstanding – basic	148,257	153,631
Weighted-average common units outstanding – diluted	148,257	153,631

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2024 and 2023

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2022	$547,852	$29,212	$577,064	$48,294	$625,358
Net income (loss)	(8,817)	(474)	(9,291)	264	(9,027)
Redemption of OP Units held by third parties	4,293	(4,547)	(254)	—	(254)
Share-based compensation expense	1,696	3,126	4,822	—	4,822
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	50	50
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(287)	(287)
Redemption of OP Units held by Aimco	(14,721)	—	(14,721)	—	(14,721)
Other OP Unit issuances	1,540	1,272	2,812	—	2,812
Other, net	(4)	—	(4)	—	(4)
Balances at March 31, 2023	531,839	28,589	560,428	48,321	608,749

Balances at December 31, 2023	349,652	19,061	368,713	51,265	419,978
Net income (loss)	(10,186)	(554)	(10,740)	(16)	(10,756)
Redemption of OP Units held by third parties	(28)	(257)	(285)	—	(285)
Share-based compensation expense	1,928	6	1,934	—	1,934
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	485	485
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(401)	(401)
Redemption of OP Units held by Aimco	(6,555)	—	(6,555)	—	(6,555)
Other OP Unit issuances, net of withholding taxes	1,020	—	1,020	—	1,020
Balances at March 31, 2024	$335,831	$18,256	$354,087	$51,333	$405,420

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,196)	$(5,753)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,468	16,271
Realized and unrealized (gains) losses on interest rate options	(1,672)	1,057
Realized and unrealized (gains) losses on equity investments	271	(137)
Income tax expense (benefit)	(2,730)	(4,196)
Share-based compensation	1,666	4,519
Income from unconsolidated real estate partnerships	(312)	(174)
Amortization of debt issuance costs and other	3,339	936
Changes in operating assets and operating liabilities:
Operating assets, net	(3,568)	2,238
Operating liabilities, net	12,446	(9,162)
Total adjustments	28,908	11,352
Net cash provided by operating activities	21,712	5,599
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures(1)	(40,936)	(64,814)
Other investing activities	(153)	1,580
Net cash used in investing activities	(41,089)	(63,234)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse construction loans	28,982	35,491
Principal repayments on non-recourse property debt	(784)	(779)
Proceeds from interest rate options	1,847	803
Payments on finance leases	(175)	(796)
Common stock repurchased	(6,555)	(14,522)
Payments related to withholding taxes for share-based compensation	(567)	—
Distributions to redeemable noncontrolling interests	(2,034)	(3,095)
Contributions from noncontrolling interests	485	50
Distributions to noncontrolling interests	(401)	(287)
Contributions from redeemable noncontrolling interests	—	124
Redemption of OP Units held by third parties	(285)	(254)
Other financing activities	—	(232)
Net cash provided by financing activities	20,513	16,503
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,136	(41,132)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	139,267	229,766
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$140,403	$188,634

(1) Accrued capital expenditures were $39.8 million and $43.8 million as of March 31, 2024 and 2023, respectively.

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Note 1 — Organization

Apartment Investment and Management Company (“Aimco” or "the Company"), a Maryland corporation, is a self-administered and self-managed real estate investment trust (“REIT”). On December 15, 2020, Aimco completed the separation of its businesses (the “Separation”), creating two, separate and distinct, publicly traded companies, Aimco and Apartment Income REIT Corp. (“AIR”) (Aimco and AIR together, as they existed prior to the Separation, “Aimco Predecessor”). Events noted in this filing as occurring before December 15, 2020, were those entered into by Aimco Predecessor.

Aimco, through a wholly owned subsidiary, is the general partner and is, directly, the special limited partner of Aimco OP L.P. (“Aimco Operating Partnership”). As of March 31, 2024, Aimco owned 92.4% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.8% of the economic interest in Aimco Operating Partnership. The remaining 7.6% legal interest is owned by limited partners. The common partnership units of Aimco Operating Partnership are referred to as "OP Units". As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2024, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

We own or lease a portfolio of real estate investments focused primarily on the U.S. multifamily sector. At March 31, 2024, our entire portfolio of operating residential apartment communities includes 5,600 apartment homes within 21 consolidated stabilized operating properties, a fully renovated waterfront property with 276 units, and four unconsolidated properties. We also own two multifamily properties that are under construction with 624 of the 909 planned apartment homes delivered, a single family rental community that is under construction with 16 planned homes and eight accessory dwelling units, a 106-key luxury hotel with event space, one commercial office building that is part of an assemblage with an adjacent apartment building, and land parcels held for development. In addition, we hold other alternative investments, including our Mezzanine Investment (see Note 2 for further information); our investment in IQHQ, Inc. ("IQHQ"); and our investment in real estate technology funds.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

The Condensed Consolidated Balance Sheets of Aimco and Aimco Operating Partnership as of December 31, 2023 have been derived from their respective audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2023. Except where indicated, the footnotes refer to both Aimco and Aimco Operating Partnership.

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

Common Noncontrolling Interests in Aimco Operating Partnership

Common noncontrolling interests in Aimco Operating Partnership consist of OP Units held by third parties, and are reflected in Aimco’s accompanying Condensed Consolidated Balance Sheets as Common Noncontrolling Interests in Aimco Operating Partnership. Aimco Operating Partnership’s income or loss is allocated to the holders of OP Units, other than Aimco, based on the weighted-average number of OP Units (including OP Units held by Aimco) outstanding during the period. For the periods ended March 31, 2024 and 2023, the holders of OP Units had a weighted-average economic ownership interest in Aimco Operating Partnership of approximately 5.2%, and 5.1%, respectively. Substantially all of the assets and liabilities of Aimco are held by Aimco Operating Partnership.

Redeemable Noncontrolling Interests in Consolidated Real Estate Partnerships

Redeemable noncontrolling interests consist of equity interests held by a limited partner in a consolidated real estate partnership that has a finite life. If a consolidated real estate partnership includes redemption rights that are not within our control, the noncontrolling interest is included as temporary equity.

Redeemable noncontrolling interests in consolidated real estate partnerships as of March 31, 2024, consists of the following: (i) a preferred equity interest in an entity that owns a portfolio of operating apartment communities and (ii) equity interests in two separate consolidated joint ventures that expect to complete the development of residential apartment communities in 2024. Capital contributions, distributions, and net income attributable to redeemable noncontrolling interests in consolidated real estate partnerships are determined in accordance with the relevant partnership agreements. These interests are presented as Redeemable noncontrolling interests in consolidated real estate partnerships in our Condensed Consolidated Balance Sheets as of March 31, 2024.

The assets of our consolidated real estate partnerships must first be used to settle the liabilities of the consolidated real estate partnerships. The consolidated real estate partnership’s creditors do not have recourse to the general credit of Aimco Operating Partnership.

The following table shows changes in our redeemable noncontrolling interests in consolidated real estate partnerships from December 31, 2023 to March 31, 2024 (in thousands):

2024
Balance at Beginning of Period	$171,632
Distributions	(2,034)
Net income	3,560
Balance at March 31, 2024	$173,158

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

The Separation Agreement with AIR provides for AIR to transfer ownership of the subsidiaries that originated and hold the Mezzanine Investment, and a related equity option to acquire a 30% interest in the partnership owning Parkmerced Apartments. At the time of Separation and as of the date of this filing, legal title of these subsidiaries had not yet transferred to us. Until legal title of the subsidiaries is transferred, AIR is obligated to pass payments received on the Mezzanine Investment to us, and we are obligated to indemnify AIR against any costs and expenses related thereto. We have the risks and rewards of ownership of the Mezzanine Investment. The carrying value of the Mezzanine Investment was zero as of March 31, 2024.

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

Because we receive first priority and a higher return than the purchaser, the partial sale and transfer of the financial interest does not qualify for sale accounting in accordance with GAAP. Therefore, we recorded the cash received from the purchaser as a liability, which is included in Accrued liabilities and other in our Condensed Consolidated Balance Sheets in accordance with GAAP. Although the cash received is accounted for as a liability in accordance with GAAP, no amount is due to the purchaser until after we receive $134.0 million plus our annualized return. Transaction costs have been deferred and are presented as a direct reduction from the related liability, which is included in Accrued liabilities and other in our Condensed Consolidated Balance Sheets. The cash flows associated with this partial Mezzanine Investment sale have been included in Cash Flows from Financing Activities in our Condensed Consolidated Statements of Cash Flows.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and income and gains retained by the REIT. For the three months ended March 31, 2024, we had consolidated net losses subject to tax of $6.6 million, compared to consolidated net losses of $4.9 million for the same period in 2023.

For the three months ended March 31, 2024, we recognized an income tax benefit of $2.7 million, compared to income tax benefit of $4.2 million during the same period in 2023. The decrease is due primarily to a reduction to the effective state tax rate expected to apply to the reversal of our existing deferred items recognized during the three months ended March 31, 2023.

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

Other Assets, net

Other assets were comprised of the following amounts as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Other investments	$64,943	$65,066
Deferred costs, deposits, and other	10,455	10,601
Prepaid expenses and real estate taxes	8,238	13,628
Intangible assets, net	13,438	13,494
Corporate fixed assets	11,311	10,669
Accounts receivable, net of allowances of $164 and $373 as of March 31, 2024 and December 31, 2023, respectively	10,428	5,178
Deferred tax assets	3,650	2,391
Due from affiliates	513	434
Total other assets, net	$122,976	$121,461

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires disclosure of incremental segment information, including segment expense categories, on an annual and interim basis. The new guidance is effective for the annual period ended December 31, 2024 and interim periods beginning in 2025. The amendments in the ASU apply retrospectively to all periods presented in the financial statements. The segment expense categories and amounts disclosed in prior periods are based on the significant expense categories identified and disclosed in the period of adoption. We are currently evaluating the potential impact of adopting this new guidance on our condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid net of refunds. (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state and foreign). The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our condensed consolidated financial statements and related disclosures.

Note 3 — Commitments and Contingencies

Commitments

In connection with our development, redevelopment, and other capital additions activities, we have entered into various construction-related contracts, and have made commitments to complete development and redevelopment of certain real estate, pursuant to financing or other arrangements. As of March 31, 2024, we had remaining commitments for construction-related contracts of $42.4 million, with $91.7 million undrawn on our non-recourse construction loans.

As of March 31, 2024, we have remaining commitments of $3.0 million related to our unconsolidated joint ventures, which we expect to fund over the next twelve months. In addition, we have remaining commitments of $1.9 million related to our investments in property technology funds invested in entities that develop technology related to the real estate industry. The timing of the remaining funding of these commitments is uncertain.

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

Aimco's Common Stock and OP Unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco's issuance of additional shares of Common Stock and Aimco Operating Partnership’s issuance to Aimco of additional OP Units equal to the number of shares of Common Stock purchased under the options. These equivalents also include unvested market-based restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and OP Units outstanding equal to the number of the shares that vest. OP Unit equivalents also include unvested long-term incentive partnership units. The Common Stock and OP Unit equivalents were not included in the computation of diluted earnings per share and unit for the three months ended March 31, 2024 and 2023, because the effect of their inclusion would have been antidilutive. As of March 31, 2024, the Common Stock and OP Unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 4.2 million and 8.4 million, respectively.

Aimco's time-based restricted stock awards receive non-forfeitable dividends similar to shares of Common Stock and OP Units prior to vesting, and our market-based long-term incentive partnership units ("LTIP Units") receive non-forfeitable distributions based on specified percentages of the distributions paid to OP Units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. When applicable, we include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Participating securities were not included in the computation of diluted earnings per share and unit for the three months ended March 31, 2024 and 2023, because the effect of their inclusion would have been antidilutive. As of March 31, 2024, participating securities that could potentially dilute basic earnings per share or unit in future periods totaled 2.5 million.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the three months ended March 31, 2024 and 2023, are as follows (in thousands, except per share and per unit data):

	Three Months Ended March 31,
	2024	2023
Earnings per share
Numerator:
Net income (loss) attributable to Aimco	$(10,186)	$(8,817)
Net income (loss) allocated to Aimco participating securities	—	—
Net income (loss) attributable to Aimco common stockholders	$(10,186)	$(8,817)

Denominator - shares:
Basic weighted-average common stock outstanding	140,594	145,827
Diluted share equivalents outstanding	—	—
Diluted weighted-average common stock outstanding	140,594	145,827

Earnings (loss) per share - basic	$(0.07)	$(0.06)
Earnings (loss) per share - diluted	$(0.07)	$(0.06)

Earnings per unit
Numerator:
Net income (loss) attributable to Aimco Operating Partnership	$(10,740)	$(9,291)
Net income (loss) allocated to Aimco Operating Partnership participating securities	—	—
Net income (loss) attributable to Aimco Operating Partnership's common unit holders	$(10,740)	$(9,291)

Denominator - units
Basic weighted-average OP Units outstanding	148,257	153,631
Diluted OP Unit equivalents outstanding	—	—
Diluted weighted-average OP Units outstanding	148,257	153,631

Earnings (loss) per unit - basic	$(0.07)	$(0.06)
Earnings (loss) per unit - diluted	$(0.07)	$(0.06)

Note 5 — Fair Value Measurements and Disclosures

Recurring Fair Value Measurements

From time to time we purchase interest rate swaps, caps, and other instruments to provide protection against increases in interest rates on our variable rate debt. These instruments are presented as Interest rate options in our Condensed Consolidated Balance Sheets. As of March 31, 2024, we held interest rate caps with a $627.4 million notional value. These instruments were acquired for $5.8 million, and the fair value of these instruments is $5.1 million as noted in the table below.

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

As of March 31, 2024 and December 31, 2023, we had investments in stock of $2.4 million and $2.9 million, respectively, classified within Level 1 of the GAAP fair value hierarchy. In addition, as of March 31, 2024 and December 31, 2023, we have investments in property technology funds of $2.8 million and $2.5 million, respectively, in entities that develop technology related to the real estate industry. These investments are measured at net asset value (“NAV”) as a practical expedient. See Note 3 for further information regarding unfunded commitments related to these investments.

The following table summarizes the fair value for our interest rate options, investments in stock, and our investments in real estate technology funds as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024				As of December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Interest rate options	$5,053	$—	$5,053	$—	$5,237	$—	$5,237	$—
Investments in stock	2,409	2,409	—	—	2,868	2,868	—	—
Investments in real estate technology funds (1)	2,845	—	—	—	2,508	—	—	—

(1) Investments measured at fair value using NAV as a practical expedient are not classified in the fair value hierarchy.

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable and payables approximated their fair value as of March 31, 2024, and December 31, 2023, due to their relatively short-term nature and high probability of realization. We estimate the fair value of our debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, debt service coverage ratios, and loan to value ratios. We classify the fair value of our non-recourse property debt and non-recourse construction loans within Level 2 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair value.

The following table summarizes the carrying value and fair value of our non-recourse property debt and non-recourse construction loans as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$851,515	$800,635	$852,502	$807,240
Non-recourse construction loans	343,165	342,817	309,521	309,170
Total	$1,194,680	$1,143,452	$1,162,023	$1,116,410

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

The details of our consolidated and unconsolidated VIEs, excluding those of Aimco Operating Partnership, are summarized in the table below as of March 31, 2024 and December 31, 2023 (in thousands, except for VIE count):

	As of March 31, 2024		As of December 31, 2023
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Count of VIEs	5	8	5	8
Assets
Net real estate	$505,287	$—	$466,719	$—
Cash and cash equivalents	1,771	—	3,940	—
Interest rate options	3,734	—	3,253	—
Unconsolidated real estate partnerships	—	23,282	—	23,125
Notes receivable	17,747	—	17,432	—
Right-of-use lease assets - finance leases	108,673	—	108,992	—
Other assets, net	17,423	59,823	16,140	59,823
Liabilities
Non-recourse construction loans, net	235,820	—	201,103	—
Lease liabilities - finance leases	119,269	—	118,697	—
Accrued liabilities and other	39,109	31,642	35,881	31,018

Note 7 — Lease Arrangements

Aimco as Lessor

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements and other services.

For the three months ended March 31, 2024 and 2023, our total lease income was comprised of the following amounts for all residential and commercial property leases (in thousands):

	Three Months Ended March 31,
	2024	2023
Fixed lease income	$45,933	$41,005
Variable lease income	4,199	3,161
Total lease income	$50,132	$44,166

Aimco as Lessee

Finance Lease Arrangements

We are lessee to finance leases for the land underlying the development sites at Upton Place, Strathmore Square, and Oak Shore.

As of March 31, 2024 and December 31, 2023, our finance leases had weighted-average remaining terms of 93.1 years and 93.4 years, respectively, and weighted-average discount rates of 6.1% and 6.1%, respectively.

For the three months ended March 31, 2024, amortization related to finance leases was $0.2 million, net of amounts capitalized, compared to zero, net of amounts capitalized, for the three months ended March 31, 2023. In addition, for the three months ended March 31, 2024, we capitalized $0.9 million of lease costs associated with active development and redevelopment projects on certain of the underlying property and ground lease assets, compared to $2.1 million for the same period in 2023.

Operating Lease Arrangements

We have operating leases primarily for corporate office space. Substantially all of the payments under our office leases are fixed. As of March 31, 2024 and December 31, 2023, our operating leases had weighted-average remaining terms of 4.9 years and 5.2 years, respectively, and weighted-average discount rates of 3.4%, and 3.3%, respectively.

We record operating lease expense on a straight-line basis over the lease term. For each of the three month periods ended March 31, 2024 and 2023, we recognized total operating lease expense of $0.4 million. As of March 31, 2024 and December 31, 2023, operating lease right-of-use lease assets of $5.8 million and $6.2 million, respectively, are included in Other assets, net in our Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, operating lease liabilities of $10.9 million and $11.5 million, respectively, are included in Accrued liabilities and other in our Condensed Consolidated Balance Sheets.

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

Office Space Sublease

We have a sublease arrangement to provide space within our corporate office for fixed rents, which commenced on January 1, 2021 and expires on May 31, 2029. For each of the three month periods ended March 31, 2024 and 2023, we recognized sublease income of $0.4 million.

Annual Future Minimum Lease Payments

Combined minimum annual lease payments under operating and finance leases, and sublease income that offsets our operating lease rent, are as follows as of March 31, 2024 (in thousands):

	Sublease Income	Operating Lease Future Minimum Rent	Finance Leases Future Minimum Payments
Remainder of 2024	$1,061	$1,846	$2,691
2025	1,423	2,355	4,437
2026	1,433	2,341	4,954
2027	1,443	2,380	5,483
2028	1,453	2,181	5,596
Thereafter	630	805	1,427,620
Total	$7,443	11,908	1,450,781
Less: Discount		(980)	(1,331,512)
Total lease liabilities		$10,928	$119,269

Note 8 — Business Segments

We have three segments: (i) Development and Redevelopment; (ii) Operating; and (iii) Other.

Our Development and Redevelopment segment consists of rental communities that are under construction or have not achieved stabilization, as well as land held for development. As of March 31, 2024, our Development and Redevelopment segment consists of 10 rental communities, three of which were under construction.

Our Operating segment includes 21 residential apartment communities with 5,600 apartment homes that have achieved a stabilized level of operations as of January 1, 2023 and maintained it throughout the current year and comparable period. We aggregate all our apartment communities that have reached stabilization into our Operating segment.

During the three months ended March 31, 2024, we revised the information regularly reviewed by our chief operating decision maker ("CODM") to assess our operating performance. As a result, we reclassified The Benson Hotel from the Development and Redevelopment segment to the Other segment. In addition, during the first quarter of 2024, we disposed of St. George Villas, which was previously reported within our Other segment. Prior period segment information has been recast based upon our current segment population, and is consistent with how our CODM evaluates the business.

Our Other segment consists of properties currently owned that are not included in our Development and Redevelopment or Operating segments. Our Other segment includes 1001 Brickell Bay Drive, our only office building, and The Benson Hotel, our only hotel.

Our CODM uses cash flow, construction timeline to completion, and actual versus budgeted results to evaluate our properties in our Development and Redevelopment segment. Our CODM uses proportionate property net operating income to assess the operating performance of our Operating segment. Proportionate property net operating income is defined as our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements, for the consolidated communities; but

•
excluding the results of four apartment communities with an aggregate 142 apartment homes that we neither manage nor consolidate, our investment in IQHQ and the Mezzanine Investment, and investments in real estate technology funds; and
•
excluding property management costs and casualty gains or losses, reported in consolidated amounts, in our assessment of segment performance.

The following tables present the results of operations of consolidated properties with our segments reported on a proportionate basis for the three months ended March 31, 2024 and 2023 (in thousands):

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended March 31, 2024
Rental and other property revenues	$4,672	$38,639	$4,764	$2,088	$40	$50,203
Property operating expenses	2,597	11,503	2,983	2,152	1,964	21,199
Other operating expenses not allocated to segments (3)	—	—	—	—	28,017	28,017
Total operating expenses	2,597	11,503	2,983	2,152	29,981	49,216
Proportionate property net operating income (loss)	2,075	27,136	1,781	(64)	(29,941)	987
Other items included in income before income tax (4)	—	—	—	—	(10,913)	(10,913)
Income (loss) before income tax	$2,075	$27,136	$1,781	$(64)	$(40,854)	$(9,926)

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended March 31, 2023
Rental and other property revenues	$2,201	$36,672	$3,671	$1,656	$68	$44,268
Property operating expenses	1,676	11,186	1,529	1,657	1,456	17,504
Other operating expenses not allocated to segments (3)	—	—	—	—	24,674	24,674
Total operating expenses	1,676	11,186	1,529	1,657	26,130	42,178
Proportionate property net operating income (loss)	525	25,486	2,142	(1)	(26,062)	2,090
Other items included in income before income tax (4)	—	—	—	—	(12,039)	(12,039)
Income (loss) before income tax	$525	$25,486	$2,142	$(1)	$(38,101)	$(9,949)
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
(3)
Other operating expenses not allocated to segments consist of depreciation and amortization and general and administrative expenses.
(4)
Other items included in Income before income tax benefit (expense) consist primarily of interest expense, mezzanine investment income (loss), net realized and unrealized gains (losses) on interest rate options, and realized and unrealized gains (losses) on equity investments.

Net real estate and non-recourse property debt, net, of our segments as of March 31, 2024 and December 31, 2023, were as follows (in thousands):

	Development and Redevelopment	Operating	Other	Corporate and Amounts Not Allocated to Segments (1)	Total
As of March 31, 2024
Buildings and improvements	$687,151	$711,541	$239,498	$—	$1,638,190
Land	206,558	262,409	151,521	—	620,488
Total real estate	893,709	973,950	391,019	—	2,258,678
Accumulated depreciation	(15,820)	(497,297)	(84,263)	—	(597,380)
Net real estate	$877,889	$476,653	$306,756	$—	$1,661,298

Non-recourse property debt and construction loans, net	$336,330	$764,826	$80,847	$—	$1,182,003

	Development and Redevelopment	Operating	Other	Corporate and Amounts Not Allocated to Segments (1)	Total
As of December 31, 2023
Buildings and improvements	$644,154	$709,051	$239,089	$1,508	$1,593,802
Land	206,820	262,409	151,521	71	620,821
Total real estate	850,974	971,460	390,610	1,579	2,214,623
Accumulated depreciation	(11,589)	(489,206)	(78,612)	(1,395)	(580,802)
Net real estate	$839,385	$482,254	$311,998	$184	$1,633,821

Non-recourse property debt and construction loans, net	$301,424	$765,372	$80,739	$206	$1,147,741

(1)
During the quarter ended March 31, 2024, we disposed of St. George Villas, and therefore it is not included in our segment balance sheets at March 31, 2024. We added a Corporate segment to the tables above for presentation purposes to display these assets and the associated debt as of March 31, 2024 and December 31, 2023, respectively.

In addition to the amounts disclosed in the tables above, as of March 31, 2024 the Development and Redevelopment segment right-of-use lease assets and lease liabilities aggregated to $108.7 million and $119.3 million, respectively, and as of December 31, 2023, aggregated to $109.0 million and $118.7 million, respectively. As of March 31, 2024, right-of-use lease assets and lease liabilities primarily relate to our investments in Upton Place, Strathmore, and Oak Shore.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report on Form 10-Q contains or may contain information that is forward-looking within the meaning of the federal securities laws. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief, or expectations. Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding: our future plans and goals, including our pipeline investments and projects, our plans to eliminate certain near term debt maturities, our estimated value creation and potential, our timing, scheduling and budgeting, projections regarding lease growth, our plans to form joint ventures, our plans for new acquisitions or dispositions, our strategic partnerships and value added therefrom, the potential for adverse economic and geopolitical conditions, which negatively impact our operations, including on our ability to maintain current or meet projected occupancy, rental rate and property operating results; the effect of acquisitions, dispositions, developments, and redevelopments; our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our development and redevelopment investments; expectations regarding sales of our apartment communities and the use of proceeds thereof; the availability and cost of corporate debt; and our ability to comply with debt covenants, including financial coverage ratios.

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

Readers should also carefully review the section entitled “Risk Factors” described in Item 1A of Apartment Investment and Management Company’s and Aimco OP L.P.’s combined Annual Report on Form 10-K for the year ended December 31, 2023, and subsequent documents we file from time to time with the SEC.

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
•
Diversified portfolio, consisting of $0.6 billion in-process value-add investments, a pipeline of approximately 13 million gross square feet of potential future development, a national portfolio of stabilized multifamily real estate and limited indirect and passive investments; and
•
Capital redeployment plan which includes the prudent recycling of capital, reallocating our equity to higher returning investments, and return of capital to stockholders when appropriate.

Our primary goal is outsized risk adjusted returns and accelerating growth for our stockholders. We are focused on providing superior total-return performance to stockholders, primarily through capital appreciation driven by accretive investment and active portfolio management over multi-year periods. We do not presently intend to pay a regular quarterly cash dividend, but may periodically pay dividends for REIT tax purposes or to return a portion of profits to stockholders.

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

•
Managing and investing in value-add and opportunistic real estate

Our dedicated team will source and execute development and redevelopment projects, and various other direct investment strategies. Our development and redevelopment portfolio currently includes projects in construction and lease-up. In addition, our team has secured significant, high-quality, future development opportunities, including total potential of more than 13 million square feet, located in high-growth markets. Generally, we seek direct investment opportunities in locations where barriers to entry are high, target customers can be clearly defined and where we have a comparative advantage over others in the market. From time to time, we may choose to monetize certain pipeline assets prior to vertical construction in an effort to maximize value and risk adjusted returns. In any time period, the amount of our capital that is allocated to development activities may vary based on market conditions and other factors.

•
Owning a portfolio of stabilized core and core plus real estate

Our entire portfolio of operating properties includes 25 apartment communities (21 consolidated properties and four unconsolidated properties) with average rents in line with local market averages (generally defined as B class). We also own one commercial office building that is part of an assemblage with an adjacent apartment building. The target composition of our stabilized portfolio will continue to include primarily B multifamily assets, spread across a geographically diversified portfolio, with a bias toward long established residential neighborhoods that rank highly in regard to schools, employment fundamentals and state and regional governance. Core-Plus opportunities offer the opportunity for incremental capital investment while maintaining stabilized cashflow to accelerate income growth and improve asset values.

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

We expect to capitalize our activities through a combination of non-recourse property debt, non-recourse construction loans, third-party equity, and the recycling of our equity, including retained earnings. We plan to limit the use of recourse leverage, with a strong preference towards non-recourse property-level debt to limit risk to our enterprise. When warranted, we plan to seek equity capital from joint venture partners to improve our cost of capital, further leverage our equity, reduce exposure to a single investment and, in certain cases, for strategic benefits.

The results from the execution of our business plan during the three months ended March 31, 2024 are further described below.

Financial Results and Recent Highlights

•
For the three months ended March 31, 2024, net loss attributable to Aimco common stockholders per share, on a fully dilutive basis, was ($0.07), compared to net loss per share of ($0.06), for the same period in 2023. Higher net operating income and gains related to our interest rate hedging instruments were offset by higher interest expense and depreciation related to advancing and completing development projects.
•
For the three months ended March 31, 2024, revenue and net operating income from our Operating segment were up 5.4% and 6.5% respectively, year-over-year, due primarily to higher average monthly revenue per apartment home of $2,348, up $121 year-over-year.
•
During the three months ended March 31, 2024, construction of our three active development projects advanced on plan. At Upton place in Upper Northwest Washington, D.C., we had leased 100 of the 624 units delivered at rates ahead of underwriting.

Operating Property Results

We own a diversified portfolio of stabilized apartment communities located in eight major U.S. markets with average rents in line with local market averages (generally defined as B class). We also own a commercial office building that is part of an assemblage with an adjacent apartment building.

Highlights for the three months ended March 31, 2024 include:

•
Revenue for our Operating segment was $38.6 million, up 5.4% year-over-year, resulting from a $121 increase in average monthly revenue per apartment home to $2,348, partially offset with a 10-basis point decrease in Average Daily Occupancy to 97.9%.
•
Expenses for our Operating segment were $11.5 million, up 2.8% year-over-year primarily from higher real estate taxes and insurance.
•
Net operating income for our Operating segment was $27.1 million, up 6.5% year-over-year.

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

We currently have three active development and redevelopment multifamily projects, located in two U.S. markets, in varying phases of construction and lease-up. These projects remain on track, as measured by construction budget and lease-up metrics. Additionally, we have a pipeline of future value-add opportunities totaling approximately 13 million gross square feet of development in our target markets of Southeast Florida, the Washington, D.C. Metro Area, and Colorado's Front Range.

During the three months ended March 31, 2024, we invested $42.8 million in development and redevelopment activities, inclusive of construction debt and third-party equity, compared to $64.8 million during the three months ended March 31, 2023.

Highlights for the three months ended March 31, 2024 include:

•
In Upper Northwest Washington, D.C., construction is nearing completion at Upton Place. As of March 31, 2024, we have delivered 624 apartment homes with 100 units leased or pre-leased at rental rates greater than underwriting. To provide additional revenue and vibrancy during lease up, we are collaborating with Placemakr for the temporary use of 150 units as short-term furnished rentals. Additionally, as of March 31, 2024, more than 82% of the project's 105 thousand square feet of retail space has been leased. Construction is expected to be complete in the second quarter of 2024.
•
In Bethesda, Maryland, construction is progressing on plan at the first phase of Strathmore Square, which will contain 220 highly tailored apartment homes with initial delivery on track for the second half of 2024.

•
In Corte Madera, CA, construction is ongoing at Oak Shore where 16 luxury single family rental homes and eight accessory dwelling units are being developed. As of March 31, 2024, initial residences had been delivered with eight leased or pre-leased at rental rates greater than underwriting.
•
In the first quarter of 2024, we invested $1.0 million into programming, design, documentation, and entitlement efforts related to select pipeline projects located in South Florida and on the Anschutz Medical Campus in Aurora, Colorado.

Investment and Disposition Activity

We are focused on prudently allocating capital and delivering strong investment returns. Consistent with our capital allocation philosophy, we monetize the value within our assets when accretive uses of the proceeds are identified and invest when the risk adjusted returns are superior to other uses of capital. In the three months ended March 31, 2024, no new investment or significant disposition activity occurred.

Balance Sheet and Financing Activities

We are highly focused on maintaining a strong balance sheet, including having at all times ample liquidity. As of March 31, 2024, we had access to $290.4 million in liquidity, including $121.8 million of cash on hand, $18.6 million of restricted cash, and the capacity to borrow up to $150.0 million on our revolving credit facility. Refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

Financial Results of Operations

We have three segments: (i) Development and Redevelopment, (ii) Operating, and (iii) Other.

Our Development and Redevelopment segment consists of rental communities that are under construction or have not achieved and maintained stabilization throughout the current year and comparable period, as well as land assemblages that are being held for future development. Our Operating segment includes 21 residential apartment communities that have achieved stabilized levels of operations as of January 1, 2023, and maintained it throughout the current year and comparable period. Our Other segment consists of properties that are not included in our Development and Redevelopment or Operating segments.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements included in Item 1.

Results of Operations for the three months ended March 31, 2024, Compared to the same period in 2023

Net income attributable to Aimco common stockholders decreased by $1.4 million for the three months ended March 31, 2024, compared to the same period in 2023, as described more fully below.

Property Results

As of March 31, 2024, our Development and Redevelopment segment included 10 rental communities, three of which were under construction. Our Operating segment included 21 residential apartment communities with approximately 5,600 apartment homes, and our Other segment included 1001 Brickell Bay Drive, our only office building, and The Benson Hotel.

During the three months ended March 31, 2024, we revised the information regularly reviewed by our chief operating decision maker ("CODM") to assess our operating performance. As a result, we reclassified The Benson Hotel from the Development and Redevelopment segment to the Other segment. Prior period segment information has been recast based upon our current segment population, and is consistent with how our CODM evaluates the business. The recast conforms with our reportable segment classification as of March 31, 2024.

We use proportionate property net operating income to assess the operating performance of our segments. Proportionate property net operating income is defined as our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements, for the consolidated communities; but

•
excluding the results of four apartment communities with an aggregate 142 apartment homes that we neither manage nor consolidate, our investment in IQHQ, the Mezzanine Investment, and investments in real estate technology funds; and
•
excluding property management costs and casualty gains or losses, reported in consolidated amounts, in our assessment of segment performance.

Please refer to Note 8 to the condensed consolidated financial statements in Item 1 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

Proportionate Property Net Operating Income

The results of our segments for the three months ended March 31, 2024 and 2023, as presented below, are based on segment classifications as of March 31, 2024 (dollars in thousands).

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$4,672	$2,201	$2,471	100.0%
Operating	38,639	36,672	1,967	5.4%
Other	4,764	3,671	1,093	29.8%
Total	48,075	42,544	5,531	13.0%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	2,597	1,676	921	55.0%
Operating	11,503	11,186	317	2.8%
Other	2,983	1,529	1,454	95.1%
Total	17,083	14,391	2,692	18.7%
Proportionate property net operating income:
Development and Redevelopment	2,075	525	1,550	100.0%
Operating	27,136	25,486	1,650	6.5%
Other	1,781	2,142	(361)	(16.9%)
Total	$30,992	$28,153	$2,839	10.1%

For the three months ended March 31, 2024, compared to the same period in 2023:

•
Development and Redevelopment proportionate property net operating income increased by $1.6 million due primarily to the lease up of apartment homes at The Hamilton.
•
Operating proportionate property net operating income increased by $1.7 million, or 6.5%. The increase was attributable primarily to a $2.0 million, or 5.4% increase in rental and other property revenues due to a $121 increase in average monthly revenue per apartment home to $2,348, offset by a 10-basis point decrease in Average Daily Occupancy to 97.9%.
•
Other proportionate property net operating income decreased by $0.4 million, or 16.9%. The decrease was due primarily to The Benson Hotel commencing operations subsequent to the first quarter of 2023.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include property management costs, casualty losses, and, if applicable, the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance.

Depreciation and Amortization

For the three months ended March 31, 2024, compared to the same period in 2023, Depreciation and amortization expense increased by $3.2 million, or 19.6%, due primarily to increases at Upton Place and The Benson Hotel resulting from deliveries of apartment homes and completion of construction subsequent to the first quarter of 2023.

General and Administrative Expenses

For the three months ended March 31, 2024, compared to the same period in 2023, General and administrative expenses increased by $0.1 million, or 1.7%.

Interest Income

For the three months ended March 31, 2024, compared to the same period in 2023, Interest income increased by $0.6 million, or 28.7%, due primarily to interest earned on seller financing provided in connection with the sale of a land parcel in December 2023.

Interest Expense

For the three months ended March 31, 2024, compared to the same period in 2023, Interest expense increased by $3.6 million, or 37.5%, due primarily to increased non-recourse construction loan interest for our development and redevelopment properties.

Realized and Unrealized Gains (Losses) on Interest Rate Options

We are required to adjust our interest rate options to fair value on a quarterly basis. As a result of the mark-to-market adjustments, we recorded unrealized losses of $0.2 million for the three months ended March 31, 2024, compared to unrealized losses of $1.9 million for the same period in 2023. In addition, we realized gains of $1.9 million for the three months ended March 31, 2024, compared to realized gains of $0.8 million for the same period in 2023.

Realized and Unrealized Gains (Losses) on Equity Investments

We measure our investments in stock based on its market price at period end and our investments in property technology funds at NAV as a practical expedient. As a result of changes in the values of these investments, we recorded unrealized losses of $0.3 million for the three months ended March 31, 2024, compared to unrealized gains of $0.1 million for the same period in 2023.

Other Income (Expense), Net

Other income (expense), net, includes costs associated with our risk management activities, partnership administration expenses, fee income, and certain non-recurring items, as well as activity related to our Mezzanine Investment. For the three months ended March 31, 2024, compared to the same period in 2023, Other income (expense), net decreased by $1.7 million, or 47.5%, due primarily to the incremental expense associated with pre-existing long-term incentive partnership units recorded upon the resignation of one of our board members in the prior period, partially offset by the current period amortization of deferred transaction costs resulting from the partial sale of the Mezzanine Investment in June 2023.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and income and gains retained by the REIT. For the three months ended March 31, 2024, we had consolidated net losses subject to tax of $6.6 million, compared to consolidated net losses subject to tax of $4.9 million for the same period in 2023.

For the three months ended March 31, 2024, we recognized an income tax benefit of $2.7 million, compared to an income tax benefit of $4.2 million for the same period in 2023. The decrease is due primarily to a reduction to the effective state tax rate expected to apply to the reversal of our existing deferred items recognized during the three months ended March 31, 2023.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. Our critical accounting estimates that involve our more significant judgments and estimates used in the preparation of our consolidated financial statements are detailed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in our critical accounting estimates from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the financial condition, results of operations, and cash flows for all periods presented.

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

EBITDAre is defined by Nareit and provides for an additional performance measure independent of capital structure for greater comparability between real estate investment trusts. We define Adjusted EBITDAre as EBITDAre adjusted to exclude the effect of the following items:

•
net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships and EBITDAre adjustments attributable to noncontrolling interests;
•
realized and unrealized (gains) losses on interest rate options, which we believe allow investors to compare a measure of our earnings before the effects of our capital structure and indebtedness with that of other companies in the real estate industry; and
•
the non-cash (income) loss recognized on our Mezzanine Investment.

The reconciliation of net income (loss) to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2024 and 2023, is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(7,196)	$(5,753)
Adjustments:
Interest expense	13,370	9,725
Income tax (benefit) expense	(2,730)	(4,196)
Depreciation and amortization	19,468	16,271
Adjustment related to EBITDAre of unconsolidated partnerships	215	223
EBITDAre	$23,127	$16,270
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,560)	(3,274)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	16	(264)
EBITDAre adjustments attributable to noncontrolling interests	(575)	(16)
Mezzanine investment (income) loss, net	628	128
Realized and unrealized (gains) losses on interest rate options	(1,672)	1,057
Adjusted EBITDAre	$17,964	$13,901

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary sources of liquidity are cash flows from operations and borrowing capacity under our loan agreements.

As of March 31, 2024, our available liquidity was $290.4 million, which consisted of:

•
$121.8 million in cash and cash equivalents;
•
$18.6 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance; and
•
$150.0 million of available capacity to borrow under our revolving secured credit facility.

As of March 31, 2024, we had sufficient capacity on our non-recourse construction loans to cover our remaining commitments on development and redevelopment projects of approximately $42.4 million. The initial allocations to our joint ventures have remaining unfunded commitments of $3.0 million. We also have unfunded commitments in the amount of $1.9 million related to four investments in entities that develop technology related to the real estate industry. Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, and future investments. Additionally, our third-party property managers may enter into commitments on our behalf to purchase goods and services in connection with the operation of our apartment communities and our office building. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to historical levels.

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

As of March 31, 2024, approximately 90% of our outstanding non-recourse property debt had a fixed interest rate and approximately 10% had a variable interest rate, all of which was hedged. In addition, the weighted-average contractual rate on our non-recourse debt was 4.8% and 4.6% inclusive of interest rate caps, and the average remaining term to maturity was 6.4 years. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates.

While our primary sources of leverage are property-level debt and non-recourse construction loans, we also have a secured $150.0 million credit facility with a syndicate of financial institutions. As of March 31, 2024, we had no outstanding borrowings under our revolving secured credit facility, which requires that we maintain a fixed charge coverage ratio of 1.25X, minimum tangible net worth of $625.0 million, and maximum leverage of 60.0% as defined in the credit agreement. We are currently in compliance and expect to remain in compliance with these covenants during the next twelve months.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows in Item 1 of this report.

Operating Activities

For the three months ended March 31, 2024, net cash provided by operating activities was $21.7 million. Our operating cash flow is primarily affected by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities and general and administrative costs. Cash provided by operating activities for the three months ended March 31, 2024, increased by $16.1 million compared to the same period in 2023, due primarily to increased net operating income driven by higher rents and the timing of balance sheet position changes.

Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities of $41.1 million consisted primarily of capital expenditures. Net cash used in investing activities for the three months ended March 31, 2024, decreased by $22.1 million compared to the same period in 2023, due primarily to decreased capital expenditures.

Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities of $20.5 million consisted primarily of proceeds from non-recourse construction loans, offset by common stock repurchases and distributions to redeemable noncontrolling interests. Net cash provided by financing activities for the three months ended March 31, 2024, increased by $4.0 million compared to the same period in 2023, due primarily to decrease in common stock repurchases, partially offset by a decrease in proceeds from non-recourse construction loans.

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

As of March 31, 2024, on a consolidated basis, we had approximately $81.3 million of variable-rate property-level debt outstanding and $300.2 million of variable-rate construction loans. The impact of rising interest rates is mitigated by our use of interest rate caps, which as of March 31, 2024, provided protection for our variable interest rate debt. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates. As of March 31, 2024, we estimate an increase or decrease in our variable rate indices of 100 basis points with constant credit risk spreads, would have no impact on interest expense.

As of March 31, 2024, we held interest rate caps with $627.4 million notional value. These instruments were acquired for $5.8 million and at March 31, 2024, were valued at $5.1 million.

As of March 31, 2024, we had $140.4 million in cash and cash equivalents and restricted cash, a portion of which earns interest at variable rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Aimco Operating Partnership's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, Aimco Operating Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes from the risk factors in Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our filings with the SEC.

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

During the three months ended March 31, 2024, no shares of Common Stock were issued in exchange for OP Units in such transactions. Had any such shares been issued, the issuances would have been effected in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

In addition to any issuances pursuant to transactions of the types discussed above, there were no unregistered sales of equity securities made by Aimco during the quarter ended March 31, 2024.

Repurchases of Equity Securities

The following table summarizes Aimco's share repurchases, for the three months ended March 31, 2024, all of which were part of publicly announced programs:

Fiscal Period	Total Number of Shares Repurchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
January 1 - 31, 2024	61,143	$7.47	61,143	21,056,413
February 1 - 29, 2024	345,202	7.36	345,202	20,711,211
March 1 - 31, 2024	466,414	7.59	466,414	20,244,797
Total	872,759	$7.49	872,759

(1) Aimco's Board of Directors (the "Board") has, from time to time, authorized Aimco to repurchase shares of its outstanding Common Stock. These repurchases may be made from time to time in the open market or in privately negotiated transactions. These share repurchase authorizations have no expiration date.

Aimco Operating Partnership

There is no public market for OP Units, and Aimco Operating Partnership has no intention of listing OP Units on any securities exchange. In addition, Aimco Operating Partnership’s Partnership Agreement restricts the transferability of OP Units.

On May 7, 2024, there were 156,730,743 OP Units and equivalents outstanding (of which 144,827,125 were held by Aimco), that were held by 1,966 unitholders of record.

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP Units during the three months ended March 31, 2024.

Repurchases of Equity Securities

Aimco Operating Partnership’s Partnership Agreement generally provides that after holding OP Units for one year, limited partners other than Aimco have the right to redeem their OP Units for cash or, at its election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended March 31, 2024, no OP Units were redeemed in exchange for shares of Common Stock and 36,907 OP Units were redeemed in exchange for cash at an aggregate weighted average price per unit of $7.74.

The following table summarizes repurchases, or redemptions in exchange for cash, of the Aimco Operating Partnership’s equity securities for the three months ended March 31, 2024:

Fiscal Period	Total Number of Units Repurchased	Weighted Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under Plans or Programs (1)
January 1 - 31, 2024	—	$—	N/A	N/A
February 1 - 29, 2024	—	—	N/A	N/A
March 1 - 31, 2024	36,907	7.74	N/A	N/A
Total	36,907	$7.74

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

Dividend and Distribution Payments

As a REIT, Aimco is required to distribute annually to holders of its Common Stock at least 90.0% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. Our Board determines and declares Aimco's dividends. In making a dividend determination, our Board considers a variety of factors, including REIT distribution requirements; current market conditions; liquidity needs; and other uses of cash, such as deleveraging and accretive investment activities.

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

101

The following materials from Aimco’s and Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of equity and partners’ capital; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: May 8, 2024