Form 10-Q
period 2024-06-30
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2024-08-07
CIK 922864, 1820878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of Apartment Investment and Management Company Class A common stock ("Common Stock") outstanding as of August 6, 2024: 141,609,410

EXPLANATORY NOTE

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

Aimco, through a wholly-owned subsidiary, is the general partner and is, directly, the special limited partner of Aimco OP L.P. ("Aimco Operating Partnership"). As of June 30, 2024, Aimco owned 92.3% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.7% of the economic interest in Aimco Operating Partnership. The remaining 7.7% legal interest is owned by limited partners. The common partnership units of Aimco Operating Partnership are referred to as "OP Units". As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

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

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2024, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

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

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Buildings and improvements	$1,657,258	$1,593,802
Land	620,246	620,821
Total real estate	2,277,504	2,214,623
Accumulated depreciation	(602,375)	(580,802)
Net real estate	1,675,129	1,633,821
Cash and cash equivalents	88,539	122,601
Restricted cash	20,859	16,666
Notes receivable	57,660	57,554
Right-of-use lease assets - finance leases	108,353	108,992
Other assets, net	106,574	149,841
Total assets	$2,057,114	$2,089,475

LIABILITIES AND EQUITY
Non-recourse property debt, net	$845,237	$846,298
Non-recourse construction loans, net	366,078	301,443
Total indebtedness	1,211,315	1,147,741
Deferred tax liabilities	106,537	110,284
Lease liabilities - finance leases	120,353	118,697
Accrued liabilities and other	126,155	121,143
Total liabilities	1,564,360	1,497,865

Redeemable noncontrolling interests in consolidated real estate partnerships	174,849	171,632

Commitments and contingencies (Note 3)

Equity (510,587,500 shares authorized at both June 30, 2024 and December 31, 2023):
Common Stock, $0.01 par value, 137,167,349 and 140,576,102 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,372	1,406
Additional paid-in capital	439,168	464,538
Retained earnings (deficit)	(187,004)	(116,292)
Total Aimco equity	253,536	349,652
Noncontrolling interests in consolidated real estate partnerships	50,280	51,265
Common noncontrolling interests in Aimco Operating Partnership	14,089	19,061
Total equity	317,905	419,978
Total liabilities and equity	$2,057,114	$2,089,475

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Rental and other property revenues	$51,148	$45,674	$101,350	$89,942

OPERATING EXPENSES
Property operating expenses	22,557	18,783	43,756	36,287
Depreciation and amortization	22,110	17,031	41,578	33,302
General and administrative expenses	7,577	7,890	16,126	16,293
Total operating expenses	52,244	43,704	101,460	85,882

Interest income	2,535	2,478	5,183	4,536
Interest expense	(16,820)	(9,656)	(30,190)	(19,381)
Realized and unrealized gains (losses) on interest rate contracts	640	3,383	2,312	2,326
Realized and unrealized gains (losses) on equity investments	(47,264)	1,094	(47,535)	1,231
Gain on dispositions of real estate	—	1,878	—	1,878
Other income (expense), net	(1,286)	(1,420)	(2,876)	(4,872)
Income (loss) before income tax	(63,291)	(273)	(73,216)	(10,222)
Income tax benefit (expense)	2,188	417	4,917	4,613
Net income (loss)	(61,103)	144	(68,299)	(5,609)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,598)	(3,576)	(7,158)	(6,849)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	811	(348)	827	(613)
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	3,364	178	3,918	652
Net income (loss) attributable to Aimco	$(60,526)	$(3,602)	$(70,712)	$(12,419)

Net income (loss) attributable to Aimco per common share – basic (Note 4)	$(0.43)	$(0.02)	$(0.50)	$(0.09)
Net income (loss) attributable to Aimco per common share – diluted (Note 4)	$(0.43)	$(0.02)	$(0.50)	$(0.09)

Weighted-average common shares outstanding – basic	139,816	144,195	140,205	145,007
Weighted-average common shares outstanding – diluted	139,816	144,195	140,205	145,007

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended June 30, 2024 and 2023

(In thousands)

(Unaudited)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at March 31, 2023	144,718	$1,448	$489,304	$41,087	$531,839	$48,321	$28,589	$608,749
Net income (loss)	—	—	—	(3,602)	(3,602)	348	(178)	(3,432)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco OP	—	—	(37)	—	(37)	—	(329)	(366)
Share-based compensation expense	—	—	1,853	—	1,853	—	23	1,876
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	113	—	113
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(310)	—	(310)
Common stock repurchased	(984)	(10)	(7,860)	—	(7,870)	—	—	(7,870)
Other, net	—	—	(2)	1	(1)	—	—	(1)
Balances at June 30, 2023	143,734	$1,438	$483,258	$37,486	$522,182	$48,472	$28,105	$598,759

Balances at March 31, 2024	140,211	$1,402	$460,907	$(126,478)	$335,831	$51,333	$18,256	$405,420
Net income (loss)	—	—	—	(60,526)	(60,526)	(811)	(3,364)	(64,701)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco OP	—	—	694	—	694	—	(809)	(115)
Share-based compensation expense	—	—	1,906	—	1,906	—	6	1,912
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	194	—	194
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(436)	—	(436)
Common stock repurchased	(3,044)	(30)	(24,402)	—	(24,432)	—	—	(24,432)
Other, net	—	—	63	—	63	—	—	63
Balances at June 30, 2024	137,167	1,372	439,168	(187,004)	253,536	50,280	14,089	317,905

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2024 and 2023

(In thousands)

(Unaudited)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2022	146,525	$1,466	$496,482	$49,904	$547,852	$48,294	$29,212	$625,358
Net income (loss)	—	—	—	(12,419)	(12,419)	613	(652)	(12,458)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco OP	—	—	4,256	—	4,256	—	(4,876)	(620)
Share-based compensation expense	—	—	3,549	—	3,549	—	3,149	6,698
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	163	—	163
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(597)	—	(597)
Common stock repurchased	(3,003)	(30)	(22,562)	—	(22,592)	—	—	(22,592)
Other common stock issuances	247	2	1,538	—	1,540	—	1,272	2,812
Other, net	(35)	—	(5)	1	(4)	(1)	—	(5)
Balances at June 30, 2023	143,734	1,438	483,258	37,486	522,182	48,472	28,105	598,759

Balances at December 31, 2023	140,576	1,406	464,538	(116,292)	349,652	51,265	19,061	419,978
Net income (loss)	—	—	—	(70,712)	(70,712)	(827)	(3,918)	(75,457)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco OP	—	—	666	—	666	—	(1,066)	(400)
Share-based compensation expense	—	—	3,834	—	3,834	—	12	3,846
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	679	—	679
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(837)	—	(837)
Common stock repurchased	(3,917)	(39)	(30,948)	—	(30,987)	—	—	(30,987)
Other common stock issuances, net of withholding taxes	508	5	1,015	—	1,020	—	—	1,020
Other, net	—	—	63	—	63	—	—	63
Balances at June 30, 2024	137,167	$1,372	$439,168	$(187,004)	$253,536	$50,280	$14,089	$317,905

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(68,299)	$(5,609)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,578	33,302
Realized and unrealized (gains) losses on interest rate contracts	(2,312)	(2,326)
Realized and unrealized (gains) losses on equity investments	47,535	(1,231)
Income tax expense (benefit)	(4,917)	(4,613)
Share-based compensation	3,270	5,965
Loss on extinguishment of debt, net	—	929
Gain on dispositions of real estate	—	(1,878)
Income from unconsolidated real estate partnerships	(570)	(295)
Amortization of debt issuance costs and other	8,415	1,371
Changes in operating assets and operating liabilities:
Operating assets, net	(8,065)	(1,244)
Operating liabilities, net	13,083	(6,686)
Total adjustments	98,017	23,294
Net cash provided by operating activities	29,718	17,685
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	—	(4,108)
Capital expenditures(1)	(77,860)	(129,919)
Distributions received from unconsolidated real estate partnerships	—	4,209
Other investing activities	419	3,183
Net cash used in investing activities	(77,441)	(126,635)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse construction loans	52,340	73,152
Principal repayments on non-recourse property debt	(1,569)	(61,541)
Proceeds from sale of participation in Mezzanine Investment	—	37,500
Proceeds from interest rate contracts	3,783	55,687
Common stock repurchased	(30,987)	(22,391)
Distributions to redeemable noncontrolling interests	(4,091)	(5,152)
Contributions from noncontrolling interests	679	163
Distributions to noncontrolling interests	(837)	(597)
Contributions from redeemable noncontrolling interests	150	125
Redemption of OP Units held by third parties	(400)	(621)
Other financing activities	(1,214)	(4,776)
Net cash provided by financing activities	17,854	71,549
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(29,869)	(37,401)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	139,267	229,766
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$109,398	$192,365

(1) Accrued capital expenditures were $34.5 million and $62.8 million as of June 30, 2024 and 2023, respectively.

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Buildings and improvements	$1,657,258	$1,593,802
Land	620,246	620,821
Total real estate	2,277,504	2,214,623
Accumulated depreciation	(602,375)	(580,802)
Net real estate	1,675,129	1,633,821
Cash and cash equivalents	88,539	122,601
Restricted cash	20,859	16,666
Notes receivable	57,660	57,554
Right-of-use lease assets - finance leases	108,353	108,992
Other assets, net	106,574	149,841
Total assets	$2,057,114	$2,089,475

LIABILITIES AND EQUITY
Non-recourse property debt, net	$845,237	$846,298
Non-recourse construction loans, net	366,078	301,443
Total indebtedness	1,211,315	1,147,741
Deferred tax liabilities	106,537	110,284
Lease liabilities - finance leases	120,353	118,697
Accrued liabilities and other	126,155	121,143
Total liabilities	1,564,360	1,497,865

Redeemable noncontrolling interests in consolidated real estate partnerships	174,849	171,632

Commitments and contingencies (Note 3)

Partners’ capital:
General Partner and Special Limited Partner	253,536	349,652
Limited Partners	14,089	19,061
Partners’ capital attributable to Aimco Operating Partnership	267,625	368,713
Noncontrolling interests in consolidated real estate partnerships	50,280	51,265
Total partners’ capital	317,905	419,978
Total liabilities and partners’ capital	$2,057,114	$2,089,475

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Rental and other property revenues	$51,148	$45,674	$101,350	$89,942

OPERATING EXPENSES
Property operating expenses	22,557	18,783	43,756	36,287
Depreciation and amortization	22,110	17,031	41,578	33,302
General and administrative expenses	7,577	7,890	16,126	16,293
Total operating expenses	52,244	43,704	101,460	85,882

Interest income	2,535	2,478	5,183	4,536
Interest expense	(16,820)	(9,656)	(30,190)	(19,381)
Realized and unrealized gains (losses) on interest rate contracts	640	3,383	2,312	2,326
Realized and unrealized gains (losses) on equity investments	(47,264)	1,094	(47,535)	1,231
Gain on dispositions of real estate	—	1,878	—	1,878
Other income (expense), net	(1,286)	(1,420)	(2,876)	(4,872)
Income (loss) before income tax	(63,291)	(273)	(73,216)	(10,222)
Income tax benefit (expense)	2,188	417	4,917	4,613
Net income (loss)	(61,103)	144	(68,299)	(5,609)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,598)	(3,576)	(7,158)	(6,849)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	811	(348)	827	(613)
Net income (loss) attributable to Aimco Operating Partnership	$(63,890)	$(3,780)	$(74,630)	$(13,071)

Net income (loss) attributable to Aimco Operating Partnership per common unit – basic (Note 4)	$(0.43)	$(0.02)	$(0.50)	$(0.09)
Net income (loss) attributable to Aimco Operating Partnership per common unit – diluted (Note 4)	$(0.43)	$(0.02)	$(0.50)	$(0.09)

Weighted-average common units outstanding – basic	147,451	151,966	147,854	152,795
Weighted-average common units outstanding – diluted	147,451	151,966	147,854	152,795

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended June 30, 2024 and 2023

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at March 31, 2023	$531,839	$28,589	$560,428	$48,321	$608,749
Net income (loss)	(3,602)	(178)	(3,780)	348	(3,432)
Redemption of OP Units held by third parties and reallocation of limited partners' interests in Aimco OP	(37)	(329)	(366)	—	(366)
Share-based compensation expense	1,853	23	1,876	—	1,876
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	113	113
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(310)	(310)
Redemption of OP Units held by Aimco	(7,870)	—	(7,870)	—	(7,870)
Other, net	(1)	—	(1)	—	(1)
Balances at June 30, 2023	$522,182	$28,105	$550,287	$48,472	$598,759

Balances at March 31, 2024	$335,831	$18,256	$354,087	$51,333	$405,420
Net income (loss)	(60,526)	(3,364)	(63,890)	(811)	(64,701)
Redemption of OP Units held by third parties and reallocation of limited partners' interests in Aimco OP	694	(809)	(115)	—	(115)
Share-based compensation expense	1,906	6	1,912	—	1,912
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	194	194
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(436)	(436)
Redemption of OP Units held by Aimco	(24,432)	—	(24,432)	—	(24,432)
Other, net	63	—	63	—	63
Balances at June 30, 2024	$253,536	$14,089	$267,625	$50,280	$317,905

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Six Months Ended June 30, 2024 and 2023

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2022	$547,852	$29,212	$577,064	$48,294	$625,358
Net income (loss)	(12,419)	(652)	(13,071)	613	(12,458)
Redemption of OP Units held by third parties and reallocation of limited partners' interests in Aimco OP	4,256	(4,876)	(620)	—	(620)
Share-based compensation expense	3,549	3,149	6,698	—	6,698
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	163	163
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(597)	(597)
Redemption of OP Units held by Aimco	(22,592)	—	(22,592)	—	(22,592)
Other OP Unit issuances	1,540	1,272	2,812	—	2,812
Other, net	(4)	—	(4)	(1)	(5)
Balances at June 30, 2023	522,182	28,105	550,287	48,472	598,759

Balances at December 31, 2023	349,652	19,061	368,713	51,265	419,978
Net income (loss)	(70,712)	(3,918)	(74,630)	(827)	(75,457)
Redemption of OP Units held by third parties and reallocation of limited partners' interests in Aimco OP	666	(1,066)	(400)	—	(400)
Share-based compensation expense	3,834	12	3,846	—	3,846
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	679	679
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(837)	(837)
Redemption of OP Units held by Aimco	(30,987)	—	(30,987)	—	(30,987)
Other OP Unit issuances, net of withholding taxes	1,020	—	1,020	—	1,020
Other, net	63	—	63	—	63
Balances at June 30, 2024	$253,536	$14,089	$267,625	$50,280	$317,905

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(68,299)	$(5,609)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,578	33,302
Realized and unrealized (gains) losses on interest rate contracts	(2,312)	(2,326)
Realized and unrealized (gains) losses on equity investments	47,535	(1,231)
Income tax expense (benefit)	(4,917)	(4,613)
Share-based compensation	3,270	5,965
Loss on extinguishment of debt, net	—	929
Gain on dispositions of real estate	—	(1,878)
Income from unconsolidated real estate partnerships	(570)	(295)
Amortization of debt issuance costs and other	8,415	1,371
Changes in operating assets and operating liabilities:
Operating assets, net	(8,065)	(1,244)
Operating liabilities, net	13,083	(6,686)
Total adjustments	98,017	23,294
Net cash provided by operating activities	29,718	17,685
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	—	(4,108)
Capital expenditures(1)	(77,860)	(129,919)
Distributions received from unconsolidated real estate partnerships	—	4,209
Other investing activities	419	3,183
Net cash used in investing activities	(77,441)	(126,635)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse construction loans	52,340	73,152
Principal repayments on non-recourse property debt	(1,569)	(61,541)
Proceeds from sale of participation in Mezzanine Investment	—	37,500
Proceeds from interest rate contracts	3,783	55,687
Common stock repurchased	(30,987)	(22,391)
Distributions to redeemable noncontrolling interests	(4,091)	(5,152)
Contributions from noncontrolling interests	679	163
Distributions to noncontrolling interests	(837)	(597)
Contributions from redeemable noncontrolling interests	150	125
Redemption of OP Units held by third parties	(400)	(621)
Other financing activities	(1,214)	(4,776)
Net cash provided by financing activities	17,854	71,549
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(29,869)	(37,401)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	139,267	229,766
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$109,398	$192,365

(1) Accrued capital expenditures were $34.5 million and $62.8 million as of June 30, 2024 and 2023, respectively.

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Aimco, through a wholly owned subsidiary, is the general partner and is, directly, the special limited partner of Aimco OP L.P. (“Aimco Operating Partnership”). As of June 30, 2024, Aimco owned 92.3% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.7% of the economic interest in Aimco Operating Partnership. The remaining 7.7% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2024, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

We own or lease a portfolio of real estate investments focused primarily on the U.S. multifamily sector. At June 30, 2024, our entire portfolio of operating residential apartment communities includes 5,600 apartment homes within 21 consolidated stabilized operating properties, a fully renovated waterfront property with 276 units, a substantially complete 689-unit community with 105,000 square feet of retail space, and four unconsolidated properties. Additionally, we have a residential community under construction with 146 of 220 planned apartment homes constructed and delivered, a single family rental community that is under construction with 16 planned homes and eight accessory dwelling units, a 106-key luxury hotel with event space, one commercial office building that is part of an assemblage with an adjacent apartment building, and land parcels held for development. In addition, we hold other alternative investments, including our Mezzanine Investment; our investment in IQHQ Holdings, LP ("IQHQ"); and our investment in real estate technology funds. See Note 2 for further information over our Mezzanine Investment and our investment in IQHQ.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The accompanying condensed consolidated financial statements include the accounts of Aimco, Aimco Operating Partnership, and their consolidated entities. Aimco Operating Partnership’s condensed consolidated financial statements include the accounts of Aimco Operating Partnership and its consolidated entities. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Principles of Consolidation

We account for joint ventures and other similar entities in which we hold an ownership interest in accordance with the consolidation guidance. We first evaluate whether each entity is a variable interest entity ("VIE"). Under the VIE model, we consolidate an entity in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. In addition, when an entity is not a VIE, we consolidate an entity under the voting model when we control the entity through ownership of a majority voting interest. Refer to Note 6 for further information.

Common Noncontrolling Interests in Aimco Operating Partnership

Common noncontrolling interests in Aimco Operating Partnership consist of OP Units held by third parties, and are reflected in Aimco’s accompanying Condensed Consolidated Balance Sheets as Common Noncontrolling Interests in Aimco Operating Partnership. Aimco Operating Partnership’s income or loss is allocated to the holders of OP Units, other than Aimco, based on the weighted-average number of OP Units (including OP Units held by Aimco) outstanding during the period. For the periods ended June 30, 2024 and 2023, the holders of OP Units had a weighted-average economic ownership interest in Aimco Operating Partnership of approximately 5.2%, and 5.1%, respectively. Substantially all of the assets and liabilities of Aimco are held by Aimco Operating Partnership.

Redeemable Noncontrolling Interests in Consolidated Real Estate Partnerships

Redeemable noncontrolling interests consist of equity interests held by a limited partner in a consolidated real estate partnership that has the right to require such partnership to redeem all or a portion of the noncontrolling interest in accordance with the partnership agreement. If a consolidated real estate partnership includes redemption rights that are not within our control, the noncontrolling interest is included as temporary equity.

Redeemable noncontrolling interests in consolidated real estate partnerships as of June 30, 2024, consists of the following: (i) a preferred equity interest in an entity that owns a portfolio of operating apartment communities, and (ii) equity interests in two separate consolidated joint ventures with residential apartment communities under construction and in lease-up. Capital contributions, distributions, and net income attributable to redeemable noncontrolling interests in consolidated real estate partnerships are determined in accordance with the relevant partnership agreements. These interests are presented as Redeemable noncontrolling interests in consolidated real estate partnerships in our Condensed Consolidated Balance Sheets as of June 30, 2024.

The assets of our consolidated real estate partnerships must first be used to settle the liabilities of the consolidated real estate partnerships. The consolidated real estate partnership’s creditors do not have recourse to the general credit of Aimco Operating Partnership.

The following table shows changes in our redeemable noncontrolling interests in consolidated real estate partnerships from December 31, 2023 to June 30, 2024 (in thousands):

2024
Balance at Beginning of Period	$171,632
Contributions	150
Distributions	(4,091)
Net income	7,158
Balance at June 30, 2024	$174,849

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

The Separation Agreement with AIR provides for AIR to transfer ownership of the subsidiaries that originated and hold the Mezzanine Investment, and a related equity option to acquire a 30% interest in the partnership owning Parkmerced Apartments. At the time of Separation and as of the date of this filing, legal title of these subsidiaries had not yet transferred to us. Until legal title of the subsidiaries is transferred, AIR is obligated to pass payments received on the Mezzanine Investment to us, and we are obligated to indemnify AIR against any costs and expenses related thereto. We have the risks and rewards of ownership of the Mezzanine Investment. The carrying value of the Mezzanine Investment was zero as of June 30, 2024.

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

Because we receive first priority and a higher return than the purchaser, the partial sale and transfer of the financial interest did not qualify for sale accounting in accordance with GAAP. Therefore, we recorded the cash received from the purchaser as a liability, which is included in Accrued liabilities and other in our Condensed Consolidated Balance Sheets. Although the cash received is accounted for as a liability in accordance with GAAP, no amount is due to the purchaser until after we receive $134.0 million plus our annualized return. Transaction costs have been deferred and are presented as a direct reduction from the related liability, which is included in Accrued liabilities and other in our Condensed Consolidated Balance Sheets. The cash flows associated with this partial Mezzanine Investment sale have been included in Cash Flows from Financing Activities in our Condensed Consolidated Statements of Cash Flows.

Investment in IQHQ

In 2020, Aimco Predecessor made a $50.0 million commitment to IQHQ, a privately held life sciences real estate development company. In 2022, after fully funding our commitment, 22% of our original investment in IQHQ was redeemed for $16.5 million. Our remaining investment in IQHQ, with a cost basis of $39.2 million, was adjusted upward to $59.7 million at the same per share value as the cash redemption per share.

We account for our investment in IQHQ using the measurement alternative. Under the measurement alternative, the investment is measured at cost less impairment if any needed, with subsequent adjustments for observable price changes of identical or similar investments of the same issuer since it does not have a readily determinable fair value.

On a periodic basis, we perform a qualitative impairment assessment on our investment in IQHQ in accordance with GAAP. During the three months ended June 30, 2024, we determined that our investment in IQHQ was impaired after consideration of factors, including adverse capital market conditions, increased real estate development costs, and IQHQ's financial condition. As a result, we recorded a non-cash impairment charge of $47.0 million to reduce the carrying value of the investment in IQHQ to $12.7 million as of June 30, 2024. The non-cash impairment is reflected in Realized and unrealized gains (losses) on equity investments in our Condensed Consolidated Statements of Operations for the periods ended June 30, 2024, and as a reduction in the carrying value of Other investments included in Other assets, net in our Condensed Consolidated Balance Sheets as of June 30, 2024. No impairment losses were recognized during the periods ended June 30, 2023.

	As of June 30, 2024	As of December 31, 2023
Equity ownership in IQHQ under measurement alternative:
Initial cost	39,185	39,185
Cumulative upward adjustments	20,501	20,501
Cumulative impairment	(46,972)	—
Total carrying value	$12,714	$59,686

Income Tax Benefit (Expense)

Certain aspects of our operations, including our development and redevelopment activities, are conducted through taxable REIT subsidiaries, or "TRS entities". Additionally, our TRS entities hold investments in one of our apartment communities and 1001 Brickell Bay Drive.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and income and, if applicable, gains retained by the REIT. For the three and six months ended June 30, 2024, we had consolidated net losses subject to tax of $5.3 million and $11.9 million, respectively. For the three and six months ended June 30, 2023, we had consolidated net losses subject to income tax of $2.5 million and $7.4 million, respectively.

For the three months ended June 30, 2024, we recognized an income tax benefit of $2.2 million, compared to income tax benefit of $0.4 million during the same period in 2023. The increase is due primarily to the tax effect of fewer gains, increased depreciation, and interest expense associated with properties owned by, and activities of, our TRS entities.

For the six months ended June 30, 2024, we recognized an income tax benefit of $4.9 million, compared to income tax benefit of $4.6 million during the same period in 2023. The increase is due primarily to the tax effect of fewer gains, increased depreciation, and interest expense associated with properties owned by, and activities of, our TRS entities. This increase was partially offset by a reduction to the effective state tax rate expected to apply to the reversal of our existing deferred items recognized during the three months ended March 31, 2023.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Cash Equivalents

We classify highly liquid investments with an original maturity of three months or less as cash equivalents. We maintain cash and cash equivalents in financial institutions in excess of insured limits. We have not experienced any losses in these accounts in the past and believe that we are not exposed to significant credit risk because our accounts are deposited with major financial institutions.

Restricted Cash

Restricted cash consists of tenant security deposits, capital replacement reserves, insurance reserves, and cash restricted as required by our debt agreements.

Other Assets, net

Other assets were comprised of the following amounts as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Other investments	$17,824	$65,066
Deferred costs, deposits, and other	11,692	9,374
Prepaid expenses and real estate taxes	12,847	14,855
Interest rate contracts (1)	3,699	5,255
Unconsolidated real estate partnerships	23,532	23,125
Intangible assets, net	13,400	13,494
Corporate fixed assets	11,364	10,669
Accounts receivable, net of allowances of $215 and $373 as of June 30, 2024 and December 31, 2023, respectively	7,750	5,178
Deferred tax assets	4,102	2,391
Due from affiliates	364	434
Total other assets, net	$106,574	$149,841

(1) We account for our Interest rate contracts as non-designated hedges.

Revenue from contracts with customers

We apply ASC 606, Revenue from Contracts with Customers, in recognizing revenue from our operations at The Benson Hotel. The Benson Hotel revenues consist of amounts derived from hotel operations, including room sales, food and beverage sales, and other ancillary hotel service revenues. We recognize revenue from the rental of the hotel rooms and guest services when we satisfy performance obligations as evidenced by the transfer of control when rooms are occupied, and services have been provided. Food and beverage sales are recognized when the customer has been serviced or at the time the transaction occurs.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires disclosure of incremental segment information, including segment expense categories, on an annual and interim basis. The new guidance is effective for the annual period ended December 31, 2024 and interim periods beginning in 2025. The amendments in ASU 2023-07 apply retrospectively to all periods presented in the financial statements. The segment expense categories and amounts disclosed in prior periods are based on the significant expense categories identified and disclosed in the period of adoption. We are currently evaluating the potential impact of adopting this new guidance on our condensed consolidated financial statements and related disclosures.

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

Note 3 — Commitments and Contingencies

Commitments

In connection with our development, redevelopment, and other capital additions activities, we have entered into various construction-related contracts, and have made commitments to complete development and redevelopment of certain real estate, pursuant to financing or other arrangements. As of June 30, 2024, we had remaining commitments for construction-related contracts of $17.4 million, with $64.2 million undrawn on our non-recourse construction loans.

As of June 30, 2024, we have remaining commitments of $3.0 million related to our unconsolidated joint ventures, which we expect to fund over the next twelve months. In addition, we have remaining commitments of $1.7 million related to our investments in property technology funds invested in entities that develop technology related to the real estate industry. The timing of the remaining funding of these commitments is uncertain.

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

Aimco's Common Stock and OP Unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco's issuance of additional shares of Common Stock and Aimco Operating Partnership’s issuance to Aimco of additional OP Units equal to the number of shares of Common Stock purchased under the options. These equivalents also include unvested market-based restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and OP Units outstanding equal to the number of the shares that vest. OP Unit equivalents also include unvested long-term incentive partnership units. The Common Stock and OP Unit equivalents were not included in the computation of diluted earnings per share and unit for the three and six months ended June 30, 2024 and 2023, because the effect of their inclusion would have been antidilutive. As of June 30, 2024, the Common Stock and OP Unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 4.2 million and 8.4 million, respectively.

Aimco's time-based restricted stock awards receive non-forfeitable dividends similar to shares of Common Stock and OP Units prior to vesting, and our market-based long-term incentive partnership units ("LTIP Units") receive non-forfeitable distributions based on specified percentages of the distributions paid to OP Units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. When applicable, we include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Participating securities were not included in the computation of diluted earnings per share and unit for the three and six months ended June 30, 2024 and 2023, because the effect of their inclusion would have been antidilutive. As of June 30, 2024, participating securities that could potentially dilute basic earnings per share or unit in future periods totaled 2.4 million.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the three and six months ended June 30, 2024 and 2023, are as follows (in thousands, except per share and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings per share
Numerator:
Net income (loss) attributable to Aimco	$(60,526)	$(3,602)	$(70,712)	$(12,419)
Net income (loss) allocated to Aimco participating securities	—	—	—	—
Net income (loss) attributable to Aimco common stockholders	$(60,526)	$(3,602)	$(70,712)	$(12,419)

Denominator - shares:
Basic weighted-average common stock outstanding	139,816	144,195	140,205	145,007
Diluted share equivalents outstanding	—	—	—	—
Diluted weighted-average common stock outstanding	139,816	144,195	140,205	145,007

Earnings (loss) per share - basic	$(0.43)	$(0.02)	$(0.50)	$(0.09)
Earnings (loss) per share - diluted	$(0.43)	$(0.02)	$(0.50)	$(0.09)

Earnings per unit
Numerator:
Net income (loss) attributable to Aimco Operating Partnership	$(63,890)	$(3,780)	$(74,630)	$(13,071)
Net income (loss) allocated to Aimco Operating Partnership participating securities	—	—	—	—
Net income (loss) attributable to Aimco Operating Partnership's common unit holders	$(63,890)	$(3,780)	$(74,630)	$(13,071)

Denominator - units
Basic weighted-average OP Units outstanding	147,451	151,966	147,854	152,795
Diluted OP Unit equivalents outstanding	—	—	—	—
Diluted weighted-average OP Units outstanding	147,451	151,966	147,854	152,795

Earnings (loss) per unit - basic	$(0.43)	$(0.02)	$(0.50)	$(0.09)
Earnings (loss) per unit - diluted	$(0.43)	$(0.02)	$(0.50)	$(0.09)

Note 5 — Fair Value Measurements and Disclosures

Recurring Fair Value Measurements

From time to time we purchase interest rate swaps, caps, and other instruments to provide protection against increases in interest rates on our variable rate debt. These instruments are presented as Interest rate contracts in Other assets, net in our Condensed Consolidated Balance Sheets. As of June 30, 2024, we held interest rate caps with a $627.4 million notional value. These instruments were acquired for $5.7 million, and the fair value of these instruments as of June 30, 2024 and December 31, 2023 is $3.7 million and $5.2 million, respectively.

On a recurring basis, we measure at fair value our interest rate contracts. Our interest rate contracts are classified within Level 2 of the GAAP fair value hierarchy, and we estimate their fair value using pricing models that rely on observable market information, including contractual terms, market prices, and interest rate yield curves. The fair value adjustment is included in earnings in Realized and unrealized gains (losses) on interest rate contracts in our Condensed Consolidated Statements of Operations. Changes in fair value are reflected as a non-cash transaction in adjustments to arrive at cash flows from operations, any upfront premium is reflected in Purchase of interest rate contracts, and any proceeds are reflected in Proceeds from interest rate contracts in our Condensed Consolidated Statements of Cash Flows.

As of June 30, 2024 and December 31, 2023, we had investments in stock of $2.1 million and $2.9 million, respectively, classified within Level 1 of the GAAP fair value hierarchy. In addition, as of June 30, 2024 and December 31, 2023, we have investments in property technology funds of $3.0 million and $2.5 million, respectively, in entities that develop technology related to the real estate industry. These investments are measured at net asset value (“NAV”) as a practical expedient. See Note 3 for further information regarding unfunded commitments related to these investments.

The following table summarizes the fair value for our interest rate contracts, investments in stock, and our investments in real estate technology funds as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024				As of December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Interest rate contracts	$3,684	$—	$3,684	$—	$5,237	$—	$5,237	$—
Investments in stock	2,149	2,149	—	—	2,868	2,868	—	—
Investments in real estate technology funds (1)	2,959	—	—	—	2,508	—	—	—
Total assets	8,792	2,149	3,684	—	10,613	2,868	5,237	—

(1) Investments measured at fair value using NAV as a practical expedient are not classified in the fair value hierarchy.

Nonrecurring Fair Value Measurements

During the three and six months ended June 30, 2024, we recorded a non-cash impairment charge of $47.0 million related to our passive equity investment in IQHQ. This impairment charge was derived using a third-party valuation of IQHQ, which incorporated fair value estimates of properties owned by IQHQ. The fair value estimates of the properties owned by IQHQ were determined by discounted cash flow analyses and references to market comparable data.

The cash flows utilized in such discounted cash flow analyses are comprised of projected operating results, which are based upon market conditions and future expectations. The most significant unobservable inputs utilized in determining the fair value of these assets are capitalization rates and discount rates, which ranged from 6.00% to 7.00% and 7.25% to 10.25%, respectively. Because of these inputs, we have determined that the fair value of these properties are classified within Level 3 of the fair value hierarchy.

Market comparable data utilizes comparable sales, which are subject to judgment as to comparability to the valued properties. Because these inputs are derived from observable market data, we have determined that the fair values of these properties are classified within Level 2 of the fair value hierarchy.

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents and restricted cash approximated their fair value as of June 30, 2024, and December 31, 2023 and are categorized within Level 1 of the GAAP fair value hierarchy. We estimate the fair value of our debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, debt service coverage ratios, and loan to value ratios. We classify the fair value of our non-recourse property debt and non-recourse construction loans within Level 2 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair value.

The following table summarizes the carrying value and fair value of our non-recourse property debt, and non-recourse construction loans as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Description:
Non-recourse property debt	$850,730	$793,068	$852,502	$807,240
Non-recourse construction loans	371,929	371,584	309,521	309,170
Total	$1,222,659	$1,164,652	$1,162,023	$1,116,410

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

In addition, we have eight unconsolidated VIEs for which we are not the primary beneficiary because we are not their primary decision maker. The eight unconsolidated VIEs include four unconsolidated real estate partnerships that hold four apartment communities in San Diego, California, the Mezzanine Investment, our passive equity investment in IQHQ, and two unconsolidated investments in land held for development in Miami, Florida and Bethesda, Maryland. Our maximum exposure to loss because of our involvement with the unconsolidated VIEs is limited to the carrying value of their assets.

The details of our consolidated and unconsolidated VIEs, excluding those of Aimco Operating Partnership, are summarized in the table below as of June 30, 2024 and December 31, 2023 (in thousands, except for VIE count):

	As of June 30, 2024		As of December 31, 2023
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Count of VIEs	5	8	5	8
Assets
Net real estate	$523,424	$—	$466,719	$—
Cash and cash equivalents	1,612	—	3,940	—
Notes receivable	18,016	—	17,432	—
Right-of-use lease assets - finance leases	108,353	—	108,992	—
Other assets, net	21,223	36,246	19,393	82,948
Liabilities
Non-recourse construction loans, net	265,630	—	201,103	—
Lease liabilities - finance leases	120,353	—	118,697	—
Accrued liabilities and other	35,117	32,270	35,881	31,018

Note 7 — Lease Arrangements

Aimco as Lessor

Our apartment homes and commercial spaces are leased to tenants under operating leases. As of June 30, 2024, our apartment home leases generally have initial terms of 24 months or less. As of June 30, 2024, our commercial space leases have initial terms between 5 and 15 years and represent approximately 8% to 9% of our total revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and other certain conditions.

We have a sublease arrangement providing space within our corporate office for fixed rents, which commenced on January 1, 2021 and expires on May 31, 2029. For the three and six months ended June 30, 2024, we recognized sublease income of $0.4 million and $0.7 million, respectively, compared to $0.4 million and $0.7 million, respectively, for the three months and six months ended June 30, 2023.

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements and other services. For the three and six months ended June 30, 2024 and 2023, our total lease income was comprised of the following amounts for all residential and commercial property leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed lease income	$45,772	$42,208	$91,705	$83,213
Variable lease income	3,381	3,244	7,580	6,406
Total lease income	$49,153	$45,452	$99,285	$89,619

Future minimum lease payments that are contractually due us from our office space sublease and commercial space leases, excluding extension options, as of June 30, 2024, are as follows (in thousands):

	Corporate Office Sublease	Commercial Leases
Remainder of 2024	$709	$6,379
2025	1,423	10,033
2026	1,433	7,562
2027	1,443	5,603
2028	1,453	3,703
Thereafter	629	18,782
Total	$7,090	$52,062

Aimco as Lessee

Lease Arrangements

We are lessee to finance leases for the land underlying our development sites at Upton Place, Strathmore Square, and Oak Shore. We have operating leases primarily for corporate office space. Substantially all of our office lease payments are fixed. See the table below for lease costs, net of capitalized finance lease costs, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$383	$388	$762	$754
Finance lease costs:
Amortization of right-of-use assets, net of capitalized amounts	250	—	431	—
Interest on lease liabilities, net of capitalized amounts	1,611	—	2,673	—
Total lease costs, net of capitalized amounts	$2,244	$388	$3,866	$754

The weighted-average remaining terms and discount rates for our operating and finance leases are summarized in the table below as of June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (years):
Operating leases	4.7	5.2
Finance leases	92.9	93.4

Weighted-average discount rate:
Operating leases	3.4%	3.3%
Finance leases	6.1%	6.1%

As of June 30, 2024 and December 31, 2023, operating lease right-of-use lease assets of $5.5 million and $6.2 million, respectively, are included in Other assets, net in our Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, operating lease liabilities of $10.4 million and $11.5 million, respectively, are included in Accrued liabilities and other in our Condensed Consolidated Balance Sheets.

For finance and operating leases, when the rate implicit in the lease cannot be determined, we estimate the value of our lease liabilities using discount rates equivalent to the rates we would pay on a secured borrowing with terms similar to the leases. We determine if an arrangement is or contains a lease at inception. We have lease agreements with lease and non-lease components, and have elected to not separate these components for all classes of underlying assets. Leases with an initial term of 12 months or less are not recorded in our Condensed Consolidated Balance Sheets. Leases with an initial term greater than 12 months are recorded as operating or finance leases in our Condensed Consolidated Balance Sheets.

Annual Future Minimum Lease Payments

Combined annual future minimum lease payments under our operating and finance leases are as follows as of June 30, 2024 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$1,179	$1,961
2025	2,355	4,437
2026	2,341	4,954
2027	2,380	5,483
2028	2,181	5,596
Thereafter	805	1,427,620
Total	11,241	1,450,051
Less: Discount	(887)	(1,329,698)
Total lease liabilities	$10,354	$120,353

Note 8 — Business Segments

We have three segments: (i) Development and Redevelopment; (ii) Operating; and (iii) Other.

Our Development and Redevelopment segment consists of rental communities that are under construction or have not achieved stabilization, as well as land held for development. As of June 30, 2024, our Development and Redevelopment segment consists of 10 rental communities, two of which were under construction.

Our Operating segment includes 21 residential apartment communities with 5,600 apartment homes that have achieved a stabilized level of operations as of January 1, 2023 and maintained it throughout the current year and comparable period in the prior year. We aggregate all our apartment communities that have reached stabilization into our Operating segment.

During the first quarter of 2024, we revised the information regularly reviewed by our chief operating decision maker ("CODM") to assess our operating performance. As a result, we reclassified The Benson Hotel from the Development and Redevelopment segment to the Other segment. In addition, during the first quarter of 2024, we disposed of St. George Villas, which was previously reported within our Other segment. Prior period segment information has been recast based upon our current segment population, and is consistent with how our CODM evaluates the business.

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

The following tables present the results of operations of consolidated properties with our segments reported on a proportionate basis for the three months ended June 30, 2024 and 2023 (in thousands):

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended June 30, 2024
Rental and other property revenues	$5,497	$38,701	$5,019	$1,931	$—	$51,148
Property operating expenses	3,152	12,152	3,275	1,986	1,992	22,557
Other operating expenses not allocated to segments (3)	—	—	—	—	29,687	29,687
Total operating expenses	3,152	12,152	3,275	1,986	31,679	52,244
Proportionate property net operating income (loss)	2,345	26,549	1,744	(55)	(31,679)	(1,096)
Other items included in income before income tax (4)	—	—	—	—	(62,195)	(62,195)
Income (loss) before income tax	$2,345	$26,549	$1,744	$(55)	$(93,874)	$(63,291)

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended June 30, 2023
Rental and other property revenues	$3,241	$37,011	$3,815	$1,588	$19	$45,674
Property operating expenses	1,077	11,496	3,103	1,629	1,478	18,783
Other operating expenses not allocated to segments (3)	—	—	—	—	24,921	24,921
Total operating expenses	1,077	11,496	3,103	1,629	26,399	43,704
Proportionate property net operating income (loss)	2,164	25,515	712	(41)	(26,380)	1,970
Other items included in income before income tax (4)	—	—	—	—	(2,243)	(2,243)
Income (loss) before income tax	$2,164	$25,515	$712	$(41)	$(28,623)	$(273)

The following tables present the results of operations of consolidated properties with our segments reported on a proportionate basis for the six months ended June 30, 2024 and 2023 (in thousands):

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Six Months Ended June 30, 2024
Rental and other property revenues	$10,168	$77,341	$9,783	$4,047	$11	$101,350
Property operating expenses	5,749	23,655	6,258	4,140	3,954	43,756
Other operating expenses not allocated to segments (3)	—	—	—	—	57,704	57,704
Total operating expenses	5,749	23,655	6,258	4,140	61,658	101,460
Proportionate property net operating income (loss)	4,419	53,686	3,525	(93)	(61,647)	(110)
Other items included in income before income tax (4)	—	—	—	—	(73,106)	(73,106)
Income (loss) before income tax	$4,419	$53,686	$3,525	$(93)	$(134,753)	$(73,216)

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Six Months Ended June 30, 2023
Rental and other property revenues	$5,442	$73,683	$7,486	$3,237	$94	$89,942
Property operating expenses	2,753	22,683	4,631	3,306	2,914	36,287
Other operating expenses not allocated to segments (3)	—	—	—	—	49,595	49,595
Total operating expenses	2,753	22,683	4,631	3,306	52,509	85,882
Proportionate property net operating income (loss)	2,689	51,000	2,855	(69)	(52,415)	4,060
Other items included in income before income tax (4)	—	—	—	—	(14,282)	(14,282)
Income (loss) before income tax	$2,689	$51,000	$2,855	$(69)	$(66,697)	$(10,222)

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
(4)
Other items included in Income before income tax benefit (expense) consist primarily of interest income, interest expense, realized and unrealized gains (losses) on interest rate contracts, realized and unrealized gains (losses) on equity investments, and gain on dispositions of real estate.

Net real estate and non-recourse property debt, net, of our segments as of June 30, 2024 and December 31, 2023, were as follows (in thousands):

	Development and Redevelopment	Operating	Other	Corporate and Amounts Not Allocated to Segments (1)	Total
As of June 30, 2024
Buildings and improvements	$717,458	$699,964	$239,836	$—	$1,657,258
Land	206,316	262,409	151,521	—	620,246
Total real estate	923,774	962,373	391,357	—	2,277,504
Accumulated depreciation	(22,795)	(489,624)	(89,956)	—	(602,375)
Net real estate	$900,979	$472,749	$301,401	$—	$1,675,129

Non-recourse property debt and construction loans, net	$366,078	$764,289	$80,948	$—	$1,211,315

	Development and Redevelopment	Operating	Other	Corporate and Amounts Not Allocated to Segments (1)	Total
As of December 31, 2023
Buildings and improvements	$644,154	$709,051	$239,089	$1,508	$1,593,802
Land	206,820	262,409	151,521	71	620,821
Total real estate	850,974	971,460	390,610	1,579	2,214,623
Accumulated depreciation	(11,589)	(489,206)	(78,612)	(1,395)	(580,802)
Net real estate	$839,385	$482,254	$311,998	$184	$1,633,821

Non-recourse property debt and construction loans, net	$301,426	$765,372	$80,739	$204	$1,147,741

(1)
During the first quarter of 2024, we disposed of St. George Villas, and therefore it is not included in our segment balance sheets at June 30, 2024. We added a column to the tables above for presentation purposes to display these assets and the associated debt as of June 30, 2024 and December 31, 2023, respectively.

In addition to the amounts disclosed in the tables above, as of June 30, 2024 the Development and Redevelopment segment right-of-use lease assets and lease liabilities aggregated to $108.4 million and $120.4 million, respectively, and as of December 31, 2023, aggregated to $109.0 million and $118.7 million, respectively. As of June 30, 2024, right-of-use lease assets and lease liabilities primarily relate to our investments in Upton Place, Strathmore, and Oak Shore.

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

As used herein and except as the context otherwise requires, “we,” “our,” and “us” refer to Apartment Investment and Management Company (which we refer to as Aimco), Aimco OP L.P. (which we refer to as Aimco Operating Partnership) and their consolidated entities, collectively.

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

•
Managing and investing in value-add and opportunistic real estate

Our dedicated team will source and execute development and redevelopment projects, and various other direct investment strategies. Our development and redevelopment portfolio currently includes projects in construction and lease-up. In addition, our team has secured significant, high-quality, future development opportunities, including total potential of more than 13 million gross square feet, located in high-growth markets. Generally, we seek direct investment opportunities in locations where barriers to entry are high, target customers can be clearly defined and where we have a comparative advantage over others in the market. From time to time, we may choose to monetize certain pipeline assets prior to vertical construction in an effort to maximize value and risk adjusted returns. In any time period, the amount of our capital that is allocated to development activities may vary based on market conditions and other factors.

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

•
Managing and continuing to reduce our allocation to alternative investments, over time

We currently hold select alternative investments, the majority of which originated with Aimco Predecessor and, over time, plan to significantly reduce capital allocated to these investments. Our current allocation to alternative investments includes: our mezzanine loan to the Parkmerced partnership, which owns 3,165 apartment homes and future development rights in San Francisco, California, and our passive equity investments in IQHQ, a privately-held life sciences real estate development company, and in property technology funds consisting of entities that develop technology related to the real estate industry.

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

The results from the execution of our business plan during the three and six months ended June 30, 2024 are further described below.

Financial Results and Recent Highlights

•
For the three and six months ended June 30, 2024, net loss attributable to Aimco common stockholders per share, on a fully dilutive basis, was ($0.43) and ($0.50), respectively, due primarily to a non-cash impairment charge related to our passive equity investment in IQHQ. For the same periods in 2023, net loss attributable to Aimco common stockholders per share, on a fully dilutive basis, was ($0.02) and ($0.09), respectively.
•
For the three months ended June 30, 2024, revenue and net operating income from our Operating segment were up 4.6% and 4.1% respectively, year-over-year, due primarily to higher average monthly revenue per apartment home of $2,392, up $101 year-over-year. For the six months ended June 30, 2024, revenue and net operating income from our Operating segment were up 5.0% and 5.3%, respectively, year over year, with average monthly revenue per apartment home of $2,370, up $111 year over year.
•
During the three months ended June 30, 2024, construction of Aimco's Strathmore Square and Oak Shore development projects advanced on plan. Aimco has substantially completed construction at Upton Place in Upper Northwest Washington, D.C and, as of June 30, 2024, had leased 193 of the 689 units at rates ahead of underwriting.

Operating Property Results

We own a diversified portfolio of stabilized apartment communities located in eight major U.S. markets with average rents in line with local market averages (generally defined as B class). We also own a commercial office building that is part of an assemblage with an adjacent apartment building.

Highlights for the three months ended June 30, 2024 include:

•
Revenue for our Operating segment was $38.7 million, up 4.6% year-over-year, resulting from a $101 increase in average monthly revenue per apartment home to $2,392 and a 10-basis point increase in Average Daily Occupancy to 96.3%.
•
Expenses for our Operating segment were $12.2 million, up 5.7% year-over-year primarily from higher real estate taxes and insurance.
•
Net operating income for our Operating segment was $26.5 million, up 4.1% year-over-year.

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

As of June 30, 2024, we had two multifamily development projects under construction, a multifamily community that has been substantially completed and is now in lease-up, and a hotel that was completed in 2023 and is being stabilized. These projects remain on track, as measured by construction budget and lease-up metrics. Additionally, we have a pipeline of future value-add opportunities totaling approximately 13 million gross square feet of development in our target markets of Southeast Florida, the Washington, D.C. Metro Area, and Colorado's Front Range.

During the three and six months ended June 30, 2024, $29.8 million and $72.6 million of capital was invested in development and redevelopment activities, respectively, primarily funded through construction loan draws, compared to $81.1 million and $145.9 million, respectively, during the same periods in 2023.

Highlights for the three months ended June 30, 2024 include:

•
In Upper Northwest Washington, D.C., construction is substantially complete at Upton Place. As of June 30, 2024, we have delivered all 689 apartment homes with 193 units leased or pre-leased at rental rates greater than underwriting. Additionally, as of June 30, 2024, more than 82% of the project's 105,000 square feet of retail space has been leased.
•
In Bethesda, Maryland, construction is progressing on plan at the first phase of Strathmore Square. As of June 30, 2024, we have delivered 146 of the total 220 highly tailored apartment homes and welcomed residents into their new homes. The remaining apartment homes are on track for delivery in the second half of 2024.

•
In Corte Madera, CA, construction is ongoing at Oak Shore where 16 luxury single family rental homes and eight accessory dwelling units are being developed. As of June 30, 2024, ten residences had been delivered with nine leased or pre-leased at rental rates greater than underwriting.
•
In the second quarter of 2024, we invested $3.3 million into programming, design, documentation, and entitlement efforts related to select pipeline projects located in South Florida and on the Anschutz Medical Campus in Aurora, Colorado.

Investment and Disposition Activity

We are focused on prudently allocating capital and delivering strong investment returns. Consistent with our capital allocation philosophy, we monetize the value within our assets when accretive uses of the proceeds are identified and invest when the risk adjusted returns are superior to other uses of capital. In the three months ended June 30, 2024, no new investment or disposition activity occurred.

Balance Sheet and Financing Activities

We are highly focused on maintaining a strong balance sheet, including having at all times ample liquidity. As of June 30, 2024, we had access to $259.4 million in liquidity, including $88.5 million of cash on hand, $20.9 million of restricted cash, and the capacity to borrow up to $150.0 million on our revolving credit facility. Refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

Financial Results of Operations

We have three segments: (i) Development and Redevelopment, (ii) Operating, and (iii) Other.

Our Development and Redevelopment segment consists of rental communities that are under construction or have not achieved and maintained stabilization throughout the current year and comparable period in the prior year, as well as land assemblages that are being held for future development. Our Operating segment includes 21 residential apartment communities that have achieved stabilized levels of operations as of January 1, 2023, and maintained it throughout the current year and comparable period in the prior year. Our Other segment consists of properties that are not included in our Development and Redevelopment or Operating segments.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements included in Item 1.

Results of Operations for the three and six months ended June 30, 2024 and 2023

Net income attributable to Aimco common stockholders decreased by $56.9 million and $58.3 million, respectively, for the three and six months ended June 30, 2024, compared to the same period in 2023, as described more fully below.

Property Results

As of June 30, 2024, our Development and Redevelopment segment includes 10 rental communities, two of which were under construction. Our Operating segment includes 21 residential apartment communities with approximately 5,600 apartment homes, and our Other segment includes 1001 Brickell Bay Drive, our only office building, and The Benson Hotel, our only hotel.

During the first quarter of 2024, we revised the information regularly reviewed by our chief operating decision maker ("CODM") to assess our operating performance. As a result, we reclassified The Benson Hotel from the Development and Redevelopment segment to the Other segment. In addition, during the first quarter of 2024, we disposed of St. George Villas, which was previously reported within our Other segment. Prior period segment information has been recast based upon our current segment population, and is consistent with how our CODM evaluates the business. The recast conforms with our reportable segment classification as of June 30, 2024.

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

Proportionate Property Net Operating Income

The results of our segments for the three months ended June 30, 2024 and 2023, as presented below, are based on segment classifications as of June 30, 2024 (dollars in thousands).

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$5,497	$3,241	$2,256	69.6%
Operating	38,701	37,011	1,690	4.6%
Other	5,019	3,815	1,204	31.6%
Total	49,217	44,067	5,150	11.7%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	3,152	1,077	2,075	100.0%
Operating	12,152	11,496	656	5.7%
Other	3,275	3,103	172	5.5%
Total	18,579	15,676	2,903	18.5%
Proportionate property net operating income:
Development and Redevelopment	2,345	2,164	181	8.4%
Operating	26,549	25,515	1,034	4.1%
Other	1,744	712	1,032	100.0%
Total	$30,638	$28,391	$2,247	7.9%

For the three months ended June 30, 2024, compared to the same period in 2023:

•
Development and Redevelopment proportionate property net operating income increased by $0.2 million due primarily to the lease up of apartment homes at The Hamilton and delivery and initial lease-up of Upton Place.
•
Operating proportionate property net operating income increased by $1.0 million, or 4.1%. The increase was attributable primarily to a $1.7 million, or 4.6% increase in rental and other property revenues due to a $101 increase in average monthly revenue per apartment home to $2,392, and a 10-basis point increase in Average Daily Occupancy to 96.3%.
•
Other proportionate property net operating income increased by $1.0 million, or 100.0%. The increase was due primarily to The Benson Hotel commencing operations during the second quarter of 2023.

The results of our segments for the six months ended June 30, 2024 and 2023, as presented below, are based on segment classifications as of June 30, 2024 (dollars in thousands).

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$10,168	$5,442	$4,726	86.8%
Operating	77,341	73,683	3,658	5.0%
Other	9,783	7,486	2,297	30.7%
Total	97,292	86,611	10,681	12.3%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	5,749	2,753	2,996	100.0%
Operating	23,655	22,683	972	4.3%
Other	6,258	4,631	1,627	35.1%
Total	35,662	30,067	5,595	18.6%
Proportionate property net operating income:
Development and Redevelopment	4,419	2,689	1,730	64.3%
Operating	53,686	51,000	2,686	5.3%
Other	3,525	2,855	670	23.5%
Total	$61,630	$56,544	$5,086	9.0%

For the six months ended June 30, 2024, compared to the same period in 2023:

•
Development and Redevelopment proportionate property net operating income increased by $1.7 million due primarily to the lease up of apartment homes at The Hamilton.
•
Operating proportionate property net operating income increased by $2.7 million, or 5.3% The increase was attributable primarily to a $3.7 million, or 5.0% increase in rental and other property revenues due to a $111 increase in average monthly revenue per apartment home to $2,370.
•
Other proportionate property net operating income increased by $0.7 million, or 23.4%. The increase was due primarily to The Benson Hotel commencing operations during the second quarter of 2023.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include property management costs, casualty losses, and, if applicable, the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance.

Depreciation and Amortization

For the three and six months ended June 30, 2024, compared to the same periods in 2023, Depreciation and amortization expense increased by $5.1 million, or 29.8%, and $8.3 million, or 24.9%, respectively, due primarily to substantial completion of Upton Place and the completion of The Benson Hotel during the second quarter of 2023.

General and Administrative Expenses

For the three and six months ended June 30, 2024, compared to the same periods in 2023, General and administrative expenses decreased by $0.3 million, or 4.0%, and $0.2 million, or 1.0%, respectively, due primarily to a decrease in expenses for consulting services per the Master Services Agreement with AIR, which concluded at December 31, 2023.

Interest Income

For the three and six months ended June 30, 2024, compared to the same periods in 2023, Interest income increased by $0.1 million, or 2.3%, and $0.6 million, or 14.3%, respectively, due primarily to interest earned on seller financing provided in connection with the sale of a land parcel in December 2023, offset by a decrease earned on invested cash.

Interest Expense

For the three and six months ended June 30, 2024, compared to the same periods in 2023, Interest expense increased by $7.2 million, or 74.2%, and $10.8 million, or 55.8%, respectively, due primarily to increased non-recourse construction loan draws and reduced capitalization as development projects are advanced and completed.

Realized and Unrealized Gains (Losses) on Interest Rate Contracts

We are required to adjust our interest rate contracts to fair value on a quarterly basis. As a result of the mark-to-market adjustments, we recorded unrealized losses of $1.3 million and $1.5 million, respectively, for the three and six months ended June 30, 2024, compared to unrealized gains of $2.5 million and $0.6 million, respectively, for the same periods in 2023. In addition, we realized gains of $1.9 million and $3.8 million for the three and six months ended June 30, 2024, respectively, compared to realized gains of $0.9 million and $1.7 million, respectively, for the same periods in 2023.

Realized and Unrealized Gains (Losses) on Equity Investments

We measure our investments in stock based on its market price at period end and our investments in property technology funds at NAV as a practical expedient. In addition, we measure our investment in IQHQ at cost, less impairment if any needed, with subsequent adjustments for observable price changes of identical or similar investments of the same issuer since it does not have a readily determinable fair value. As a result of changes in the values of these investments, we recorded unrealized losses of $47.3 million and $47.5 million, respectively, for the three and six months ended June 30, 2024, primarily due to a $47.0 million non-cash impairment recognized on our investment in IQHQ. For the same periods in 2023, we recorded unrealized gains of $1.1 million $1.2 million, respectively.

Other Income (Expense), Net

Other income (expense), net, includes costs associated with our risk management activities, partnership administration expenses, fee income, and certain non-recurring items, as well as activity related to our Mezzanine Investment. For the three months ended June 30, 2024, compared to the same period in 2023, Other income (expense), net decreased by $0.1 million, or 9.4%. For the six months ended June 30, 2024, compared to the same period in 2023, Other income (expense), net decreased by $2.0 million, or 41.0%, primarily due to the incremental expense associated with pre-existing long-term incentive partnership units recorded upon the resignation of one of our board members in the prior period.

Income Tax Benefit (Expense)

Certain aspects of our operations, including our development and redevelopment activities, are conducted through TRS entities. Additionally, our TRS entities hold investments in one of our apartment communities and 1001 Brickell Bay Drive.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and income and gains retained by the REIT. For the three and six months ended June 30, 2024, we had consolidated net losses subject to tax of $5.3 million and $11.9 million, respectively, compared to consolidated net losses subject to tax of $2.5 million and $7.4 million, respectively, for the same periods in 2023.

For the three months ended June 30, 2024, we recognized an income tax benefit of $2.2 million, compared to an income tax benefit of $0.4 million for the same period in 2023. The increase is due primarily to the tax effect of fewer gains, increased depreciation, and interest expense associated with properties owned by, and activities of, our TRS entities.

For the six months ended June 30, 2024, we recognized an income tax benefit of $4.9 million, compared to an income tax benefit of $4.6 million for the same period in 2023. The increase is due primarily to the tax effect of fewer gains, increased depreciation, and interest expense associated with properties owned by, and activities of, our TRS entities. This increase was partially offset by a reduction to the effective state tax rate expected to apply to the reversal of our existing deferred items recognized during the three months ended March 31, 2023.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. Our critical accounting estimates that involve our more significant judgments and estimates used in the preparation of our consolidated financial statements are detailed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in our critical accounting estimates from those reported in our Form 10-K, other than as noted below, and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the financial condition, results of operations, and cash flows for all periods presented.

Investment in IQHQ

On a periodic basis, we perform a qualitative impairment assessment on our investment in IQHQ in accordance with GAAP. We determined that our investment in IQHQ was impaired after consideration of factors, including adverse capital market conditions, increased real estate development costs, and IQHQ's financial condition. As a result, we have recognized a $47.0 million non-cash impairment to reduce the carrying value of the investment in IQHQ to $12.7 million as of June 30, 2024.

The measurement of the impairment loss is based on the fair value of our investment in IQHQ. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of our investment in IQHQ incorporates various estimates, assumptions, and market data, the most significant being projected operational cash flow, capitalization rates, and discount rates. We determine capitalization rates and discount rates using third-party market research analytics. Property operational cash flows are based on historical, current and expected future operating results and take into consideration stated operational strategies. These projections are adjusted to reflect current economic conditions and require considerable management judgment.

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
•
realized and unrealized (gains) losses on interest rate contracts, which we believe allow investors to compare a measure of our earnings before the effects of our capital structure and indebtedness with that of other companies in the real estate industry; and

•
the non-cash (income) loss recognized on our Mezzanine Investment.
•
the non-cash (income) loss recognized on our investment in IQHQ.

The reconciliation of net income (loss) to EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2024 and 2023, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(61,103)	$144	$(68,299)	$(5,609)
Adjustments:
Interest expense	16,820	9,656	30,190	19,381
Income tax (benefit) expense	(2,188)	(417)	(4,917)	(4,613)
Gain on disposition of real estate	—	(1,878)	—	(1,878)
Depreciation and amortization	22,110	17,031	41,578	33,302
Adjustment related to EBITDAre of unconsolidated partnerships	217	342	432	564
EBITDAre	$(24,144)	$24,878	$(1,016)	$41,147
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,598)	(3,576)	(7,158)	(6,849)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	811	(348)	827	(613)
EBITDAre adjustments attributable to noncontrolling interests	(929)	4	(1,505)	(12)
Mezzanine investment (income) loss, net	628	128	1,256	257
Realized and unrealized (gains) losses on interest rate contracts	(640)	(3,383)	(2,312)	(2,326)
Unrealized (gains) losses on IQHQ investment	46,972	—	46,972	—
Adjusted EBITDAre	$19,100	$17,703	$37,064	$31,604

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary sources of liquidity are cash flows from operations and borrowing capacity under our loan agreements.

As of June 30, 2024, our available liquidity was $259.4 million, which consisted of:

•
$88.5 million in cash and cash equivalents;
•
$20.9 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance; and
•
$150.0 million of available capacity to borrow under our revolving secured credit facility.

As of June 30, 2024, we had sufficient capacity on our non-recourse construction loans to cover our remaining commitments on development and redevelopment projects of approximately $17.4 million. The initial allocations to our joint ventures have remaining unfunded commitments of $3.0 million. We also have unfunded commitments in the amount of $1.7 million related to four investments in entities that develop technology related to the real estate industry. Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, and future investments. Additionally, our third-party property managers may enter into commitments on our behalf to purchase goods and services in connection with the operation of our apartment communities and our office building. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to historical levels.

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

As of June 30, 2024, approximately 90% of our outstanding non-recourse property debt had a fixed interest rate and approximately 10% had a variable interest rate, all of which was hedged. In addition, the weighted-average contractual rate on our non-recourse debt was 4.8% and 4.6% inclusive of interest rate caps, and the average remaining term to maturity was 6.2 years. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates.

While our primary sources of leverage are property-level debt and non-recourse construction loans, we also have a secured $150.0 million credit facility with a syndicate of financial institutions. As of June 30, 2024, we had no outstanding borrowings under our revolving secured credit facility, which requires that we maintain a fixed charge coverage ratio of 1.25X, minimum tangible net worth of $625.0 million, and maximum leverage of 60.0% as defined in the credit agreement. We are currently in compliance and expect to remain in compliance with these covenants during the next twelve months.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows in Item 1 of this report.

Operating Activities

For the six months ended June 30, 2024, net cash provided by operating activities was $29.7 million. Our operating cash flow is primarily affected by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities and general and administrative costs. Cash provided by operating activities for the six months ended June 30, 2024, increased by $12.0 million compared to the same period in 2023, due primarily to increased net operating income driven by higher rents and the timing of balance sheet position changes, partially offset by increased interest expense.

Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities of $77.4 million consisted primarily of capital expenditures. Net cash used in investing activities for the six months ended June 30, 2024, decreased by $49.2 million compared to the same period in 2023, due primarily to decreased capital expenditures.

Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities of $17.9 million consisted primarily of proceeds from non-recourse construction loans, offset by common stock repurchases and distributions to redeemable noncontrolling interests. Net cash provided by financing activities for the six months ended June 30, 2024, decreased by $53.7 million compared to the same period in 2023, due primarily to decreased proceeds from non-recourse construction loans, offset by decreased principal repayments on non-recourse property debt and increased common stock repurchases.

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

As of June 30, 2024, on a consolidated basis, we had approximately $81.3 million of variable-rate property-level debt outstanding and $327.7 million of variable-rate construction loans. The impact of rising interest rates in recent history has been mitigated by our use of interest rate caps, which as of June 30, 2024, provided protection for our variable interest rate debt. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates. As of June 30, 2024, we estimate an increase or decrease in our variable rate indices of 100 basis points with constant credit risk spreads, would have no material impact on interest expense.

As of June 30, 2024, we held interest rate caps with $627.4 million notional value. These instruments were acquired for $5.7 million and at June 30, 2024, were valued at $3.7 million.

As of June 30, 2024, we had $109.4 million in cash and cash equivalents and restricted cash, a portion of which earns interest at variable rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Aimco Operating Partnership's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, Aimco Operating Partnership's internal control over financial reporting.

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

During the three months ended June 30, 2024, no shares of Common Stock were issued in exchange for OP Units in such transactions. Had any such shares been issued, the issuances would have been effected in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

In addition to any issuances pursuant to transactions of the types discussed above, there were no unregistered sales of equity securities made by Aimco during the three months ended June 30, 2024.

Repurchases of Equity Securities

The following table summarizes Aimco's share repurchases, for the three months ended June 30, 2024, all of which were part of publicly announced programs:

Fiscal Period	Total Number of Shares Repurchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
April 1 - 30, 2024	127,320	$7.88	127,320	20,117,477
May 1 - 31, 2024	428,901	8.08	428,901	19,688,576
June 1 - 30, 2024	2,487,228	8.02	2,487,228	17,201,348
Total	3,043,449	$8.02	3,043,449

(1) On July 28, 2022, Aimco's Board of Directors (the "Board") authorized Aimco to repurchase up to 15 million shares of its outstanding Common Stock. On November 1, 2023, the Board authorized Aimco to repurchase up to an additional 15 million shares of its outstanding Common Stock, for a total of 30 million shares. These repurchases may be made from time to time in the open market or in privately negotiated transactions. These share repurchase authorizations have no expiration date.

Aimco Operating Partnership

There is no public market for OP Units, and Aimco Operating Partnership has no intention of listing OP Units on any securities exchange. In addition, Aimco Operating Partnership’s Partnership Agreement restricts the transferability of OP Units.

On August 6, 2024, there were 153,498,634 OP Units and equivalents outstanding (of which 141,609,410 were held by Aimco), that were held by 1,942 unitholders of record.

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP Units during the three months ended June 30, 2024.

Repurchases of Equity Securities

Aimco Operating Partnership’s Partnership Agreement generally provides that after holding OP Units for one year, limited partners other than Aimco have the right to redeem their OP Units for cash or, at Aimco's election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended June 30, 2024, no OP Units were redeemed in exchange for shares of Common Stock and 14,395 OP Units were redeemed in exchange for cash at an aggregate weighted average price per unit of $7.99.

The following table summarizes repurchases, or redemptions in exchange for cash, of the Aimco Operating Partnership’s equity securities for the three months ended June 30, 2024:

Fiscal Period	Total Number of Units Repurchased	Weighted Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under Plans or Programs (1)
April 1 - 30, 2024	—	$—	N/A	N/A
May 1 - 31, 2024	—	—	N/A	N/A
June 1 - 30, 2024	14,395	7.99	N/A	N/A
Total	14,395	$7.99

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

101

The following materials from Aimco’s and Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of equity and partners’ capital; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: August 7, 2024