Form 10-Q
period 2024-09-30
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2024-11-07
CIK 922864, 1820878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of Apartment Investment and Management Company Class A common stock ("Common Stock") outstanding as of November 6, 2024: 141,269,368

EXPLANATORY NOTE

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

Aimco, through a wholly-owned subsidiary, is the general partner and is, directly, the special limited partner of Aimco OP L.P. ("Aimco Operating Partnership"). As of September 30, 2024, Aimco owned 92.3% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.7% of the economic interest in Aimco Operating Partnership. The remaining 7.7% legal interest is owned by limited partners. The common partnership units of Aimco Operating Partnership are referred to as "OP Units". As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

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

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2024, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

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

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Buildings and improvements	$1,691,608	$1,593,802
Land	620,029	620,821
Total real estate	2,311,637	2,214,623
Accumulated depreciation	(623,913)	(580,802)
Net real estate	1,687,724	1,633,821
Cash and cash equivalents	82,620	122,601
Restricted cash	27,788	16,666
Notes receivable	58,229	57,554
Right-of-use lease assets - finance leases	108,034	108,992
Other assets, net	103,177	149,841
Total assets	$2,067,572	$2,089,475

LIABILITIES AND EQUITY
Non-recourse property debt, net	$844,779	$846,298
Non-recourse construction loans, net	405,840	301,443
Total indebtedness	1,250,619	1,147,741
Deferred tax liabilities	103,180	110,284
Lease liabilities - finance leases	121,277	118,697
Accrued liabilities and other	125,140	121,143
Total liabilities	1,600,216	1,497,865

Redeemable noncontrolling interests in consolidated real estate partnerships	175,309	171,632

Commitments and contingencies (Note 3)

Equity (510,587,500 shares authorized at both September 30, 2024 and December 31, 2023):
Common Stock, $0.01 par value, 136,914,387 and 140,576,102 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,369	1,406
Additional paid-in capital	437,337	464,538
Retained earnings (deficit)	(208,940)	(116,292)
Total Aimco equity	229,766	349,652
Noncontrolling interests in consolidated real estate partnerships	49,544	51,265
Common noncontrolling interests in Aimco Operating Partnership	12,737	19,061
Total equity	292,047	419,978
Total liabilities and equity	$2,067,572	$2,089,475

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES
Rental and other property revenues	$53,158	$47,701	$154,508	$137,643

OPERATING EXPENSES
Property operating expenses	23,337	18,328	67,093	54,648
Depreciation and amortization	23,545	17,804	65,123	51,106
General and administrative expenses	7,750	8,198	23,876	24,487
Total operating expenses	54,632	44,330	156,092	130,241

Interest income	2,299	2,486	7,482	7,022
Interest expense	(19,031)	(8,252)	(49,221)	(27,633)
Realized and unrealized gains (losses) on interest rate contracts	(1,148)	955	1,164	3,280
Realized and unrealized gains (losses) on equity investments	(566)	(1,066)	(48,101)	165
Gain on dispositions of real estate	—	—	—	1,878
Other income (expense), net	(3,959)	(2,030)	(6,835)	(6,889)
Income (loss) before income tax	(23,879)	(4,536)	(97,095)	(14,775)
Income tax benefit (expense)	3,814	6,210	8,731	10,823
Net income (loss)	(20,065)	1,674	(88,364)	(3,952)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,659)	(3,610)	(10,817)	(10,460)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	572	(447)	1,399	(1,060)
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	1,216	123	5,134	775
Net income (loss) attributable to Aimco	$(21,936)	$(2,260)	$(92,648)	$(14,697)

Net income (loss) attributable to Aimco per common share – basic (Note 4)	$(0.16)	$(0.02)	$(0.67)	$(0.10)
Net income (loss) attributable to Aimco per common share – diluted (Note 4)	$(0.16)	$(0.02)	$(0.67)	$(0.10)

Weighted-average common shares outstanding – basic	136,749	143,299	139,044	144,431
Weighted-average common shares outstanding – diluted	136,749	143,299	139,044	144,431

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended September 30, 2024 and 2023

(In thousands)

(Unaudited)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at June 30, 2023	143,734	$1,438	$483,258	$37,486	$522,182	$48,472	$28,105	$598,759
Net income (loss)	—	—	—	(2,260)	(2,260)	447	(123)	(1,936)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	—	—	244	—	244	—	(332)	(88)
Share-based compensation expense	—	—	1,890	—	1,890	—	23	1,913
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	71	—	71
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(287)	—	(287)
Common stock repurchased	(1,744)	(17)	(13,132)	—	(13,149)	—	—	(13,149)
Other common stock issuances	5	—	—	—	—	—	—	—
Other, net	—	(1)	1	(19)	(19)	—	—	(19)
Balances at September 30, 2023	141,995	$1,420	$472,261	$35,207	$508,888	$48,703	$27,673	$585,264

Balances at June 30, 2024	137,167	$1,372	$439,168	$(187,004)	$253,536	$50,280	$14,089	$317,905
Net income (loss)	—	—	—	(21,936)	(21,936)	(572)	(1,216)	(23,724)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	—	—	(143)	—	(143)	—	(142)	(285)
Share-based compensation expense	—	—	1,839	—	1,839	—	6	1,845
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	194	—	194
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(326)	—	(326)
Common stock repurchased	(373)	(4)	(3,153)	—	(3,157)	—	—	(3,157)
Other common stock issuances, net of withholding taxes	120	1	(374)	—	(373)	—	—	(373)
Other, net	—	—	—	—	—	(32)	—	(32)
Balances at September 30, 2024	136,914	$1,369	$437,337	$(208,940)	$229,766	$49,544	$12,737	$292,047

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2024 and 2023

(In thousands)

(Unaudited)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2022	146,525	$1,466	$496,482	$49,904	$547,852	$48,294	$29,212	$625,358
Net income (loss)	—	—	—	(14,697)	(14,697)	1,060	(775)	(14,412)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	—	—	4,500	—	4,500	—	(5,209)	(709)
Share-based compensation expense	—	—	5,439	—	5,439	—	3,173	8,612
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	234	—	234
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(885)	—	(885)
Common stock repurchased	(4,747)	(47)	(35,694)	—	(35,741)	—	—	(35,741)
Other common stock issuances	252	2	1,538	—	1,540	—	1,272	2,812
Other, net	(35)	(1)	(4)	—	(5)	—	—	(5)
Balances at September 30, 2023	141,995	$1,420	$472,261	$35,207	$508,888	$48,703	$27,673	$585,264

Balances at December 31, 2023	140,576	$1,406	$464,538	$(116,292)	$349,652	$51,265	$19,061	$419,978
Net income (loss)	—	—	—	(92,648)	(92,648)	(1,399)	(5,134)	(99,181)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	—	—	523	—	523	—	(1,208)	(685)
Share-based compensation expense	—	—	5,673	—	5,673	—	18	5,691
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	873	—	873
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(1,163)	—	(1,163)
Common stock repurchased	(4,290)	(43)	(34,101)	—	(34,144)	—	—	(34,144)
Other common stock issuances, net of withholding taxes	628	6	641	—	647	—	—	647
Other, net	—	—	63	—	63	(32)	—	31
Balances at September 30, 2024	136,914	$1,369	$437,337	$(208,940)	$229,766	$49,544	$12,737	$292,047

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(88,364)	$(3,952)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,123	51,106
Realized and unrealized (gains) losses on interest rate contracts	(1,164)	(3,280)
Realized and unrealized (gains) losses on equity investments	48,101	(165)
Income tax expense (benefit)	(8,731)	(10,823)
Share-based compensation	4,857	7,632
Loss on extinguishment of debt, net	—	929
Gain on dispositions of real estate	—	(1,878)
Loss (income) from unconsolidated real estate partnerships	1,707	(614)
Amortization of debt issuance costs and other	16,175	2,811
Changes in operating assets and operating liabilities:
Operating assets, net	(7,107)	2,057
Operating liabilities, net	15,559	(1,272)
Total adjustments	134,520	46,503
Net cash provided by operating activities	46,156	42,551
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	—	(4,108)
Capital expenditures(1)	(113,869)	(212,195)
Distributions received from unconsolidated real estate partnerships	—	4,209
Investment in unconsolidated real estate partnerships	(383)	(3,381)
Purchase of treasury bill	—	(53,773)
Other investing activities	(107)	5,124
Net cash used in investing activities	(114,359)	(264,124)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse construction loans	84,981	127,423
Principal repayments on non-recourse property debt	(2,361)	(62,309)
Proceeds from sale of participation in Mezzanine Investment	—	37,500
Payments of deferred loan costs	(4,324)	(229)
Proceeds from interest rate contracts	5,312	57,182
Common stock repurchased	(34,144)	(36,769)
Distributions to redeemable noncontrolling interests	(6,289)	(7,210)
Contributions from noncontrolling interests	873	234
Distributions to noncontrolling interests	(1,163)	(885)
Contributions from redeemable noncontrolling interests	1,390	125
Redemption of OP Units held by third parties	(685)	(709)
Other financing activities	(4,246)	(6,661)
Net cash provided by financing activities	39,344	107,692
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(28,859)	(113,881)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	139,267	229,766
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$110,408	$115,885

(1) Accrued capital expenditures were $31.6 million and $54.3 million as of September 30, 2024 and 2023, respectively.

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Buildings and improvements	$1,691,608	$1,593,802
Land	620,029	620,821
Total real estate	2,311,637	2,214,623
Accumulated depreciation	(623,913)	(580,802)
Net real estate	1,687,724	1,633,821
Cash and cash equivalents	82,620	122,601
Restricted cash	27,788	16,666
Notes receivable	58,229	57,554
Right-of-use lease assets - finance leases	108,034	108,992
Other assets, net	103,177	149,841
Total assets	$2,067,572	$2,089,475

LIABILITIES AND EQUITY
Non-recourse property debt, net	844,779	$846,298
Non-recourse construction loans, net	405,840	301,443
Total indebtedness	1,250,619	1,147,741
Deferred tax liabilities	103,180	110,284
Lease liabilities - finance leases	121,277	118,697
Accrued liabilities and other	125,140	121,143
Total liabilities	1,600,216	1,497,865

Redeemable noncontrolling interests in consolidated real estate partnerships	175,309	171,632

Commitments and contingencies (Note 3)

Partners’ capital:
General Partner and Special Limited Partner	229,766	349,652
Limited Partners	12,737	19,061
Partners’ capital attributable to Aimco Operating Partnership	242,503	368,713
Noncontrolling interests in consolidated real estate partnerships	49,544	51,265
Total partners’ capital	292,047	419,978
Total liabilities and partners’ capital	$2,067,572	$2,089,475

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES
Rental and other property revenues	$53,158	$47,701	$154,508	$137,643

OPERATING EXPENSES
Property operating expenses	23,337	18,328	67,093	54,648
Depreciation and amortization	23,545	17,804	65,123	51,106
General and administrative expenses	7,750	8,198	23,876	24,487
Total operating expenses	54,632	44,330	156,092	130,241

Interest income	2,299	2,486	7,482	7,022
Interest expense	(19,031)	(8,252)	(49,221)	(27,633)
Realized and unrealized gains (losses) on interest rate contracts	(1,148)	955	1,164	3,280
Realized and unrealized gains (losses) on equity investments	(566)	(1,066)	(48,101)	165
Gain on dispositions of real estate	—	—	—	1,878
Other income (expense), net	(3,959)	(2,030)	(6,835)	(6,889)
Income (loss) before income tax	(23,879)	(4,536)	(97,095)	(14,775)
Income tax benefit (expense)	3,814	6,210	8,731	10,823
Net income (loss)	(20,065)	1,674	(88,364)	(3,952)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,659)	(3,610)	(10,817)	(10,460)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	572	(447)	1,399	(1,060)
Net income (loss) attributable to Aimco Operating Partnership	$(23,152)	$(2,383)	$(97,782)	$(15,472)

Net income (loss) attributable to Aimco Operating Partnership per common unit – basic (Note 4)	$(0.16)	$(0.02)	$(0.67)	$(0.10)
Net income (loss) attributable to Aimco Operating Partnership per common unit – diluted (Note 4)	$(0.16)	$(0.02)	$(0.67)	$(0.10)

Weighted-average common units outstanding – basic	144,366	151,027	146,683	152,199
Weighted-average common units outstanding – diluted	144,366	151,027	146,683	152,199

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended September 30, 2024 and 2023

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at June 30, 2023	$522,182	$28,105	$550,287	$48,472	$598,759
Net income (loss)	(2,260)	(123)	(2,383)	447	(1,936)
Redemption of OP Units held by third parties and reallocation of limited partners' interests in Aimco Operating Partnership	244	(332)	(88)	—	(88)
Share-based compensation expense	1,890	23	1,913	—	1,913
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	71	71
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(287)	(287)
Redemption of OP Units held by Aimco	(13,149)	—	(13,149)	—	(13,149)
Other, net	(19)	—	(19)	—	(19)
Balances at September 30, 2023	$508,888	$27,673	$536,561	$48,703	$585,264

Balances at June 30, 2024	$253,536	$14,089	$267,625	$50,280	$317,905
Net income (loss)	(21,936)	(1,216)	(23,152)	(572)	(23,724)
Redemption of OP Units held by third parties and reallocation of limited partners' interests in Aimco Operating Partnership	(143)	(142)	(285)	—	(285)
Share-based compensation expense	1,839	6	1,845	—	1,845
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	194	194
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(326)	(326)
Redemption of OP Units held by Aimco	(3,157)	—	(3,157)	—	(3,157)
Other OP Unit issuances, net of withholding taxes	(373)	—	(373)	—	(373)
Other, net	—	—	—	(32)	(32)
Balances at September 30, 2024	$229,766	$12,737	$242,503	$49,544	$292,047

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Nine Months Ended September 30, 2024 and 2023

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2022	$547,852	$29,212	$577,064	$48,294	$625,358
Net income (loss)	(14,697)	(775)	(15,472)	1,060	(14,412)
Redemption of OP Units held by third parties and reallocation of limited partners' interests in Aimco Operating Partnership	4,500	(5,209)	(709)	—	(709)
Share-based compensation expense	5,439	3,173	8,612	—	8,612
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	234	234
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(885)	(885)
Redemption of OP Units held by Aimco	(35,741)	—	(35,741)	—	(35,741)
Other OP Unit issuances	1,540	1,272	2,812	—	2,812
Other, net	(5)	—	(5)	—	(5)
Balances at September 30, 2023	$508,888	$27,673	$536,561	$48,703	$585,264

Balances at December 31, 2023	$349,652	$19,061	$368,713	$51,265	$419,978
Net income (loss)	(92,648)	(5,134)	(97,782)	(1,399)	(99,181)
Redemption of OP Units held by third parties and reallocation of limited partners' interests in Aimco Operating Partnership	523	(1,208)	(685)	—	(685)
Share-based compensation expense	5,673	18	5,691	—	5,691
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	873	873
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(1,163)	(1,163)
Redemption of OP Units held by Aimco	(34,144)	—	(34,144)	—	(34,144)
Other OP Unit issuances, net of withholding taxes	647	—	647	—	647
Other, net	63	—	63	(32)	31
Balances at September 30, 2024	$229,766	$12,737	$242,503	$49,544	$292,047

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(88,364)	$(3,952)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,123	51,106
Realized and unrealized (gains) losses on interest rate contracts	(1,164)	(3,280)
Realized and unrealized (gains) losses on equity investments	48,101	(165)
Income tax expense (benefit)	(8,731)	(10,823)
Share-based compensation	4,857	7,632
Loss on extinguishment of debt, net	—	929
Gain on dispositions of real estate	—	(1,878)
Loss (income) from unconsolidated real estate partnerships	1,707	(614)
Amortization of debt issuance costs and other	16,175	2,811
Changes in operating assets and operating liabilities:
Operating assets, net	(7,107)	2,057
Operating liabilities, net	15,559	(1,272)
Total adjustments	134,520	46,503
Net cash provided by operating activities	46,156	42,551
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	—	(4,108)
Capital expenditures(1)	(113,869)	(212,195)
Distributions received from unconsolidated real estate partnerships	—	4,209
Investment in unconsolidated real estate partnerships	(383)	(3,381)
Purchase of treasury bill	—	(53,773)
Other investing activities	(107)	5,124
Net cash used in investing activities	(114,359)	(264,124)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse construction loans	84,981	127,423
Principal repayments on non-recourse property debt	(2,361)	(62,309)
Proceeds from sale of participation in Mezzanine Investment	—	37,500
Payments of deferred loan costs	(4,324)	(229)
Proceeds from interest rate contracts	5,312	57,182
Common stock repurchased	(34,144)	(36,769)
Distributions to redeemable noncontrolling interests	(6,289)	(7,210)
Contributions from noncontrolling interests	873	234
Distributions to noncontrolling interests	(1,163)	(885)
Contributions from redeemable noncontrolling interests	1,390	125
Redemption of OP Units held by third parties	(685)	(709)
Other financing activities	(4,246)	(6,661)
Net cash provided by financing activities	39,344	107,692
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(28,859)	(113,881)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	139,267	229,766
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$110,408	$115,885

(1) Accrued capital expenditures were $31.6 million and $54.3 million as of September 30, 2024 and 2023, respectively.

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Aimco, through a wholly owned subsidiary, is the general partner and is, directly, the special limited partner of Aimco OP L.P. (“Aimco Operating Partnership”). As of September 30, 2024, Aimco owned 92.3% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.7% of the economic interest in Aimco Operating Partnership. The remaining 7.7% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2024, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

We own or lease a portfolio of real estate investments focused primarily on the U.S. multifamily sector. At September 30, 2024, our entire portfolio of operating residential apartment communities includes 5,600 apartment homes within 21 consolidated stabilized operating properties, a fully renovated waterfront property with 276 units, a substantially complete 689-unit community with 105,000 square feet of retail space, a substantially complete 220-unit community, and four unconsolidated properties. Additionally, we have a single family rental community that is under construction with 16 planned homes and eight accessory dwelling units, a waterfront ground-up development with 114 planned units, a 106-key luxury hotel with event space, one commercial office building that is part of an assemblage with an adjacent apartment building, and land parcels held for development. In addition, we hold other alternative investments, including our Mezzanine Investment; our investment in IQHQ Holdings, LP ("IQHQ"); and our investment in real estate technology funds. See Note 2 for further information over our Mezzanine Investment and our investment in IQHQ.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Common Noncontrolling Interests in Aimco Operating Partnership

Common noncontrolling interests in Aimco Operating Partnership consist of OP Units held by third parties, and are reflected in Aimco’s accompanying Condensed Consolidated Balance Sheets as Common noncontrolling interests in Aimco Operating Partnership. Aimco Operating Partnership’s income or loss is allocated to the holders of OP Units, other than Aimco, based on the weighted-average number of OP Units (including OP Units held by Aimco) outstanding during the period. For the periods ended September 30, 2024 and 2023, the holders of OP Units had a weighted-average economic ownership interest in Aimco Operating Partnership of approximately 5.2%, and 5.1%, respectively. Substantially all of the assets and liabilities of Aimco are held by Aimco Operating Partnership.

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

Redeemable noncontrolling interests in consolidated real estate partnerships as of September 30, 2024, consists of the following: (i) a preferred equity interest in an entity that owns a portfolio of operating apartment communities, (ii) equity interests in two separate consolidated joint ventures with residential apartment communities in lease-up, and (iii) a preferred equity interest in an entity that owns a waterfront ground-up development. Capital contributions, distributions, and net income attributable to redeemable noncontrolling interests in consolidated real estate partnerships are determined in accordance with the relevant partnership agreements. These interests are presented as Redeemable noncontrolling interests in consolidated real estate partnerships in our Condensed Consolidated Balance Sheets as of September 30, 2024.

The assets of our consolidated real estate partnerships must first be used to settle the liabilities of the consolidated real estate partnerships. The consolidated real estate partnership’s creditors do not have recourse to the general credit of Aimco Operating Partnership.

The following table shows changes in our redeemable noncontrolling interests in consolidated real estate partnerships from December 31, 2023 to September 30, 2024 (in thousands):

2024
Balance at Beginning of Period	$171,632
Contributions	1,390
Distributions	(6,289)
Net income	10,817
Other (1)	(2,241)
Balance at September 30, 2024	$175,309

(1) In September 2024, we secured a $55.5 million preferred equity commitment from a third-party for the development of a luxury water-front rental development in Miami, Florida, as further discussed in Note 6. Costs incurred were treated as a discount to Redeemable noncontrolling interests in consolidated real estate partnerships in accordance with GAAP.

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

The Separation Agreement with AIR provides for AIR to transfer ownership of the subsidiaries that originated and hold the Mezzanine Investment, and a related equity option to acquire a 30% interest in the partnership owning Parkmerced Apartments. At the time of Separation and as of the date of this filing, legal title of these subsidiaries had not yet transferred to us. Until legal title of the subsidiaries is transferred, AIR is obligated to pass payments received on the Mezzanine Investment to us, and we are obligated to indemnify AIR against any costs and expenses related thereto. We have the risks and rewards of ownership of the Mezzanine Investment. The carrying value of the Mezzanine Investment was zero as of September 30, 2024.

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

In 2022, after fully funding our commitment, 22% of our original investment in IQHQ was redeemed for $16.5 million. Our remaining investment in IQHQ, with a cost basis of $39.2 million, was adjusted upward to $59.7 million at the same per share value as the cash redemption per share. During the second quarter of 2024, we recorded a non-cash impairment charge of $47.0 million to reduce the carrying value of the investment in IQHQ to $12.7 million. We did not record additional impairment during the three months ended September 30, 2024. The non-cash impairment is reflected in Realized and unrealized gains (losses) on equity investments in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024, and as a reduction in the carrying value of Other investments included in Other assets, net in our Condensed Consolidated Balance Sheets as of September 30, 2024. No impairment losses were recognized during the period ended September 30, 2023.

	As of September 30, 2024	As of December 31, 2023
Equity ownership in IQHQ under measurement alternative:
Initial cost of remaining balance	$39,185	$39,185
Cumulative upward adjustments	20,501	20,501
Cumulative impairment	(46,972)	—
Total carrying value	$12,714	$59,686

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and income and, if applicable, gains retained by the REIT. For the three and nine months ended September 30, 2024, we had consolidated net losses subject to tax of $9.7 million and $21.6 million, respectively. For the three and nine months ended September 30, 2023, we had consolidated net losses subject to income tax of $5.0 million and $12.4 million, respectively.

For the three months ended September 30, 2024, we recognized an income tax benefit of $3.8 million, compared to income tax benefit of $6.2 million during the same period in 2023. The decrease is due primarily to a change in estimate associated with finalizing the 2022 tax returns in the third quarter of 2023.

For the nine months ended September 30, 2024, we recognized an income tax benefit of $8.7 million, compared to income tax benefit of $10.8 million during the same period in 2023. The decrease is due primarily to a change in estimate associated with finalizing the 2022 tax returns in third quarter of 2023, partially offset by the tax effect of fewer gains, increased depreciation, and interest expense associated with properties owned by, and activities of, our TRS entities.

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

Other Assets, net

Other assets were comprised of the following amounts as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Other investments	$17,464	$65,066
Deferred costs, deposits, and other	15,417	9,374
Prepaid expenses and real estate taxes	10,863	14,855
Interest rate contracts (1)	1,694	5,255
Unconsolidated real estate partnerships (2)	20,934	23,125
Intangible assets, net	13,377	13,494
Corporate fixed assets	10,534	10,669
Accounts receivable, net of allowances of $218 and $373 as of September 30, 2024 and December 31, 2023, respectively	7,896	5,178
Deferred tax assets	4,714	2,391
Due from affiliates	284	434
Total other assets, net	$103,177	$149,841

(1) We account for our Interest rate contracts as non-designated hedges.

(2) See Note 5 for further information regarding the nonrecurring fair value measurement of an unconsolidated real estate partnership during the three months ended September 30, 2024.

Revenue from contracts with customers

We apply ASC 606, Revenue from Contracts with Customers, in recognizing revenue from our operations at The Benson Hotel. The Benson Hotel revenues consist of amounts derived from hotel operations, including room sales, food and beverage sales, and other ancillary hotel service revenues. We recognize revenue from the rental of the hotel rooms and guest services when we satisfy performance obligations as evidenced by the transfer of control when rooms are occupied, and services have been provided. Food and beverage sales are recognized when the customer has been serviced or at the time the transaction occurs. Our contracts generally have a single performance obligation, recognized at a point in time.

The Benson Hotel generated revenues of $1.9 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively, and $4.9 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Note 3 — Commitments and Contingencies

Commitments

In connection with our development, redevelopment, and other capital additions activities, we have entered into various construction-related contracts, and have made commitments to complete development and redevelopment of certain real estate, pursuant to financing or other arrangements. As of September 30, 2024, we had remaining commitments for construction-related contracts of $163.7 million, with $198.8 million undrawn on our non-recourse construction loans.

As of September 30, 2024, we have remaining commitments of $1.5 million related to our investments in property technology funds invested in entities that develop technology related to the real estate industry. The timing of the remaining funding of these commitments is uncertain.

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

Aimco's Common Stock and OP Unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco's issuance of additional shares of Common Stock and Aimco Operating Partnership’s issuance to Aimco of additional OP Units equal to the number of shares of Common Stock purchased under the options. These equivalents also include unvested market-based restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and OP Units outstanding equal to the number of the shares that vest. OP Unit equivalents also include unvested long-term incentive partnership units. The Common Stock and OP Unit equivalents were not included in the computation of diluted earnings per share and unit for the three and nine months ended September 30, 2024 and 2023, because the effect of their inclusion would have been antidilutive. As of September 30, 2024, the Common Stock and OP Unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 4.2 million and 8.4 million, respectively.

Aimco's time-based restricted stock awards receive non-forfeitable dividends similar to shares of Common Stock and OP Units prior to vesting, and our market-based long-term incentive partnership units ("LTIP Units") receive non-forfeitable distributions based on specified percentages of the distributions paid to OP Units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. When applicable, we include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Participating securities were not included in the computation of diluted earnings per share and unit for the three and nine months ended September 30, 2024 and 2023, because the effect of their inclusion would have been antidilutive. As of September 30, 2024, participating securities that could potentially dilute basic earnings per share or unit in future periods totaled 2.3 million.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the three and nine months ended September 30, 2024 and 2023, are as follows (in thousands, except per share and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings per share
Numerator:
Net income (loss) attributable to Aimco	$(21,936)	$(2,260)	$(92,648)	$(14,697)
Net income (loss) allocated to Aimco participating securities	—	—	—	—
Net income (loss) attributable to Aimco common stockholders	$(21,936)	$(2,260)	$(92,648)	$(14,697)

Denominator - shares:
Basic weighted-average common stock outstanding	136,749	143,299	139,044	144,431
Diluted share equivalents outstanding	—	—	—	—
Diluted weighted-average common stock outstanding	136,749	143,299	139,044	144,431

Earnings (loss) per share - basic	$(0.16)	$(0.02)	$(0.67)	$(0.10)
Earnings (loss) per share - diluted	$(0.16)	$(0.02)	$(0.67)	$(0.10)

Earnings per unit
Numerator:
Net income (loss) attributable to Aimco Operating Partnership	$(23,152)	$(2,383)	$(97,782)	$(15,472)
Net income (loss) allocated to Aimco Operating Partnership participating securities	—	—	—	—
Net income (loss) attributable to Aimco Operating Partnership's common unit holders	$(23,152)	$(2,383)	$(97,782)	$(15,472)

Denominator - units
Basic weighted-average OP Units outstanding	144,366	151,027	146,683	152,199
Diluted OP Unit equivalents outstanding	—	—	—	—
Diluted weighted-average OP Units outstanding	144,366	151,027	146,683	152,199

Earnings (loss) per unit - basic	$(0.16)	$(0.02)	$(0.67)	$(0.10)
Earnings (loss) per unit - diluted	$(0.16)	$(0.02)	$(0.67)	$(0.10)

Note 5 — Fair Value Measurements and Disclosures

Recurring Fair Value Measurements

From time to time we purchase interest rate swaps, caps, and other instruments to provide protection against increases in interest rates on our variable rate debt. These instruments are presented as Interest rate contracts in Other assets, net in our Condensed Consolidated Balance Sheets. As of September 30, 2024, we held interest rate caps with a maximum notional value of $799.4 million. These instruments were acquired for $6.3 million, and the fair value of these instruments as of September 30, 2024 and December 31, 2023 is $1.7 million and $5.2 million, respectively.

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

As of September 30, 2024 and December 31, 2023, we had investments in stock of $1.6 million and $2.9 million, respectively, classified within Level 1 of the GAAP fair value hierarchy. In addition, as of September 30, 2024 and December 31, 2023, we have investments in property technology funds of $3.2 million and $2.5 million, respectively, in entities that develop technology related to the real estate industry. These investments are measured at net asset value (“NAV”) as a practical expedient. See Note 3 for further information regarding unfunded commitments related to these investments.

The following table summarizes the fair value for our interest rate contracts, investments in stock, and our investments in real estate technology funds as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024				As of December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Interest rate contracts	$1,653	$—	$1,653	$—	$5,237	$—	$5,237	$—
Investments in stock	1,555	1,555	—	—	2,868	2,868	—	—
Investments in real estate technology funds (1)	3,192	—	—	—	2,508	—	—	—
Total assets	$6,400	$1,555	$1,653	$—	$10,613	$2,868	$5,237	$—

(1) Investments measured at fair value using NAV as a practical expedient are not classified in the fair value hierarchy.

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents and restricted cash approximated their fair value as of September 30, 2024, and December 31, 2023 and are categorized within Level 1 of the GAAP fair value hierarchy. We estimate the fair value of our debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, debt service coverage ratios, and loan to value ratios. We classify the fair value of our non-recourse property debt and non-recourse construction loans within Level 2 of the GAAP valuation hierarchy based on the significance of certain observable inputs used to estimate their fair value.

The following table summarizes the carrying value and fair value of our non-recourse property debt, and non-recourse construction loans as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Description:
Non-recourse property debt	$849,938	$825,882	$852,502	$807,240
Non-recourse construction loans	410,573	410,231	309,521	309,170
Total	$1,260,511	$1,236,113	$1,162,023	$1,116,410

Nonrecurring Fair Value Measurements

Investment in IQHQ

During the nine months ended September 30, 2024, we recorded a non-cash impairment charge of $47.0 million related to our passive equity investment in IQHQ. This impairment charge was derived using a third-party valuation of IQHQ, which incorporated fair value estimates of properties owned by IQHQ. The fair value estimates of the properties owned by IQHQ were determined by discounted cash flow analyses and references to market comparable data.

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

Unconsolidated real estate partnerships

In March 2022, we acquired an ownership interest in an unconsolidated investment in land held for development in the Edgewater neighborhood of Miami, Florida, in exchange for land that we had purchased for $1.8 million in January 2022 and cash of $0.3 million. Subsequently, we had additional non-cash contributions of $5.7 million for unused transferable density rights and cash contributions of $0.9 million. During the quarter ended September 30, 2024, we exercised our rights under the existing joint venture agreement, whereby our joint venture partner agreed to purchase our ownership interest in this unconsolidated investment. As a result of the transaction, we have recognized a non-cash other than temporary impairment ("OTTI") of $2.6 million for the three months ended September 30, 2024, within Other income (expense), net in our Condensed Consolidated Statements of Operations.

We reduced our carrying value of the investment to the expected cash proceeds of approximately $6.0 million, subject to certain adjustments, to be received in the fourth quarter of 2024. We determined this is a nonrecurring fair value measurement of the unconsolidated investment classified within Level 3 of the fair value hierarchy.

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

Aimco Operating Partnership is the primary beneficiary of, and therefore consolidates, six VIEs that own interests in real estate. Assets of our consolidated VIEs must first be used to settle the liabilities of those VIEs. The consolidated VIEs' creditors do not have recourse to the general credit of Aimco Operating Partnership.

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

The details of our consolidated and unconsolidated VIEs, excluding those of Aimco Operating Partnership, are summarized in the table below as of September 30, 2024 and December 31, 2023 (in thousands, except for VIE count):

	As of September 30, 2024		As of December 31, 2023
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Count of VIEs	6	8	5	8
Assets
Net real estate	$584,872	$—	$466,719	$—
Cash and cash equivalents	2,080	—	3,940	—
Restricted cash	4,499	—	—	—
Notes receivable	18,292	—	17,432	—
Right-of-use lease assets - finance leases	108,034	—	108,992	—
Other assets, net	24,832	33,648	19,393	82,948
Liabilities
Non-recourse construction loans, net	305,329	—	201,103	—
Lease liabilities - finance leases	121,277	—	118,697	—
Accrued liabilities and other	31,769	32,898	35,881	31,018

In September 2024, we secured a $55.5 million preferred equity commitment from a third-party for the development of a luxury water-front rental development, located at 640 NE 34th Street in Miami, Florida. In addition, we secured a non-recourse construction loan commitment for up to $172 million that has a maturity date of October 1, 2028, prior to the consideration of a one year extension option. As a result, we performed a reassessment of the entity that owns the property located at 640 NE 34th Street, concluding that it became a VIE and that we are the primary beneficiary. While the consolidation status did not change as it was already consolidated prior to the VIE assessment, its assets and liabilities as of September 30, 2024 have been incorporated in the table above.

Note 7 — Lease Arrangements

Aimco as Lessor

Our apartment homes and commercial spaces are leased to tenants under operating leases. As of September 30, 2024, our apartment home leases generally have initial terms of 24 months or less. As of September 30, 2024, our commercial space leases have initial terms between 5 and 15 years and represent approximately 8% to 9% of our total revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and other certain conditions.

We have a sublease arrangement providing space within our corporate office for fixed rents, which commenced on January 1, 2021 and expires on May 31, 2029. For the three and nine months ended September 30, 2024, we recognized sublease income of $0.4 million and $1.1 million, respectively, compared to $0.4 million and $1.1 million, respectively, for the three and nine months ended September 30, 2023.

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements and other services. For the three and nine months ended September 30, 2024 and 2023, our total lease income was comprised of the following amounts for all residential and commercial property leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed lease income	$47,391	$43,937	$139,096	$127,150
Variable lease income	3,662	3,640	11,242	10,046
Total lease income	$51,053	$47,577	$150,338	$137,196

Future minimum lease payments that are contractually due to us from our office space sublease and commercial space leases, excluding extension options, as of September 30, 2024, are as follows (in thousands):

	Corporate Office Sublease	Commercial Leases
Remainder of 2024	$354	$3,274
2025	1,423	10,509
2026	1,433	8,003
2027	1,443	5,967
2028	1,453	3,703
Thereafter	630	18,782
Total	$6,736	$50,238

Aimco as Lessee

Lease Arrangements

We are lessee to finance leases for the land underlying our development sites at Upton Place, Strathmore Square, and Oak Shore. We have operating leases primarily for corporate office space. Substantially all of our office lease payments are fixed. See the table below for lease costs, net of capitalized finance lease costs, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$375	$384	$1,137	$1,138
Finance lease costs:
Amortization of right-of-use assets, net of capitalized amounts	312	—	743	—
Interest on lease liabilities, net of capitalized amounts	1,794	—	4,467	—
Total lease costs, net of capitalized amounts	$2,481	$384	$6,347	$1,138

The weighted-average remaining terms and discount rates for our operating and finance leases are summarized in the table below as of September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (years):
Operating leases	4.5	5.2
Finance leases	92.7	93.4

Weighted-average discount rate:
Operating leases	3.4%	3.3%
Finance leases	6.1%	6.1%

As of September 30, 2024 and December 31, 2023, operating lease right-of-use lease assets of $5.1 million and $6.2 million, respectively, are included in Other assets, net in our Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, operating lease liabilities of $9.8 million and $11.5 million, respectively, are included in Accrued liabilities and other in our Condensed Consolidated Balance Sheets.

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

Annual Future Minimum Lease Payments

Combined annual future minimum lease payments under our operating and finance leases are as follows as of September 30, 2024 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$510	$980
2025	2,355	4,437
2026	2,341	4,954
2027	2,380	5,483
2028	2,181	5,596
Thereafter	805	1,427,669
Total	10,572	1,449,119
Less: Discount	(801)	(1,327,842)
Total lease liabilities	$9,771	$121,277

Note 8 — Business Segments

We have three segments: (i) Development and Redevelopment; (ii) Operating; and (iii) Other.

Our Development and Redevelopment segment consists of rental communities that are under construction or have not achieved stabilization, as well as land held for development. As of September 30, 2024, our Development and Redevelopment segment consists of 10 properties, including two of which were under construction and two substantially completed and in lease-up.

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

The following tables present the results of operations of consolidated properties with our segments reported on a proportionate basis for the three months ended September 30, 2024 and 2023 (in thousands):

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments(2)	Consolidated
Three Months Ended September 30, 2024
Rental and other property revenues	$6,631	$39,281	$4,979	$2,267	$—	$53,158
Property operating expenses	3,940	11,883	3,829	2,276	1,409	23,337
Other operating expenses not allocated to segments (3)	—	—	—	—	31,295	31,295
Total operating expenses	3,940	11,883	3,829	2,276	32,704	54,632
Proportionate property net operating income (loss)	2,691	27,398	1,150	(9)	(32,704)	(1,474)
Other items included in income before income tax (4)	—	—	—	—	(22,405)	(22,405)
Income (loss) before income tax	$2,691	$27,398	$1,150	$(9)	$(55,109)	$(23,879)

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments(2)	Consolidated
Three Months Ended September 30, 2023
Rental and other property revenues	$3,650	$37,722	$4,567	$1,746	$16	$47,701
Property operating expenses	1,206	10,745	2,923	1,762	1,692	18,328
Other operating expenses not allocated to segments (3)	—	—	—	—	26,002	26,002
Total operating expenses	1,206	10,745	2,923	1,762	27,694	44,330
Proportionate property net operating income (loss)	2,444	26,977	1,644	(16)	(27,678)	3,371
Other items included in income before income tax (4)	—	—	—	—	(7,907)	(7,907)
Income (loss) before income tax	$2,444	$26,977	$1,644	$(16)	$(35,585)	$(4,536)

The following tables present the results of operations of consolidated properties with our segments reported on a proportionate basis for the nine months ended September 30, 2024 and 2023 (in thousands):

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments(2)	Consolidated
Nine Months Ended September 30, 2024
Rental and other property revenues	$16,799	$116,622	$14,762	$6,314	$11	$154,508
Property operating expenses	9,689	35,538	10,087	6,416	5,363	67,093
Other operating expenses not allocated to segments (3)	—	—	—	—	88,999	88,999
Total operating expenses	9,689	35,538	10,087	6,416	94,362	156,092
Proportionate property net operating income (loss)	7,110	81,084	4,675	(102)	(94,351)	(1,584)
Other items included in income before income tax (4)	—	—	—	—	(95,511)	(95,511)
Income (loss) before income tax	$7,110	$81,084	$4,675	$(102)	$(189,862)	$(97,095)

	Development and Redevelopment	Operating	Other	Proportionate and Other Adjustments(1)	Corporate and Amounts Not Allocated to Segments(2)	Consolidated
Nine Months Ended September 30, 2023
Rental and other property revenues	$9,092	$111,404	$12,053	$4,958	$136	$137,643
Property operating expenses	3,971	33,428	7,554	5,068	4,627	54,648
Other operating expenses not allocated to segments (3)	—	—	—	—	75,593	75,593
Total operating expenses	3,971	33,428	7,554	5,068	80,220	130,241
Proportionate property net operating income (loss)	5,121	77,976	4,499	(110)	(80,084)	7,402
Other items included in income before income tax (4)	—	—	—	—	(22,177)	(22,177)
Income (loss) before income tax	$5,121	$77,976	$4,499	$(110)	$(102,261)	$(14,775)

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

Net real estate and non-recourse property debt, net, of our segments as of September 30, 2024 and December 31, 2023, were as follows (in thousands):

	Development and Redevelopment	Operating	Other	Corporate and Amounts Not Allocated to Segments (1)	Total
As of September 30, 2024
Buildings and improvements	$747,797	$703,802	$240,009	$—	$1,691,608
Land	206,099	262,409	151,521	—	620,029
Total real estate	953,896	966,211	391,530	—	2,311,637
Accumulated depreciation	(31,412)	(496,893)	(95,608)	—	(623,913)
Net real estate	$922,484	$469,318	$295,922	$—	$1,687,724

Non-recourse property debt and construction loans, net	$405,840	$763,728	$81,051	$—	$1,250,619

	Development and Redevelopment	Operating	Other	Corporate and Amounts Not Allocated to Segments (1)	Total
As of December 31, 2023
Buildings and improvements	$644,154	$709,051	$239,089	$1,508	$1,593,802
Land	206,820	262,409	151,521	71	620,821
Total real estate	850,974	971,460	390,610	1,579	2,214,623
Accumulated depreciation	(11,589)	(489,206)	(78,612)	(1,395)	(580,802)
Net real estate	$839,385	$482,254	$311,998	$184	$1,633,821

Non-recourse property debt and construction loans, net	$301,426	$765,372	$80,739	$204	$1,147,741

(1)
During the first quarter of 2024, we disposed of St. George Villas, and therefore it is not included in our segment balance sheets at September 30, 2024. We added a column to the tables above for presentation purposes to display these assets and the associated debt as of September 30, 2024 and December 31, 2023, respectively.

In addition to the amounts disclosed in the tables above, as of September 30, 2024 the Development and Redevelopment segment right-of-use lease assets and lease liabilities aggregated to $108.0 million and $121.3 million, respectively, and as of December 31, 2023, aggregated to $109.0 million and $118.7 million, respectively. As of September 30, 2024, right-of-use lease assets and lease liabilities primarily relate to our investments in Upton Place, Strathmore, and Oak Shore.

Note 9 — Subsequent Events

The Hamilton, a 276-unit apartment building located in Miami, Florida, and on which Aimco completed a major redevelopment and lease-up during the fall of 2023, is under contract for $190.0 million. The buyer's deposit became non-refundable in October 2024, and the sale is expected to close in the fourth quarter of 2024.

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
•
Diversified portfolio, consisting of value-add investments, a pipeline of land held for potential future development, a national portfolio of stabilized multifamily real estate and limited indirect and passive investments; and
•
Capital redeployment plan which includes the prudent recycling of capital, reallocating our equity to higher returning investments, and return of capital to stockholders when appropriate.

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

•
Managing and investing in value-add and opportunistic real estate

Our dedicated team will source and execute development and redevelopment projects, and various other direct investment strategies. Our development and redevelopment portfolio currently includes projects in construction and lease-up. In addition, our team has secured significant, high-quality, future development opportunities, including total potential of more than 11 million gross square feet, located in high-growth markets. Generally, we seek direct investment opportunities in locations where barriers to entry are high, target customers can be clearly defined and where we have a comparative advantage over others in the market. From time to time, we may choose to monetize certain pipeline assets prior to vertical construction in an effort to maximize value and risk adjusted returns. In any time period, the amount of our capital that is allocated to development activities may vary based on market conditions and other factors.

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

The results from the execution of our business plan during the three and nine months ended September 30, 2024 are further described below.

Financial Results and Recent Highlights

•
For the three months ended September 30, 2024, net loss attributable to Aimco common stockholders per share, on a fully dilutive basis, was ($0.16), due primarily to higher net contributions from multifamily property operations offset by increases in interest expense and depreciation related to advancing and completing development projects. For the same period in 2023, net loss attributable to Aimco common stockholders per share, on a fully dilutive basis, was ($0.02).
•
For the three months ended September 30, 2024, revenue and net operating income from our Operating segment were up 4.1% and 1.6% respectively, year-over-year, due primarily to higher average monthly revenue per apartment home of $2,415, up $57 year-over-year, and a 160-basis point increase in Average Daily Occupancy to 96.8%.
•
During the three months ended September 30, 2024, we substantially completed construction on our Strathmore Square project located in Bethesda, Maryland and began construction on an ultra-luxury residential tower located at 640 34th Street ("34th Street") in the Edgewater neighborhood of Miami, Florida.

Operating Property Results

We own a diversified portfolio of stabilized apartment communities located in eight major U.S. markets with average rents in line with local market averages (generally defined as B class). We also own a commercial office building that is part of an assemblage with an adjacent apartment building.

Highlights for the three months ended September 30, 2024 include:

•
Revenue for our Operating segment was $39.3 million, up 4.1% year-over-year, resulting from a $57 increase in average monthly revenue per apartment home to $2,415 and a 160-basis point increase in Average Daily Occupancy to 96.8%.
•
Expenses for our Operating segment were $11.9 million, up 10.6% year-over-year primarily from higher real estate taxes and insurance.
•
Net operating income for our Operating segment was $27.4 million, up 1.6% year-over-year.

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

As of September 30, 2024, we had two multifamily development projects under construction, two multifamily communities that have been substantially completed and are now in lease-up, and a hotel that was completed in 2023 and is being stabilized. These projects remain on track, as measured by construction budget and lease-up metrics. Additionally, we have a pipeline of future value-add opportunities in our target markets of Southeast Florida, the Washington, D.C. Metro Area, and Colorado's Front Range.

During the three and nine months ended September 30, 2024, $29.6 million and $102.2 million of capital was invested in development and redevelopment activities, respectively, primarily funded through construction loan draws, compared to $74.4 million and $220.4 million, respectively, during the same periods in 2023.

Highlights for the three months ended September 30, 2024 include:

•
In the third quarter, construction began in Miami’s Edgewater neighborhood on 34th Street, an ultra-luxury waterfront residential tower that will include a highly tailored amenity package and approximately 7,000 square feet of ground floor retail space. The rental homes will average more than 2,500 square feet, feature 9 – 10 foot ceilings, oversized private terraces, top-of-the-line finishes, and unobstructed views of Biscayne Bay.
•
In Upper Northwest Washington, D.C., construction is substantially complete at Upton Place. As of September 30, 2024, we have delivered all 689 apartment homes with 284 units leased or pre-leased at rental rates greater than underwriting. Additionally, as of September 30, 2024, 90% of the project's 105,000 square feet of retail space has been leased.

•
In Bethesda, Maryland, construction is substantially complete at the first phase of Strathmore Square. As of September 30, 2024, we have delivered all 220 highly tailored apartment homes with 64 units leased or preleased with rents ahead of our initial projections, and 46 homes were occupied.
•
In Corte Madera, CA, construction is ongoing at Oak Shore where 16 luxury single family rental homes and eight accessory dwelling units are being developed. As of September 30, 2024, 19 residences had been delivered with 14 leased or pre-leased at rental rates greater than underwriting.
•
In the third quarter of 2024, we invested $0.4 million into programming, design, documentation, and entitlement efforts related to select pipeline projects located in South Florida and on the Anschutz Medical Campus in Aurora, Colorado.

Investment and Disposition Activity

We are focused on prudently allocating capital and delivering strong investment returns. Consistent with our capital allocation philosophy, we monetize the value within our assets when accretive uses of the proceeds are identified and invest when the risk adjusted returns are superior to other uses of capital. In the three months ended September 30, 2024, no new investment or disposition activity occurred.

Balance Sheet and Financing Activities

We are highly focused on maintaining a strong balance sheet, including having at all times ample liquidity. As of September 30, 2024, we had access to $260.4 million in liquidity, including $82.6 million of cash on hand, $27.8 million of restricted cash, and the capacity to borrow up to $150.0 million on our revolving credit facility. Refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

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

Results of Operations for the three and nine months ended September 30, 2024 and 2023

Net income attributable to Aimco common stockholders decreased by $19.7 million and $78.0 million, respectively, for the three and nine months ended September 30, 2024, compared to the same periods in 2023, as described more fully below.

Property Results

As of September 30, 2024, our Development and Redevelopment segment includes 10 properties, including two of which were under construction and two substantially completed and in lease-up. Our Operating segment includes 21 residential apartment communities with approximately 5,600 apartment homes, and our Other segment includes 1001 Brickell Bay Drive, our only office building, and The Benson Hotel, our only hotel.

During the first quarter of 2024, we revised the information regularly reviewed by our chief operating decision maker ("CODM") to assess our operating performance. As a result, we reclassified The Benson Hotel from the Development and Redevelopment segment to the Other segment. In addition, during the first quarter of 2024, we disposed of St. George Villas, which was previously reported within our Other segment. Prior period segment information has been recast based upon our current segment population, and is consistent with how our CODM evaluates the business. The recast conforms with our reportable segment classification as of September 30, 2024.

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

Proportionate Property Net Operating Income

The results of our segments for the three months ended September 30, 2024 and 2023, as presented below, are based on segment classifications as of September 30, 2024 (dollars in thousands).

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$6,631	$3,650	$2,981	81.7%
Operating	39,281	37,722	1,559	4.1%
Other	4,979	4,567	412	9.0%
Total	50,891	45,939	4,952	10.8%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	3,940	1,206	2,734	100.0%
Operating	11,883	10,745	1,138	10.6%
Other	3,829	2,923	906	31.0%
Total	19,652	14,874	4,778	32.1%
Proportionate property net operating income:
Development and Redevelopment	2,691	2,444	247	10.1%
Operating	27,398	26,977	421	1.6%
Other	1,150	1,644	(494)	(30.0%)
Total	$31,239	$31,065	$174	0.6%

For the three months ended September 30, 2024, compared to the same period in 2023:

•
Development and Redevelopment proportionate property net operating income increased by $0.2 million, or 10.1%, due primarily to the delivery and initial lease-up of Upton Place and Strathmore Square.
•
Operating proportionate property net operating income increased by $0.4 million, or 1.6%. The increase was attributable primarily to a $1.6 million, or 4.1% increase in rental and other property revenues due to a $57 increase in average monthly revenue per apartment home to $2,415, and a 160-basis point increase in Average Daily Occupancy to 96.8%.
•
Other proportionate property net operating income decreased by $0.5 million, or 30.0%. The decrease was due primarily to vacated space at 1001 Brickell Bay Drive.

The results of our segments for the nine months ended September 30, 2024 and 2023, as presented below, are based on segment classifications as of September 30, 2024 (dollars in thousands).

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$16,799	$9,092	$7,707	84.8%
Operating	116,622	111,404	5,218	4.7%
Other	14,762	12,053	2,709	22.5%
Total	148,183	132,549	15,634	11.8%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	9,689	3,971	5,718	100.0%
Operating	35,538	33,428	2,110	6.3%
Other	10,087	7,554	2,533	33.5%
Total	55,314	44,953	10,361	23.0%
Proportionate property net operating income:
Development and Redevelopment	7,110	5,121	1,989	38.8%
Operating	81,084	77,976	3,108	4.0%
Other	4,675	4,499	176	3.9%
Total	$92,869	$87,596	$5,273	6.0%

For the nine months ended September 30, 2024, compared to the same period in 2023:

•
Development and Redevelopment proportionate property net operating income increased by $2.0 million, or 38.8%, due primarily to the lease up of delivered apartment homes.
•
Operating proportionate property net operating income increased by $3.1 million, or 4.0%. The increase was attributable primarily to a $5.2 million, or 4.7% increase in rental and other property revenues due to a $93 increase in average monthly revenue per apartment home to $2,385.
•
Other proportionate property net operating income increased by $0.2 million, or 3.9%. The increase was due primarily to additional revenue in 2024 at The Benson Hotel partially offset by lower revenue at 1001 Brickell Bay Drive.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include property management costs, casualty losses, and, if applicable, the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance.

Depreciation and Amortization

For the three months ended September 30, 2024, compared to the same period in 2023, Depreciation and amortization expense increased by $5.7 million, or 32.2% due primarily to the substantial completion of Upton Place and Strathmore Square in 2024. For the nine months ended September 30, 2024, compared to the same period in 2023, Depreciation and amortization expense increased $14.0 million, or 27.4% due primarily to the substantial completion of Upton Place and Strathmore Square, as well as the completion of The Benson Hotel during the second quarter of 2023.

General and Administrative Expenses

For the three and nine months ended September 30, 2024, compared to the same periods in 2023, General and administrative expenses decreased by $0.4 million, or 5.5%, and $0.6 million, or 2.5%, respectively, due primarily to a decrease in expenses for consulting services per the Master Services Agreement with AIR, which concluded at December 31, 2023.

Interest Income

For the three months ended September 30, 2024, compared to the same period in 2023, Interest income decreased by $0.2 million, or 7.5%. For the nine months ended September 30, 2024, compared to the same period in 2023, Interest income increased by $0.5 million, or 6.6%. These changes were primarily due to interest earned on seller financing provided in connection with the sale of a land parcel in December 2023, partially offset by a reduction in invested cash.

Interest Expense

For the three and nine months ended September 30, 2024, compared to the same periods in 2023, Interest expense increased by $10.8 million and $21.6 million, respectively, due primarily to increased non-recourse construction loan draws and reduced capitalization as development projects are advanced and completed, partially offset by the repayment of certain non-recourse property debt in 2023.

Realized and Unrealized Gains (Losses) on Interest Rate Contracts

We are required to adjust our interest rate contracts to fair value on a quarterly basis. As a result of the mark-to-market adjustments, we recorded unrealized losses of $2.6 million and $4.1 million, respectively, for the three and nine months ended September 30, 2024, compared to unrealized losses of $0.5 million and unrealized gains of $0.1 million, respectively, for the same periods in 2023. In addition, we realized gains of $1.5 million and $5.3 million for the three and nine months ended September 30, 2024, respectively, compared to realized gains of $1.5 million and $3.2 million, respectively, for the same periods in 2023.

Realized and Unrealized Gains (Losses) on Equity Investments

We measure our investments in stock based on its market price at period end and our investments in property technology funds at NAV as a practical expedient. In addition, we measure our investment in IQHQ at cost, less impairment if any needed, with subsequent adjustments for observable price changes of identical or similar investments of the same issuer since it does not have a readily determinable fair value. As a result of changes in the values of these investments, we recorded unrealized losses of $0.6 million and $48.1 million, respectively, for the three and nine months ended September 30, 2024. During the second quarter of 2024, we recognized a $47.0 million non-cash impairment on our investment in IQHQ. For the same periods in 2023, we recorded unrealized losses of $1.1 million and unrealized gains of $0.2 million, respectively.

Other Income (Expense), Net

Other income (expense), net, includes costs associated with our risk management activities, partnership administration expenses, fee income, and certain non-recurring items, as well as activity related to our Mezzanine Investment and Unconsolidated real estate partnerships. For the three months ended September 30, 2024, compared to the same period in 2023, Other income (expense), net changed by $1.9 million, or 95.0%, primarily due to a non-cash other than temporary impairment recognized on our investment in an unconsolidated investment in land held for development in the current period. For the nine months ended September 30, 2024, compared to the same period in 2023, Other income (expense), net changed by $0.1 million, or 0.8%, primarily due to the incremental expense associated with pre-existing long-term incentive partnership units recorded upon the resignation of one of our board members in the prior period, partially offset by a non-cash other than temporary impairment recognized on our investment in an unconsolidated investment in land held for development in the current period.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and income and gains retained by the REIT. For the three and nine months ended September 30, 2024, we had consolidated net losses subject to tax of $9.7 million and $21.6 million, respectively, compared to consolidated net losses subject to tax of $5.0 million and $12.4 million, respectively, for the same periods in 2023.

For the three months ended September 30, 2024, we recognized an income tax benefit of $3.8 million, compared to an income tax benefit of $6.2 million for the same period in 2023. The decrease is due primarily to a change in estimate associated with finalizing the 2022 tax returns in the third quarter of 2023.

For the nine months ended September 30, 2024, we recognized an income tax benefit of $8.7 million, compared to an income tax benefit of $10.8 million for the same period in 2023. The decrease is due primarily to a change in estimate associated with finalizing the 2022 tax returns in third quarter of 2023, partially offset by the tax effect of fewer gains, increased depreciation, and interest expense associated with properties owned by, and activities of, our TRS entities.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. Our critical accounting estimates that involve our more significant judgments and estimates used in the preparation of our consolidated financial statements are detailed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in our critical accounting estimates from those reported in our Form 10-K, other than as noted in our Form 10-Q for the period ended June 30, 2024, and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the financial condition, results of operations, and cash flows for all periods presented.

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
•
the non-cash (income) loss recognized on a passive equity investment.

The reconciliation of net income (loss) to EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2024 and 2023, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(20,065)	$1,674	$(88,364)	$(3,952)
Adjustments:
Interest expense	19,031	8,252	49,221	27,633
Income tax (benefit) expense	(3,814)	(6,210)	(8,731)	(10,823)
Gain on disposition of real estate	—	—	—	(1,878)
Unrealized (gains) losses from investment in unconsolidated partnerships	2,597	—	2,597	—
Depreciation and amortization	23,545	17,804	65,123	51,106
Adjustment related to EBITDAre of unconsolidated partnerships	218	25	650	589
EBITDAre	$21,512	$21,545	$20,496	$62,675
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,659)	(3,610)	(10,817)	(10,460)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	572	(447)	1,399	(1,060)
EBITDAre adjustments attributable to noncontrolling interests	(1,000)	22	(2,505)	10
Mezzanine investment (income) loss, net	628	757	1,884	1,013
Realized and unrealized (gains) losses on interest rate contracts	1,148	(955)	(1,164)	(3,280)
Unrealized (gains) losses on a passive equity investment	—	—	46,972	—
Adjusted EBITDAre	$19,201	$17,312	$56,265	$48,898

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary sources of liquidity are cash flows from operations and borrowing capacity under our loan agreements.

As of September 30, 2024, our available liquidity was $260.4 million, which consisted of:

•
$82.6 million in cash and cash equivalents;
•
$27.8 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance; and
•
$150.0 million of available capacity to borrow under our revolving secured credit facility.

As of September 30, 2024, we had sufficient capacity on our non-recourse construction loans to cover our remaining commitments on development and redevelopment projects of approximately $163.7 million. We also have unfunded commitments in the amount of $1.5 million related to four investments in entities that develop technology related to the real estate industry. Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, and future investments. Additionally, our third-party property managers may enter into commitments on our behalf to purchase goods and services in connection with the operation of our apartment communities and our office building. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to historical levels.

We believe, based on the information available at this time, that we have sufficient cash on hand and access to additional sources of liquidity to meet our operational needs for the next twelve months.

In the event that our cash and cash equivalents, revolving secured credit facility, and cash provided by operating activities are not sufficient to cover our liquidity needs, we have the means to generate additional liquidity, such as from additional property financing activity and proceeds from apartment community sales. We expect to meet our long-term liquidity requirements, including debt maturities, development and redevelopment spending, and future investment activity, primarily through property financing activity, cash generated from operations, and the recycling of our equity. Our revolving secured credit facility matures in December 2024, prior to consideration of its one-year extension option that we intend to exercise.

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

As of September 30, 2024, approximately 90% of our outstanding non-recourse property debt had a fixed interest rate and approximately 10% had a variable interest rate, all of which was hedged. In addition, the weighted-average contractual rate on our non-recourse debt was 4.8% and 4.6% inclusive of interest rate caps, and the average remaining term to maturity was 5.9 years. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates.

While our primary sources of leverage are property-level debt and non-recourse construction loans, we also have a secured $150.0 million credit facility with a syndicate of financial institutions. As of September 30, 2024, we had no outstanding borrowings under our revolving secured credit facility, which requires that we maintain a fixed charge coverage ratio of 1.25X, minimum tangible net worth of $625.0 million, and maximum leverage of 60.0% as defined in the credit agreement. We are currently in compliance and expect to remain in compliance with these covenants during the next twelve months.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows in Item 1 of this report.

Operating Activities

For the nine months ended September 30, 2024, net cash provided by operating activities was $46.2 million. Our operating cash flow is primarily affected by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities and general and administrative costs. Cash provided by operating activities for the nine months ended September 30, 2024, increased by $3.6 million compared to the same period in 2023, due primarily to increased net operating income driven by higher rents and the timing of balance sheet position changes, partially offset by increased interest expense.

Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities of $114.4 million consisted primarily of capital expenditures. Net cash used in investing activities for the nine months ended September 30, 2024, decreased by $149.8 million compared to the same period in 2023, due primarily to decreased capital expenditures and the purchase of a short-term treasury bill in the prior period.

Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities of $39.3 million consisted primarily of proceeds from non-recourse construction loans, offset by common stock repurchases and distributions to redeemable noncontrolling interests. Net cash provided by financing activities for the nine months ended September 30, 2024, decreased by $68.3 million compared to the same period in 2023, due primarily to decreased proceeds from non-recourse construction loans, the sale of a participation in the Mezzanine Investment and the monetization of interest rate options in the prior period, offset by decreased principal repayments on non-recourse property debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our chief market risks are refunding risk, that is the availability of property debt or other cash sources to refund maturing property debt, and repricing risk, that is the possibility of increases in base interest rates and credit risk spreads. We primarily use long-dated, fixed-rate, non-recourse property debt on stabilized properties in order to manage the refunding and repricing risks of short-term borrowings.

We use working capital primarily to fund short-term uses. We use derivative financial instruments as a risk management tool and do not use them for trading or other speculative purposes.

As of September 30, 2024, on a consolidated basis, we had approximately $81.3 million of variable-rate property-level debt outstanding and $365.1 million of variable-rate construction loans. The impact of rising interest rates in recent history has been mitigated by our use of interest rate caps, which as of September 30, 2024, provided protection for our variable interest rate debt. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates. As of September 30, 2024, we estimate an increase or decrease in our variable rate indices of 100 basis points with constant credit risk spreads, would have no material impact on interest expense.

As of September 30, 2024, we held interest rate caps with $799.4 million notional value. These instruments were acquired for $6.3 million and at September 30, 2024, were valued at $1.7 million.

As of September 30, 2024, we had $110.4 million in cash and cash equivalents and restricted cash, a portion of which earns interest at variable rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Aimco Operating Partnership's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, Aimco Operating Partnership's internal control over financial reporting.

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

During the three months ended September 30, 2024, no shares of Common Stock were issued in exchange for OP Units in such transactions. Had any such shares been issued, the issuances would have been effected in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

In addition to any issuances pursuant to transactions of the types discussed above, there were no unregistered sales of equity securities made by Aimco during the three months ended September 30, 2024.

Repurchases of Equity Securities

The following table summarizes Aimco's share repurchases, for the three months ended September 30, 2024, all of which were part of publicly announced programs:

Fiscal Period	Total Number of Shares Repurchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
July 1 - 31, 2024	263,423	$8.33	263,423	16,937,925
August 1 - 31, 2024	100,200	8.69	100,200	16,837,725
September 1 - 30, 2024	9,802	8.74	9,802	16,827,923
Total	373,425	$8.43	373,425

(1) On July 28, 2022, Aimco announced that its Board of Directors (the "Board") authorized Aimco to repurchase up to 15 million shares of its outstanding Common Stock. On November 6, 2023, Aimco announced that the Board authorized Aimco to repurchase up to an additional 15 million shares of its outstanding Common Stock, for a total of 30 million shares. Subject to certain blackout restrictions, these repurchases may be made from time to time in the open market or in privately negotiated transactions. These share repurchase authorizations have no expiration date.

Aimco Operating Partnership

There is no public market for OP Units, and Aimco Operating Partnership has no intention of listing OP Units on any securities exchange. In addition, Aimco Operating Partnership’s Partnership Agreement restricts the transferability of OP Units.

On November 6, 2024, there were 153,125,096 OP Units and equivalents outstanding (of which 141,269,368 were held by Aimco), that were held by 1,917 unitholders of record.

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP Units during the three months ended September 30, 2024.

Repurchases of Equity Securities

Aimco Operating Partnership’s Partnership Agreement generally provides that after holding OP Units for one year, limited partners other than Aimco have the right to redeem their OP Units for cash or, at Aimco's election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended September 30, 2024, no OP Units were redeemed in exchange for shares of Common Stock and 33,496 OP Units were redeemed in exchange for cash at an aggregate weighted average price per unit of $8.50.

The following table summarizes repurchases, or redemptions in exchange for cash, of the Aimco Operating Partnership’s equity securities for the three months ended September 30, 2024:

Fiscal Period	Total Number of Units Repurchased	Weighted Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under Plans or Programs (1)
July 1 - 31, 2024	—	$—	N/A	N/A
August 1 - 31, 2024	—	—	N/A	N/A
September 1 - 30, 2024	33,496	8.50	N/A	N/A
Total	33,496	$8.50

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

101

The following materials from Aimco’s and Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of equity and partners’ capital; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: November 7, 2024