Form 10-K
period 2024-12-31
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2025-02-24
CIK 922864, 1820878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock of Apartment Investment and Management Company held by non-affiliates of Apartment Investment and Management Company was approximately $1.1 billion based upon the closing price of $8.29 on June 30, 2024.

As of February 21, 2025, there were 141,967,654 shares of Class A common stock ("Common Stock") outstanding.

Documents Incorporated by Reference

Portions of Apartment Investment and Management Company's definitive proxy statement to be issued in conjunction with Apartment Investment and Management Company's annual meeting of stockholders to be held June 10, 2025, are incorporated by reference into Part III of this Annual Report.

EXPLANATORY NOTE

Apartment Investment and Management Company ("Aimco" or the "Company"), a Maryland corporation, is a self-administered and self-managed real estate investment trust ("REIT"). On December 15, 2020, Aimco completed the separation of its businesses (the "Separation"), creating two, separate and distinct, publicly traded companies, Aimco and Apartment Income REIT Corp. (“AIR”) (Aimco and AIR together, as they existed prior to the Separation, "Aimco Predecessor"). Events noted in this filing as occurring before December 15, 2020, were those entered into by Aimco Predecessor.

Aimco, through a wholly-owned subsidiary, is the general partner and directly is the special limited partner of Aimco OP L.P. ("Aimco Operating Partnership"). As of December 31, 2024, Aimco owned 92.3% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.8% of the economic interest in Aimco Operating Partnership. The remaining 7.7% legal interest is owned by limited partners. The common partnership units of Aimco Operating Partnership are referred to as "OP Units". As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

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

This filing combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2024, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP, L.P.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2024

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief, or expectations. Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. The forward-looking statements in this Annual Report include, without limitation, statements regarding: our future plans and goals, including the timing and amount of capital expected to be returned to stockholders, our pipeline investments and projects, our plans to eliminate certain near term debt maturities, our estimated value creation and potential, our timing, scheduling and budgeting, projections regarding revenue and expense growth, our plans to form joint ventures, our plans for new acquisitions or dispositions, our strategic partnerships and value added therefrom, the potential for adverse economic and geopolitical conditions, which negatively impact our operations, including on our ability to maintain current or meet projected occupancy, rental rate and property operating results; the effect of acquisitions, dispositions, developments, and redevelopments; our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our development and redevelopment investments; expectations regarding sales of our apartment communities and the use of proceeds thereof; the availability and cost of corporate debt; and our ability to comply with debt covenants, including financial coverage ratios.

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

PART I

ITEM 1. BUSINESS

The Company

Aimco, a Maryland corporation is a self-administered and self-managed REIT. On December 15, 2020, Aimco completed the Separation, creating two separate and distinct, publicly traded companies, Aimco and AIR. Aimco, through a wholly-owned subsidiary, is the general partner and directly is the special limited partner of Aimco Operating Partnership, a Delaware Limited Partnership. Aimco conducts all of its business and owns all of its assets through Aimco Operating Partnership.

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
•
Diversified portfolio, consisting of value-add investments, a pipeline of land for potential future development, a national portfolio of stabilized multifamily real estate and limited indirect and passive investments; and
•
Capital redeployment plan which includes the prudent recycling of capital, reallocating our equity to higher returning investments, and return of capital to stockholders when appropriate.

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

We target a balanced allocation, which includes investments in “Value Add” and “Opportunistic” multifamily real estate, primarily located in Southeast Florida, the Washington, D.C. Metro Area, and Colorado's Front Range, plus investment in a geographically diversified portfolio of “Core” and “Core-Plus” apartment communities.

In addition, we currently hold select alternative assets, consisting primarily of indirect, real estate related debt and equity investments. We have reduced our allocation and have no plans to increase our allocation to these investments.

We have policies in place that support our current strategy, guide our investment allocations, and manage risk, including to hold at all times a sizeable portion of our net equity in stabilized cash-flowing assets and to require cash or committed credit necessary for completion of development and redevelopment projects prior to their commencement.

Given our current strategy, it is expected that at any point in time the value-creation process will be ongoing at numerous of our investments. Over time, we expect our enterprise to produce superior returns on equity on a risk-adjusted basis and it is our plan to do so by:

•
Benefiting from a national platform while leveraging local and regional expertise

We have corporate headquarters in Denver, Colorado and Washington, D.C. Our investment platform is managed by experienced regional professionals with a pipeline supporting new investment activity in Southeast Florida, the Washington, D.C. Metro Area, and Colorado's Front Range. By regionalizing this platform, we are able to leverage the in-depth local market knowledge of each regional leader, creating a comparative advantage when sourcing, evaluating, and executing investment opportunities.

•
Owning a portfolio of stabilized core and core plus real estate

We own a geographically diversified portfolio of 24 apartment communities (20 consolidated properties and four unconsolidated properties) with average rents in line with local market averages (generally defined as B class). We also own an apartment building and its adjacent office building, Yacht Club Apartments and 1001 Brickell Bay Drive (together referred to as the "Brickell Assemblage"), in a land assemblage that is under contract to be sold. The target composition of our stabilized portfolio will continue to include primarily B multifamily assets, spread across geographically diversified markets, with a bias toward long established residential neighborhoods that rank highly in regard to schools, employment fundamentals and state and regional governance. Core-Plus opportunities offer the opportunity for incremental capital investment while maintaining stabilized cashflow to accelerate income growth and improve asset values.

•
Managing and investing in value-add and opportunistic real estate

Our dedicated team will source and execute development and redevelopment projects, and various other direct investment strategies. Our development and redevelopment portfolio currently includes projects in construction and lease-up. In addition, our team has secured significant, high-quality, future development opportunities, including total potential of more than 7.7 million gross square feet, located in high-growth markets. Generally, we seek direct investment opportunities in locations where barriers to entry are high, target customers can be clearly defined and where we have a comparative advantage over others in the market. From time to time, we may choose to monetize certain pipeline assets prior to vertical construction in an effort to maximize value and risk adjusted returns. In any time period, the amount of our capital that is allocated to development activities may vary based on market conditions and other factors.

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

We publish a Corporate Responsibility Report reflecting our corporate responsibility priorities and performance on an annual basis.

We remain committed to providing best-in-class living environments that mitigate risk while reducing environmental impacts and creating value for all new construction, existing assets, and corporate operations.

Human Capital and Culture

We believe our most valuable asset is our human capital. Our success is reliant on the collective sum of individual talents. We seek to hire and retain a highly qualified workforce in compliance with applicable federal and other laws and regulations. We hire and promote employees based upon their unique experiences, abilities, talents, and drive.

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

We evaluate team engagement and retention and include those in our goals on which all teammates are compensated. Every teammate is surveyed annually via a third-party confidential survey. The teammate engagement score consists of the average of the responses to the questions that comprise the engagement index, on a scale of 1 to 5, for all teammates who complete the survey during the year. Our overall team engagement score for the 2024 annual engagement survey was 4.69, with a 100% overall response rate, compared to the target score of 4.50.

As of December 31, 2024, we had 58 full-time teammates performing asset management, development or transactional services and managing corporate and area functions. None of our employees are represented by labor unions.

In 2024, we were recognized with Healthiest Employers Awards in South Florida, Washington, D.C., and Denver, ranking #2 in our category for South Florida and Colorado and #3 in our category for Washington, D.C. The Healthiest Employers Awards honor companies with policies and initiatives promoting the health and well-being of their employees. Healthiest Employers takes a holistic view of worksite health, evaluating the extent of leadership team buy-in, including how well they understand the needs of the employee population and how they proactively support well-being.

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

SUMMARY RISK FACTORS

•
Adverse economic and geopolitical conditions, health crises and dislocations in the financial and credit markets could adversely affect our financial condition and results of operations.
•
Development, redevelopment, and construction risks could affect our profitability.
•
Failure to generate sufficient net operating income may adversely affect our liquidity, limit our ability to fund necessary capital expenditures, or adversely affect our ability to pay dividends or distributions.
•
Failure to generate sufficient net operating income may adversely affect our liquidity, limit our ability to fund necessary capital expenditures, or adversely affect our ability to pay dividends or distributions.
•
Our business and financial results could be adversely affected by significant inflation, higher interest rates or deflation.
•
Our ability to continue to grow or maintain our pipeline of development and redevelopment opportunities may be constrained.
•
Our properties are geographically concentrated.
•
Our development projects may subject us to certain liabilities, and we are subject to risks associated with developing properties in partnership with others.
•
Development of properties may entail a lengthy, uncertain, and costly entitlement process.
•
Government regulations and legal challenges may delay the start or completion of the development of our communities, increase our expenses or limit our building of apartments or other activities.
•
Competition could limit our ability to lease apartment homes, increase or maintain rents or execute our development strategy.
•
Because real estate investments are relatively illiquid, we may not be able to sell apartment communities or other assets when appropriate.
•
Climate change may adversely affect our business.
•
Potential liability or other expenditures associated with potential environmental contamination may be costly.
•
Rent control laws and other regulations that limit our ability to increase rental rates may negatively impact our rental income and profitability.
•
Laws benefiting disabled persons may result in our incurrence of unanticipated expenses.
•
Moisture infiltration and resulting mold remediation may be costly.
•
Although we are insured for certain risks, the cost of insurance, increased claims activity, or losses resulting from casualty events may affect our financial condition and results of operations.
•
Natural disasters and severe weather may affect our financial condition and results of operations.
•
We depend on our senior management.
•
We rely on our property managers to manage our properties.
•
Our business and operations would suffer in the event of significant disruptions or cyberattacks of our information technology systems or our failure to comply with laws, rules and regulations related to privacy and data protection.

•
Compliance with ever evolving federal and state laws relating to the handling of information about individuals involves significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.
•
We do not have control over the operations of our alternative investments, which could adversely affect our financial condition and results of operations.
•
There may be, or there may be the appearance of, conflicts of interest in our relationship with AIR.
•
Our business could be negatively affected as a result of the actions of activist stockholders.
•
We are seeking to maximize shareholder value by exploring strategic alternatives. There can be no assurance that we will be successful in executing a strategic transaction.
•
We are subject to risks associated with our debt financing.
•
Disruptions in the financial markets could affect our ability to obtain financing and the cost of available financing and could adversely affect our liquidity.
•
Increases in interest rates would increase our interest expense and reduce our profitability and could adversely affect our business, operating results, and financial condition.
•
Covenant restrictions may limit our operations and impact our ability to make payments to our investors.
•
We may increase leverage in executing our development plan.
•
Aimco may fail to qualify as a REIT.
•
REIT distribution requirements limit our available cash.
•
Aimco may be subject to federal, state, and local income taxes in certain circumstances.
•
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
•
Complying with the REIT requirements may cause Aimco to forgo otherwise attractive business opportunities.
•
Changes to United States federal income tax laws could materially and adversely affect Aimco and Aimco’s stockholders.
•
If the Aimco Operating Partnership were to fail to qualify as a partnership for federal income tax purposes, Aimco would fail to qualify as a REIT and suffer other adverse consequences.
•
There are restrictions on the ability to transfer and redeem Aimco Operating Partnership Units, there is no public market for Aimco Operating Partnership Units and holders of Aimco Operating Partnership Units are subject to dilution.
•
Cash distributions by Aimco Operating Partnership are not guaranteed and may fluctuate with partnership performance.
•
Holders of OP Units have limited voting rights and are limited in their ability to effect a change of control.
•
Holders of OP Units may not have limited liability in specific circumstances.
•
Aimco may have conflicts of interest with holders of OP Units.
•
Provisions in the Aimco Operating Partnership agreement may limit the ability of a holder of OP Units to challenge actions taken by the general partner.
•
Aimco Operating Partnership and its subsidiaries may be prohibited from making distributions and other payments.
•
Aimco’s charter includes limits on ownership of Aimco shares.
•
Aimco’s charter and the Maryland General Corporations Law may limit the ability of a third-party to acquire control of Aimco.

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

Given the nature of the effects of a potential epidemic, pandemic, or other health crisis, it remains challenging to predict the ultimate impact of such events on the global economy, our residents and commercial tenants, our communities, and the operations of entities in which we hold an interest. Such events, depending on their nature, duration, and intensity, could have a material adverse effect on our operating results and financial condition. An epidemic, pandemic, or other health crisis also may have the effect of heightening many of the other risks described below.

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
•
we may incur costs that exceed our original estimates due to increased material, labor, or other factors and costs, such as those resulting from litigation, program changes, inflation, interest rate increases, the implementation of tariffs, or supply chain disruptions;
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
•
loss of a key member of a development team could adversely affect our ability to deliver developments and redevelopments on time and within our budget;
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

Our properties are geographically concentrated in Florida, Chicago, the Washington, D.C. Metro Area, and in the Northeast region of the United States, which makes us more susceptible to regional and local adverse economic and other conditions than if we owned a more geographically diversified portfolio.

The majority of our properties are located in Florida, Chicago, the Washington, D.C. Metro Area, and in the Northeast region of the United States. As a result, we are particularly susceptible to adverse economic or other conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters (including earthquakes, storms, and hurricanes), potentially adverse effects of “global warming,” and other disruptions that occur in these markets (such as terrorist activity or threats of terrorist activity and other events), any of which may have a greater impact on the value of our assets or on our operating results than if we owned a more geographically diversified portfolio.

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

Energy-related initiatives affect a wide variety of companies throughout the United States and the world and, because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy-related taxes and regulations. Our noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocations, other sanctions and reputational harm. In addition, regulations and other expectations related to environmental matters and climate change are not uniform, and may be inconsistently interpreted or applied, which can increase the complexity and costs of compliance as well as any associated litigation or enforcement risks.

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

We do not have control over the operations of our alternative and equity method investments, which could adversely affect our financial condition and results of operations.

Our interests in alternative investments consist of the mezzanine loan to the partnership owning the Parkmerced Apartments (the “Mezzanine Investment”), as well as our investments in IQHQ and real estate technology funds. Our equity method investments include ownership interests in unconsolidated real estate partnerships that own four operating properties and one land parcel held for development. These investments are subject to certain risks, including, but not limited to, exposure to the skill and capital of the controlling party, local market conditions, increases in construction financing costs (when applicable), and occupancy rates.

In 2023 and 2022, we recognized non-cash impairment charges on our Mezzanine Investment of $158.0 million and $212.6 million, respectively. The carrying value of the Mezzanine Investment was zero as of December 31, 2024 and 2023. While we have impaired and written down the carrying value of the Mezzanine Investment to zero and the mezzanine loan is in maturity default, the risk remains that all or a portion of the loan will not be repaid.

In 2024, we recognized a non-cash impairment of $48.6 million on our passive equity investment in IQHQ reducing the carrying value to $11.1 million.

There can be no assurances that we will not take additional charges in the future related to the impairment of our alternative and equity method investments. Any future impairment could have a material adverse effect on our financial condition and results of operations.

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

Publicly traded companies have increasingly become subject to campaigns by investors advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases, or sales of assets or the entire company. We have been subject to stockholder activism in the past and given our stockholder composition and other factors, it is possible our stockholders or future activist stockholders may attempt to effect such changes in the future. Responding to proxy contests and other actions by such activist stockholders or others would be costly and time-consuming, disrupt our operations and divert the attention of our board of directors (the "Board") and senior management team from the pursuit of business strategies, which could adversely affect our results of operations and financial condition. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of our Board may lead to the perception of a change in the direction of the business, instability, or lack of continuity, which may be exploited by our competitors, cause concern to our current or potential lenders, partners, or others with whom we do business, and make it more difficult to attract and retain qualified personnel.

We are seeking to maximize shareholder value by exploring strategic alternatives. There can be no assurance that we will be successful in executing a strategic transaction.

We are actively considering strategic alternatives in an effort to unlock and maximize stockholder value. These strategic alternatives may include, but not be limited to, exploration of potential sales of the major components of the business (in one or a series of transactions), an acceleration of individual asset sales, or a sale or merger of the Company as a whole. We may not be able to identify or consummate a suitable transaction and do not currently have any commitments relating to any transactions. We may not be able to successfully implement a strategic transaction we pursue, and even if we determine to pursue one or more strategic transactions, we may be unable to do so on acceptable financial terms and any such transaction may not improve the market price of our common stock. Pursuing a strategic opportunity is subject to risks, including those outlined herein, and if we are unsuccessful in consummating a strategic transaction, our business could be materially adversely affected.

RISKS RELATED TO OUR INDEBTEDNESS AND FINANCING

Our debt financing could result in foreclosure of our apartment communities, prevent us from making distributions on our equity, or otherwise adversely affect our liquidity.

A significant number of our assets, including apartment communities, land, and construction projects serve as collateral for our credit facility, property debt and construction loans. Our secured credit facility matures in December 2025. Certain of our subsidiaries have existing secured property-level debt equal to approximately $689.9 million and construction loans of approximately $393.8 million as of December 31, 2024. Over time, we are likely to become party to additional financing arrangements, which may include credit facilities or other bank debt, bonds, and mortgage financing. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our communities or pay distributions required to maintain our qualification as a REIT.

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

Aimco Operating Partnership does not intend to make regular distributions to holders of OP Units (other than what is required for Aimco to maintain its REIT status or return capital to stockholders). There can be no assurance regarding the amounts of available cash that Aimco Operating Partnership will generate or the portion that its general partner will choose to distribute. The actual amounts of available cash will depend upon numerous factors, including profitability of operations, required principal and interest payments on its debt, the cost of acquisitions (including related debt service payments), its issuance of debt and equity securities, fluctuations in working capital, capital expenditures, adjustments in reserves, prevailing economic conditions, and financial, business, and other factors, some of which may be beyond Aimco Operating Partnership’s control. Cash distributions depend primarily on cash flow, including from reserves, and not on profitability, which is affected by non-cash items. Therefore, cash distributions may be made during periods when our operating partnership records losses and may not be made during periods when it records profits. The Aimco Operating Partnership agreement gives the general partner discretion in establishing reserves for the proper conduct of the partnership’s business that will affect the amount of available cash. Aimco Operating Partnership may be required to make reserves for the future payment of principal and interest under its credit facilities and other indebtedness. In addition, Aimco Operating Partnership’s credit facilities may limit its ability to distribute cash to holders of OP Units. As a result of these and other factors, there can be no assurance regarding actual levels of cash distributions on OP Units, and Aimco Operating Partnership’s ability to distribute cash may be limited during the existence of any events of default under any of its debt instruments.

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

The 8.7% and other ownership limits discussed above may have the effect of delaying or precluding acquisition by a third-party of control of Aimco without the consent of Aimco's Board. Aimco's charter authorizes its Board to issue up to 510,587,500 shares of capital stock, which consists entirely of Common Stock as of December 31, 2024. Under Aimco's charter, Aimco's Board has the authority to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, conversion or other rights, voting power restrictions, limitations as to dividends, qualifications, or terms or conditions of redemptions as the Board may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of Aimco, where there is a difference of opinion between Aimco's Board and others as to what is in Aimco's stockholders’ best interests.

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

Our Chief Information Officer (CIO) reports to the Chief Administrative Officer & General Counsel and leads the Company’s overall cybersecurity function. The Audit Committee receives regular reports from our CIO on our cybersecurity risks, including briefings on our cyber risk management program and cybersecurity incidents. Audit Committee members also receive periodic presentations on cybersecurity topics from our CIO, supported by our internal security staff, or external experts as part of the Board’s continuing education on topics that impact public companies.

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

Our CIO is responsible for assessing and managing our material risks from cybersecurity threats. Our CIO has primary responsibility for leading our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our external cybersecurity service providers. Our CIO has been publicly recognized as a cybersecurity thought leader by leading industry analysts. Our CIO has over 25 years of technical leadership and industry experience, which is inclusive of global experience in managing and leading IT and cybersecurity teams. Our cybersecurity team holds industry standard certifications and participates in routine training.

ITEM 2. PROPERTIES

We own a geographically diversified portfolio of operating properties that produce stable cash flow and serves to balance the risk and highly variable cash flows associated with our portfolio of development and redevelopments and value-add investments. Our entire portfolio of operating properties includes 24 apartment communities (20 consolidated properties and four unconsolidated properties) located in eight major U.S. markets and with average rents in line with local market averages (generally defined as B class). We also own an apartment building and its adjacent office building, Yacht Club Apartments and 1001 Brickell Bay Drive (together referred to as the "Brickell Assemblage"), in a land assemblage that is under contract to be sold. Our current development and redevelopment portfolio consists of 9 properties, including developable land, located primarily in Southeast Florida, the Washington, D.C. Metro Area and Colorado's Front Range.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Aimco

Aimco's Common Stock is listed and traded on the NYSE under the symbol “AIV”.

On February 21, 2025, there were 141,967,654 shares of Common Stock outstanding, held by 898 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency but does include each such broker or clearing agency as one record holder.

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

During the year ended December 31, 2024, no shares of Common Stock were issued in exchange for OP Units in such transactions. Had any such shares been issued, the issuances would have been effected in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Repurchases of Equity Securities

The following table summarizes Aimco's share repurchases, all of which were part of publicly announced programs:

Fiscal Period	Total Number of Shares Repurchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
October 1 - 31, 2024	185,305	$8.61	185,305	16,642,618
November 1 - 30, 2024	154,516	8.55	154,516	16,488,102
December 1 - 31, 2024	222,600	8.40	222,600	16,265,502
Total	562,421	$8.51	562,421

(1) On July 28, 2022, Aimco announced that the Board authorized Aimco to repurchase up to 15 million shares of its outstanding Common Stock. On November 6, 2023, Aimco announced that the Board authorized Aimco to repurchase up to an additional 15 million shares of its outstanding Common Stock, for a total of 30 million shares. Subject to certain blackout restrictions, these repurchases may be made from time to time in the open market or in privately negotiated transactions. These share repurchase authorizations have no expiration date.

Aimco Operating Partnership

There is no public market for OP Units, and Aimco Operating Partnership has no intention of listing OP Units on any securities exchange. In addition, Aimco Operating Partnership’s Partnership agreement restricts the transferability of OP Units.

On February 21, 2025, there were 153,654,197 OP Units and equivalents outstanding (of which 141,967,654 were held by Aimco), that were held by 1,894 unitholders of record.

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP Units during the twelve months ended December 31, 2024.

Repurchases of Equity Securities

Aimco Operating Partnership’s Partnership agreement generally provides that after holding OP Units for one-year, limited partners other than Aimco have the right to redeem their OP Units for cash or, at its election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended December 31, 2024, no OP Units were redeemed in exchange for shares of Common Stock and 34,001 OP Units were redeemed in exchange for cash at an aggregate weighted average price per unit of $8.75.

The following table summarizes repurchases, or redemptions in exchange for cash, of the Aimco Operating Partnership's equity securities for the three months ended December 31, 2024.

Fiscal Period	Total Number of Units Repurchased	Weighted Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under Plans or Programs (1)
October 1 - 31, 2024	—	$—	N/A	N/A
November 1 - 30, 2024	—	—	N/A	N/A
December 1 - 31, 2024	34,001	8.75	N/A	N/A
Total	34,001	$8.75

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

The Board of Aimco Operating Partnership’s general partner determines and declares distributions on OP Units. Aimco, through a wholly-owned subsidiary, is the sole general partner of Aimco Operating Partnership. As of December 31, 2024, Aimco owned 92.3% of the legal interest in the OP Units of Aimco Operating Partnership and 94.8% of the economic interest of Aimco Operating Partnership. Aimco Operating Partnership holds all of our assets and manages the daily operations of our business. The distributions paid by Aimco Operating Partnership to Aimco are used to fund the dividends paid to Aimco's stockholders. Accordingly, the per share dividends Aimco pays to its stockholders generally equal the per unit distributions paid by Aimco Operating Partnership to holders of its OP Units.

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

The indices are weighted for all companies that fit the definitional criteria of the particular index and are calculated to exclude companies as they are acquired and to add companies to the index calculation as they become publicly traded companies. All companies that fit the definitional criteria and existed at the point in time presented are included in the index calculations. The graph assumes the investment of $100 in Aimco Common Stock and in each index on December 31, 2019, and that all dividends paid have been reinvested. The historical information set forth on the following page is not necessarily indicative of future performance.

	For the years ended December 31,
Index	2019	2020	2021	2022	2023	2024
Apartment Investment and Management Company	100.00	87.92	128.55	118.81	130.64	151.65
FTSE Nareit Equity Apartment Index	100.00	84.66	138.51	94.25	99.78	120.22
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93

Source: Zacks Investment Research, Inc.

The Performance Graph will not be deemed to be incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate the same by reference.

Issuances Under Equity Compensation Plans

Our equity compensation plan information required by this item is incorporated by reference to the 2025 Proxy Statement to be filed within 120 days after the end of the year ended December 31, 2024.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations for the year ended December 31, 2024, compared to 2023, should be read in conjunction with the accompanying consolidated financial statements in Part II, Item 8. For discussion of the year ended December 31, 2023, compared to 2022, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.

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

Results for the Twelve Months Ended December 31, 2024

The results from the execution of our business plan during the twelve months ended December 31, 2024, are described below.

Financial Results and 2024 Highlights

•
For the year ended December 31, 2024, net loss attributable to common stockholders per share, on a fully dilutive basis, was a net loss per share of $0.75.
•
For the year ended December 31, 2024, NOI from our Operating segment was $99.0 million, up 4.5% year-over-year, with average monthly revenue per apartment home increase by 3.8% to $2,290.
•
For the year ended December 31, 2024, we substantially completed construction at Upton Place in Washington, D.C., Strathmore Square in Bethesda, Maryland, and Oak Shore in Corte Madera, California and advanced the lease-up of our recently completed developments.
•
During the fourth quarter, we increased our ownership in Upton Place as our development partner exercised the option to sell their 10% interest in the asset. Also, Aimco secured a bridge loan to replace the higher cost construction loan, and partially paydown a project-level preferred equity investor.
•
During the third quarter, we began construction on an ultra-luxury residential tower located at 640 NE 34th Street ("34th Street") in the Edgewater neighborhood of Miami, Florida. Total direct project costs for the 34th Street development are expected to be $240.0 million with initial occupancy scheduled in mid-2027.
•
During the fourth quarter, we sold, for a total price at Aimco's share of $203.8 million, our interests in two investments in Miami, Florida: The Hamilton, a recently completed redevelopment of a 276-unit apartment building, and a 2.8-acre development site at 3333 Biscayne Boulevard. On December 19, 2024, Aimco's Board of Directors declared a $0.60 per share special cash dividend to distribute the net proceeds from these transactions to stockholders of record on January 14, 2025.
•
During the fourth quarter, we reached an agreement to sell, in 2025, the Brickell Assemblage for $520.0 million, and the buyer's deposit of $38.0 million is non-refundable.

Operating Property Results

We own a diversified portfolio of stabilized apartment communities located in eight major U.S. markets with average rents in line with local market averages (generally defined as B class).

Highlights for the year ended December 31, 2024 include:

•
Revenue for our Operating segment was $140.1 million, up 4.5% year over year, resulting from an $85 increase in average monthly revenue per apartment home to $2,290 and an increase in Average Daily Occupancy of 60-basis points to 97.2%.
•
Expenses for our Operating segment were $41.1 million, up 4.4% year over year, due primarily to higher real estate taxes and insurance costs.
•
Net operating income for our Operating segment was $99.0 million, up 4.5% year over year.

Value Add and Opportunistic Investments

Development and Redevelopment

We generally seek development and redevelopment opportunities where barriers to entry are high, target customers can be clearly defined, and where we have a comparative advantage over others in the market. Our Value Add and Opportunistic investments may also target portfolio acquisitions, operational turnarounds, and re-entitlements.

As of December 31, 2024, we had one multifamily development project under construction and three multifamily communities that have been substantially completed and are now in lease-up. In addition to Aimco's core multifamily developments, The Benson Hotel was completed in 2023 and remains in the stabilization process.

We have a pipeline of future value-add opportunities totaling approximately 7.7 million gross square feet of development in our target markets of Southeast Florida, the Washington, D.C. Metro Area, and Colorado's Front Range. During the year ended December 31, 2024, we invested $126.1 million in development and redevelopment activities compared to $274.9 million in the year ended December 31, 2023.

Highlights for the year ended December 31, 2024, include:

•
In Upper Northwest Washington, D.C., construction at Upton Place is substantially complete with all 689 apartment homes delivered. As of December 31, 2024, 314 homes were leased or pre-leased at rental rates greater than underwriting and 90% of the project's 105,000 square feet of retail space has been leased.
•
In Bethesda, Maryland, all 220 of the highly tailored apartment homes at the first phase of Strathmore Square have been delivered. As of December 31, 2024, 84 homes were leased or preleased with rents in line with our initial projections, and 75 homes were occupied.
•
In Corte Madera, CA, construction at Oak Shore is substantially complete with all 16 ultra-luxury single family rental homes and eight accessory dwelling units delivered. As of December 31, 2024, 16 homes were leased or pre-leased at rental rates greater than underwriting.
•
During the third quarter, construction began in Miami's Edgewater neighborhood on 34th Street, an ultra-luxury waterfront residential tower that will include 7,000 square feet of retail and rental homes averaging more than 2,500 square feet, with oversized private terraces, top-of-the-line finishes, and unobstructed views of Biscayne Bay. We expect to welcome the first residents at this $240.0 million project in 3Q 2027 and stabilize occupancy in 4Q 2028.
•
We invested $3.9 million into programming, design, documentation, and entitlement efforts primarily at our 901 North project in Fort Lauderdale, Florida. Consistent with our capital allocation strategy, we may choose to monetize certain pipeline assets prior to vertical construction in an effort to maximize value add and risk-adjusted returns.

Investment and Disposition Activity

We are focused on prudently allocating capital and delivering strong investment returns. Consistent with our capital allocation philosophy, we monetize the value within our assets when accretive uses of the proceeds are identified and invest when the risk-adjusted returns are superior to other uses of capital.

Highlights for the year ended December 31, 2024 include:

•
In the fourth quarter, Aimco increased its ownership interest in its Upton Place property by $19.1 million, as its development partner exercised the option to sell the entirety of their 10% interest in the asset.
•
In the fourth quarter, we sold, for $203.8 million, our interests in two real estate investments in the Edgewater neighborhood of Miami, Florida, retired $110.1 million of associated liabilities, and, in December, declared a divided to return approximately $90.0 million of capital to stockholders in January 2025.
o
The Hamilton, our recently completed major redevelopment was sold for $190.0 million.
o
Our interest in 3333 Biscayne Boulevard, a 2.8-acre development site, was purchased by our joint venture partner at a gross valuation of $66.5 million or $13.8 million at our share of the venture.
•
In the fourth quarter, we entered into an agreement to sell the Brickell Assemblage for a gross price of $520.0 million.
o
The buyer’s initial deposit of $38.0 million is now non-refundable, and due diligence has been completed.
o
The buyer can exercise an option to finance up to $115.0 million of the purchase price with a transferable seller financing note from Aimco for a period of 18 months at a rate of 12%. If exercised, the purchase price increases by $20.0 million, to $540.0 million.
o
The sale, which is subject to certain closing conditions and extension options, is scheduled to occur as early as March 2025 but may be extended at the buyer’s option to the fourth quarter of 2025, with such extensions requiring the buyer to increase its non-refundable deposit.

o
Net proceeds from the transaction, accounting for the associated property-level debt and deferred tax liability, are estimated to range from $300.0 to $320.0 million depending on the buyer’s election regarding seller financing. We intend to return the majority of the net proceeds from the transaction upon receipt to stockholders.

Balance Sheet and Financing Activities

We are highly focused on maintaining a strong balance sheet, including ample liquidity. As of December 31, 2024, we had access to $321.0 million in liquidity, including $141.1 million of cash on hand, $31.4 million of restricted cash, and the capacity to borrow up to $148.5 million on our revolving credit facility.

In the fourth quarter, we refinanced our Upton Place asset with a $215.0 million bridge loan. The three year loan, which has a fixed interest rate of 6.39% and is prepayable at par after 18 months, replaced the construction loan and funded the partial paydown of a project-level preferred equity investor, which together had a weighted average interest rate of 9.22% at the time of payoff.

Refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

Financial Results of Operations

We have three segments: (i) Development and Redevelopment; (ii) Operating; and (iii) Other.

Our Development and Redevelopment segment includes properties that are under construction or have not achieved and maintained stabilization throughout the current year and comparable period, as well as land assemblages that are being held for future development. Our Operating segment includes 20 residential apartment communities that have achieved stabilized levels of operations as of January 1, 2023, and maintained it throughout the current year and comparable period. Our Other segment consists of properties that are not included in our Development and Redevelopment or Operating segments.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying consolidated financial statements in Item 8.

Results of Operations for the Year Ended December 31, 2024, Compared to the same period in 2023

Net income attributable to Aimco common stockholders increased by $63.7 million for the year ended December 31, 2024 compared to the same period in 2023, as described more fully below.

Property Results

As of December 31, 2024, our Development and Redevelopment segment included 9 rental communities, including one under construction and three substantially completed and in lease-up. Our Operating segment included 20 communities with 5,243 apartment homes, and our Other segment includes The Benson Hotel, our only hotel.

During the first quarter of 2024, we revised the information regularly reviewed by our President and Chief Executive Officer, the chief operating decision maker ("CODM"), to assess our operating performance. As a result, we reclassified The Benson Hotel from the Development and Redevelopment segment to the Other segment. In addition, during the year ended December 31, 2024, we disposed of a majority of our partnership interest in St. George Villas, which was previously reported within the Other segment, and The Hamilton, which was previously reported within the Development and Redevelopment segment. We also reclassified as held for sale 1001 Brickell Bay Drive, which was previously reported within the Other segment, and Yacht Club Apartments, which was previously reported in our Operating segment. Prior period segment information has been recast based upon our current segment population, and is consistent with how our CODM evaluates the business.

We use property net operating income ("PNOI") to assess the operating performance of our segments. PNOI is defined as rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, including utility reimbursements, for the consolidated communities; but excluding

•
the results of four apartment communities with an aggregate 142 apartment homes that we neither manage nor consolidate, our investment in IQHQ, the Mezzanine Investment, and investments in real estate technology funds; and
•
property management costs and casualty gains or losses, reported in consolidated amounts, in our assessment of segment performance.

Please refer to Note 14 to the consolidated financial statements in Item 8 for further discussion regarding our segments, including a reconciliation of these amounts to consolidated rental and other property revenues and property operating expenses.

Property Net Operating Income

The results of our segments for the years ended December 31, 2024 and 2023, as presented below, are based on segment classifications as of December 31, 2024.

	Year Ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$9,852	$109	$9,743	nm
Operating	140,099	134,078	6,021	4.5%
Other	6,690	2,691	3,999	100.0%
Total	156,641	136,878	19,763	14.4%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	9,468	927	8,541	nm
Operating	41,089	39,356	1,733	4.4%
Other	7,712	4,710	3,002	63.7%
Total	58,269	44,993	13,276	29.5%
Property net operating income:
Development and Redevelopment	384	(818)	1,202	nm
Operating	99,010	94,722	4,288	4.5%
Other	(1,022)	(2,019)	997	49.4%
Total	$98,372	$91,885	$6,487	7.1%

For the year ended December 31, 2024, compared to the same period in 2023:

•
Development and Redevelopment property net operating income increased by $1.2 million primarily due to the lease up of apartment homes at Upton Place and Strathmore Square.
•
Operating property net operating income increased by $4.3 million, or 4.5%. The increase was attributable primarily to a $6.0 million, or 4.5% increase in rental and other property revenues due to higher average revenues of $85 per apartment home and 60-basis points increase in occupancy.
•
Other property net operating income increased by $1.0 million, or 49.4%, primarily due to a full year of The Benson Hotel operations in 2024 whereas operations commenced in the second quarter of 2023.

The results of our segments for the years ended December 31, 2023 and 2022, as presented below, are based on segment classifications as of December 31, 2024.

	Year Ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$109	$24	$85	nm
Operating	134,078	124,443	9,635	7.7%
Other	2,691	—	2,691	nm
Total	136,878	124,467	12,411	10.0%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	927	191	736	nm
Operating	39,356	37,803	1,553	4.1%
Other	4,710	457	4,253	nm
Total	44,993	38,451	6,542	17%
Property net operating income:
Development and Redevelopment	(818)	(167)	(651)	nm
Operating	94,722	86,640	8,082	9.3%
Other	(2,019)	(457)	(1,562)	nm
Total	$91,885	$86,016	$5,869	6.8%

For the year ended December 31, 2023, compared to the same period in 2022:

•
Development and redevelopment property net operating income decreased by $0.7 million due to increases in property operating expenses due to the completion of Upton Place in the fourth quarter of 2023.
•
Operating property net operating income increased by $8.1 million, or 9.3% for the year ended December 31, 2023, compared to 2022. The increase was attributable to a $9.6 million, or 7.7% increase in rental and other property revenues, offset partially by a $1.6 million, or 4.1% increase in property operating expenses due primarily to higher real estate taxes and insurance.
•
Other property net operating income decreased by $1.6 million for the year ended December 31, 2023, compared to 2022, due primarily to the commencement of The Benson Hotel operations in the second quarter of 2023.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include property management costs, casualty losses, and, if applicable, the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance.

Depreciation and Amortization

For the year ended December 31, 2024, compared to the same period in 2023, Depreciation and amortization expense increased by $17.5 million, or 25.5%, due primarily to the substantial completion of Upton Place, Strathmore Square, and Oak Shore in 2024.

General and Administrative Expenses

For the year ended December 31, 2024, compared to the same period in 2023, General and administrative expenses were relatively flat.

Interest Income

For the year ended December 31, 2024, compared to the same period in 2023, Interest income decreased by $0.1 million, or 1%. The decrease is due primarily to higher rates of interest earned on excess cash invested in treasury bill investments and money market funds in 2023, partially offset by interest earned on seller financing provided in connection with the sale of a land parcel in December 2023.

Interest Expense

For the year ended December 31, 2024, compared to the same period in 2023, Interest expense increased by $32.3 million, or 85.7% due primarily to increased non-recourse construction loan draws and reduced capitalization as development projects are advanced and completed, partially offset by the repayment of certain nonrecourse property debt in 2023.

Mezzanine Investment Income (Loss), Net

For the years ended December 31, 2024, compared to the same period in 2023, Mezzanine Investment Income (Loss), Net decreased $153.4 million due primarily to a non-cash impairment charge of $158.0 million in the year ended December 31, 2023, partially offset by the recognition in income of the $4.0 million non-refundable option payment upon expiration of the option to acquire the remaining 80% in the Mezzanine Investment.

Realized and Unrealized Gains (Losses) on Interest Rate Contracts

We are required to adjust our interest rate contracts to fair value on a quarterly basis. As a result of the mark-to-market adjustments, we recorded unrealized losses of $4.2 million and $3.8 million during the years ended December 31, 2024, and 2023, respectively. In addition, we realized gains of $6.0 million and $4.9 million during the years ended December 31, 2024, and 2023, respectively.

Realized and Unrealized Gains (Losses) on Equity Investments

We measure our investments in stock based on its market price at period end and our investments in property technology funds at NAV as a practical expedient. In addition, we measure our investment in IQHQ using the measurement alternative. Under the measurement alternative, the investment is measured at cost less impairment if any needed, with subsequent adjustments for observable price changes of identical or similar investments of the same issuer since it does not have a readily determinable fair value. As a result of changes in the values of these investments, we recorded unrealized losses of $49.5 million during the year ended December 31, 2024, compared to unrealized gains of $0.7 million for the same period in 2023, due primarily to a $48.6 million non-cash impairment recognized on our investment in IQHQ. There were no impairments or observable price changes in 2023.

Gain on Dispositions of Real Estate

During the year ended December 31, 2024, we recognized gains on the disposition of real estate of $10.6 million due primarily due to the sale of The Hamilton compared to gains of $8.0 million recognized for the same period in 2023 that resulted from the sale of one land parcel and the contribution of real estate to an unconsolidated joint venture.

Other Income (Expense), Net

Other income (expense), net, includes costs associated with our risk management activities, partnership administration expenses, fee income, certain non-recurring items, and activity related to our unconsolidated real estate partnerships. For the year ended December 31, 2024, compared to the same period in 2023, Other income (expense), net decreased by $2.1 million, or 27.1%, due primarily to the incremental expense associated with pre-existing long-term incentive partnership units recorded upon the resignation of one of our board members in the prior period.

Income Tax Benefit (Expense)

Certain aspects of our operations, including our development and redevelopment activities, are conducted through taxable REIT subsidiaries, or TRS entities. Additionally, our TRS entities hold our investment in 1001 Brickell Bay Drive.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and income and gains retained by the REIT. For the year ended December 31, 2024, we had consolidated net losses subject to tax of $28.2 million, compared to consolidated net losses subject to tax of $15.2 million for the same period in 2023.

For the year ended December 31, 2024, we recognized income tax benefit of $11.1 million, compared to income tax benefit of $12.8 million for the same period in 2023. The year-over-year decrease is due primarily to changes in 2023 to the effective tax rate expected to apply to the reversal of our existing deferred items, partially offset by increased tax benefit from higher losses in 2024 at our TRS entities.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary sources of liquidity are cash flows from operations and borrowing capacity under our loan agreements.

As of December 31, 2024, our available liquidity was $321.0 million, which consisted of:

•
$141.1 million in cash and cash equivalents;
•
$31.4 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance; and
•
$148.5 million of available capacity to borrow under our revolving secured credit facility.

As of December 31, 2024, we had sufficient capacity on our construction loans to cover our remaining commitments on development and redevelopment projects of approximately $146.9 million. We also have unfunded commitments in the amount of $1.4 million related to our investments in entities that develop technology related to the real estate industry. Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, and future investments. Additionally, our third-party property managers may enter into commitments on our behalf to purchase goods and services in connection with the operation of our apartment communities and our office building. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to historical levels.

We believe, based on the information available at this time, that we have sufficient cash on hand and access to additional sources of liquidity to meet our operational needs for the next twelve months.

In the event that our cash and cash equivalents, revolving secured credit facility, and cash provided by operating activities are not sufficient to cover our liquidity needs, we have the means to generate additional liquidity, such as from additional property financing activity and proceeds from apartment community sales. We expect to meet our long-term liquidity requirements, including debt maturities, development and redevelopment spending, and future investment activity, primarily through property financing activity, cash generated from operations, and the recycling of our equity. Our revolving secured credit facility matures in December 2025.

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

As of December 31, 2024, all of our outstanding non-recourse property debt had a fixed interest rate. In addition, the weighted-average contractual rate on our non-recourse debt was 4.4%, and the average remaining term to maturity was 6.8 years. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates.

Our primary sources of leverage are property-level debt and non-recourse construction loans. We also have a secured $150.0 million credit facility with a syndicate of financial institutions with $148.5 million of available capacity at December 31, 2024. Our revolving secured credit facility requires that we maintain a fixed charge coverage ratio of 1.25x, minimum tangible net worth of $625.0 million, and maximum leverage of 60% as defined in the credit agreement. We are currently in compliance and expect to remain in compliance with these covenants during the next twelve months.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our Consolidated Statements of Cash Flows in Item 8 of this report.

Operating Activities

For the year ended December 31, 2024, net cash provided by operating activities was $47.0 million. Our operating cash flow is primarily affected by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities and general and administrative costs. Cash provided by operating activities for the year ended December 31, 2024, decreased by $3.5 million compared to the same period in 2023, due primarily to the timing of balance sheet position changes, increased interest expense primarily driven by the substantial completion of Upton Place, Strathmore Square, and Oak Shore in 2024, offset by increased net operating income driven by higher rents and occupancy.

Investing Activities

For the year ended December 31, 2024, net cash provided by investing activities of $30.6 million consisted primarily of $186.2 million of proceeds from dispositions of real estate and $5.8 million of proceeds from dispositions of unconsolidated real estate partnerships, offset by capital expenditures of $160.0 million. Net cash provided by investing activities for the year ended December 31, 2024, increased by $291.0 million compared to the same period in 2023, due primarily to greater proceeds from dispositions of real estate and unconsolidated real estate partnerships and decreased capital expenditures.

Financing Activities

For the year ended December 31, 2024, net cash used in financing activities of $43.9 million consisted primarily of principal repayments of non-recourse construction loans, the redemption and purchase of noncontrolling interests, and common stock repurchases, offset by proceeds from non-recourse construction loans and proceeds from interest rate contracts. Net cash used in financing activities for the year ended December 31, 2024, changed by $163.3 million compared to the same period ended in 2023, due primarily to current year repayments of non-recourse construction loans, the redemption and purchase of noncontrolling interests, and decreased proceeds from interest rate contracts, partially offset by increased proceeds from non-recourse construction loans and contributions from noncontrolling interests.

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
•
the non-cash (income) loss recognized on our Mezzanine Investment; and
•
the non-cash (income) loss recognized on a passive equity investment.

The reconciliation of net income (loss) to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Net income (loss)	$(96,000)	$(157,319)
Adjustments:
Interest expense	70,057	37,718
Income tax (benefit) expense	(11,071)	(12,752)
Gain on dispositions of real estate	(10,600)	(7,984)
Unrealized (gains) losses from investment in unconsolidated partnerships	2,597	—
Depreciation and amortization	86,359	68,834
Adjustment related to EBITDAre of unconsolidated partnerships	872	806
EBITDAre	$42,214	$(70,697)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(13,958)	(13,924)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	1,849	(3,991)
EBITDAre adjustments attributable to noncontrolling interests	(4,254)	(272)
Mezzanine investment (income) loss, net	2,432	155,814
Realized and unrealized (gains) losses on interest rate contracts	(1,752)	(1,119)
Unrealized (gains) losses on a passive equity investment	48,615	—
Adjusted EBITDAre	$75,146	$65,811

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements for the year ended December 31, 2024. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of Aimco's and Aimco Operating Partnership's combined Annual Report on Form 10-K for the years ended December 31, 2023 and 2022 for significant judgments and estimates related to comparative reporting period.

Impairment of investment in IQHQ

On a periodic basis, we perform a qualitative impairment assessment on our investment in IQHQ in accordance with GAAP. We determined during the year ended December 31, 2024 that our investment in IQHQ was impaired after consideration of factors, including adverse capital market conditions, increased real estate development costs, and IQHQ's financial condition. As a result, we recognized a $48.6 million non-cash impairment to reduce the carrying value of the investment in IQHQ to $11.1 million as of December 31, 2024.

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

If a real estate property or other long-lived asset has an indicator of impairment, we assess its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the asset. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset. There were no such impairments for the years ended December 31, 2024, 2023, and 2022.

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

Market Risk

As of December 31, 2024, on a consolidated basis, we had no variable-rate property-level debt and $132.0 million of variable-rate construction loans outstanding. The impact of rising interest rates is mitigated by our use of interest rate caps, which as of December 31, 2024, provided protection for our variable interest rate debt. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates. We estimate that an increase or decrease in our variable rate indices of 100 basis points with constant credit risk spreads, would have no material impact on interest expense on an annual basis.

As of December 31, 2024, we held interest rate caps with a maximum notional value of $370.3 million. These instruments were acquired for $3.5 million and at December 31, 2024, were valued at $0.9 million.

As of December 31, 2024, we had $172.4 million in cash and cash equivalents and restricted cash, a portion of which earns interest at variable rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The independent registered public accounting firms' reports, consolidated financial statements and schedule listed in the “Index to Financial Statements” on page F-1 of this Annual Report are filed as part of this report and incorporated herein by this reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, Aimco's principal executive and principal financial officers and effected by Aimco's Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of Aimco's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

Based on their assessment, management concluded that, as of December 31, 2024, Aimco's internal control over financial reporting is effective.

Aimco's independent registered public accounting firm has issued an attestation report on Aimco's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Aimco.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Apartment Investment and Management Company

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Apartment Investment and Management Company (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 24, 2025 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Denver, Colorado

February 24, 2025

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

Management assessed the effectiveness of Aimco Operating Partnership’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

Based on their assessment, management concluded that, as of December 31, 2024, Aimco Operating Partnership’s internal control over financial reporting is effective.

Aimco Operating Partnership’s independent registered public accounting firm has issued an attestation report on Aimco Operating Partnership’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Aimco Operating Partnership.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Aimco OP L.P.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Aimco OP L.P. (a Maryland corporation) and subsidiaries (the “Partnership”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2024, and our report dated February 24, 2025 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Denver, Colorado

February 24, 2025

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of Aimco or Aimco Operating Partnership adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement" each term as defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each member of the Board of Directors of Aimco is also a director of the general partner of the Aimco Operating Partnership. The officers of Aimco are also the officers of the general partner of the Aimco Operating Partnership and hold the same titles. The information required by this item for both Aimco and the Aimco Operating Partnership is incorporated herein by reference to the 2025 Proxy Statement to be filed within 120 days after the year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item, for both Aimco and the Aimco Operating Partnership, and is incorporated herein by reference to the 2025 Proxy Statement to be filed within 120 days after the year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, for both Aimco and the Aimco Operating Partnership, is incorporated herein by reference to the 2025 Proxy Statement to be filed within 120 days after the year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item, for both Aimco and the Aimco Operating Partnership, is incorporated herein by reference to the 2025 Proxy Statement to be filed within 120 days after the year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item, for both Aimco and the Aimco Operating Partnership, is incorporated herein by reference to the 2025 Proxy Statement to be filed within 120 days after the year ended December 31, 2024.

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

10.3	Amended Aimco Severance Policy, effective as of October 27, 2021 (Exhibit 10.3 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.4	Powell Employment Agreement (Exhibit 10.4 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.5	2007 Stock Award and Incentive Plan (Exhibit A to Aimco’s Proxy Statement on Schedule 14A, filed March 20, 2007, is incorporated herein by this reference)*

10.6	Form of Non-Qualified Stock Option Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, filed April 30, 2007, is incorporated herein by this reference)*

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

10.14

Form of Performance Vesting LTIP Unit Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.4 to Aimco's Current Report on Form 8-K, filed January 31, 2017, is incorporated herein by this reference)*

10.15

Form of Performance Vesting LTIP II Unit Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.15 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, is incorporated herein by this reference)*

10.16

Form of Performance Non-Qualified Stock Option Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.26 to Aimco's Annual Form on 10-K for the year ended December 31, 2016, is incorporated herein by this reference)*

10.17

Form of Restricted Stock Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.17 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.18

Form of Performance Restricted Stock Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.18 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.19

Form of Performance Non-Qualified Stock Option Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.19 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.20

Form of Performance Vesting LTIP II Unit Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.20 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.21

Form of Restricted Stock Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.21 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.22

Form of Performance Restricted Stock Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.22 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.23

Form of Performance Vesting LTIP II Unit Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.23 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.24

Form of Non-Qualified Stock Option Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.24 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.25

Form of Non-Qualified Stock Option Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.25 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.26

Form of LTIP II Unit Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.26 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.27

Form of LTIP II Unit Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.27 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.28

Form of Performance Restricted Stock Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.28 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.29	Form of Performance Restricted Stock Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (filed herewith)*

10.30

Employee Matters Agreement, effective as of December 15, 2020, by and among Apartment Investment Management Company, Aimco OP L.P., Apartment Income REIT Corp. and Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.) (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.31+	Interests Purchase and Sale Agreement, effective as of December 30, 2024, by and among AHOTB Holding, LLC, Aimco OP L.P., and Brickell Bay Property Owner LLC (filed herewith)

19.1	Policy on Insider Information and Insider Trading

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firms - Aimco

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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Aimco

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Aimco

32.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Aimco Operating Partnership

32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Aimco Operating Partnership

97.1	Amended Aimco Clawback Policy, effective as of July 26, 2023 (Exhibit 97.1 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

101

The following materials from Aimco’s and Aimco Operating Partnership’s consolidated Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity and consolidated statements of partners’ capital; (v) consolidated statements of cash flows; (vi) notes to the consolidated financial statements; and (vii) financial statement schedule (3)

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
(2)
The Commission file numbers for exhibits is 001-13232 (Aimco) and 0-24497 (Aimco Operating Partnership).

* Management contract or compensatory plan or arrangement

+ Exhibits marked with a (+) exclude certain portions of the exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K. A copy of the omitted portions will be furnished to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

None.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

By:	/s/ Wes Powell
Wes Powell
Director, President and Chief Executive Officer
Date:	February 24, 2025

AIMCO OP L.P.

By:	Aimco OP GP, LLC, its General Partner
/s/ Wes Powell
Wes Powell Director, President and Chief Executive Officer
Date:	February 24, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.
By: Aimco OP GP, LLC, its General Partner

/s/ WES POWELL	Director, President and Chief Executive Officer	February 24, 2025
Wes Powell	(principal executive officer)

/s/ H. LYNN C. STANFIELD	Executive Vice President and	February 24, 2025
H. Lynn C. Stanfield	Chief Financial Officer (principal financial officer)

/s/ KELLIE E. DREYER	Senior Vice President and Chief	February 24, 2025
Kellie E. Dreyer	Accounting Officer (principal accounting officer)

/s/ R. DARY STONE	Chairman of the Board of Directors	February 24, 2025
R. Dary Stone

/s/ QUINCY L. ALLEN	Director	February 24, 2025
Quincy L. Allen

/s/ PATRICIA L. GIBSON	Director	February 24, 2025
Patricia L. Gibson

/s/ JAY PAUL LEUPP	Director	February 24, 2025
Jay Paul Leupp

/s/ SHERRY L. REXROAD	Director	February 24, 2025
Sherry L. Rexroad

/s/ DEBORAH SMITH	Director	February 24, 2025
Deborah Smith

/s/ JAMES P. SULLIVAN	Director	February 24, 2025
James P. Sullivan

/s/ KIRK A. SYKES	Director	February 24, 2025
Kirk A. Sykes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Apartment Investment and Management Company

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Apartment Investment and Management Company (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of investment in IQHQ

As described further in Note 2 to the financial statements, the Company accounts for their investment in IQHQ, a privately held life sciences real estate development company, using the measurement alternative. During the year ended December 31, 2024, the Company recorded a non-cash impairment charge of $48.6 million, reducing the carrying value of the investment in IQHQ to $11.1 million as a result of the identification of a triggering event. The fair value of IQHQ was determined using various estimates, assumptions, and market data, the most significant being projected operational cash flows, capitalization rates, and discount rates. We identified the fair value measurements utilized in valuing IQHQ’s underlying investment properties as a critical audit matter.

The principal considerations for our determination that the fair value measurements utilized in valuing IQHQ’s underlying investment properties are a critical audit matter are the projected operational cash flows, capitalization rates, and discount rates used in determining the fair value, which involved a higher degree of judgment due to the subjective nature of these inputs.

Our audit procedures related to the fair value measurements utilized in valuing IQHQ’s underlying investment properties included the following, among others:

I.
We tested the design and operating effectiveness of relevant controls over management’s evaluation of the reasonableness of the significant inputs and assumptions used to estimate the fair value of IQHQ’s underlying investment properties.
II.
For certain underlying investment properties valued under the income approach, with the assistance of those with specialized skill and knowledge, we evaluated the reasonableness of the fair value measurements by comparing the land and real property market values to independently developed ranges using relevant market data derived from industry transaction databases and published industry reports.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2024.

Denver, Colorado

February 24, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Apartment Investment and Management Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Apartment Investment and Management Company (the Company) as of December 31, 2023, the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company's auditor from 2020 to 2024.

Denver, Colorado

February 26, 2024,

except for Note 14, as to which the date is

February 24, 2025

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Buildings and improvements	$1,348,925	$1,593,802
Land	398,182	620,821
Total real estate	1,747,107	2,214,623
Accumulated depreciation	(499,274)	(580,802)
Net real estate	1,247,833	1,633,821
Cash and cash equivalents	141,072	122,601
Restricted cash	31,367	16,666
Notes receivable	58,794	57,554
Right-of-use lease assets - finance leases	107,714	108,992
Other assets, net	94,051	149,841
Assets held for sale, net	276,079	—
Total assets	$1,956,910	$2,089,475

LIABILITIES AND EQUITY
Non-recourse property debt, net	$685,420	$846,298
Non-recourse construction loans, net	385,240	301,443
Total indebtedness	1,070,660	1,147,741
Deferred tax liabilities	101,457	110,284
Lease liabilities - finance leases	121,845	118,697
Dividends payable	89,182	—
Accrued liabilities and other	100,849	121,143
Liabilities related to assets held for sale, net	160,620	—
Total liabilities	1,644,613	1,497,865

Redeemable noncontrolling interests in consolidated real estate partnerships	142,931	171,632

Commitments and contingencies (Note 13)

Equity (510,587,500 shares authorized at December 31, 2024 and December 31, 2023):
Common Stock, $0.01 par value, 136,351,966 and 140,576,102 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1,364	1,406
Additional paid-in capital	425,002	464,538
Retained earnings	(303,409)	(116,292)
Total Aimco equity	122,957	349,652
Noncontrolling interests in consolidated real estate partnerships	39,560	51,265
Common noncontrolling interests in Aimco Operating Partnership	6,849	19,061
Total equity	169,366	419,978
Total liabilities and equity	$1,956,910	$2,089,475

See accompanying notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
REVENUES
Rental and other property revenues	$208,679	$186,995	$190,344

OPERATING EXPENSES
Property operating expenses	90,984	73,712	71,792
Depreciation and amortization	86,359	68,834	158,967
General and administrative expenses	32,837	32,865	39,673
Total operating expenses	210,180	175,411	270,432

Interest income	9,652	9,731	4,052
Interest expense	(70,057)	(37,718)	(73,842)
Mezzanine investment income (loss), net	(2,432)	(155,814)	(179,239)
Realized and unrealized gains (losses) on interest rate contracts	1,752	1,119	48,205
Realized and unrealized gains (losses) on equity investments	(49,504)	700	20,302
Gain on dispositions of real estate	10,600	7,984	175,863
Lease modification income	—	—	206,963
Other income (expense), net	(5,581)	(7,657)	(12,794)
Income (loss) before income tax	(107,071)	(170,071)	109,422
Income tax benefit (expense)	11,071	12,752	(17,264)
Net income (loss)	(96,000)	(157,319)	92,158
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(13,958)	(13,924)	(8,829)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	1,849	(3,991)	(3,672)
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	5,641	9,038	(3,931)
Net income (loss) attributable to Aimco	$(102,468)	$(166,196)	$75,726

Net income (loss) attributable to Aimco per common share – basic (Note 10)	$(0.75)	$(1.16)	$0.50
Net income (loss) attributable to Aimco per common share – diluted (Note 10)	$(0.75)	$(1.16)	$0.49

Weighted-average common shares outstanding – basic	138,496	143,618	149,395
Weighted-average common shares outstanding – diluted	138,496	143,618	150,834

See accompanying notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2021	149,818	$1,498	$521,842	$(22,775)	$500,565	$35,213	$26,455	$562,233
Net income (loss)	—	—	—	75,726	75,726	3,672	3,931	83,329
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	108	1	2,653	—	2,654	—	(2,888)	(234)
Share-based compensation expense	—	—	5,687	—	5,687	—	1,770	7,457
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	10,616	—	10,616
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(1,202)	(160)	(1,362)
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	—	—	(183)	—	(183)	—	—	(183)
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	(7,088)	—	(7,088)	—	—	(7,088)
Common stock repurchased	(3,459)	(35)	(24,957)	—	(24,992)	—	—	(24,992)
Other common stock issuances	106	1	851	—	852	—	109	961
Cash dividends	—	—	—	(3,043)	(3,043)	—	—	(3,043)
Other, net	(48)	1	(2,323)	(4)	(2,326)	(5)	(5)	(2,336)
Balances at December 31, 2022	146,525	1,466	496,482	49,904	547,852	48,294	29,212	625,358
Net income (loss)	—	—	—	(166,196)	(166,196)	3,991	(9,038)	(171,243)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	—	—	4,501	—	4,501	—	(5,582)	(1,081)
Share-based compensation expense	—	—	7,299	—	7,299	—	3,196	10,495
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	272	—	272
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(1,291)	—	(1,291)
Common stock repurchased	(6,166)	(61)	(45,277)	—	(45,338)	—	—	(45,338)
Other common stock issuances	252	2	1,538	—	1,540	—	1,272	2,812
Other, net	(35)	(1)	(5)	—	(6)	(1)	1	(6)
Balances at December 31, 2023	140,576	1,406	464,538	(116,292)	349,652	51,265	19,061	419,978
Net income (loss)	—	—	—	(102,468)	(102,468)	(1,849)	(5,641)	(109,958)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	—	—	1,078	—	1,078	—	(2,061)	(983)
Share-based compensation expense	—	—	7,490	—	7,490	—	23	7,513
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	1,056	—	1,056
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(1,614)	—	(1,614)
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	(9,913)	—	(9,913)	(9,268)	—	(19,181)
Common stock repurchased	(4,852)	(49)	(38,896)	—	(38,945)	—	—	(38,945)
Other common stock issuances, net of withholding taxes	628	6	640	—	646	—	—	646
Dividends declared	—	—	—	(84,649)	(84,649)	—	(4,533)	(89,182)
Other, net	—	1	65	—	66	(30)	—	36
Balances at December 31, 2024	136,352	$1,364	$425,002	$(303,409)	$122,957	$39,560	$6,849	$169,366

See accompanying notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(96,000)	$(157,319)	$92,158
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	86,359	68,834	158,967
Mezzanine investment (income) loss, net	2,432	155,814	179,239
Realized and unrealized (gains) losses on interest rate contracts	(1,752)	(1,119)	(48,205)
Realized and unrealized (gains) losses on equity investments	49,504	(700)	(20,302)
Income tax expense (benefit)	(11,071)	(12,752)	17,264
Share-based compensation	6,494	9,221	7,471
Loss on extinguishment of debt, net	947	938	28,986
Lease modification income	—	—	(206,963)
Gain on dispositions of real estate	(10,600)	(7,984)	(175,863)
Loss (income) from unconsolidated real estate partnerships	1,358	(875)	(579)
Other, including amortization of debt issuance costs	20,186	2,563	2,787
Changes in operating assets and operating liabilities:
Operating assets, net	(13,355)	335	1,039
Net cash received from lease incentive	—	—	195,789
Operating liabilities, net	12,482	(6,489)	(27,556)
Total adjustments	142,984	207,786	112,074
Net cash provided by operating activities	46,984	50,467	204,232
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	—	(4,108)	(129,245)
Capital expenditures	(160,027)	(272,497)	(237,523)
Proceeds from dispositions of real estate	186,203	9,254	259,983
Investment in IQHQ	—	—	(14,227)
Redemption of IQHQ investment	—	—	16,473
Distributions received from unconsolidated real estate partnerships	—	4,209	—
Investment in unconsolidated real estate partnerships	(383)	(3,786)	(15,668)
Proceeds from dispositions of unconsolidated real estate partnerships	5,766	—	—
Purchase of treasury bill	—	(53,773)	—
Proceeds from treasury bill	—	54,727	—
Other investing activities	(958)	5,578	(547)
Net cash provided by (used in) investing activities	30,601	(260,396)	(120,754)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	—	—	756,220
Proceeds from non-recourse construction loans	330,542	174,445	93,206
Proceeds from sale of participation in Mezzanine Investment	—	37,500	—
Payments of deferred loan costs	(6,340)	(229)	(15,266)
Principal repayments on non-recourse property debt	(3,166)	(85,974)	(302,428)
Principal repayments on non-recourse construction loans	(267,032)	—	(138,404)
Principal repayments on Notes Payable to AIR	—	—	(534,127)
Purchase of interest rate contracts	(710)	(712)	(5,620)
Proceeds from interest rate contracts	6,526	58,906	16,818
Payments on finance leases	(514)	(2,694)	(26,213)
Payments of prepayment premiums	—	—	(25,801)
Common stock repurchased	(38,945)	(46,843)	(23,492)
Dividends paid on common stock	—	—	(3,043)
Redemption of redeemable noncontrolling interests	(38,473)	—	(5,094)
Distributions to redeemable noncontrolling interests	(8,318)	(9,243)	(9,365)
Contributions from noncontrolling interests	1,056	272	10,616
Distributions to noncontrolling interests	(1,614)	(1,291)	(1,362)
Contributions from redeemable noncontrolling interests	6,409	125	122,571
Redemption of OP Units held by third parties	(983)	(1,081)	(225)
Redemption of noncontrolling interest in real estate partnership	—	—	(7,088)
Purchase of noncontrolling interests in consolidated real estate partnerships	(19,181)	—	—
Other financing activities	(3,153)	(3,751)	(197)
Net cash provided by (used in) financing activities	(43,896)	119,430	(98,294)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	33,689	(90,499)	(14,816)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	139,267	229,766	244,582
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$172,956	$139,267	$229,766

See accompanying notes to the consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Aimco OP L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Aimco OP L.P. (a Maryland corporation) and subsidiaries (the “Partnership”) as of December 31, 2024, the related consolidated statements of operations, partners’ capital, and cash flows for the year ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of investment in IQHQ

As described further in Note 2 to the financial statements, the Partnership accounts for their investment in IQHQ, a privately held life sciences real estate development company, using the measurement alternative. During the year ended December 31, 2024, the Partnership recorded a non-cash impairment charge of $48.6 million, reducing the carrying value of the investment in IQHQ to $11.1 million as a result of the identification of a triggering event. The fair value of IQHQ was determined using various estimates, assumptions, and market data, the most significant being projected operational cash flows, capitalization rates, and discount rates. We identified the fair value measurements utilized in valuing IQHQ’s underlying investment properties as a critical audit matter.

The principal considerations for our determination that the fair value measurements utilized in valuing IQHQ’s underlying investment properties are a critical audit matter are the projected operational cash flows, capitalization rates, and discount rates used in determining the fair value, which involved a higher degree of judgment due to the subjective nature of these inputs.

Our audit procedures related to the fair value measurements utilized in valuing IQHQ’s underlying investment properties included the following, among others:

I.
We tested the design and operating effectiveness of relevant controls over management’s evaluation of the reasonableness of the significant inputs and assumptions used to estimate the fair value of IQHQ’s underlying investment properties.
II.
For certain underlying investment properties valued under the income approach, with the assistance of those with specialized skill and knowledge, we evaluated the reasonableness of the fair value measurements by comparing the land and real property market values to independently developed ranges using relevant market data derived from industry transaction databases and published industry reports.

/s/ GRANT THORNTON LLP

We have served as the Partnership's auditor since 2024.

Denver, Colorado

February 24, 2025

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of

Aimco OP L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Aimco OP L.P. (the Partnership) as of December 31, 2023, the related consolidated statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Partnership's auditor from 2020 to 2024.

Denver, Colorado

February 26, 2024,

except for Note 14, as to which the date is

February 24, 2025

AIMCO OP L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2024	December 31, 2023
ASSETS
Buildings and improvements	$1,348,925	$1,593,802
Land	398,182	620,821
Total real estate	1,747,107	2,214,623
Accumulated depreciation	(499,274)	(580,802)
Net real estate	1,247,833	1,633,821
Cash and cash equivalents	141,072	122,601
Restricted cash	31,367	16,666
Notes receivable	58,794	57,554
Right-of-use lease assets - finance leases	107,714	108,992
Other assets, net	94,051	149,841
Assets held for sale, net	276,079	—
Total assets	$1,956,910	$2,089,475

LIABILITIES AND EQUITY
Non-recourse property debt, net	$685,420	$846,298
Non-recourse construction loans, net	385,240	301,443
Total indebtedness	1,070,660	1,147,741
Deferred tax liabilities	101,457	110,284
Lease liabilities - finance leases	121,845	118,697
Dividends payable	89,182	—
Accrued liabilities and other	100,849	121,143
Liabilities related to assets held for sale, net	160,620	—
Total liabilities	1,644,613	1,497,865

Redeemable noncontrolling interests in consolidated real estate partnerships	142,931	171,632

Commitments and contingencies (Note 13)

Partners’ capital:
General Partner and Special Limited Partner (136,351,966 and 140,576,102 OP Units issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	122,957	349,652
Limited Partners (7,555,109 and 7,663,618 OP Units issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	6,849	19,061
Partners’ capital attributable to Aimco Operating Partnership	129,806	368,713
Noncontrolling interests in consolidated real estate partnerships	39,560	51,265
Total partners’ capital	169,366	419,978
Total liabilities and partners’ capital	$1,956,910	$2,089,475

See accompanying notes to the consolidated financial statements.

AIMCO OP L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per common unit data)

	Year Ended December 31,
	2024	2023	2022
REVENUES
Rental and other property revenues	$208,679	$186,995	$190,344

OPERATING EXPENSES
Property operating expenses	90,984	73,712	71,792
Depreciation and amortization	86,359	68,834	158,967
General and administrative expenses	32,837	32,865	39,673
Total operating expenses	210,180	175,411	270,432

Interest income	9,652	9,731	4,052
Interest expense	(70,057)	(37,718)	(73,842)
Mezzanine investment income (loss), net	(2,432)	(155,814)	(179,239)
Realized and unrealized gains (losses) on interest rate contracts	1,752	1,119	48,205
Realized and unrealized gains (losses) on equity investments	(49,504)	700	20,302
Gain on dispositions of real estate	10,600	7,984	175,863
Lease modification income	—	—	206,963
Other income (expense), net	(5,581)	(7,657)	(12,794)
Income (loss) before income tax	(107,071)	(170,071)	109,422
Income tax benefit (expense)	11,071	12,752	(17,264)
Net income (loss)	(96,000)	(157,319)	92,158
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(13,958)	(13,924)	(8,829)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	1,849	(3,991)	(3,672)
Net income (loss) attributable to Aimco Operating Partnership	$(108,109)	$(175,234)	$79,657

Net income (loss) attributable to Aimco Operating Partnership per common unit – basic (Note 10)	$(0.75)	$(1.16)	$0.50
Net income (loss) attributable to Aimco Operating Partnership per common unit – diluted (Note 10)	$(0.75)	$(1.16)	$0.49

Weighted-average common units outstanding – basic	146,120	151,371	157,317
Weighted-average common units outstanding – diluted	146,120	151,371	158,774

See accompanying notes to the consolidated financial statements.

AIMCO OP L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2021	$500,565	$26,455	$527,020	$35,213	$562,233
Net income (loss)	75,726	3,931	79,657	3,672	83,329
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	2,654	(2,888)	(234)	—	(234)
Share-based compensation expense	5,687	1,770	7,457	—	7,457
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	10,616	10,616
Distributions to noncontrolling interests in consolidated real estate partnerships	—	(160)	(160)	(1,202)	(1,362)
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	(183)	—	(183)	—	(183)
Purchase of noncontrolling interests in consolidated real estate partnerships	(7,088)	—	(7,088)	—	(7,088)
Common stock repurchased	(24,992)	—	(24,992)	—	(24,992)
Other common stock issuances	852	109	961	—	961
Cash dividends	(3,043)	—	(3,043)	—	(3,043)
Other, net	(2,326)	(5)	(2,331)	(5)	(2,336)
Balances at December 31, 2022	547,852	29,212	577,064	48,294	625,358
Net income (loss)	(166,196)	(9,038)	(175,234)	3,991	(171,243)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	4,501	(5,582)	(1,081)	—	(1,081)
Share-based compensation expense	7,299	3,196	10,495	—	10,495
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	272	272
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(1,291)	(1,291)
Common stock repurchased	(45,338)	—	(45,338)	—	(45,338)
Other common stock issuances	1,540	1,272	2,812	—	2,812
Other, net	(6)	1	(5)	(1)	(6)
Balances at December 31, 2023	349,652	19,061	368,713	51,265	419,978
Net income (loss)	(102,468)	(5,641)	(108,109)	(1,849)	(109,958)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	1,078	(2,061)	(983)	—	(983)
Share-based compensation expense	7,490	23	7,513	—	7,513
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	1,056	1,056
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(1,614)	(1,614)
Purchase of noncontrolling interests in consolidated real estate partnerships	(9,913)	—	(9,913)	(9,268)	(19,181)
Common stock repurchased	(38,945)	—	(38,945)	—	(38,945)
Other common stock issuances, net of withholding taxes	646	—	646	—	646
Dividends declared	(84,649)	(4,533)	(89,182)	—	(89,182)
Other, net	66	—	66	(30)	36
Balances at December 31, 2024	$122,957	$6,849	$129,806	$39,560	$169,366

See accompanying notes to the consolidated financial statements

AIMCO OP L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(96,000)	$(157,319)	$92,158
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	86,359	68,834	158,967
Mezzanine investment (income) loss, net	2,432	155,814	179,239
Realized and unrealized (gains) losses on interest rate contracts	(1,752)	(1,119)	(48,205)
Realized and unrealized (gains) losses on equity investments	49,504	(700)	(20,302)
Income tax expense (benefit)	(11,071)	(12,752)	17,264
Share-based compensation	6,494	9,221	7,471
Loss on extinguishment of debt, net	947	938	28,986
Lease modification income	—	—	(206,963)
Gain on dispositions of real estate	(10,600)	(7,984)	(175,863)
Loss (income) from unconsolidated real estate partnerships	1,358	(875)	(579)
Other, including amortization of debt issuance costs	20,186	2,563	2,787
Changes in operating assets and operating liabilities:
Operating assets, net	(13,355)	335	1,039
Net cash received from lease incentive	—	—	195,789
Operating liabilities, net	12,482	(6,489)	(27,556)
Total adjustments	142,984	207,786	112,074
Net cash provided by operating activities	46,984	50,467	204,232
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	—	(4,108)	(129,245)
Capital expenditures	(160,027)	(272,497)	(237,523)
Proceeds from dispositions of real estate	186,203	9,254	259,983
Investment in IQHQ	—	—	(14,227)
Redemption of IQHQ investment	—	—	16,473
Distributions received from unconsolidated real estate partnerships	—	4,209	—
Investment in unconsolidated real estate partnerships	(383)	(3,786)	(15,668)
Proceeds from dispositions of unconsolidated real estate partnerships	5,766	—	—
Purchase of treasury bill	—	(53,773)	—
Proceeds from treasury bill	—	54,727	—
Other investing activities	(958)	5,578	(547)
Net cash provided by (used in) investing activities	30,601	(260,396)	(120,754)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	—	—	756,220
Proceeds from non-recourse construction loans	330,542	174,445	93,206
Proceeds from sale of participation in Mezzanine Investment	—	37,500	—
Payments of deferred loan costs	(6,340)	(229)	(15,266)
Principal repayments on non-recourse property debt	(3,166)	(85,974)	(302,428)
Principal repayments on non-recourse construction loans	(267,032)	—	(138,404)
Principal repayments on Notes Payable to AIR	—	—	(534,127)
Purchase of interest rate contracts	(710)	(712)	(5,620)
Proceeds from interest rate contracts	6,526	58,906	16,818
Payments on finance leases	(514)	(2,694)	(26,213)
Payments of prepayment premiums	—	—	(25,801)
Common stock repurchased	(38,945)	(46,843)	(23,492)
Dividends paid on common stock	—	—	(3,043)
Redemption of redeemable noncontrolling interests	(38,473)	—	(5,094)
Distributions to redeemable noncontrolling interests	(8,318)	(9,243)	(9,365)
Contributions from noncontrolling interests	1,056	272	10,616
Distributions to noncontrolling interests	(1,614)	(1,291)	(1,362)
Contributions from redeemable noncontrolling interests	6,409	125	122,571
Redemption of OP Units held by third parties	(983)	(1,081)	(225)
Redemption of noncontrolling interest in real estate partnership	—	—	(7,088)
Purchase of noncontrolling interests in consolidated real estate partnerships	(19,181)	—	—
Other financing activities	(3,153)	(3,751)	(197)
Net cash provided by (used in) financing activities	(43,896)	119,430	(98,294)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	33,689	(90,499)	(14,816)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	139,267	229,766	244,582
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$172,956	$139,267	$229,766

See accompanying notes to the consolidated financial statements

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

Aimco, through a wholly-owned subsidiary, is the general partner and is, directly, the special limited partner of Aimco OP L.P. ("Aimco Operating Partnership"). As of December 31, 2024, Aimco owned 92.3% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.8% of the economic interest in Aimco Operating Partnership. The remaining 7.7% legal interest is owned by limited partners. The common partnership units of Aimco Operating Partnership are referred to as "OP Units". As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

This filing combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2024, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, each is referred to specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

We own or lease a portfolio of real estate investments focused primarily on the U.S. multifamily sector. At December 31, 2024, our entire portfolio of operating residential apartment communities includes 5,243 apartment homes within 20 consolidated stabilized operating properties, a substantially complete 689-unit community with 105,000 square feet of retail space, a substantially complete 220-unit community, and four unconsolidated properties. Additionally, we have a substantially complete single family rental community with 16 homes and eight accessory dwelling units, a waterfront ground-up development under construction with 114 planned units, a 106-key luxury hotel with event space, one commercial office building that is part of an assemblage with an adjacent apartment building that is currently held for sale, and land parcels held for development. We also hold other alternative investments, including our Mezzanine Investment (see Note 2 for further information); our investment in IQHQ Holdings, LP ("IQHQ"); and our investment in real estate technology funds.

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

Common noncontrolling interests in Aimco Operating Partnership

Common noncontrolling interests in Aimco Operating Partnership consist of OP Units held by third parties, and are reflected in Aimco’s accompanying Consolidated Balance Sheets as Common noncontrolling interests in Aimco Operating Partnership. Aimco Operating Partnership’s income or loss is allocated to the holders of OP Units, other than Aimco, based on the weighted-average number of OP Units (including Aimco) outstanding during the period. For the years ended December 31, 2024, 2023, and 2022, the holders of OP Units had a weighted-average economic ownership interest in Aimco Operating Partnership of approximately 5.2%, 5.1%, and 5.1%, respectively. Substantially all of the assets and liabilities of Aimco are held by Aimco Operating Partnership.

Redeemable noncontrolling interests in consolidated real estate partnerships

Redeemable noncontrolling interests consist of equity interests held by a limited partner in a consolidated real estate partnership that has the right to require such partnership to redeem all or a portion of the noncontrolling interest in accordance with the partnership agreement, generally after a specified hold period. If a consolidated real estate partnership includes redemption rights that are not within our control, the noncontrolling interest is included as temporary equity.

Redeemable noncontrolling interests in consolidated real estate partnerships as of December 31, 2024, consists of the following: (i) a preferred equity interest that receives 8.0% preferred return per annum in an entity that owns a portfolio of operating apartment communities, (ii) equity interest in two separate consolidated joint ventures with residential apartment communities in lease-up, including a preferred equity interest in one of the joint ventures accruing 9.7% preferred return per annum, and (iii) a preferred equity interest accruing 14.5% preferred return per annum in an entity that owns a waterfront ground-up development. Capital contributions, distributions, and net income attributable to redeemable noncontrolling interests in consolidated real estate partnerships are determined in accordance with the relevant partnership agreements. These interests are presented as Redeemable noncontrolling interests in consolidated real estate partnerships in our Consolidated Balance Sheets as of December 31, 2024.

The assets of our consolidated real estate partnerships must first be used to settle the liabilities of the consolidated real estate partnerships. The consolidated real estate partnership’s creditors do not have recourse to the general credit of Aimco Operating Partnership.

The following table shows changes in our redeemable noncontrolling interests in consolidated real estate partnerships during the years ended December 31, 2024 , 2023, and 2022 (in thousands):

	2024	2023	2022
Balance at Beginning of Period	$171,632	$166,826	$33,794
Capital contributions	6,409	125	138,479
Distributions	(8,318)	(9,243)	(9,365)
Redemptions	(38,473)	—	(4,911)
Net income	13,958	13,924	8,829
Other (1)	(2,277)	—	—
Balance at December 31,	$142,931	$171,632	$166,826

(1) In September 2024, we secured a $55.5 million preferred equity commitment from a third-party for the development of a luxury water-front rental development in Miami, Florida, as further discussed in Note 5. Costs incurred were treated as a discount to Redeemable noncontrolling interests in consolidated real estate partnerships in accordance with GAAP.

Mezzanine Investment

In November 2019, Aimco Predecessor made a five-year, $275.0 million mezzanine loan to the partnership owning the “Parkmerced Apartments” located in southwest San Francisco (the “Mezzanine Investment”). The loan bears interest at a 10% annual rate, accruing if not paid from property operations. While legal ownership of the subsidiaries that originated and hold the Mezzanine Investment was retained by AIR following the Separation, AIR is obligated to pass payments received on the Mezzanine Investment to us, and we are obligated to indemnify AIR against any costs and expenses related thereto. We have the risks and rewards of ownership of the Mezzanine Investment.

Throughout the term of the Mezzanine Investment, we have performed an assessment to determine whether the fair value of the Mezzanine Investment is less than its net carrying value on an other-than-temporary basis. In 2022, we determined our Mezzanine Investment was impaired on an other-than-temporary basis after considering various factors, including a sustained decrease in rents at the Parkmerced Apartments due to changes in the macroeconomic environment and a decline in value of the real estate collateral. As a result, we recognized a non-cash impairment charge of $212.6 million.

Prior to the non-cash impairment in 2022, we recognized as income the net amounts earned on the Mezzanine Investment by AIR on its equity investment that were due to be paid to us when collected to the extent the income was supported by the change in the counterparty’s claim to the net assets of the underlying borrower. The income recognized primarily represented the interest accrued under the terms of the underlying Mezzanine Investment.

In 2023, we determined our Mezzanine Investment was incrementally impaired after considering additional factors, including the mezzanine loan’s nearing maturity date and further decline in value of the real estate collateral. As a result, we recognized a non-cash impairment charge of $158.0 million.

In June 2023, we closed on the sale of a 20% non-controlling participation in the Mezzanine Investment for $33.5 million. The partial sale and transfer of the financial interest did not qualify for sale accounting and therefore, we recorded the cash received from the purchaser as a liability, which is included in Accrued liabilities and other in our Consolidated Balance Sheets. Although the cash received is accounted for as a liability, no amount is due to the purchaser until after we receive $134.0 million plus an annualized return. While the Mezzanine Investment had not been repaid and was in maturity default as of December 31, 2024, we are precluded from derecognizing the liability until it has been extinguished.

In connection with the participation sold, the purchaser also made a $4.0 million non-refundable payment for the option to acquire the remaining 80% in the Mezzanine Investment. The option expired unexercised in the quarter ended December 31, 2023. As a result, we recognized the non-refundable payment in Mezzanine investment income (loss), net in our Consolidated Statements of Operations.

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

The intangible assets or liabilities related to in-place leases are comprised of: (a) the value of the above- and below-market leases in-place, measured over the period, including probable lease renewals for below-market leases, for which the leases are expected to remain in effect; (b) the estimated unamortized portion of avoided leasing commissions and other costs that ordinarily would be incurred to originate the in-place leases; (c) the value associated with in-place leases during an estimated absorption period, which estimates rental revenue that would not have been earned had the leased space been vacant at the time of acquisition, assuming lease-up periods based on market demand and stabilized occupancy levels; and (d) tax abatement contract related intangibles, to the extent the property has them in place. The above and below-market lease intangibles are amortized to rental revenue over the expected remaining terms of the associated leases, which include reasonably certain renewal periods. Other intangible assets related to in-place leases are amortized to depreciation and amortization over the expected remaining terms of the associated leases.

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

For the years ended December 31, 2024, 2023, and 2022, we capitalized to buildings and improvements $21.5 million, $39.7 million, and $30.6 million of interest costs, respectively. For the years ended December 31, 2024, 2023, and 2022, we capitalized to buildings and improvements $8.0 million, $14.3 million, and $16.9 million of indirect costs, respectively.

Impairment of real estate and other long-lived assets

Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an asset may not be recoverable, we assess its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the community. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community. There were no such impairments for the years ended December 31, 2024, 2023, and 2022.

Assets held for sale, net

We classify properties as held for sale when they meet the GAAP criteria, which include (among others): (a) management commits to and initiates a plan to sell the asset; (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets; and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn, which is typically indicated by receipt of a significant, non-refundable deposit from the buyer pursuant to a sales contract. We present the assets and liabilities of any real estate properties held for sale separately in the Consolidated Balance Sheets. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Both the real estate assets and corresponding liabilities are presented separately in the accompanying Consolidated Balance Sheets. Upon the classification of an asset as held for sale, no further depreciation is recorded. Disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations.

On December 30, 2024, Aimco entered into an agreement to sell the Brickell Assemblage. The transaction is scheduled to occur as early as March 2025 but may be extended at the buyer's option to the fourth quarter of 2025. We determined the Brickell Assemblage was a disposal group that met the criteria to be classified as held for sale as of December 31, 2024. The transaction does not meet the criteria for discontinued operations classification. The following summary presents the major components of assets and liabilities related to the real estate properties held for sale as of December 31, 2024 (in thousands):

As of December 31, 2024
Buildings and improvements	$218,388
Land	181,381
Total real estate	399,769
Accumulated depreciation	(126,840)
Net real estate	272,929
Restricted cash	517
Other assets, net	2,633
Assets held for sale, net	$276,079

Non-recourse property debt, net	$158,888
Accrued liabilities and other	1,732
Liabilities related to assets held for sale, net	$160,620

Restricted cash

Restricted cash consists of tenant security deposits, cash restricted as required by our debt agreements, and cash restricted in association with legal, municipal, federal, or tax requirements. The reconciliation of cash flow information is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents	$141,072	$122,601	$206,460
Restricted cash	31,367	16,666	23,306
Restricted cash held for sale	517	—	—
Cash, cash equivalents, and restricted cash, including restricted cash held for sale	$172,956	$139,267	$229,766

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

Supplemental cash flow information for the years ended December 31, 2024, 2023, and 2022 is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$47,554	$32,795	$45,171
Cash paid for income taxes	931	1,711	22,930
Non-cash transactions associated with acquisitions:
Buildings and improvements	—	—	11,109
Intangible assets, net	—	—	13,377
Mark to market adjustment on an assumed construction loan	—	—	363
Right-of-use lease assets - finance leases	—	—	15,036
Other assets, net	—	—	5,629
Accrued liabilities and other	—	—	(1,854)
Lease liabilities - finance leases	—	—	15,151
Contributions from redeemable noncontrolling interests in consolidated real estate partnerships	—	—	13,756
Other non-cash investing and financing transactions:
Right-of-use lease assets - operating leases	—	718	2,336
Lease liabilities - operating leases	—	718	1,587
Issuance of seller financing in connection with disposition of real estate	—	17,432	—
Contribution of real estate to unconsolidated real estate partnerships	—	5,700	—
Accrued capital expenditures (at end of year)	11,962	40,340	41,435

Notes receivable

We carry notes receivable at cost, net of any unamortized discounts or premiums and adjusted for the estimated provision for expected credit losses. Interest income on notes receivable is recognized using the effective interest method and is classified within Interest income in our Consolidated Statements of Operations. Direct costs incurred in originating notes, along with any premium or discount, are deferred and amortized as an adjustment to interest income over the note’s term using the effective interest method, or on a straight-line basis, which approximates the effective interest method when used.

We have a seller financing note with a principal balance of $43.2 million and an effective interest rate of 6.0%. As of December 31, 2024 and 2023, the remaining unamortized discount was $2.7 million and $3.8 million, respectively. For the years ended December 31, 2024, 2023, and 2022, the amortization of the discount was $1.1 million, $1.1 million, and $1.0 million, respectively, which was recorded as a component of Interest Income in our Consolidated Statements of Operations.

Other assets, net

Other assets, net were comprised of the following amounts as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Other investments	$16,115	$65,066
Deferred costs, deposits, and other	11,227	9,374
Prepaid expenses and real estate taxes	14,208	14,855
Interest rate contracts (1)	891	5,255
Unconsolidated real estate partnerships	15,155	23,125
Intangible assets, net	13,154	13,494
Corporate fixed assets, net of accumulated depreciation of $9,591 and $6,903 as of December 31, 2024 and December 31, 2023, respectively	9,844	10,669
Accounts receivable, net of allowances of $352 and $373 as of December 31, 2024 and December 31, 2023, respectively	8,276	5,178
Deferred tax assets	5,175	2,391
Due from affiliates	6	434
Total other assets, net	$94,051	$149,841

(1) We account for our interest rate contracts as non-designated hedges. See Note 12 for discussion of our fair value measurements for these instruments.

Other investments

Other investments consist of passive equity investments in stock, property technology funds, and IQHQ, a privately held life sciences real estate development company. We measure our investment in stock at fair value. We also measure our investments in property technology funds using the NAV practical expedient since they do not have readily determinable fair values. During the year ended December 31, 2024, we recognized unrealized losses on our investment in stock of $1.3 million, compared to unrealized gains of $0.7 million in 2023 and unrealized losses of $6.1 million in 2022. During the years ended December 31, 2024, 2023 and 2022, we recognized unrealized gains on our investments in property technology funds of $0.4 million, $0.0 million, and $0.3 million, respectively. See Note 12 for discussion of our fair value measurements for these investments.

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

On a periodic basis, we perform a qualitative impairment assessment on our investment in IQHQ in accordance with GAAP. During the year ended December 31, 2024, we determined that our investment in IQHQ was impaired after consideration of factors, including adverse capital market conditions, increased real estate development costs, and IQHQ's financial condition. As a result, we recorded a non-cash impairment charge of $48.6 million to reduce the carrying value of the investment in IQHQ to $11.1 million as of December 31, 2024. The non-cash impairment is reflected in Realized and unrealized gains (losses) on equity investments in our Consolidated Statements of Operations for the year ended December 31, 2024, and as a reduction in the carrying value of Other investments included in Other assets, net in our Consolidated Balance Sheets as of December 31, 2024. No realized or unrealized gains or losses were recognized during the year ended December 31, 2023. During the year ended December 31, 2022, we recognized realized and unrealized gains on our investment in IQHQ totaling $5.7 million and $20.5 million resulting from the partial redemption of our investment.

	As of December 31,
	2024	2023
Equity ownership in IQHQ under measurement alternative:
Initial cost of remaining balance	$39,185	$39,185
Cumulative upward adjustments	20,501	20,501
Cumulative impairment	(48,615)	—
Total carrying value	$11,071	$59,686

Deferred costs, deposits, and other

We defer leasing costs incremental to a lease that we would not have incurred if the contract had not been obtained. Amortization of these costs over the lease term on the same basis as lease income, is included in Depreciation and amortization in our Consolidated Statements of Operations.

We also defer, debt issuance costs, lender fees and other direct costs incurred in obtaining new financing and amortize the amounts over the terms of the related loan agreements. In connection with the modification of existing financing arrangements, we defer lender fees and amortize these costs and any unamortized debt issuance costs over the term of the modified loan agreement. Debt issuance costs associated with non-recourse property debt are presented as a direct deduction from the related liabilities in our Consolidated Balance Sheets. We record debt issuance costs associated with our revolving credit facilities and construction loans that have not been drawn in Other assets, net in our Consolidated Balance Sheets. We amortize the costs associated with our revolving credit facilities to Interest expense on a straight-line basis over the term of the arrangement. Debt issuance costs associated with construction loans are reclassified as a direct deduction to the construction loan liability in proportion to any draws on the loans in our Consolidated Balance Sheets and subsequently amortized to Interest expense under either the effective interest method or on a straight-line basis, which approximates the effective interest method when used, over the remaining term of the arrangement in our Consolidated Statements of Operations.

When financing arrangements are repaid or otherwise extinguished prior to maturity, unamortized debt issuance costs are written off. Any lender fees or other costs incurred in connection with an extinguishment are recognized as expense. Amortization and write-off of debt issuance costs and other extinguishment costs are included in Interest expense in our Consolidated Statements of Operations.

Unconsolidated real estate partnerships

We own general and limited partner interests in partnerships that either directly, or through interests in other real estate partnerships, own apartment communities. We generally account for investments in real estate partnerships that we do not consolidate using the equity method. Accordingly, we recognize our share of the earnings or losses of the entity for the periods presented, inclusive of our share of any impairments and disposition gains or losses recognized by and related to such entities, and we present such amounts within Other income (expense), net in our Consolidated Statements of Operations.

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

On a periodic basis, we assess our investments in unconsolidated real estate partnerships for impairment. An investment is considered impaired if we determine that its fair value is less than the net carrying value of the investment on an other-than-temporary basis.

In March 2022, we acquired an ownership interest in an unconsolidated investment in land held for development in the Edgewater neighborhood of Miami, Florida, in exchange for land that we had purchased for $1.8 million in January 2022 and cash of $0.3 million. Subsequently, we had additional non-cash contributions of $5.7 million for unused transferable density rights and cash contributions of $0.9 million. During the year ended December 31, 2024, we exercised our rights under the existing joint venture agreement, whereby our joint venture partner agreed to purchase our ownership interest in this unconsolidated investment. As a result of the transaction, we recognized a non-cash other-than-temporary-impairment ("OTTI") of $2.6 million, within Other income (expense), net in our Condensed Consolidated Statements of Operations. We did not recognize any such impairments of our investments in unconsolidated real estate partnerships during the years ended December 31, 2023, and 2022.

Intangible assets, net

Intangible assets are included in Other assets, net and intangible liabilities are included in Accrued liabilities and other in our Consolidated Balance Sheets. The following table details intangible assets and liabilities, net of accumulated amortization, for the years ended December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Intangible assets	$25,950	$25,950
Less: accumulated amortization	(12,796)	(12,456)
Intangible assets, net	$13,154	$13,494

Below-market leases	$4,175	$4,175
Less: accumulated amortization	(4,175)	(4,146)
Intangible liabilities, net	$—	$29

Based on the balance of intangible assets and liabilities as of December 31, 2024, the net aggregate amortization for the next five years and thereafter is expected to be as follows (in thousands):

Intangible assets
2025	$892
2026	892
2027	892
2028	892
2029	892
Thereafter	8,694
Total future amortization	$13,154

Corporate fixed assets, net

We capitalize qualified implementation costs incurred in a hosting arrangement that is a service contract for which we are the customer in accordance with the requirements for capitalizing costs incurred to develop internal-use software. These capitalized implementation costs are amortized on a straight-line basis. As of December 31, 2024 and 2023, net capitalized implementation costs of $5.8 million and $4.7 million, respectively, net of $0.8 million and $0.1 million of accumulated depreciation, respectively are included in Other assets, net in our Consolidated Balance Sheets.

Accounts receivable, net

We present our accounts receivable net of allowances for amounts that may not be collected. The allowance is determined based on an assessment of whether substantially all of the amounts due from the resident or tenant is probable of collection. This includes a specific tenant analysis and aging analysis.

Revenue from leases

We are a lessor for residential and commercial leases. Our operating leases with residents may provide that the resident reimburse us for certain costs, primarily the resident’s share of utilities expenses, incurred by the apartment community. Our operating leases with commercial tenants may provide that the tenant reimburse us for common area maintenance, real estate taxes, and other recoverable costs incurred by the commercial property. Residential and commercial reimbursements represent revenue attributable to non-lease components for which the timing and pattern of recognition is the same as the revenue for the lease components. We have elected the practical expedient in accordance with ASC 842, Leases, to not separate non-lease components from associated lease components for all classes of underlying assets. Reimbursements and the related expenses are presented on a gross basis in our Consolidated Statements of Operations, with the reimbursements included in Rental and other property revenues in the period the recoverable costs are incurred. We recognize rental revenue attributed to lease components, net of any concessions, on a straight-line basis over the term of the lease.

Revenue from contracts with customers

We apply ASC 606, Revenue from Contracts with Customers, in recognizing revenue from our operations at The Benson Hotel. The Benson Hotel revenues consist of amounts derived from hotel operations, including room sales, food and beverage sales, and other ancillary hotel service revenues. We recognize revenue from the rental of the hotel rooms and guest services when we satisfy performance obligations as evidenced by the transfer of control when rooms are occupied, and services have been provided. Food and beverage sales are recognized when the customer has been serviced or at the time the transaction occurs. The transaction prices for hotel room sales and other goods and services are generally fixed and based on the respective room reservation or other agreement. Payment terms generally align with when the goods and services are provided. Our contracts generally have a single performance obligation, recognized at a point in time.

During the years ended December 31, 2024, 2023, and 2022, the Benson Hotel generated revenues of $6.7 million, $2.7 million, and $0.0 million, respectively.

Advertising costs

Advertising costs are expensed as incurred and are included within Property operating expenses in our Consolidated Statements of Operations. For the years ended December 31, 2024, 2023, and 2022, we recognized total advertising costs of $2.3 million, $1.3 million, and $1.7 million, respectively.

Gain or (loss) on dispositions of real estate

Gains or losses on dispositions are recognized when the criteria for the derecognition of a nonfinancial asset are met, including when control of the real estate has transferred. Upon disposition, the related assets and liabilities are derecognized, and the gain or loss on disposition is recognized as the difference between the carrying amount of those assets and liabilities and the value of consideration received. For the years ended December 31, 2024, 2023, and 2022, we recognized total Gain on dispositions of real estate of $10.6 million, $8.0 million, and $175.9 million, respectively.

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

Income tax benefit (expense)

Aimco

Certain aspects of our operations, including our development and redevelopment activities, are conducted through taxable REIT subsidiaries, or TRS entities. Additionally, our TRS entities hold our investment in 1001 Brickell Bay Drive.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and income and gains retained by the REIT. For the year ended December 31, 2024, we had consolidated net losses subject to tax of $28.2 million, compared to consolidated net losses subject to tax of $15.2 million for the same period in 2023, and consolidated net income subject to tax of $88.8 million for the same period in 2022.

For the year ended December 31, 2024, we recognized income tax benefit of $11.1 million, compared to income tax benefit of $12.8 million for same period in 2023. The year-over-year decrease is due primarily to changes in 2023 to the effective tax rate expected to apply to the reversal of our existing deferred items, partially offset by increased tax benefit from higher losses in 2024 at our TRS entities.

We recognized income tax expense of $17.3 million for the year ended December 31, 2022. The prior year-over-year decrease is due primarily to GAAP income taxes associated with the net lease modification income recognized in 2022.

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

Accounting pronouncements adopted in the current year

We adopted Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires disclosure of incremental segment information, including segment expense categories, on an annual and interim basis. The segment expense categories and amounts disclosed in prior periods within Note 14 are based on the significant expense categories identified and disclosed in the period of adoption. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recent accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid net of refunds. (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state and foreign). The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses", which requires disaggregated disclosure of income statement expenses. The ASU does not change the expense captions an entity presents on the face of the income statement. Rather, it requires disclosure in a tabular format of the disaggregation of any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depletion. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 should be applied on a prospective basis, while retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

Note 3 — Significant Transactions

Real estate dispositions

During the years ended December 31, 2024, 2023, and 2022, we sold properties as summarized below (dollars in thousands):

	Year ended December 31,
	2024	2023	2022
Number of properties sold	2	1	4
Gain on sale of real estate	$10,600	$6,138	$175,863

During the year ended December 31, 2024, we sold a fully renovated waterfront property with 276 units in the Edgewater neighborhood of Miami, Florida, for a gross sales price of $190.0 million and recognized a gain from the sale of $10.6 million. The property was acquired in August 2020. We also sold a majority of our partnership interest in St. George Villas, a small, 40-unit, income-restricted property in South Carolina. As a result, we derecognized the assets and liabilities associated with the property in February 2024.

During the year ended December 31, 2023, we sold a land parcel in downtown Fort Lauderdale, for a gross sales price of $31.2 million and recognized a gain from the sale of $6.1 million. The land parcel was purchased in January 2022. In conjunction with this sale, we provided seller financing with a stated value of $21.2 million that was recorded net of $3.8 million of variable consideration. The financing matures at 18 months, with an option to extend for an additional six months. In addition, we recognized a $1.9 million gain from the contribution of real estate to an unconsolidated joint venture.

During the year ended December 31, 2022, we sold three operating properties and one land parcel for an aggregate gross sales price of $267.3 million and recognized an aggregate gain from the sales of $175.9 million.

Redemptions and purchases of noncontrolling interests

In December 2024, we purchased all of the outstanding common noncontrolling interest and redeemed the promoted interest from our development partner in the Upton Place property for a cash purchase price of $20.9 million. We also partially redeemed a preferred equity interest in the Upton Place property for a cash redemption amount of $38.5 million. Aimco continues to consolidate the Upton Place property as of December 31, 2024; therefore, the changes in ownership interest were accounted for as equity transactions. The transactions resulted in reductions of Noncontrolling interests in consolidated real estate partnerships of $9.2 million, Redeemable noncontrolling interests in consolidated real estate partnerships of $38.5 million, Accrued liabilities and other of $1.8 million, and Additional paid-in capital of $9.9 million.

Note 4 — Lease Arrangements

Aimco as Lessor

Our apartment homes and commercial spaces are leased to tenants under operating leases. As of December 31, 2024, our apartment home leases generally have initial terms of 24 months or less. As of December 31, 2024, our commercial space leases have initial terms between 5 and 15 years and represent approximately 7% to 8% of our total revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and other certain conditions.

Our apartment home and commercial lease agreements do not contain residual value guarantees. As we are the lessor of real estate assets which tend to either hold their value or appreciate, residual value risk is not deemed to be substantial. Furthermore, we are insured for a portion of our real estate assets’ exposure to casualty losses resulting from fire, earthquake, hurricane, tornado, flood, and other perils.

We have a sublease arrangement providing space within our corporate office for fixed rents, commencing on January 1, 2021, and expiring on May 31, 2029. For the years ended December 31, 2024, 2023, and 2022, we recognized sublease income of $1.4 million, $1.4 million, and $1.4 million, respectively.

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements and other services. We have elected the practical expedient to not separate non-lease components from associated lease components in accordance with ASC 842. For the years ended December 31, 2024, 2023, and 2022, our total lease income was comprised of the following amounts for all residential and commercial property leases (in thousands):

	Year ended December 31,
	2024	2023	2022
Fixed lease income	$186,869	$172,580	$176,080
Variable lease income	15,121	13,892	13,654
Total lease income	$201,990	$186,472	$189,734

Future minimum lease payments that are contractually due to us from our office space sublease and commercial space leases, excluding extension options, as of December 31, 2024, are as follows (in thousands):

	Corporate Office Sublease	Commercial Leases
2025	$1,423	$2,435
2026	1,433	2,298
2027	1,443	2,112
2028	1,453	2,023
2029	630	2,074
Thereafter	—	15,898
Total	$6,382	$26,840

Aimco as Lessee

Lease Arrangements

We are lessee to finance leases for the land underlying our development sites at Upton Place, Strathmore Square, and Oak Shore. We have operating leases primarily for corporate office space. Substantially all of our office lease payments are fixed. See the table below for lease costs, net of capitalized finance lease costs, for the years ended December 31, 2024, 2023, and 2022.

	Year ended December 31,
	2024	2023	2022
Operating lease costs	$1,504	$1,514	$1,084
Finance lease costs:
Amortization of right-of-use assets, net of capitalized amounts	1,092	—	6,731
Interest on lease liabilities, net of capitalized amounts	6,300	282	7,465
Total lease costs, net of capitalized amounts	$8,896	$1,796	$15,280

Our finance lease for the land at Oak Shore provides Aimco with the option to terminate the lease after the property reaches stabilization, subject to certain conditions. The lease term includes the periods covered by this option. The weighted-average remaining terms and discount rates for our operating and finance leases are summarized in the table below as of December 31, 2024 and 2023.

	2024	2023
Weighted average remaining lease term (years):
Operating leases	4.3	5.2
Finance leases	92.5	93.4

Weighted-average discount rate:
Operating leases	3.5%	3.3%
Finance leases	6.1%	6.1%

As of December 31, 2024 and 2023, operating lease right-of-use lease assets of $4.7 million and $6.2 million, respectively, are included in Other assets, net in our Consolidated Balance Sheets. As of December 31, 2024 and 2023, operating lease liabilities of $9.2 million and $11.5 million, respectively, are included in Accrued liabilities and other in our Consolidated Balance Sheets.

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

We have provided a lessor with a residual value guarantee of $6.1 million, which provides that if the residual value of the leased asset is less than the specified residual value guarantee at the earlier of lease expiration or termination, we are required to pay the difference.

Lease Termination Agreement

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

Annual Future Minimum Lease Payments

Combined minimum annual lease payments under operating and finance leases are as follows as of December 31, 2024 (in thousands):

	Operating Leases	Finance Leases
2025	$2,195	$4,146
2026	2,341	4,954
2027	2,380	5,483
2028	2,181	5,596
2029	800	5,708
Thereafter	—	1,421,989
Total	9,897	1,447,876
Less: Discount	(719)	(1,326,031)
Total lease liabilities	$9,178	$121,845

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

In addition, we have seven unconsolidated VIEs for which we are not the primary beneficiary because we are not their primary decision maker. The seven unconsolidated VIEs include four unconsolidated real estate partnerships that hold four apartment communities in San Diego, California, the Mezzanine Investment, our passive equity investment in IQHQ, and an unconsolidated investment in land held for development in Bethesda, Maryland. Our maximum exposure to loss, because of our involvement with the unconsolidated VIEs, is limited to the carrying value of their assets.

The details of our consolidated and unconsolidated VIEs, excluding those of Aimco Operating Partnership, are summarized in the table below as of December 31, 2024 and 2023 (in thousands, except for Count of VIEs):

	As of December 31, 2024		As of December 31, 2023
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Count of VIEs	6	7	5	8
Assets
Net real estate	$593,837	$—	$466,719	$—
Cash and cash equivalents	4,625	—	3,940	—
Restricted cash	14,913	—	—	—
Notes receivable	18,571	—	17,432	—
Right-of-use lease assets - finance leases	107,714	—	108,992	—
Other assets, net	26,028	26,226	19,393	82,948
Liabilities
Non-recourse construction loans, net	385,240	—	201,103	—
Lease liabilities - finance leases	121,845	—	118,697	—
Accrued liabilities and other	14,518	33,500	35,881	31,018

In September 2024, we secured a $55.5 million preferred equity commitment from a third-party for the development of a luxury water-front rental development, located at 640 NE 34th Street in Miami, Florida. In addition, we secured a non-recourse construction loan commitment for up to $172.0 million that has a maturity date of October 1, 2028, prior to the consideration of a one year extension option. As a result, we performed a reassessment of the entity that owns the property located at 640 NE 34th Street, concluding that it became a VIE and that we are the primary beneficiary. While the consolidation status did not change as it was already consolidated prior to the VIE assessment, its assets and liabilities as of December 31, 2024 are incorporated in the table above.

In December 2024, we closed on the sale of our ownership interest in an unconsolidated investment in land held for development in the Edgewater neighborhood of Miami, Florida. Refer to Note 2 for additional discussion of the OTTI recognized in connection with this transaction.

Note 6 —Debt

Non-recourse property debt

We finance apartment communities in our portfolio primarily using property-level, non-recourse, long-dated, fixed-rate debt. The following table summarizes non-recourse property debt as of December 31, 2024 and 2023 (in thousands):

				As of December 31,
	Maturity Date	Contractual Interest Rate Range	Weighted-Average Interest Rate	2024	2023
Fixed-rate property debt	June 1, 2029 to June 1, 2033	2.78% to 4.68%	4.39%	$689,885	$771,202
Variable-rate property debt				—	81,300
Total non-recourse property debt				$689,885	$852,502

Assumed debt fair value adjustment, net of accumulated amortization				—	871
Debt issuance costs, net of accumulated amortization				(4,465)	(7,075)
Total non-recourse property debt, net				$685,420	$846,298

Principal and interest on our non-recourse property debt are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. As of December 31, 2024, our property debt was secured by 16 properties with an aggregate net book value of $329.3 million. These non-recourse property debt instruments contain financial covenants common to the type of borrowing, and as of December 31, 2024, we were in compliance with all such covenants.

As of December 31, 2024, the scheduled principal amortization and maturity payments for the non-recourse property debt were as follows (in thousands):

	Amortization	Maturities	Total
2025	$1,472	$—	$1,472
2026	1,522	—	1,522
2027	1,573	—	1,573
2028	1,627	—	1,627
2029	1,682	179,646	181,328
Thereafter	2,781	499,582	502,363
Total	$10,657	$679,228	$689,885

Non-recourse construction loans

Our construction loans, which are primarily non-recourse loans except for customary construction loan guarantees, are summarized in the following table as of December 31, 2024 and 2023 (in thousands):

				As of December 31,
	Maturity Date	Contractual Interest Rate Range	Weighted-Average Interest Rate	2024	2023
Fixed-rate construction loans	December 23, 2025 to December 23, 2052	3.25% to 13.00%	7.34%	$261,792	$41,829
Variable-rate construction loans	June 3, 2025 to October 1, 2028	7.09% to 8.86%	7.56%	131,958	267,692
Total non-recourse construction loans				$393,750	$309,521

Assumed debt fair value adjustment, net of accumulated amortization				(339)	(351)
Debt issuance costs, net of accumulated amortization				(8,171)	(7,727)
Total non-recourse construction loans, net				$385,240	$301,443

Interest-only payments on our construction loans are generally payable monthly with balloon payments due at maturity. As of December 31, 2024, our construction debt was secured by 4 properties with an aggregate net book value of $554.6 million.

As of December 31, 2024, the scheduled principal maturity payments, prior to the consideration of extension options, for the non-recourse construction loans were as follows (in thousands):

Principal Maturity Payments
2025	$153,843
2026	—
2027	—
2028	233,407
2029	—
Thereafter	6,500
Total	$393,750

Revolving Credit Facility

In December 2020, we entered into a credit agreement that provides for a $150.0 million secured credit facility, with a $20.0 million swingline loan sub-facility and a $30.0 million letter of credit sub-facility. We can request incremental commitments under the credit agreement up to an aggregate principal amount of $300.0 million. Our revolving secured credit facility matures in December 2025. The revolving loans (other than the swingline) will bear interest, at our option, at a per annum rate equal to (a) SOFR plus a margin of 2.11448% or (b) a base rate plus a margin of 1.00%. Swingline loans made under the revolving credit facility will bear interest at a per annum rate equal to the base rate plus a margin of 1.00%. The base rate is defined as a fluctuating per annum rate of interest equal to the highest of (x) the overnight bank funding rate as reported by the Federal Reserve Bank of New York, plus 0.5%, (y) PNC Bank, National Association’s prime rate and (z) the daily SOFR Rate plus 1.00%. If the SOFR Rate determined under any referenced method would be less than 0.25%, such rate shall be deemed 0.25%. We may terminate or, from time to time, reduce the aggregate amount of commitments.

As of December 31, 2024, we had capacity to borrow $148.5 million on our secured revolving credit facility. Under our secured revolving credit facility, we have agreed to maintain a fixed charge coverage ratio of 1.25x, minimum adjusted tangible net worth of $625.0 million, and maximum leverage of 60.0% as defined in the credit agreement, among other customary covenants. We are in compliance with these covenants as of December 31, 2024.

Notes Payable to AIR

In July 2022, we completed the prepayment of $534.1 million of Notes Payable to AIR, which was entered into on December 14, 2020. As a result, we incurred $17.4 million of spread maintenance costs, which are included in Interest expense in our Consolidated Statements of Operations. For the year ended December 31, 2022, we recognized interest expense of $13.7 million associated with the Notes Payable to AIR, which is included in Interest expense in our Consolidated Statements of Operations.

Note 7 — Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of our taxable entities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of December 31, 2024 and 2023 are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax liabilities:
Real estate and real estate partnership basis differences	$101,833	$110,379
Lease liability - finance lease	331	307
Other	—	245
Deferred tax assets:
Right-of-use lease asset - finance lease	338	386
Other	3,059	3,363
Net operating, capital, and other loss carryforwards	10,251	3,953
Valuation allowance for deferred tax assets	(7,766)	(4,664)
Net deferred tax liability	$96,282	$107,893

Our policy is to include any interest and penalties related to income taxes within Income tax benefit (expense) in our Consolidated Statements of Operations.

Significant components of the income tax benefit (expense) including any interest and penalties related to income taxes are as follows and are classified within Income tax benefit (expense) in our Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Current:
Federal	$314	$463	$12,499
State	226	(3,813)	5,840
Total current	540	(3,350)	18,339
Deferred:
Federal	(9,845)	(7,182)	(934)
State	(1,766)	(2,220)	(141)
Total deferred	(11,611)	(9,402)	(1,075)
Total income tax (benefit) expense	$(11,071)	$(12,752)	$17,264

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and income and gains retained by the REIT. For the year ended December 31, 2024, we had consolidated net losses subject to tax of $28.2 million, compared to consolidated net losses subject to tax of $15.2 million for the year ended December 31, 2023 and consolidated net income subject to tax of $88.8 million for the year ended December 31, 2022.

The reconciliation of income tax attributable to operations computed at the United States statutory rate to income tax benefit recognized for the years ended December 31, 2024, 2023, and 2022, is shown below (in thousands):

	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
Tax (benefit) expense at United States statutory rates on consolidated income or loss subject to tax	$(5,929)	21.0%	$(3,189)	21.0%	$18,641	21.0%
US branch profits tax on earnings of foreign subsidiary	(4,171)	14.8%	(3,101)	20.4%	(1,965)	(2.2%)
State income tax, net of federal (benefit) expense	(1,580)	5.6%	(8,320)	54.8%	4,590	5.2%
Effects of permanent differences	(2,781)	9.9%	96	(0.6%)	209	0.2%
Uncertain tax positions	—	0%	—	0%	(4,945)	(5.6%)
Valuation allowance	3,472	(12.3%)	2,270	(14.9%)	1,109	1.2%
Other	(82)	0.2%	(508)	3.3%	(375)	(0.4%)
Change in Tax Rate	—	0%	—	0%	—	0%
Total income tax (benefit) expense	$(11,071)	39.2%	$(12,752)	84.0%	$17,264	19.4%

Income taxes paid totaled approximately $0.9 million, $1.7 million, and $22.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

At December 31, 2024, we had federal and state net operating loss carryforwards ("NOLs"), for which the deferred tax asset was approximately $10.3 million, before a valuation allowance of $6.9 million. The NOLs expire in the years ended 2033 to 2043. Subject to certain separate return limitations, we may use these NOLs to offset a portion of taxable income generated by our TRS entities.

For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, capital gains, qualified dividends, unrecaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2024, 2023, and 2022, tax attributes of dividends per share held for the entire year were estimated to be as follows (unaudited):

	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
Ordinary income	$—	0.0%	$—	0.0%	$0.01	53.5%
Capital gains	—	0.0%	—	0.0%	0.01	46.5%
Qualified dividends	—	0.0%	—	0.0%	—	0.0%
Unrecaptured § 1250 gain	—	0.0%	—	0.0%	—	0.0%
Return of capital	—	0.0%	—	0.0%	—	0.0%
Balance at December 31,	$—	0.0%	$—	0.0%	$0.02	100.0%

A reconciliation of the beginning and ending balance of our unrecognized tax benefits is presented below and is included in Accrued liabilities and other in our Consolidated Balance Sheets (in thousands):

Because the statute of limitations has not yet elapsed, our United States federal income tax returns for the year ended December 31, 2021, and subsequent years and certain of our state income tax returns for the year ended December 31, 2021, and subsequent years are currently subject to examination by the IRS or other taxing authorities. If recognized, the unrecognized tax benefits would affect our effective tax rate.

	2024	2023

Balance at January 1,	$2,092	$2,135
Additions based on tax positions in prior years	47	52
Lapse of applicable statute of limitations	(165)	(95)
Balance at December 31,	$1,974	$2,092

In accordance with the accounting requirements for stock-based compensation, we may recognize tax benefits in connection with the exercise of stock options by employees of our TRS entities and the vesting of restricted stock awards. We recognize the tax effects related to stock-based compensation through earnings in the period the compensation is recognized.

Note 8 — Aimco Equity

Common Stock

Aimco's Board is authorized to issue up to 510,587,500 shares of capital stock, which consists entirely of Common Stock as of December 31, 2024. Aimco had 136,351,966 and 140,576,102 shares of Common Stock issued and outstanding at December 31, 2024 and 2023, respectively.

Stock Repurchases

Aimco's Board has, from time to time, authorized Aimco to repurchase shares of its outstanding Common Stock. The total remaining authorization for future share repurchases is 16.3 million shares of its outstanding Common Stock, subject to certain customary limitations, which may be made from time to time in the open market or in privately negotiated transactions. This remaining authorization has no expiration date. During the years ended December 31, 2024, 2023, and 2022, Aimco repurchased approximately 4.9 million, 6.2 million, and 3.5 million shares of its Common Stock at weighted-average prices of $8.01, $7.33, and $7.21 per share, respectively.

Cash Dividends

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

A special cash dividend of $0.60 per share was declared on December 19, 2024, to stockholders of record on January 14, 2025. The cash dividend was paid on January 31, 2025. The declared dividends are classified within Dividends payable in Aimco's Consolidated Balance Sheets as of December 31, 2024. No dividends were declared or paid during the year ended December 31, 2023. On September 30, 2022, Aimco paid a special cash dividend of $0.02 per share to stockholders of record on September 14, 2022.

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

Entities other than Aimco that hold OP Units receive distributions in an amount equivalent to the dividends paid to holders of Common Stock. During the years ended December 31, 2024 and 2022, the Aimco Operating Partnership declared distributions per common unit of $0.60 and $0.02, respectively. There were no dividends declared or paid during the year ended December 31, 2023.

During the years ended December 31, 2024 and 2023, there were no OP Units redeemed in exchange for shares of Common Stock. During the year ended December 31, 2022, approximately 108,000 OP Units were redeemed in exchange for shares of Common Stock. During the years ended December 31, 2024, 2023, and 2022, approximately 119,000, 149,000, and 33,000 OP Units were redeemed in exchange for cash at aggregate weighted average prices per unit of $8.28, $7.24, and $7.07, respectively.

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

Aimco's Common Stock and OP Unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco's issuance of additional shares of Common Stock and Aimco Operating Partnership’s issuance to Aimco of additional OP Units equal to the number of shares of Common Stock purchased under the options. These equivalents also include unvested market-based restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and OP Units outstanding equal to the number of the shares that vest. OP Unit equivalents also include unvested long-term incentive partnership units. The Common Stock and OP Unit equivalents were not included in the computation of diluted earnings per share and unit for the years ended December 31, 2024, and December 31, 2023, because the effect of their inclusion would be antidilutive. The Common Stock and OP Unit equivalents were included in the computation of diluted earnings per share and unit for the year ended December 31, 2022, because the effect of their inclusion was dilutive. As of December 31, 2024, the Common Stock and OP Unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 3.9 million and 8.2 million, respectively.

Aimco's time-based restricted stock awards receive non-forfeitable dividends similar to shares of Common Stock and OP Units prior to vesting, and our market-based long-term incentive partnership units ("LTIP Units") receive non-forfeitable distributions based on specified percentages of the distributions paid to OP Units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Participating securities were not included in the computation of diluted earnings per share and unit for the years ended December 31, 2024 and December 31, 2023, because the effect of their inclusion would be antidilutive. Participating securities were included in the computation of diluted earnings per share and unit for the year ended December 31, 2022, because the effect of their inclusion was dilutive. As of December 31, 2024, participating securities that could potentially dilute basic earnings per share or unit in future periods totaled 2.5 million.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the years ended December 31, 2024, 2023 and 2022, are as follows (in thousands, except per share and per unit data):

	Year ended December 31,
	2024	2023	2022
Earnings per share
Numerator:
Net income (loss) attributable to Aimco	$(102,468)	$(166,196)	$75,726
Net income (loss) allocated to Aimco participating securities	(1,520)	—	(1,087)
Net income (loss) attributable to Aimco common stockholders	$(103,988)	$(166,196)	$74,639

Denominator - shares:
Basic weighted-average common stock outstanding	138,496	143,618	149,395
Diluted share equivalents outstanding	—	—	1,439
Diluted weighted-average common stock outstanding	138,496	143,618	150,834

Earnings (loss) per share - basic	$(0.75)	$(1.16)	$0.50
Earnings (loss) per share - diluted	$(0.75)	$(1.16)	$0.49

Earnings per unit
Numerator:
Net income (loss) attributable to Aimco Operating Partnership	$(108,109)	$(175,234)	$79,657
Net income (loss) allocated to Aimco Operating Partnership participating securities	(1,520)	—	(1,131)
Net income (loss) attributable to Aimco Operating Partnership's common unit holders	$(109,629)	$(175,234)	$78,526

Denominator - units
Basic weighted-average OP Units outstanding	146,120	151,371	157,317
Diluted OP Unit equivalents outstanding	—	-	1,457
Diluted weighted-average OP Units outstanding	146,120	151,371	158,774

Earnings (loss) per unit - basic	$(0.75)	$(1.16)	$0.50
Earnings (loss) per unit - diluted	$(0.75)	$(1.16)	$0.49

Note 11 — Share-Based Compensation

We have a stock award and incentive program to attract and retain employees and independent directors. As of December 31, 2024, approximately 18.2 million shares were available for issuance under the Second Amended and Restated 2015 Stock Award and Incentive Plan (the “2015 Plan”). The total number of shares available for issuance under this plan may increase due to any forfeiture, cancellation, exchange, surrender, termination or expiration of an award outstanding under the 2015 Plan. Awards under the 2015 Plan may be in the form of stock options, stock, and LTIP Units as authorized under the 2015 Plan. Our plans are administered by the Compensation and Human Resources Committee of the Board.

In connection with the Separation, we entered into an agreement to modify all outstanding awards granted to the holders of such awards. Each outstanding time or performance based Aimco award was converted into one share of Aimco Common Stock and one share of AIR common stock. Generally, all such Aimco equity awards retained the same terms and vesting conditions as the original Aimco equity awards immediately before the Separation.

Following the Separation, compensation expense related to these modified awards for the employees retained by us was incurred by Aimco. The compensation expense related to these modified awards for employees of AIR was incurred by AIR.

For the years ended December 31, 2024, 2023, and 2022, total compensation cost recognized for share-based awards was (in thousands):

	2024	2023	2022
Share-based compensation expense (1)	$6,494	$9,221	$6,441
Capitalized share-based compensation (2)	1,019	1,274	1,016
Total share-based compensation (3)	$7,513	$10,495	$7,457

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

As of December 31, 2024, our share of total unvested compensation cost not yet recognized was $8.0 million. We expect to recognize this compensation cost over a weighted-average period of approximately 1.4 years. The aggregate fair value of the vested Restricted Stock Awards and LTIP I Units during each of the years ended December 31, 2024, 2023, and 2022 was $2.1 million, $0.9 million, and $0.6 million, respectively.

For our employees, we grant restricted stock awards and two forms of LTIP Units that are subject to time-based vesting and require continuous employment, typically over a period of three to five years from the grant date, and we refer to these awards as Time-Based Restricted Stock, Time-Based LTIP I Units, and Time-Based LTIP II Units. We also grant stock options, restricted stock awards, and two forms of LTIP Units, that vest conditioned on our total shareholder return (“TSR”), relative to identified indices over a forward-looking performance period of three years. We refer to these awards as TSR Stock Options, TSR Restricted Stock, and TSR LTIP II Units. Earned TSR-based awards, if any, will generally vest over a period of three to four years from the grant date, based on continued employment. Vested LTIP II Units may be converted at the holders’ option to LTIP Units for a conversion metric over a term of 10 years. Our TSR Stock Options generally expire 10 years from the date of grant.

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

We had Time-Based Restricted Stock, Time-Based LTIP I Units, Time-Based LTIP II Units, TSR Stock Options, TSR Restricted Stock, and TSR LTIP II Units outstanding as of December 31, 2024. The following two tables summarize activity for equity compensation for the year ended December 31, 2024.

	Unvested TSR Stock Options		Time-Based Restricted Stock Awards		TSR Restricted Stock Awards
	Number of Options	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Fair Value	Number of Shares	Weighted-Average Fair Value
Outstanding at beginning of year	529,967	$6.78	2,475,180	$6.87	981,454	$7.71
Granted	317,200	6.66	103,442	7.62	595,999	8.52
Exercised	—	—	N/A	N/A	N/A	N/A
Vested	(317,200)	6.66	(271,158)	7.15	(254,037)	8.54	(1)
Forfeited	—	—	(24,784)	7.36	—	—	(1)
Outstanding at end of year	529,967	$6.78	2,282,680	$6.87	1,323,416	$7.92

(1) Weighted-average grant date fair value is based off pre-Separation values when the awards were granted.

	Unvested LTIP I Units		Unvested TSR LTIP II Units		Unvested Time LTIP II Units		Convertible LTIP II Units
	Number of Units	Weighted-Average Fair Value (1)	Number of Units	Weighted-Average Conversion Metric	Number of Units	Weighted-Average Conversion Metric	Number of Units	Weighted-Average Conversion Metric
Outstanding at beginning of year	2,294	$53.39	900,535	$5.51	—	$—	1,310,624	$7.23
Granted	—	—	555,556	4.62	—	—	—	—
Exercised	N/A	N/A	—	—	—	—	—	—
Vested	(2,294)	53.39	(558,985)	4.63	—	—	558,985	4.63
Forfeited	—	—	—	—	—	—	—	—
Outstanding at end of year	—	$—	897,106	$5.51	—	$—	1,869,609	$6.45

(1) Weighted-average grant date fair value is based off pre-Separation values when the awards were granted.

The aggregate intrinsic values are calculated as the difference between the closing price of Aimco common stock on the last trading day of the year and the exercise price multiplied by the number of in-the-money TSR Stock Options and LTIP II Units had they all been exercised and converted, respectively, on December 31, 2024. The aggregate intrinsic values for those that were exercisable or convertible and unvested were $5.7 million and $5.1 million, respectively.

The following table summarizes the unvested equity, exercisable stock options and convertible LTIP II units that are potentially dilutive to Aimco and Aimco Operating Partnership as of December 31, 2024 (in thousands, except shares):

Awards	Aimco	Unvested Compensation Not Yet Recognized (1)
TSR Stock Options	529,967	$—
Time-Based Restricted Stock Awards	2,282,680	4,324
TSR Restricted Stock Awards	1,323,416	3,687
TSR LTIP II Units	897,106	—
Total awards	5,033,169	$8,011

(1) Unvested compensation not yet recognized represents our compensation cost for our employees. Compensation costs related to shares issued to AIR employees are recognized by AIR.

In addition to the potentially dilutive awards held by Aimco employees, AIR employees and former AIR employees hold 0.8 million stock options and 1.0 million TSR LTIP II Units. The weighted average exercise price of stock-based options held by AIR and former AIR employees is $4.61 per share; the weighted average exercise price of LTIP II Units held by AIR and former AIR employees is $5.62 per unit.

Determination of Grant-Date Fair Value Awards

We estimated the fair value of TSR-based awards granted in 2024, 2023, and 2022 using a Monte Carlo simulation valuation method. Under this method, the prices of the indices and shares of our Common Stock were simulated through the end of the performance period. The correlation matrix between shares of our Common Stock and the indices, as well as the corresponding return volatilities, were developed based upon an analysis of historical data.

The following table includes the assumptions used for the valuation of TSR-based awards that were granted in 2024, 2023, and 2022.

TSR Award Assumptions	2024	2023	2022
Grant date market value of a common share	$7.43	$7.59	$6.96
Risk-free interest rate	4.11%-5.20%	3.89%-4.73%	0.19%-1.38%
Dividend yield	0%	0%	0%
Expected volatility	31.28%-33.16%	34.08%-36.19%	32.09%-33.04%
Derived vesting period of TSR Restricted Stock	3	3	3
Weighted average expected term of TSR Stock Options, TSR LTIP I Units, and TSR LTIP II Units	N/A	N/A	4.9

Note 12 — Fair Value Measurements and Disclosures

Recurring Fair Value Measurements

In determining the fair value of our financial instruments, we apply Accounting Standards Codification ("ASC") 820, “Fair Value Measurement and Disclosures”. Fair value hierarchy under ASC 820 distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (Levels 1 and 2) and the reporting entity’s own assumptions about market participant data (Level 3). Fair value estimates may differ from the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.

From time to time, we purchase interest rate swaps, caps, and other instruments to provide protection against increases in interest rates on our variable rate debt. These instruments are presented as Interest rate contracts in our Consolidated Balance Sheets. As of December 31, 2024, we held interest rate caps with a maximum notional value of $370.3 million. These instruments were acquired for $3.5 million, and the fair value of these instruments is $0.9 million as noted in the table below.

During the year ended December 31, 2023, we monetized the $1.5 billion notional amount interest rate swaption, purchased in conjunction with the Mezzanine Investment to protect against future interest rate increases, for gross proceeds of $54.2 million.

On a recurring basis, we measure at fair value our interest rate contracts. Our interest rate contracts are classified within Level 2 of the GAAP fair value hierarchy, and we estimate their fair value using pricing models that rely on observable market information, including contractual terms, market prices, and interest rate yield curves. The fair value adjustment is included in earnings in Realized and unrealized gains (losses) on interest rate contracts in our Consolidated Statements of Operations. Changes in fair value are reflected as a non-cash transaction in adjustments to arrive at cash flows from operations, any upfront premium is reflected in Purchase of interest rate contracts, and any proceeds are reflected in Proceeds from interest rate contracts in our Consolidated Statements of Cash Flows.

As of December 31, 2024 and 2023, we had investments in stock of $1.6 million and $2.9 million, respectively, classified within Level 1 of the GAAP fair value hierarchy. In addition, as of December 31, 2024 and 2023, we had investments in property technology funds of $3.5 million and $2.5 million, respectively, in entities that develop technology related to the real estate industry. These investments are measured at net asset value (“NAV”) as a practical expedient. The period of time over which the underlying assets in these investments are expected to be liquidated is unknown. See Note 13 for further information regarding unfunded commitments related to these investments.

The following table summarizes the fair value of our interest rate contracts, investments in stock, and our investments in real estate technology funds as of December 31, 2024 and 2023 (in thousands):

	As of December 31, 2024				As of December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Interest rate contracts	$862	$—	$862	$—	$5,237	$—	$5,237	$—
Investments in stock	1,573	1,573	—	—	2,868	2,868	—	—
Investments in real estate technology funds (1)	3,468	—	—	—	2,508	—	—	—
Total assets	$5,903	$1,573	$862	$—	$10,613	$2,868	$5,237	$—

(1) Investments measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents and restricted cash approximated their fair value as of December 31, 2024 and 2023, and are categorized within Level 1 of the GAAP fair value hierarchy. We estimate the fair value of our debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, debt service coverage ratios, and loan to value ratios. We classify the fair value of our non-recourse property debt and non-recourse construction loans within Level 2 of the GAAP fair value hierarchy based on the significance of certain of the observable inputs used to estimate their fair value.

The following table summarizes carrying value and fair value of our non-recourse property debt and non-recourse construction loans as of December 31, 2024 and 2023 (in thousands):

	As of December 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$689,885	$641,563	$852,502	$807,240
Non-recourse construction loans	393,750	393,756	309,521	309,170
Total	$1,083,635	$1,035,319	$1,162,023	$1,116,410

Nonrecurring Fair Value Measurements

Mezzanine Investment

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

Investment in IQHQ

During the year ended December 31, 2024, we recorded a non-cash impairment charge of $48.6 million related to our passive equity investment in IQHQ. This impairment charge was derived using a third-party valuation of IQHQ, which incorporated fair value estimates of properties owned by IQHQ. The fair value estimates of the properties owned by IQHQ were determined by discounted cash flow analyses and references to market comparable data.

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

Note 13 — Commitments and Contingencies

Commitments

In connection with our development, redevelopment, and other capital additions activities, we have entered into various construction-related contracts, and have made commitments to complete development and redevelopment of certain real estate, pursuant to financing or other arrangements. As of December 31, 2024, we had remaining commitments for non-recourse construction-related contracts of $146.9 million, with $157.0 million undrawn on our construction loans.

As of December 31, 2024, we have remaining unfunded commitments of $1.4 million related to our investments in property technology funds invested in entities that develop technology related to the real estate industry. The timing of the remaining funding of these commitments is uncertain.

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

Note 14 — Business Segments

We have three segments: (i) Development and Redevelopment; (ii) Operating; and (iii) Other.

Our Development and Redevelopment segment consists of properties that are under construction or have not achieved stabilization, as well as land held for development. As of December 31, 2024, our Development and Redevelopment segment consists of 9 properties, including one under construction and three substantially completed and in lease-up.

Our Operating segment includes 20 residential apartment communities with 5,243 apartment homes that have achieved a stabilized level of operations as of January 1, 2023 and maintained it throughout the current year and comparable period. We aggregate all our apartment communities that have reached stabilization into our Operating segment.

Our Other segment consists of properties currently owned that are not included in our Development and Redevelopment or Operating segments. Our Other segment includes The Benson Hotel, our only hotel.

During the first quarter of 2024, we revised the information regularly reviewed by our President and Chief Executive Officer, the chief operating decision maker ("CODM"), to assess our operating performance. As a result, we reclassified The Benson Hotel from the Development and Redevelopment segment to the Other segment. In addition, during the year ended December 31, 2024, we disposed of a majority of our partnership interest in St. George Villas, which was previously reported within the Other segment, and The Hamilton, which was previously reported within the Development and Redevelopment segment. We also reclassified as held for sale 1001 Brickell Bay Drive, which was previously reported within the Other segment, and Yacht Club Apartments, which was previously reported in our Operating segment. Prior period segment information has been recast based upon our current segment population, and is consistent with how our CODM evaluates the business.

Our CODM evaluates performance and allocates resources for all of our segments using property net operating income ("PNOI"), which is our measure of segment profit or loss. PNOI is defined as rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, including utility reimbursements, for the consolidated communities; but excluding

•
the results of four apartment communities with an aggregate 142 apartment homes that we neither manage nor consolidate, our investment in IQHQ, the Mezzanine Investment, and investments in real estate technology funds; and
•
property management costs and casualty gains or losses, reported in consolidated amounts, in our assessment of segment performance.

Our CODM uses historical and projected PNOI to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget process. PNOI is used to review operating trends, perform analytical comparisons between periods, and to monitor budget-to-actual variances on at least a quarterly basis in order to assess performance and allocate resources. The corporate goals, which impact short term incentive compensation for employees, also include consideration of PNOI.

The accounting policies of segments are the same as those described in the summary of significant accounting policies described in Note 2.

The following tables present the results of operations of consolidated properties with our segments for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Development and Redevelopment	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
December 31, 2024
Rental and other property revenues	$9,852	$140,099	$6,690	$7,977	$44,061	$208,679
Controllable operating expenses(3)	4,527	18,567	6,746	—	6,239	36,079
Real estate taxes, net of capitalized amounts	1,963	16,653	593	—	7,312	26,521
Utilities expense, net of utility reimbursements	1,959	3,096	255	7,977	1,410	14,697
Property insurance expense, net of capitalized amounts	1,019	2,773	118	—	2,059	5,969
Other property operating expenses (4)	—	—	—	—	7,718	7,718
Property operating expenses	9,468	41,089	7,712	7,977	24,738	90,984
Property net operating income (loss)	384	99,010	(1,022)	—	19,323	117,695
Other operating expenses not allocated to segments (5)	—	—	—	—	(119,196)	(119,196)
Other items included in income before income tax (6)	—	—	—	—	(105,570)	(105,570)
Income (loss) before income tax	$384	$99,010	$(1,022)	$—	$(205,443)	$(107,071)

	Development and Redevelopment	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
December 31, 2023
Rental and other property revenues	$109	$134,078	$2,691	$6,800	$43,317	$186,995
Controllable operating expenses(3)	670	18,094	4,029	—	6,096	28,889
Real estate taxes, net of capitalized amounts	84	15,513	475	—	5,634	21,706
Utilities expense, net of utility reimbursements	114	3,144	179	6,800	1,432	11,669
Property insurance expense, net of capitalized amounts	59	2,605	27	—	2,111	4,802
Other property operating expenses (4)	—	—	—	—	6,646	6,646
Property operating expenses	927	39,356	4,710	6,800	21,919	73,712
Property net operating income (loss)	(818)	94,722	(2,019)	—	21,398	113,283
Other operating expenses not allocated to segments (5)	—	—	—	—	(101,699)	(101,699)
Other items included in income before income tax (6)	—	—	—	—	(181,655)	(181,655)
Income (loss) before income tax	$(818)	$94,722	$(2,019)	$—	$(261,956)	$(170,071)

	Development and Redevelopment	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
December 31, 2022
Rental and other property revenues	$24	$124,443	$—	$7,306	$58,571	$190,344
Controllable operating expenses(3)	126	17,226	383	—	9,389	27,124
Real estate taxes, net of capitalized amounts	64	15,674	74	—	6,955	22,767
Utilities expense, net of utility reimbursements	1	3,082	—	7,306	1,397	11,786
Property insurance expense, net of capitalized amounts	—	1,821	—	—	1,328	3,149
Other property operating expenses (4)	—	—	—	—	6,966	6,966
Property operating expenses	191	37,803	457	7,306	26,035	71,792
Property net operating income (loss)	(167)	86,640	(457)	—	32,536	118,552
Other operating expenses not allocated to segments (5)	—	—	—	—	(198,640)	(198,640)
Other items included in income before income tax (6)	—	—	—	—	189,510	189,510
Income (loss) before income tax	$(167)	$86,640	$(457)	$—	$23,406	$109,422
(1)
Represents the reclassification of utility reimbursements, which are included in Rental and other property revenues in our Consolidated Statements of Operations, in accordance with GAAP, from revenues to property operating expenses for the purpose of evaluating segment results.
(2)
Includes the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any. Also includes property management expenses and casualty gains and losses, which are included in consolidated property operating expenses and are not part of our segment performance measure.
(3)
Controllable operating expenses primarily consists of property personnel costs, marketing, repairs and maintenance, turnover, and contract services expense.
(4)
Other property operating expenses include property management costs and casualty gains or losses.
(5)
Other operating expenses not allocated to segments consists of depreciation and amortization and general and administrative expense.
(6)
Other items included in Income before income tax benefit (expense) consists primarily of lease modification income, gain on disposition of real estate, interest income, interest expense, mezzanine investment income (loss), net, realized and unrealized gains (losses) on interest rate contracts, and realized and unrealized gains (losses) on equity investments.

Net real estate and non-recourse property debt, net, of our segments as of December 31, 2024 and 2023, were as follows (in thousands):

	Development and Redevelopment	Operating	Other	Corporate (1)	Total
As of December 31, 2024
Buildings and improvements	$620,000	$653,184	$75,741	$—	$1,348,925
Land	165,633	231,046	1,503	—	398,182
Total real estate	785,633	884,230	77,244	—	1,747,107
Accumulated depreciation	(20,872)	(468,040)	(10,362)	—	(499,274)
Net real estate	$764,761	$416,190	$66,882	$—	$1,247,833

Non-recourse property debt and construction loans, net	$385,240	$685,420	$—	$—	$1,070,660

	Development and Redevelopment	Operating	Other	Corporate (1)	Total
As of December 31, 2023
Buildings and improvements	$492,993	$655,059	$75,725	$370,025	$1,593,802
Land	163,513	231,047	1,503	224,758	620,821
Total real estate	656,506	886,106	77,228	594,783	2,214,623
Accumulated depreciation	(952)	(456,360)	(4,204)	(119,286)	(580,802)
Net real estate	$655,554	$429,746	$73,024	$475,497	$1,633,821

Non-recourse property debt and construction loans, net	$201,103	$686,147	$—	$260,491	$1,147,741

(1)
During the years ended December 31, 2024 and 2023 certain properties were sold or reclassified as held for sale, and therefore are not included in our segment balance sheets at year end. We added a Corporate column to the tables above for presentation purposes to display these assets and the associated debt as of December 31, 2023.

Capital additions within our segments for the years ended December 31, 2024, 2023 and 2022, were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Development and Redevelopment	$126,125	$258,888	$159,419
Operating	12,772	11,788	23,997
Other	26	8,782	33,201
Corporate amounts not allocated to segments (1)	2,749	13,463	56,763
Total capital additions	$141,672	$292,921	$273,380

(1)
During the years ended December 31, 2024, 2023 and 2022, certain capital additions pertained to properties that were sold or reclassified as held for sale, and therefore are not included in our segments as capital additions at those respective year ends. We added a Corporate row to the table above for presentation purposes to display these capital additions as of December 31, 2024, 2023 and 2022, respectively.

In addition to the amounts disclosed in the tables above, as of December 31, 2024, the Development and Redevelopment segment right-of-use lease assets and lease liabilities aggregated to $107.7 million and $121.8 million, respectively, and as of December 31, 2023, aggregated to $109.0 million and $118.7 million, respectively. As of December 31, 2024, right-of-use lease assets and lease liabilities primarily related to our investments in Upton Place, Strathmore Square and Oak Shore.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2024

(In Thousands)

						(2)	Gross Amount at Which
			Initial Costs			Costs Capitalized	Carried at Close of Period		(3)	(4)	(5)
				Buildings and	Total Initial	Subsequent to		Buildings and	Total Carrying	Accumulated	Date
	Location	Encumbrances	Land	Improvements	Acquisition Costs	Acquisition	Land	Improvements	Value	Depreciation	Acquired
Operating:
118-122 West 23rd Street	New York, NY	(16,472)	14,985	23,459	38,444	6,220	14,985	29,679	44,664	(13,623)	Jun 2012
173 E. 90th Street	New York, NY	(12,138)	12,066	4,535	16,601	8,857	12,066	13,392	25,458	(7,533)	May 2004
237-239 Ninth Avenue	New York, NY	(6,148)	8,495	1,866	10,361	1,849	8,495	3,715	12,210	(2,561)	Mar 2005
1045 on the Park Apartments Homes	Atlanta, GA	(6,007)	2,793	6,662	9,455	1,548	2,793	8,210	11,003	(3,322)	Jul 2013
2200 Grace	Lombard, IL	(11,193)	642	7,788	8,430	531	642	8,319	8,961	(6,108)	Aug 2018
Bank Lofts	Denver, CO	(18,540)	3,525	9,045	12,570	5,546	3,525	14,591	18,116	(9,382)	Apr 2001
Bluffs at Pacifica, The	Pacifica, CA	—	8,108	4,132	12,240	18,013	8,108	22,145	30,253	(16,367)	Oct 2006
Elm Creek	Elmhurst, IL	(78,095)	5,910	30,830	36,740	30,357	5,910	61,187	67,097	(42,311)	Dec 1997
Evanston Place	Evanston, IL	(46,670)	3,232	25,546	28,778	16,994	3,232	42,540	45,772	(27,067)	Dec 1997
Hillmeade	Nashville, TN	(46,026)	2,872	16,070	18,942	22,985	2,872	39,055	41,927	(29,530)	Nov 1994
Hyde Park Tower	Chicago, IL	(29,484)	4,731	14,927	19,658	14,818	4,731	29,745	34,476	(17,877)	Oct 2004
Plantation Gardens	Plantation, FL	(60,133)	3,773	19,443	23,216	24,796	3,773	44,239	48,012	(34,354)	Oct 1999
Royal Crest Estates (Warwick)	Warwick, RI	—	22,433	24,095	46,528	7,909	22,433	32,004	54,437	(27,539)	Aug 2002
Royal Crest Estates (Nashua)	Nashua, NH	(173,435)	68,230	45,562	113,792	17,139	68,231	62,700	130,931	(56,440)	Aug 2002
Royal Crest Estates (Marlboro)	Marlborough, MA	(68,495)	25,178	28,786	53,964	14,240	25,178	43,026	68,204	(37,379)	Aug 2002
Waterford Village	Bridgewater, MA	—	29,110	28,101	57,211	13,985	29,110	42,086	71,196	(36,001)	Aug 2002
Eldridge	Elmhurst, IL	(26,691)	3,483	35,706	39,189	163	3,483	35,869	39,352	(4,432)	Aug 2021
Wexford Village	Worcester, MA	—	6,349	17,939	24,288	5,838	6,349	23,777	30,126	(19,207)	Aug 2002
Willow Bend	Rolling Meadows, IL	(43,501)	2,717	15,437	18,154	18,588	2,717	34,025	36,742	(29,355)	May 1998
Yorktown Apartments	Lombard, IL	(46,857)	2,413	10,374	12,787	52,506	2,413	62,880	65,293	(47,652)	Dec 1999
Total Operating		(689,885)	231,045	370,303	601,348	282,882	231,046	653,184	884,230	(468,040)

Development and redevelopment:
Bioscience 4	Aurora, CO	—	—	—	—	5,021	—	5,021	5,021	—	Feb 2023
34th Street	Miami, FL	(18,407)	19,582	—	19,582	41,840	19,872	41,550	61,422	—	Jul 2021
One Edgewater	Miami, FL	—	12,377	—	12,377	5,767	14,560	3,584	18,144	—	Jul 2021
Flying Horse	Colorado Springs, CO	—	4,257	—	4,257	3,860	4,269	3,848	8,117	—	Jul 2021
Oak Shore	Corte Madera, CA	(19,651)	—	—	—	57,326	—	57,326	57,326	(1,773)	Jun 2021
Upton Place	Washington, DC	(215,000)	—	21,280	21,280	275,084	—	296,364	296,364	(14,566)	Dec 2020
Strathmore Square	Washington, DC	(140,692)	—	—	—	160,391	—	160,391	160,391	(4,533)	Feb 2022
300 W. Broward Blvd.	Ft. Lauderdale, FL	—	21,355	—	21,355	16,485	20,616	17,224	37,840	—	Jan 2022
Fitzsimons Phase Four	Aurora, CO	—	2,016	—	2,016	2,193	2,040	2,169	4,209	—	Dec 2022
Sears Parcel 1	Ft. Lauderdale, FL	—	68,485	—	68,485	25,037	68,485	25,037	93,522	—	Jun 2022
Sears Parcel 2	Ft. Lauderdale, FL	—	20,737	—	20,737	3,958	20,460	4,235	24,695	—	Jul 2022
Sears Parcel 3	Ft. Lauderdale, FL	—	16,402	—	16,402	2,180	15,331	3,251	18,582	—	Jun 2022
Total Development and redevelopment		(393,750)	165,211	21,280	186,491	599,142	165,633	620,000	785,633	(20,872)

Other:
The Benson Hotel	Aurora, CO	—	1,503	4,414	5,917	71,327	1,503	75,741	77,244	(10,362)	Jan 2021
Total Other		—	1,503	4,414	5,917	71,327	1,503	75,741	77,244	(10,362)

Held for sale:
1001 Brickell Bay Drive	Miami, FL	(81,300)	150,018	152,791	302,809	11,552	150,018	164,343	314,361	(90,897)	Jul 2019
Yacht Club Apartments	Miami, FL	(77,949)	31,362	32,214	63,576	21,832	31,363	54,045	85,408	(35,943)	Dec 2003
Total Held for sale		(159,249)	181,380	185,005	366,385	33,384	181,381	218,388	399,769	(126,840)

Debt issuance costs and other non-cash adjustments (1)		13,336

Total Portfolio		$(1,229,548)	$579,139	$581,002	$1,160,141	$986,735	$579,563	$1,567,313	$2,146,876	$(626,114)

(1)
Includes unamortized fair market adjustments of debt assumed in the acquisition of properties.
(2)
Includes costs capitalized since acquisition or date of initial acquisition of the community.
(3)
The aggregate cost of land and depreciable property for federal income tax purposes was approximately $1.6 billion as of December 31, 2024. (unaudited)
(4)
Depreciable life for buildings and improvements ranges from five to 30 years and is calculated on a straight-line basis.
(5)
Date we acquired the apartment community or first acquired the partnership that owns the community.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Years Ended December 31, 2024, 2023, and 2022

(In Thousands)

	2024	2023	2022
Total real estate balance at beginning of year	$2,214,623	$1,963,483	$1,791,499
Additions during the year:
Acquisitions	—	1,893	146,236
Capital additions	141,672	292,921	273,380
Dispositions	(193,878)	(30,347)	(233,308)
Write-offs of fully depreciated assets and other	(15,541)	(13,327)	(14,324)
Amounts related to assets held for sale	(399,769)	—	—
Total real estate balance at end of year	$1,747,107	$2,214,623	$1,963,483

Accumulated depreciation balance at beginning of year	$580,802	$530,722	$561,115
Depreciation	79,609	63,407	143,983
Dispositions	(18,756)	—	(160,052)
Write-offs of fully depreciated assets and other	(15,541)	(13,327)	(14,324)
Amounts related to assets held for sale	(126,840)	—	—
Accumulated depreciation balance at end of year	$499,274	$580,802	$530,722