Form 10-Q
period 2025-03-31
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2025-05-08
CIK 922864, 1820878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

f

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

The number of shares of Apartment Investment and Management Company Class A common stock (“Common Stock”) outstanding as of May 7, 2025: 141,707,657

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

Aimco, through a wholly-owned subsidiary, is the general partner and is, directly, the special limited partner of Aimco OP L.P. (“Aimco Operating Partnership”). As of March 31, 2025, Aimco owned 92.4% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.8% of the economic interest in Aimco Operating Partnership. The remaining 7.6% legal interest is owned by limited partners. The common partnership units of Aimco Operating Partnership are referred to as “OP Units”. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

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

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2025, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

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

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Buildings and improvements	$1,372,255	$1,348,925
Land	397,968	398,182
Total real estate	1,770,223	1,747,107
Accumulated depreciation	(513,868)	(499,274)
Net real estate	1,256,355	1,247,833
Cash and cash equivalents	49,147	141,072
Restricted cash	27,575	31,367
Notes receivable	59,360	58,794
Right-of-use lease assets - finance leases	107,395	107,714
Other assets, net	97,004	94,051
Assets held for sale, net	275,929	276,079
Total assets	$1,872,765	$1,956,910

LIABILITIES AND EQUITY
Non-recourse property debt, net	$685,226	$685,420
Non-recourse construction loans, net	397,769	385,240
Total indebtedness	1,082,995	1,070,660
Deferred tax liabilities	101,721	101,457
Lease liabilities - finance leases	122,882	121,845
Dividends payable	1,006	89,182
Accrued liabilities and other	101,276	100,849
Liabilities related to assets held for sale, net	160,331	160,620
Total liabilities	1,570,211	1,644,613

Redeemable noncontrolling interests in consolidated real estate partnerships	146,391	142,931

Commitments and contingencies (Note 3)

Equity (510,587,500 shares authorized at March 31, 2025 and December 31, 2024):
Common Stock, $0.01 par value, 137,161,143 and 136,351,966 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,372	1,364
Additional paid-in capital	426,309	425,002
Retained earnings (deficit)	(317,195)	(303,409)
Total Aimco equity	110,486	122,957
Noncontrolling interests in consolidated real estate partnerships	39,600	39,560
Common noncontrolling interests in Aimco Operating Partnership	6,077	6,849
Total equity	156,163	169,366
Total liabilities and equity	$1,872,765	$1,956,910

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES
Rental and other property revenues	$52,352	$50,203

OPERATING EXPENSES
Property operating expenses	23,065	21,199
Depreciation and amortization	16,421	19,468
General and administrative expenses	8,180	8,549
Total operating expenses	47,666	49,216

Interest income	2,092	2,648
Interest expense	(17,438)	(13,370)
Realized and unrealized gains (losses) on interest rate contracts	(261)	1,672
Realized and unrealized gains (losses) on equity investments	(397)	(271)
Other income (expense), net	(479)	(1,592)
Income (loss) before income tax	(11,797)	(9,926)
Income tax benefit (expense)	85	2,730
Net income (loss)	(11,712)	(7,196)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(2,673)	(3,560)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(296)	16
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	765	554
Net income (loss) attributable to Aimco	$(13,916)	$(10,186)

Net income (loss) attributable to Aimco per common share – basic (Note 4)	$(0.10)	$(0.07)
Net income (loss) attributable to Aimco per common share – diluted (Note 4)	$(0.10)	$(0.07)

Weighted-average common shares outstanding – basic	136,903	140,594
Weighted-average common shares outstanding – diluted	136,903	140,594

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2025 and 2024

(In thousands)

(Unaudited)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2023	140,576	$1,406	$464,538	$(116,292)	$349,652	$51,265	$19,061	$419,978
Net income (loss)	—	—	—	(10,186)	(10,186)	(16)	(554)	(10,756)
Share-based compensation expense	—	—	1,928	—	1,928	—	6	1,934
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	485	—	485
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(401)	—	(401)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	—	—	(28)	—	(28)	—	(257)	(285)
Common stock repurchased	(873)	(9)	(6,546)	—	(6,555)	—	—	(6,555)
Other common stock issuances, net of withholding taxes	508	5	1,015	—	1,020	—	—	1,020
Balances at March 31, 2024	140,211	$1,402	$460,907	$(126,478)	$335,831	$51,333	$18,256	$405,420

Balances at December 31, 2024	136,352	$1,364	$425,002	$(303,409)	$122,957	$39,560	$6,849	$169,366
Net income (loss)	—	—	—	(13,916)	(13,916)	296	(765)	(14,385)
Share-based compensation expense	—	—	1,222	130	1,352	—	2	1,354
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	174	—	174
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(430)	—	(430)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	—	—	(145)	—	(145)	—	39	(106)
Common stock repurchased	(29)	—	(256)	—	(256)	—	—	(256)
Other common stock issuances, net of withholding taxes	838	8	544	—	552	—	—	552
Other, net	—	—	(58)	—	(58)	—	(48)	(106)
Balances at March 31, 2025	137,161	$1,372	$426,309	$(317,195)	$110,486	$39,600	$6,077	$156,163

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,712)	$(7,196)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,421	19,468
Realized and unrealized (gains) losses on interest rate contracts	261	(1,672)
Realized and unrealized (gains) losses on equity investments	397	271
Income tax expense (benefit)	(85)	(2,730)
Share-based compensation expense	1,136	1,666
Loss (income) from unconsolidated real estate partnerships	(544)	(312)
Other, including amortization of debt issuance costs	2,901	3,339
Changes in operating assets and operating liabilities:
Operating assets, net	(3,163)	(3,568)
Operating liabilities, net	(1,784)	12,446
Total adjustments	15,540	28,908
Net cash provided by operating activities	3,828	21,712
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures(1)	(19,191)	(40,936)
Other investing activities	(557)	(153)
Net cash used in investing activities	(19,748)	(41,089)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse construction loans	9,589	28,982
Principal repayments on non-recourse property debt	(817)	(784)
Proceeds from interest rate contracts	823	1,847
Purchase of interest rate contracts	(313)	—
Common stock repurchased	(256)	(6,555)
Payments related to withholding taxes for share-based compensation	(2,139)	(567)
Dividends paid on common stock and OP Units	(88,213)	—
Contributions from redeemable noncontrolling interests	2,877	—
Distributions to redeemable noncontrolling interests	(2,010)	(2,034)
Contributions from noncontrolling interests	174	485
Distributions to noncontrolling interests	(430)	(401)
Redemption of OP Units held by third parties	(106)	(285)
Other financing activities	1,022	(175)
Net cash provided by (used in) financing activities	(79,799)	20,513
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(95,719)	1,136
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	172,956	139,267
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$77,237	$140,403

(1) Accrued capital expenditures were $14.8 million and $39.8 million as of March 31, 2025 and 2024, respectively.

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Buildings and improvements	$1,372,255	$1,348,925
Land	397,968	398,182
Total real estate	1,770,223	1,747,107
Accumulated depreciation	(513,868)	(499,274)
Net real estate	1,256,355	1,247,833
Cash and cash equivalents	49,147	141,072
Restricted cash	27,575	31,367
Notes receivable	59,360	58,794
Right-of-use lease assets - finance leases	107,395	107,714
Other assets, net	97,004	94,051
Assets held for sale, net	275,929	276,079
Total assets	$1,872,765	$1,956,910

LIABILITIES AND EQUITY
Non-recourse property debt, net	$685,226	$685,420
Non-recourse construction loans, net	397,769	385,240
Total indebtedness	1,082,995	1,070,660
Deferred tax liabilities	101,721	101,457
Lease liabilities - finance leases	122,882	121,845
Dividends payable	1,006	89,182
Accrued liabilities and other	101,276	100,849
Liabilities related to assets held for sale, net	160,331	160,620
Total liabilities	1,570,211	1,644,613

Redeemable noncontrolling interests in consolidated real estate partnerships	146,391	142,931

Commitments and contingencies (Note 3)

Partners’ capital:
General Partner and Special Limited Partner	110,486	122,957
Limited Partners	6,077	6,849
Partners’ capital attributable to Aimco Operating Partnership	116,563	129,806
Noncontrolling interests in consolidated real estate partnerships	39,600	39,560
Total partners’ capital	156,163	169,366
Total liabilities and partners’ capital	$1,872,765	$1,956,910

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES
Rental and other property revenues	$52,352	$50,203

OPERATING EXPENSES
Property operating expenses	23,065	21,199
Depreciation and amortization	16,421	19,468
General and administrative expenses	8,180	8,549
Total operating expenses	47,666	49,216

Interest income	2,092	2,648
Interest expense	(17,438)	(13,370)
Realized and unrealized gains (losses) on interest rate contracts	(261)	1,672
Realized and unrealized gains (losses) on equity investments	(397)	(271)
Other income (expense), net	(479)	(1,592)
Income (loss) before income tax	(11,797)	(9,926)
Income tax benefit (expense)	85	2,730
Net income (loss)	(11,712)	(7,196)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(2,673)	(3,560)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(296)	16
Net income (loss) attributable to Aimco Operating Partnership	$(14,681)	$(10,740)

Net income (loss) attributable to Aimco Operating Partnership per common unit – basic (Note 4)	$(0.10)	$(0.07)
Net income (loss) attributable to Aimco Operating Partnership per common unit – diluted (Note 4)	$(0.10)	$(0.07)

Weighted-average common units outstanding – basic	144,457	148,257
Weighted-average common units outstanding – diluted	144,457	148,257

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2025 and 2024

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2023	$349,652	$19,061	$368,713	$51,265	$419,978
Net income (loss)	(10,186)	(554)	(10,740)	(16)	(10,756)
Share-based compensation expense	1,928	6	1,934	—	1,934
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	485	485
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(401)	(401)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	(28)	(257)	(285)	—	(285)
Redemption of OP Units held by Aimco	(6,555)	—	(6,555)	—	(6,555)
Other OP Unit issuances, net of withholding taxes	1,020	—	1,020	—	1,020
Balances at March 31, 2024	$335,831	$18,256	$354,087	$51,333	$405,420

Balances at December 31, 2024	$122,957	$6,849	$129,806	$39,560	$169,366
Net income (loss)	(13,916)	(765)	(14,681)	296	(14,385)
Share-based compensation expense	1,352	2	1,354	—	1,354
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	174	174
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(430)	(430)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	(145)	39	(106)	—	(106)
Redemption of OP Units held by Aimco	(256)	—	(256)	—	(256)
Other OP Unit issuances, net of withholding taxes	552	—	552	—	552
Other, net	(58)	(48)	(106)	—	(106)
Balances at March 31, 2025	$110,486	$6,077	$116,563	$39,600	$156,163

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,712)	$(7,196)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,421	19,468
Realized and unrealized (gains) losses on interest rate contracts	261	(1,672)
Realized and unrealized (gains) losses on equity investments	397	271
Income tax expense (benefit)	(85)	(2,730)
Share-based compensation expense	1,136	1,666
Loss (income) from unconsolidated real estate partnerships	(544)	(312)
Other, including amortization of debt issuance costs	2,901	3,339
Changes in operating assets and operating liabilities:
Operating assets, net	(3,163)	(3,568)
Operating liabilities, net	(1,784)	12,446
Total adjustments	15,540	28,908
Net cash provided by operating activities	3,828	21,712
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures(1)	(19,191)	(40,936)
Other investing activities	(557)	(153)
Net cash used in investing activities	(19,748)	(41,089)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse construction loans	9,589	28,982
Principal repayments on non-recourse property debt	(817)	(784)
Proceeds from interest rate contracts	823	1,847
Purchase of interest rate contracts	(313)	—
Common stock repurchased	(256)	(6,555)
Payments related to withholding taxes for share-based compensation	(2,139)	(567)
Dividends paid on common stock and OP Units	(88,213)	—
Contributions from redeemable noncontrolling interests	2,877	—
Distributions to redeemable noncontrolling interests	(2,010)	(2,034)
Contributions from noncontrolling interests	174	485
Distributions to noncontrolling interests	(430)	(401)
Redemption of OP Units held by third parties	(106)	(285)
Other financing activities	1,022	(175)
Net cash provided by (used in) financing activities	(79,799)	20,513
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(95,719)	1,136
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	172,956	139,267
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$77,237	$140,403

(1) Accrued capital expenditures were $14.8 million and $39.8 million as of March 31, 2025 and 2024, respectively.

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Note 1 — Organization

Apartment Investment and Management Company (“Aimco” or “the Company”), a Maryland corporation, is a self-administered and self-managed real estate investment trust (“REIT”). On December 15, 2020, Aimco completed the separation of its businesses (the “Separation”), creating two, separate and distinct, publicly traded companies, Aimco and Apartment Income REIT Corp. (“AIR”) (Aimco and AIR together, as they existed prior to the Separation, “Aimco Predecessor”). Events noted in this filing as occurring before December 15, 2020, were those entered into by Aimco Predecessor.

Aimco, through a wholly owned subsidiary, is the general partner and is, directly, the special limited partner of Aimco OP L.P. (“Aimco Operating Partnership”). As of March 31, 2025, Aimco owned 92.4% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.8% of the economic interest in Aimco Operating Partnership. The remaining 7.6% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2025, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, each is referred to specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

We own or lease a portfolio of real estate investments focused primarily on the U.S. multifamily sector. At March 31, 2025, our entire portfolio of operating residential apartment communities includes 5,243 apartment homes within 20 consolidated stabilized operating properties, a substantially complete 689-unit community with 105,000 square feet of retail space, a substantially complete 220-unit community, and four unconsolidated properties. Additionally, we have a completed single family rental community with 16 homes and eight accessory dwelling units, a waterfront ground-up development under construction with 114 planned units, a 106-key luxury hotel with event space, one commercial office building that is part of an assemblage with an adjacent apartment building that is currently held for sale (together referred to as the “Brickell Assemblage”), and land parcels held for development. In addition, we hold other alternative investments, including our Mezzanine Investment, our investment in IQHQ Holdings, LP (“IQHQ”), and our investment in real estate technology funds. See Note 2 for further information over our Mezzanine Investment and our investment in IQHQ.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

The Condensed Consolidated Balance Sheets of Aimco and Aimco Operating Partnership as of December 31, 2024 have been derived from their respective audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2024. Except where indicated, the footnotes refer to both Aimco and Aimco Operating Partnership.

Principles of consolidation

We account for joint ventures and other similar entities in which we hold an ownership interest in accordance with the consolidation guidance. We first evaluate whether each entity is a variable interest entity (“VIE”). Under the VIE model, we consolidate an entity in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. In addition, when an entity is not a VIE, we consolidate under the voting model when we control an entity through ownership of a majority voting interest. Refer to Note 6 for further information.

Common noncontrolling interests in Aimco Operating Partnership

Common noncontrolling interests in Aimco Operating Partnership consist of OP Units held by third parties, and are reflected in Aimco’s accompanying Condensed Consolidated Balance Sheets as Common noncontrolling interests in Aimco Operating Partnership. Aimco Operating Partnership’s income or loss is allocated to the holders of OP Units, other than Aimco, based on the weighted-average number of OP Units (including OP Units held by Aimco) outstanding during the period. For the periods ended March 31, 2025 and 2024, the holders of OP Units had a weighted-average economic ownership interest in Aimco Operating Partnership of approximately 5.2%, and 5.2%, respectively. Substantially all of the assets and liabilities of Aimco are held by Aimco Operating Partnership.

Redeemable noncontrolling interests in consolidated real estate partnerships

Redeemable noncontrolling interests consist of equity interests held by a limited partner in a consolidated real estate partnership that generally, after a specified holding period, has the right to require such partnership to redeem all or a portion of the noncontrolling interest in accordance with the partnership agreement. If a consolidated real estate partnership includes redemption rights that are not within our control, the noncontrolling interest is included as temporary equity.

Redeemable noncontrolling interests in consolidated real estate partnerships as of March 31, 2025, consists of the following: (i) a preferred equity interest that receives 8.0% preferred return per annum in an entity that owns a portfolio of operating apartment communities, (ii) equity interest in two separate consolidated joint ventures with residential apartment communities in lease-up, including a preferred equity interest in one of the joint ventures accruing 9.7% preferred return per annum, and (iii) a preferred equity interest accruing 14.5% preferred return per annum in an entity that owns a waterfront ground-up development. Capital contributions, distributions, and net income attributable to redeemable noncontrolling interests in consolidated real estate partnerships are determined in accordance with the relevant partnership agreements. These interests are presented as Redeemable noncontrolling interests in consolidated real estate partnerships in our Condensed Consolidated Balance Sheets as of March 31, 2025.

The assets of our consolidated real estate partnerships must first be used to settle the liabilities of the consolidated real estate partnerships. The consolidated real estate partnership’s creditors do not have recourse to the general credit of Aimco Operating Partnership.

The following table shows changes in our redeemable noncontrolling interests in consolidated real estate partnerships for the three months ended March 31, 2025 and 2024, (in thousands):

	2025	2024
Balance at Beginning of Period	$142,931	$171,632
Contributions	2,877	—
Distributions	(2,010)	(2,034)
Net income	2,673	3,560
Other(1)	(80)	—
Balance at March 31,	$146,391	$173,158

(1) In September 2024, we secured a $55.5 million preferred equity commitment from a third-party for the development of a luxury water-front rental development in Miami, Florida. Costs incurred were treated as a discount to Redeemable noncontrolling interests in consolidated real estate partnerships and are amortized using the effective interest method in accordance with GAAP .

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

In June 2023, we closed on the sale of a 20% non-controlling participation in the Mezzanine Investment for $33.5 million. The partial sale and transfer of the financial interest did not qualify for sale accounting and therefore, we recorded the cash received from the purchaser as a liability, which is included in Accrued liabilities and other in our Consolidated Balance Sheets. Although the cash received is accounted for as a liability, no amount is due to the purchaser until after we receive $134.0 million plus an annualized return. While the Mezzanine Investment had not been repaid and was in maturity default as of March 31, 2025, we are precluded from derecognizing the liability until it has been deemed to be extinguished in accordance with GAAP.

Income tax benefit (expense)

Certain aspects of our operations, including our development and redevelopment activities, are conducted through taxable REIT subsidiaries, or “TRS entities”. Additionally, our TRS entities hold an investment in 1001 Brickell Bay Drive.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and income and, if applicable, gains retained by the REIT. For the three months ended March 31, 2025, we had consolidated net losses subject to tax of $2.3 million, compared to consolidated net losses subject to tax of $6.6 million for the same period in 2024.

For the three months ended March 31, 2025, we recognized an income tax benefit of $0.1 million, compared to income tax benefit of $2.7 million during the same period in 2024. The decrease is due primarily to the tax effect of reduced depreciation in 2025 associated with properties owned by, and activities of, our TRS entities.

Use of estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Assets held for sale, net

We classify properties as held for sale when they meet the GAAP criteria, which include (among others): (a) management commits to and initiates a plan to sell the asset; (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets; and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn, which is typically indicated by receipt of a significant, non-refundable deposit from the buyer pursuant to a sales contract. We present the assets and liabilities of any real estate properties held for sale separately in the Condensed Consolidated Balance Sheets. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Both the real estate assets and corresponding liabilities are presented separately in the accompanying Condensed Consolidated Balance Sheets. Upon the classification of an asset as held for sale, no further depreciation is recorded. Disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations.

On December 30, 2024, Aimco entered into an agreement to sell the Brickell Assemblage. The transaction is scheduled to occur as early as August 2025 but may be extended at the buyer’s option to the fourth quarter of 2025. We determined the Brickell Assemblage was a disposal group that met the criteria to be classified as held for sale as of March 31, 2025 and December 31, 2024. The transaction does not meet the criteria for discontinued operations classification. The following summary presents the major components of assets and liabilities, in accordance with GAAP, related to the real estate properties held for sale as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Buildings and improvements	$218,505	$218,388
Land	181,381	181,381
Total real estate	399,886	399,769
Accumulated depreciation	(126,840)	(126,840)
Net real estate	273,046	272,929
Restricted cash	515	517
Other assets, net	2,368	2,633
Assets held for sale, net	$275,929	$276,079

Non-recourse property debt, net	$158,594	$158,888
Accrued liabilities and other	1,737	1,732
Liabilities related to assets held for sale, net	$160,331	$160,620

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

Restricted cash

Restricted cash consists of tenant security deposits, cash restricted as required by our debt agreements, and cash restricted in association with legal, municipal, federal, or tax requirements. The reconciliation of cash flow information is as follows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$49,147	$141,072
Restricted cash	27,575	31,367
Restricted cash held for sale	515	517
Cash, cash equivalents, and restricted cash	$77,237	$172,956

Notes receivable

We carry notes receivable at cost, net of any unamortized discounts or premiums and adjusted for the estimated provision for expected credit losses. Interest income on notes receivable is recognized using the effective interest method and is classified within Interest income in our Condensed Consolidated Statements of Operations. Direct costs incurred in originating notes, along with any premium or discount, are deferred and amortized as an adjustment to interest income over the note’s term using the effective interest method, or on a straight-line basis, which approximates the effective interest method when used.

We have a seller financing note with a principal balance of $43.2 million and an effective interest rate of 6.0%. As of March 31, 2025 and December 31, 2024, the remaining unamortized discount was $2.4 million and $2.7 million, respectively. For the three months ended March 31, 2025 and 2024, the amortization of the discount was $0.3 million and $0.3 million, respectively, which was recorded as a component of Interest Income in our Condensed Consolidated Statements of Operations.

Other assets, net

Other assets, net were comprised of the following amounts as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Other investments	$15,922	$16,115
Deferred costs, deposits, and other	12,581	11,233
Prepaid expenses and real estate taxes	16,533	14,208
Interest rate contracts (1)	650	891
Unconsolidated real estate partnerships	15,214	15,155
Intangible assets, net	12,931	13,154
Corporate fixed assets, net of accumulated depreciation of $10,183 and $9,591 as of March 31, 2025 and December 31, 2024, respectively	9,262	9,844
Accounts receivable, net of allowances of $357 and $352 as of March 31, 2025 and December 31, 2024, respectively	8,028	8,276
Deferred tax assets	5,883	5,175
Total other assets, net	$97,004	$94,051

(1) We account for our Interest rate contracts as non-designated hedges.

Other investments

Other investments consist of passive equity investments in stock, property technology funds, and IQHQ, a privately held life sciences real estate development company. We measure our investment in stock at fair value. We also measure our investments in property technology funds using the NAV practical expedient since they do not have readily determinable fair values. During the three months ended March 31, 2025, we recognized unrealized losses on our investment in stock of $0.5 million, compared to unrealized losses of $0.5 million in 2024. During the three months ended March 31, 2025 and 2024, we recognized unrealized gains on our investments in property technology funds of $0.1 million and $0.2 million, respectively. See Note 5 for discussion of our fair value measurements for these investments.

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

In 2022, after fully funding our commitment, 22% of our original investment in IQHQ was redeemed for $16.5 million. Our remaining investment in IQHQ, with a cost basis of $39.2 million, was adjusted upward to $59.7 million at the same per share value as the cash redemption per share. In 2024, we recorded a non-cash impairment charge of $48.6 million to reduce the carrying value of the investment in IQHQ to $11.1 million.

	As of March 31, 2025	As of December 31, 2024
Equity ownership in IQHQ under measurement alternative:
Initial cost of remaining balance	$39,185	$39,185
Cumulative upward adjustments	20,501	20,501
Cumulative impairment	(48,615)	(48,615)
Total carrying value	$11,071	$11,071

Dividends payable

At the time of a declaration, we accrue for dividends on our Common Stock and distributions on OP units held by third parties in Dividends payable in our Condensed Consolidated Balance Sheets. The amount accrued includes non-forfeitable and forfeitable dividends on our share-based compensation awards. Forfeitable dividends are not paid unless and until the underlying share-based compensation award vests.

In January 2025, we paid a special cash dividend of $0.60 per share to distribute the net proceeds resulting from our 2024 asset sales to stockholders. The special cash dividend was declared on December 19, 2024, to stockholders of record on January 14, 2025, and was accrued in Dividends payable in our Condensed Consolidated Balance Sheets as of December 31, 2024. As of March 31, 2025, we have a remaining liability of $1.0 million for forfeitable dividends on certain unvested share-based compensation awards, which will be paid when the requisite service-based and market-based conditions have been achieved.

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

The Benson Hotel generated revenues of $1.4 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, which requires disaggregated disclosure of income statement expenses. The ASU does not change the expense captions an entity presents on the face of the income statement. Rather, it requires disclosure in a tabular format of the disaggregation of any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depletion. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 should be applied on a prospective basis, while retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our condensed consolidated financial statements and related disclosures.

Note 3 — Commitments and Contingencies

Commitments

In connection with our development, redevelopment, and other capital additions activities, we have entered into various construction-related contracts, and have made commitments to complete development and redevelopment of certain real estate, pursuant to financing or other arrangements. As of March 31, 2025, we had remaining commitments for construction-related contracts of $138.0 million, with $146.7 million undrawn on our non-recourse construction loans.

As of March 31, 2025, we have remaining unfunded commitments of $1.2 million related to our investments in property technology funds invested in entities that develop technology related to the real estate industry. The timing of the remaining funding of these commitments is uncertain.

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

Aimco’s Common Stock and OP Unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares of Common Stock and Aimco Operating Partnership’s issuance to Aimco of additional OP Units equal to the number of shares of Common Stock purchased under the options. These equivalents also include unvested market-based restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and OP Units outstanding equal to the number of the shares that vest. OP Unit equivalents also include unvested long-term incentive partnership units. The Common Stock and OP Unit equivalents were not included in the computation of diluted earnings per share and unit for the three months ended March 31, 2025 and 2024, because the effect of their inclusion would have been antidilutive. As of March 31, 2025, the Common Stock and OP Unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 4.4 million and 8.5 million, respectively.

Aimco’s time-based restricted stock awards receive non-forfeitable dividends similar to shares of Common Stock and OP Units prior to vesting, and our market-based long-term incentive partnership units (“LTIP Units”) receive non-forfeitable distributions based on specified percentages of the distributions paid to OP Units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Participating securities were not included in the computation of diluted earnings per share and unit for the three months ended March 31, 2025 and 2024, because the effect of their inclusion would have been antidilutive. As of March 31, 2025, participating securities that could potentially dilute basic earnings per share or unit in future periods totaled 2.4 million.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the three months ended March 31, 2025 and 2024, are as follows (in thousands, except per share and per unit data):

	Three Months Ended March 31,
	2025	2024
Earnings per share
Numerator:
Net income (loss) attributable to Aimco	$(13,916)	$(10,186)
Net income (loss) allocated to Aimco participating securities	—	—
Net income (loss) attributable to Aimco common stockholders	$(13,916)	$(10,186)

Denominator - shares:
Basic weighted-average common stock outstanding	136,903	140,594
Diluted share equivalents outstanding	—	—
Diluted weighted-average common stock outstanding	136,903	140,594

Earnings (loss) per share - basic	$(0.10)	$(0.07)
Earnings (loss) per share - diluted	$(0.10)	$(0.07)

Earnings per unit
Numerator:
Net income (loss) attributable to Aimco Operating Partnership	$(14,681)	$(10,740)
Net income (loss) allocated to Aimco Operating Partnership participating securities	—	—
Net income (loss) attributable to Aimco Operating Partnership’s common unit holders	$(14,681)	$(10,740)

Denominator - units
Basic weighted-average OP Units outstanding	144,457	148,257
Diluted OP Unit equivalents outstanding	—	—
Diluted weighted-average OP Units outstanding	144,457	148,257

Earnings (loss) per unit - basic	$(0.10)	$(0.07)
Earnings (loss) per unit - diluted	$(0.10)	$(0.07)

Note 5 — Fair Value Measurements and Disclosures

Recurring Fair Value Measurements

In determining the fair value of our financial instruments, we apply Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement and Disclosures”. The fair value hierarchy under ASC 820 distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (Levels 1 and 2) and the reporting entity’s own assumptions about market participant data (Level 3). Fair value estimates may differ from the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.

From time to time we purchase interest rate swaps, caps, and other instruments to provide protection against increases in interest rates on our variable rate debt. These instruments are presented as Interest rate contracts in Other assets, net in our Condensed Consolidated Balance Sheets. As of March 31, 2025, we held interest rate caps with a maximum notional value of $370.3 million. These instruments were acquired for $3.8 million, and the fair value of these instruments is $0.6 million as noted in the table below.

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

As of March 31, 2025 and December 31, 2024, we had investments in stock of $1.1 million and $1.6 million, respectively, classified within Level 1 of the GAAP fair value hierarchy. In addition, as of March 31, 2025 and December 31, 2024, we have investments in property technology funds of $3.8 million and $3.5 million, respectively, in entities that develop technology related to the real estate industry. These investments are measured at net asset value (“NAV”) as a practical expedient. The period of time over which the underlying assets in these investments are expected to be liquidated is unknown. See Note 3 for further information regarding unfunded commitments related to these investments.

The following table summarizes the fair value for our interest rate contracts, investments in stock, and our investments in real estate technology funds as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025				As of December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Interest rate contracts	$620	$—	$620	$—	$862	$—	$862	$—
Investments in stock	1,088	1,088	—	—	1,573	1,573	—	—
Investments in real estate technology funds (1)	3,760	—	—	—	3,468	—	—	—
Total assets	$5,468	$1,088	$620	$—	$5,903	$1,573	$862	$—

(1) Investments measured at fair value using NAV as a practical expedient are not classified in the fair value hierarchy.

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents and restricted cash approximated their fair value as of March 31, 2025, and December 31, 2024 and are categorized within Level 1 of the GAAP fair value hierarchy. We estimate the fair value of our debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, debt service coverage ratios, and loan to value ratios. We classify the fair value of our non-recourse property debt and non-recourse construction loans within Level 2 of the GAAP valuation hierarchy based on the significance of certain observable inputs used to estimate their fair value.

The following table summarizes the carrying value and fair value of our non-recourse property debt, and non-recourse construction loans as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Description:
Non-recourse property debt	$689,521	$658,475	$689,885	$641,563
Non-recourse construction loans	405,432	408,745	393,750	393,756
Total	$1,094,953	$1,067,220	$1,083,635	$1,035,319

Note 6 — Variable Interest Entities

We evaluate our investments in limited partnerships and similar entities in accordance with applicable consolidation guidance to determine whether each such entity is a VIE. The accounting standards for the consolidation of VIEs require qualitative assessments to determine whether we are the primary beneficiary. The primary beneficiary analysis is based on power and economics. We conclude that we are the primary beneficiary and consolidate the VIE if we have both: (i) the power to direct the activities of the VIE that most significantly influence the VIE’s economic performance, and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Significant judgments and assumptions related to these determinations include, but are not limited to, estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

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

The details of our consolidated and unconsolidated VIEs, excluding those of Aimco Operating Partnership, are summarized in the table below as of March 31, 2025 and December 31, 2024 (in thousands, except for Count of VIEs):

	As of March 31, 2025		As of December 31, 2024
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Count of VIEs	6	7	6	7
Assets
Net real estate	$603,772	$—	$593,837	$—
Cash and cash equivalents	5,032	—	4,625	—
Restricted cash	10,028	—	14,913	—
Notes receivable	18,848	—	18,571	—
Right-of-use lease assets - finance leases	107,395	—	107,714	—
Other assets, net	25,694	26,285	26,028	26,226
Liabilities
Non-recourse construction loans, net	397,769	—	385,240	—
Lease liabilities - finance leases	122,882	—	121,845	—
Accrued liabilities and other	17,091	33,500	14,518	33,500

Note 7 — Lease Arrangements

Aimco as Lessor

Our apartment homes and commercial spaces are leased to tenants under operating leases. As of March 31, 2025, our apartment home leases generally have initial terms of 24 months or less. As of March 31, 2025, our commercial space leases generally have initial terms between 5 and 15 years and represent approximately 8% to 9% of our total revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and other certain conditions.

We have a sublease arrangement providing space within our corporate office for fixed rents, which commenced on January 1, 2021 and expires on May 31, 2029. For the three months ended March 31, 2025 and 2024, we recognized sublease income of $0.4 million.

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements and other services. We have elected the practical expedient to not separate non-lease components from associated lease components in accordance with ASC 842. For the three months ended March 31, 2025 and 2024, our total lease income was comprised of the following amounts for all residential and commercial property leases (in thousands):

	Three Months Ended March 31,
	2025	2024
Fixed lease income	$46,256	$45,933
Variable lease income	4,650	4,199
Total lease income	$50,906	$50,132

Future minimum lease payments that are contractually due to us from our office space sublease and commercial space leases, excluding extension options, as of March 31, 2025, are as follows (in thousands):

	Corporate Office Sublease	Commercial Leases
Remainder of 2025	$1,069	$1,939
2026	1,433	2,523
2027	1,443	2,342
2028	1,453	2,259
2029	630	2,315
Thereafter	—	18,026
Total	$6,028	$29,404

Aimco as Lessee

Lease Arrangements

We are lessee to finance leases for the land underlying our development sites at Upton Place, Strathmore Square, and Oak Shore. We have operating leases primarily for corporate office space. Substantially all of our office lease payments are fixed. See the table below for lease costs, net of capitalized finance lease costs, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$438	$380
Finance lease costs:
Amortization of right-of-use assets, net of capitalized amounts	322	181
Interest on lease liabilities, net of capitalized amounts	1,852	1,057
Total lease costs, net of capitalized amounts	$2,612	$1,618

The weighted-average remaining terms and discount rates for our operating and finance leases are summarized in the table below as of March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years):
Operating leases	4.0	4.3
Finance leases	92.2	92.5

Weighted-average discount rate:
Operating leases	3.4%	3.5%
Finance leases	6.1%	6.1%

Our finance lease at Oak Shore provides Aimco with the option to terminate the lease after the property reaches stabilization, subject to certain conditions. The lease term includes the periods covered by this option. Additionally, the lease provides the lessor at Oak Shore with a residual value guarantee of $6.1 million, which provides that if the residual value of the leased asset is less than the specified residual value guarantee at the earlier of lease expiration or termination, we are required to pay the difference.

As of March 31, 2025 and December 31, 2024, operating lease right-of-use lease assets of $4.6 million and $4.7 million, respectively, are included in Other assets, net in our Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, operating lease liabilities of $8.8 million and $9.2 million, respectively, are included in Accrued liabilities and other in our Condensed Consolidated Balance Sheets.

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

Annual Future Minimum Lease Payments

Combined annual future minimum lease payments under our operating and finance leases are as follows as of March 31, 2025 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$1,541	$3,328
2026	2,466	4,954
2027	2,380	5,483
2028	2,181	5,596
2029	843	5,708
Thereafter	—	1,421,989
Total	9,411	1,447,058
Less: Discount	(639)	(1,324,176)
Total lease liabilities	$8,772	$122,882

Note 8 — Business Segments

We have three segments: (i) Development and Redevelopment; (ii) Operating; and (iii) Other.

Our Development and Redevelopment segment consists of rental communities that are under construction or have not achieved stabilization, as well as land held for development. As of March 31, 2025, our Development and Redevelopment segment consists of 9 properties, including one under construction and three substantially completed and in lease-up.

Our Operating segment includes 20 residential apartment communities with 5,243 apartment homes that have achieved a stabilized level of operations as of January 1, 2024 and maintained it throughout the current year and comparable period. We aggregate all our apartment communities that have reached stabilization into our Operating segment.

Our Other segment consists of properties currently owned that are not included in our Development and Redevelopment or Operating segments. Our Other segment includes The Benson Hotel, our only hotel.

Prior period segment information has been recast based upon our current segment population, and is consistent with how our President and Chief Executive Officer, the chief operating decision maker (“CODM”) evaluates the business.

Our CODM evaluates performance and allocates resources for all of our segments using historical and projected property net operating income (“PNOI”), which is our measure of segment profit or loss. PNOI is defined as rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, including utility reimbursements, for the consolidated communities; but excluding

•
the results of four apartment communities with an aggregate 142 apartment homes that we neither manage nor consolidate, our investment in IQHQ, the Mezzanine Investment, and investments in real estate technology funds; and
•
property management costs and casualty gains or losses, reported in consolidated amounts, in our assessment of segment performance.

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

The accounting policies of segments are the same as those described in the summary of significant accounting policies in Note 2.

The following tables present the results of operations of consolidated properties within our segments for the three months ended March 31, 2025 and 2024 (in thousands):

	Development and Redevelopment	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments(2)	Consolidated
Three Months Ended March 31, 2025
Rental and other property revenues	$5,209	$35,573	$1,446	$2,067	$8,057	$52,352
Controllable operating expenses(3)	1,428	4,411	1,716	—	730	8,285
Real estate taxes, net of capitalized amounts	1,099	4,445	269	—	2,066	7,879
Utilities expense, net of utility reimbursements	600	996	72	2,067	256	3,991
Property insurance expense, net of capitalized amounts	359	658	33	—	380	1,430
Other property operating expenses(4)	—	—	—	—	1,480	1,480
Property operating expenses	3,486	10,510	2,090	2,067	4,912	23,065
Property net operating income (loss)	1,723	25,063	(644)	—	3,145	29,287
Other operating expenses not allocated to segments(5)	—	—	—	—	(24,601)	(24,601)
Other items included in income before income tax(6)	—	—	—	—	(16,483)	(16,483)
Income (loss) before income tax	$1,723	$25,063	$(644)	$—	$(37,939)	$(11,797)

	Development and Redevelopment	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments(2)	Consolidated
Three Months Ended March 31, 2024
Rental and other property revenues	$781	$34,635	$1,187	$2,021	$11,579	$50,203
Controllable operating expenses(3)	525	4,291	1,530	—	1,325	7,671
Real estate taxes, net of capitalized amounts	268	4,257	146	—	1,721	6,392
Utilities expense, net of utility reimbursements	355	985	64	2,021	330	3,755
Property insurance expense, net of capitalized amounts	251	704	23	—	478	1,456
Other property operating expenses(4)	—	—	—	—	1,925	1,925
Property operating expenses	1,399	10,237	1,763	2,021	5,779	21,199
Property net operating income (loss)	(618)	24,398	(576)	—	5,800	29,004
Other operating expenses not allocated to segments(5)	—	—	—	—	(28,017)	(28,017)
Other items included in income before income tax(6)	—	—	—	—	(10,913)	(10,913)
Income (loss) before income tax	$(618)	$24,398	$(576)	$—	$(33,130)	$(9,926)
(1)
Represents the reclassification of utility reimbursements, which are included in Rental and other property revenues in our Condensed Consolidated Statements of Operations, in accordance with GAAP, from revenues to property operating expenses for the purpose of evaluating segment results.
(2)
Includes the operating results of apartment communities sold during the period or held for sale at the end of the period, if any. Also includes property management expenses and casualty gains and losses, which are included in consolidated property operating expenses and are not part of our segment performance measure.
(3)
Controllable operating expenses primarily consist of property personnel costs, marketing, repairs and maintenance, turnover, and contract services.
(4)
Other property operating expenses include property management costs and casualty gains or losses.
(5)
Other operating expenses not allocated to segments consist of depreciation and amortization and general and administrative expenses.
(6)
Other items included in Income before income tax benefit (expense) consist primarily of interest income, interest expense, realized and unrealized gains (losses) on interest rate contracts, realized and unrealized gains (losses) on equity investments, and gain on dispositions of real estate, if any.

Net real estate and non-recourse property debt and construction loans, net, of our segments as of March 31, 2025 and December 31, 2024, were as follows (in thousands):

	Development and Redevelopment	Operating	Other	Total
As of March 31, 2025
Buildings and improvements	$640,470	$655,881	$75,904	$1,372,255
Land	165,418	231,047	1,503	397,968
Total real estate	805,888	886,928	77,407	1,770,223
Accumulated depreciation	(27,816)	(474,148)	(11,904)	(513,868)
Net real estate	$778,072	$412,780	$65,503	$1,256,355

Non-recourse property debt and construction loans, net	$397,769	$685,226	$—	$1,082,995

	Development and Redevelopment	Operating	Other	Total
As of December 31, 2024
Buildings and improvements	$620,000	$653,184	$75,741	$1,348,925
Land	165,633	231,046	1,503	398,182
Total real estate	785,633	884,230	77,244	1,747,107
Accumulated depreciation	(20,872)	(468,040)	(10,362)	(499,274)
Net real estate	$764,761	$416,190	$66,882	$1,247,833

Non-recourse property debt and construction loans, net	$385,240	$685,420	$—	$1,070,660

Capital additions within our segments for the three months ended March 31, 2025 and 2024, were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Development and Redevelopment	$20,259	$42,471
Operating	2,696	2,244
Other	160	—
Corporate amounts not allocated to segments (1)	—	919
Total capital additions	$23,115	$45,634
(1)
During the three months ended March 31, 2024, certain capital additions pertained to properties that were sold or reclassified as held for sale, and therefore are not included in our segments as capital additions at those respective period ends. We added a corporate row to the table above for presentation purposes to display these capital additions for the three months ended March 31, 2024.

In addition to the amounts disclosed in the tables above, as of March 31, 2025 the Development and Redevelopment segment right-of-use lease assets and lease liabilities aggregated to $107.4 million and $122.9 million, respectively, and as of December 31, 2024, aggregated to $107.7 million and $121.8 million, respectively. As of March 31, 2025, right-of-use lease assets and lease liabilities primarily relate to our investments in Upton Place, Strathmore, and Oak Shore.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report on Form 10-Q contains or may contain information that is forward-looking within the meaning of the federal securities laws. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief, or expectations. Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding: our future plans and goals, including the timing and amount of capital expected to be returned to our stockholders, our pipeline investments and projects, our plans to eliminate certain near term debt maturities, our estimated value creation and potential, our timing, scheduling and budgeting, projections regarding revenue and expense growth, our plans to form joint ventures, our plans for new acquisitions or dispositions, our strategic partnerships and value added therefrom, the potential for adverse economic and geopolitical conditions, which negatively impact our operations, including on our ability to maintain current or meet projected occupancy, rental rate and property operating results; the effect of acquisitions, dispositions, developments, and redevelopments; our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our development and redevelopment investments; expectations regarding sales of our apartment communities and the use of proceeds thereof; the availability and cost of corporate debt; and our ability to comply with debt covenants, including financial coverage ratios. We caution investors not to place undue reliance on any such forward-looking statements.

These forward-looking statements are based on management’s judgment as of this date, which is subject to risks and uncertainties that could cause actual results to differ materially from our expectations, including, but not limited to: the risk that the 2025 plans and goals may not be completed, as expected, in a timely manner or at all; geopolitical events which may adversely affect the markets in which our securities trade, and other macro-economic conditions, including, among other things, rising interest rates and inflation, which heightens the impact of the other risks and factors described herein; real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location and quality of competitive new housing supply; the timing and effects of acquisitions, dispositions, developments and redevelopments; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; supply chain disruptions, particularly with respect to raw materials such as lumber, steel, and concrete; the impact of tariffs and global trade disruptions on us; financing risks, including the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently owned by us.

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

Readers should also carefully review the section entitled “Risk Factors” described in Item 1A of Apartment Investment and Management Company’s and Aimco OP L.P.’s combined Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent documents we file from time to time with the SEC.

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

In addition, we currently hold select alternative assets, consisting primarily of indirect, real estate related debt and equity investments. We have reduced our allocation to these investments and have no plans to increase our allocation to these investments.

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

Given our current strategy, it is expected that at any point in time the value-creation process will be ongoing at numerous of our investments. Over time, we expect our enterprise to produce superior returns on equity on a risk-adjusted basis and it is our plan to do so by:

•
Benefiting from a national platform while leveraging local and regional expertise

We have corporate headquarters in Denver, Colorado and Washington, D.C. Our investment platform is managed by experienced regional professionals who leverage in-depth local market knowledge, creating a comparative advantage when sourcing, evaluating, and executing investment opportunities.

•
Owning a portfolio of stabilized core and core plus real estate

We own a geographically diversified portfolio of 24 apartment communities (20 consolidated properties and four unconsolidated properties) with average rents in line with local market averages (generally defined as B class). We also own an apartment building and its adjacent office building, Yacht Club Apartments and 1001 Brickell Bay Drive (together referred to as the “Brickell Assemblage”), in a land assemblage that is under contract to be sold. The target composition of our stabilized portfolio will continue to include primarily B multifamily assets, spread across geographically diversified markets, with a bias toward long established residential neighborhoods that rank highly in regard to schools, employment fundamentals and state and regional governance. Core-Plus opportunities offer the opportunity for incremental capital investment while maintaining stabilized cashflow to accelerate income growth and improve asset values.

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

Results for the three months ended March 31, 2025

The results from the execution of our business plan during the three months ended March 31, 2025 are described below.

Financial Results and Highlights

•
For the three months ended March 31, 2025, net loss attributable to Aimco common stockholders per share, on a fully dilutive basis, was ($0.10).
•
For the three months ended March 31, 2025, net operating income from our Operating segment was $25.1 million, up 2.7% year-over-year, due primarily to higher average monthly revenue per apartment home of $2,309, up $60 year-over-year.
•
Strathmore Square, Upton Place, and Oak Shore, our Development and Redevelopment segment properties in lease-up, remain on plan to reach stabilized occupancy in 2025.
•
In March, the buyer, with whom we are under agreement to sell the Brickell Assemblage for $520.0 million, exercised a contractual closing extension option which required its non-refundable deposit to be increased by $5.0 million, from $38.0 million to $43.0 million. Closing is subject to terms described later in this document.
•
In January, we paid a special cash dividend of $0.60 per share to distribute the net proceeds resulting from our 2024 asset sales to stockholders. The special cash dividend was declared on December 19, 2024, to stockholders of record on January 14, 2025, and was accrued in Dividends payable in our Condensed Consolidated Balance Sheets as of December 31, 2024.

Operating Property Results

We own a diversified portfolio of stabilized apartment communities located in eight major U.S. markets with average rents in line with local market averages (generally defined as B class).

Highlights for the three months ended March 31, 2025 include:

•
Revenue for our Operating segment was $35.6 million, up 2.7% year-over-year, resulting from a $60 increase in average monthly revenue per apartment home to $2,309.
•
Expenses for our Operating segment were $10.5 million, up 2.7% year-over-year primarily due to higher real estate taxes from 2025 property assessments.
•
Net operating income for our Operating segment was $25.1 million, up 2.7% year-over-year.

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

As of March 31, 2025, we had one multifamily development project under construction, three multifamily communities that have been substantially completed and are now in lease-up. In addition to our core multifamily developments, The Benson Hotel was completed in 2023 and remains in the stabilization process.

We have a pipeline of future value-add opportunities totaling approximately 7.7 million gross square feet of development in our target markets of Southeast Florida, the Washington, D.C. Metro Area, and Colorado's Front Range. During the three months ended March 31, 2025, we invested $20.3 million in development and redevelopment activities compared to $42.8 million during the same period in 2024.

Highlights for the three months ended March 31, 2025 include:

•
In Upper Northwest Washington, D.C., all 689 apartment homes at Upton Place were delivered in 2024 and construction is substantially complete. As of March 31, 2025, 375 units were leased or pre-leased and 331 were occupied. Additionally, as of March 31, 2025, 92% of the project’s 105,000 square feet of retail space has been leased.
•
In Bethesda, Maryland, all 220 of the highly tailored apartment homes at the first phase of Strathmore Square were delivered in 2024 and construction is substantially complete. As of March 31, 2025, 117 units had been leased and 99 were occupied.
•
In Corte Madera, California, construction is complete at Oak Shore with all 16 ultra-luxury single-family rental homes and eight accessory dwelling units delivered. As of March 31, 2025, the community was 83% leased or pre-leased.
•
In Miami’s Edgewater neighborhood, construction remains on schedule and budget at 34th Street, an ultra-luxury waterfront residential tower that will include rental homes averaging more than 2,500 square feet, with oversized private terraces, top-of-the-line finishes, and unobstructed views of Biscayne Bay. We expect to welcome the first residents in 3Q 2027 and stabilize occupancy in 4Q 2028.
•
In the first quarter of 2025, we invested $1.4 million into programming, design, documentation, and entitlement efforts primarily at our 901 North (Flagler Village Phase I) project in Fort Lauderdale, Florida.

Investment and Disposition Activity

We are focused on prudently allocating capital and delivering strong investment returns. Consistent with our capital allocation philosophy, we monetize the value within our assets when accretive uses of the proceeds are identified and invest when the risk adjusted returns are superior to other uses of capital.

•
In December 2024, we entered into an agreement to sell, during 2025, the Brickell Assemblage for a gross price of $520.0 million.
o
The buyer’s initial non-refundable deposit of $38.0 million was increased in March 2025 to $43.0 million in exchange for the buyer extending closing to August of 2025, as allowed under the terms of the contract.
o
The sale, remains subject to certain closing conditions and one remaining extension option which would extend closing at the buyer’s option to the fourth quarter of 2025, with such extension requiring the buyer to further increase its non-refundable deposit.
o
Prior to closing, the buyer has the right to exercise an option to finance, for a period of 18 months, up to $115.0 million of the purchase price with a transferable seller financing note from Aimco. If exercised, the purchase price increases by $20.0 million, to $540.0 million, and the note would carry an annual interest rate of 12%.
o
Net proceeds from the transaction, accounting for the associated property-level debt and deferred tax liability, are estimated to range from $300.0 to $320.0 million depending on the buyer’s election regarding seller financing. Upon receipt, we intend to return the majority of the net proceeds from the transaction to stockholders.

Balance Sheet and Financing Activities

We are highly focused on maintaining a strong balance sheet, including having at all times ample liquidity. As of March 31, 2025, we had access to $225.2 million in liquidity, including $49.1 million of cash on hand, $27.6 million of restricted cash, and the capacity to borrow up to $148.5 million on our revolving credit facility. Refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

Financial Results of Operations

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements included in Item 1.

Results of Operations for the three months ended March 31, 2025 and 2024

Net income attributable to Aimco common stockholders decreased by $3.7 million, respectively, for the three months ended March 31, 2025, compared to the same period in 2024, as described more fully below.

Property Results

We have three segments: (i) Development and Redevelopment, (ii) Operating, and (iii) Other.

Our Development and Redevelopment segment consists of rental communities that are under construction or have not achieved stabilization, as well as land held for development. As of March 31, 2025, our Development and Redevelopment segment consists of 9 properties, including one under construction and three substantially completed and in lease-up.

Our Operating segment includes 20 residential apartment communities with 5,243 apartment homes that have achieved a stabilized level of operations as of January 1, 2024 and maintained it throughout the current year and comparable period. We aggregate all our apartment communities that have reached stabilization into our Operating segment.

Our Other segment consists of properties currently owned that are not included in our Development and Redevelopment or Operating segments. Our Other segment includes The Benson Hotel, our only hotel.

Prior period segment information has been recast based upon our current segment population, and is consistent with how our President and Chief Executive Officer, the chief operating decision maker (“CODM”) evaluates the business.

We use property net operating income (“PNOI”) to assess the operating performance of our segments. PNOI is defined as rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements, for the consolidated communities; but excluding

•
the results of four apartment communities with an aggregate 142 apartment homes that we neither manage nor consolidate, our investment in IQHQ, the Mezzanine Investment, and investments in real estate technology funds; and
•
property management costs and casualty gains or losses, reported in consolidated amounts, in our assessment of segment performance.

Please refer to Note 8 to the condensed consolidated financial statements in Item 1 for further discussion regarding our segments, including a reconciliation of these amounts to consolidated rental and other property revenues and property operating expenses.

Property Net Operating Income

The results of our segments for the three months ended March 31, 2025 and 2024, as presented below, are based on segment classifications as of March 31, 2025 (dollars in thousands).

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$5,209	$781	$4,428	nm
Operating	35,573	34,635	938	2.7%
Other	1,446	1,187	259	21.8%
Total	42,228	36,603	5,625	15.4%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	3,486	1,399	2,087	nm
Operating	10,510	10,237	273	2.7%
Other	2,090	1,763	327	18.5%
Total	16,086	13,399	2,687	20.1%
Property net operating income:
Development and Redevelopment	1,723	(618)	2,341	nm
Operating	25,063	24,398	665	2.7%
Other	(644)	(576)	(68)	(11.8%)
Total	$26,142	$23,204	$2,938	12.7%

For the three months ended March 31, 2025, compared to the same period in 2024:

•
Development and Redevelopment property net operating income increased by $2.3 million, due primarily to the lease-up of Upton Place, Strathmore Square, and Oak Shore.
•
Operating property net operating income increased by $0.7 million, or 2.7%. The increase was attributable primarily to a $0.9 million, or 2.7% increase in rental and other property revenues due to a $60 increase in average monthly revenue per apartment home to $2,309.
•
Other property net operating income decreased by $0.1 million, or 11.8% primarily due to higher real estate taxes.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include property management costs, casualty losses, and, if applicable, the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance.

For the three months ended March 31, 2025 and 2024, other property operating expenses not allocated to segments were $1.5 million and $1.9 million, respectively. For the three months ended March 31, 2025 and 2024, properties that were sold or classified as held for sale generated property net operating income of $4.6 million and $7.7 million, respectively.

Depreciation and Amortization

For the three months ended March 31, 2025, compared to the same period in 2024, Depreciation and amortization expense decreased by $3.0 million, or 15.7% due primarily to the disposition of The Hamilton and the classification of the Brickell Assemblage as held for sale in December 2024, partially offset by the substantial completion of Upton Place, Strathmore Square, and Oak Shore in 2024.

General and Administrative Expenses

For the three months ended March 31, 2025, compared to the same periods in 2024, General and administrative expenses decreased by $0.4 million, or 4.3%.

Interest Income

For the three months ended March 31, 2025, compared to the same period in 2024, Interest income decreased by $0.6 million, or 21.0%, due primarily to a decrease earned on amounts of invested cash.

Interest Expense

For the three months ended March 31, 2025, compared to the same periods in 2024, Interest expense increased by $4.1 million, or 30.4%, due primarily to increased non-recourse construction loan draws and reduced capitalization as development projects are advanced and completed, partially offset by the repayment of certain non-recourse construction loans in December 2024.

Realized and Unrealized Gains (Losses) on Interest Rate Contracts

We are required to adjust our interest rate contracts to fair value on a quarterly basis. As a result of the mark-to-market adjustments, we recorded unrealized losses of $0.6 million for the three months ended March 31, 2025, compared to unrealized losses of $0.2 million for the same period in 2024. In addition, we realized gains of $0.3 million for the three months ended March 31, 2025, compared to realized gains of $1.9 million, respectively, for the same periods in 2024.

Realized and Unrealized Gains (Losses) on Equity Investments

We measure our investments in stock based on its market price at period end and our investments in property technology funds at NAV as a practical expedient. In addition, we measure our investment in IQHQ at cost, less impairment if any needed, with subsequent adjustments for observable price changes of identical or similar investments of the same issuer since it does not have a readily determinable fair value. As a result of changes in the values of these investments, we recorded unrealized losses of $0.4 million for the three months ended March 31, 2025. For the same period in 2024, we recorded unrealized losses of $0.3 million.

Other Income (Expense), Net

Other income (expense), net, includes costs associated with our risk management activities, partnership administration expenses, fee income, and certain non-recurring items, as well as activity related to our Mezzanine Investment and unconsolidated real estate partnerships. For the three months ended March 31, 2025, compared to the same period in 2024, Other income (expense), net changed by $1.1 million, or 69.9%, primarily due to the cessation of amortization of transaction costs associated with the partial sale of the Mezzanine Investment.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and, income and gains retained by the REIT. For the three months ended March 31, 2025, we had consolidated net losses subject to tax of $2.3 million compared to consolidated net losses subject to tax of $6.6 million, for the same period in 2024.

For the three months ended March 31, 2025, we recognized an income tax benefit of $0.1 million, compared to an income tax benefit of $2.7 million for the same period in 2024. The decrease is due primarily to the tax effect of reduced depreciation in 2025 associated with properties owned by, and activities of, our TRS entities.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. Our critical accounting estimates that involve our more significant judgments and estimates used in the preparation of our consolidated financial statements are detailed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in our critical accounting estimates from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the financial condition, results of operations, and cash flows for all periods presented.

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

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization for Real Estate (“EBITDAre”)

EBITDAre and Adjusted EBITDAre are non-GAAP measures, which we believe are useful to investors, creditors, and rating agencies as a supplemental measure of our ability to incur and service debt because they are recognized measures of performance by the real estate industry and facilitates comparison of our credit strength to other companies. EBITDAre and Adjusted EBITDAre should not be considered alternatives to net income (loss) as determined in accordance with GAAP as indicators of liquidity. There can be no assurance that our method of calculating EBITDAre and Adjusted EBITDAre is comparable with that of other real estate investment trusts. Nareit defines EBITDAre as net income computed in accordance with GAAP, before interest expense, income taxes, depreciation, and amortization expense, further adjusted for:

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
•
the non-cash (income) loss recognized on our Mezzanine Investment; and
•
the unrealized (gains) losses recognized on our passive equity investments.

The reconciliation of net income (loss) to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2025 and 2024, is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(11,712)	$(7,196)
Adjustments:
Interest expense	17,438	13,370
Income tax (benefit) expense	(85)	(2,730)
Depreciation and amortization	16,421	19,468
Adjustment related to EBITDAre of unconsolidated partnerships	312	215
EBITDAre	$22,374	$23,127
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(2,673)	(3,560)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(296)	16
EBITDAre adjustments attributable to noncontrolling interests	(328)	(575)
Mezzanine investment (income) loss, net	—	628
Realized and unrealized (gains) losses on interest rate contracts	261	(1,672)
Unrealized (gains) losses on passive equity investments	397	—
Adjusted EBITDAre	$19,735	$17,964

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary sources of liquidity are cash flows from operations and borrowing capacity under our loan agreements.

As of March 31, 2025, our available liquidity was $225.2 million, which consisted of:

•
$49.1 million in cash and cash equivalents;
•
$27.6 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance; and
•
$148.5 million of available capacity to borrow under our revolving secured credit facility.

As of March 31, 2025, we had sufficient capacity on our non-recourse construction loans to cover our remaining commitments on development and redevelopment projects of approximately $138.0 million. We also have unfunded commitments in the amount of $1.2 million related to our investments in entities that develop technology related to the real estate industry. Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, and future investments. Additionally, our third-party property managers may enter into commitments on our behalf to purchase goods and services in connection with the operation of our apartment communities and our office building. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to historical levels.

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

As of March 31, 2025, all of our outstanding non-recourse property debt had a fixed interest rate. In addition, the weighted-average contractual rate on our non-recourse debt was 4.4%, and the average remaining term to maturity was 6.5 years. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates.

Our primary sources of leverage are non-recourse property-level debt and non-recourse construction loans. We also have a secured $150.0 million credit facility with a syndicate of financial institutions with $148.5 million of available capacity at March 31, 2025. Our revolving secured credit facility requires that we maintain a fixed charge coverage ratio of 1.25X, minimum tangible net worth of $625.0 million, and maximum leverage of 60.0% as defined in the credit agreement. We are currently in compliance and expect to remain in compliance with these covenants through the credit facility's maturity.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows in Item 1 of this report.

Operating Activities

For the three months ended March 31, 2025, net cash provided by operating activities was $3.8 million. Our operating cash flow is primarily affected by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities and general and administrative costs. Cash provided by operating activities for the three months ended March 31, 2025, decreased by $17.9 million compared to the same period in 2024, due primarily to the timing of balance sheet position changes and increased interest expense, partially offset by increased net operating income driven by higher rents.

Investing Activities

For the three months ended March 31, 2025, net cash used in investing activities of $19.7 million consisted primarily of capital expenditures. Net cash used in investing activities for the three months ended March 31, 2025, decreased by $21.3 million compared to the same period in 2024, due primarily to decreased capital expenditures.

Financing Activities

For the three months ended March 31, 2025, net cash used in financing activities of $79.8 million consisted primarily of the payment of dividends on common stock and OP Units, offset by proceeds from non-recourse construction loans and contributions from redeemable noncontrolling interests. Net cash used in financing activities for the three months ended March 31, 2025, changed by $100.3 million compared to the same period in 2024, due primarily to the payment of dividends and decreased proceeds from non-recourse construction loans, partially offset by increased contributions from redeemable noncontrolling interests.

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

Market Risk

As of March 31, 2025, on a consolidated basis, we had no variable-rate property-level debt outstanding and $142.3 million of variable-rate construction loans outstanding. The impact of rising interest rates is mitigated by our use of interest rate caps, which as of March 31, 2025, provided protection for our variable interest rate debt. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates. As of March 31, 2025, we estimate an increase or decrease in our variable rate indices of 100 basis points with constant credit risk spreads, would have no material impact on interest expense.

As of March 31, 2025, we held interest rate caps with a maximum notional value of $370.3 million. These instruments were acquired for $3.8 million and at March 31, 2025, were valued at $0.6 million.

As of March 31, 2025, we had $76.7 million in cash and cash equivalents and restricted cash, a portion of which earns interest at variable rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes from the risk factors in Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Aimco

Aimco’s Common Stock is listed and traded on the NYSE under the symbol “AIV”.

On May 7, 2025, there were 141,707,657 shares of Common Stock outstanding, held by 895 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency but does include each such broker or clearing agency as one record holder.

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

During the three months ended March 31, 2025, no shares of Common Stock were issued in exchange for OP Units in such transactions. Had any such shares been issued, the issuances would have been effected in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

In addition to any issuances pursuant to transactions of the types discussed above, there were no unregistered sales of equity securities made by Aimco during the three months ended March 31, 2025.

Repurchases of Equity Securities

The following table summarizes Aimco’s share repurchases, for the three months ended March 31, 2025, all of which were part of publicly announced programs:

Fiscal Period	Total Number of Shares Repurchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
Jan 1 - 31, 2025	29,498	$8.66	29,498	16,236,004
Feb 1 - 28, 2025	—	—	—	16,236,004
March 1 - 31, 2025	—	—	—	16,236,004
Total	29,498	$8.66	29,498

(1) On July 28, 2022, Aimco announced that its Board of Directors (the “Board”) authorized Aimco to repurchase up to 15 million shares of its outstanding Common Stock. On November 6, 2023, Aimco announced that the Board authorized Aimco to repurchase up to an additional 15 million shares of its outstanding Common Stock, for a total of 30 million shares. Subject to certain blackout restrictions, these repurchases may be made from time to time in the open market or in privately negotiated transactions. These share repurchase authorizations have no expiration date.

Aimco Operating Partnership

There is no public market for OP Units, and Aimco Operating Partnership has no intention of listing OP Units on any securities exchange. In addition, Aimco Operating Partnership’s Partnership Agreement restricts the transferability of OP Units.

On May 7, 2025, there were 153,382,723 OP Units and equivalents outstanding (of which 141,707,657 were held by Aimco), that were held by 1,876 unitholders of record.

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP Units during the three months ended March 31, 2025.

Repurchases of Equity Securities

Aimco Operating Partnership’s Partnership Agreement generally provides that after holding OP Units for one year, limited partners other than Aimco have the right to redeem their OP Units for cash or, at Aimco’s election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended March 31, 2025, no OP Units were redeemed in exchange for shares of Common Stock and 11,477 OP Units were redeemed in exchange for cash at an aggregate weighted average price per unit of $9.22, inclusive of the $0.60 dividend distribution.

The following table summarizes repurchases, or redemptions in exchange for cash, of the Aimco Operating Partnership’s equity securities held by third parties for the three months ended March 31, 2025:

Fiscal Period	Total Number of Units Repurchased	Weighted Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under Plans or Programs (1)
Jan 1 - 31, 2025	—	$—	NA	NA
Feb 1 - 28, 2025	—	—	NA	NA
March 1 - 31, 2025	11,477	9.22	NA	NA
Total	11,477	$9.22

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

Dividend and Distribution Payments

As a REIT, Aimco is required to distribute annually to holders of its Common Stock at least 90.0% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. Aimco’s Board determines and declares Aimco’s dividends. In making a dividend determination, Aimco’s Board considers a variety of factors, including REIT distribution requirements; current market conditions; liquidity needs; and other uses of cash, such as deleveraging and accretive investment activities.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NO.	DESCRIPTION

3.1	Charter – Articles of Amendment and Restatement (Exhibit 3.1 to Aimco’s Current Report on Form 8-K, dated October 2, 2023, is incorporated herein by this reference)

3.2	Amended and Restated Bylaws (Exhibit 3.1 to Aimco’s Current Report on Form 8-K, dated April 28, 2023, is incorporated herein by this reference).

3.3	Articles Supplementary of Apartment Investment Management Company (Exhibit 3.1 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.1	Amended and Restated Agreement of Limited Partnership of Aimco OP L.P., effective as of December 14, 2020 (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Aimco

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Aimco

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

101

The following materials from Aimco’s and Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of equity and partners’ capital; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: May 8, 2025