Form 10-Q
period 2025-06-30
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2025-08-11
CIK 922864, 1820878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of Apartment Investment and Management Company Class A common stock (“Common Stock”) outstanding as of August 8, 2025: 142,331,227

EXPLANATORY NOTE

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

Aimco, through a wholly-owned subsidiary, is the general partner and is, directly, the special limited partner of Aimco OP L.P. (“Aimco Operating Partnership”). As of June 30, 2025, Aimco owned 92.4% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.8% of the economic interest in Aimco Operating Partnership. The remaining 7.6% legal interest is owned by limited partners. The common partnership units of Aimco Operating Partnership are referred to as “OP Units”. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

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

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2025, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

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

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Buildings and improvements	$1,379,865	$1,348,925
Land	397,767	398,182
Total real estate	1,777,632	1,747,107
Accumulated depreciation	(508,074)	(499,274)
Net real estate	1,269,558	1,247,833
Cash and cash equivalents	41,385	141,072
Restricted cash	26,428	31,367
Notes receivable	59,847	58,794
Right-of-use lease assets - finance leases	107,077	107,714
Other assets, net	89,623	94,051
Assets held for sale, net	275,892	276,079
Total assets	$1,869,810	$1,956,910

LIABILITIES AND EQUITY
Non-recourse property debt, net	$685,031	$685,420
Non-recourse construction loans, net	370,601	385,240
Revolving credit facility	42,800	—
Total indebtedness	1,098,432	1,070,660
Deferred tax liabilities	102,187	101,457
Lease liabilities - finance leases	123,664	121,845
Dividends payable	998	89,182
Accrued liabilities and other	102,239	100,849
Liabilities related to assets held for sale, net	159,842	160,620
Total liabilities	1,587,362	1,644,613

Redeemable noncontrolling interests in consolidated real estate partnerships	146,106	142,931

Commitments and contingencies (Note 3)

Equity (510,587,500 shares authorized at June 30, 2025 and December 31, 2024):
Common Stock, $0.01 par value, 137,376,505 and 136,351,966 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,374	1,364
Additional paid-in capital	426,730	425,002
Retained earnings (deficit)	(336,454)	(303,409)
Total Aimco equity	91,650	122,957
Noncontrolling interests in consolidated real estate partnerships	39,665	39,560
Common noncontrolling interests in Aimco Operating Partnership	5,027	6,849
Total equity	136,342	169,366
Total liabilities and equity	$1,869,810	$1,956,910

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES
Rental and other property revenues	$52,758	$51,148	$105,110	$101,350

OPERATING EXPENSES
Property operating expenses	23,192	22,557	46,257	43,756
Depreciation and amortization	16,363	22,110	32,784	41,578
General and administrative expenses	7,798	7,577	15,978	16,126
Total operating expenses	47,353	52,244	95,019	101,460

Interest income	1,546	2,535	3,638	5,183
Interest expense	(18,002)	(16,820)	(35,440)	(30,190)
Realized and unrealized gains (losses) on interest rate contracts	(72)	640	(333)	2,312
Realized and unrealized gains (losses) on equity investments	(210)	(47,264)	(607)	(47,535)
Other income (expense), net	(72)	(1,286)	(551)	(2,876)
Income (loss) before income tax	(11,405)	(63,291)	(23,202)	(73,216)
Income tax benefit (expense)	(5,571)	2,188	(5,486)	4,917
Net income (loss)	(16,976)	(61,103)	(28,688)	(68,299)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,156)	(3,598)	(5,829)	(7,158)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(232)	811	(528)	827
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	1,059	3,364	1,824	3,918
Net income (loss) attributable to Aimco	$(19,305)	$(60,526)	$(33,221)	$(70,712)

Net income (loss) attributable to Aimco per common share – basic (Note 4)	$(0.14)	$(0.43)	$(0.24)	$(0.50)
Net income (loss) attributable to Aimco per common share – diluted (Note 4)	$(0.14)	$(0.43)	$(0.24)	$(0.50)

Weighted-average common shares outstanding – basic	137,341	139,816	137,123	140,205
Weighted-average common shares outstanding – diluted	137,341	139,816	137,123	140,205

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended June 30, 2025 and 2024

(In thousands)

(Unaudited)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at March 31, 2024	140,211	$1,402	$460,907	$(126,478)	$335,831	$51,333	$18,256	$405,420
Net income (loss)	—	—	—	(60,526)	(60,526)	(811)	(3,364)	(64,701)
Share-based compensation expense	—	—	1,906	—	1,906	—	6	1,912
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	194	—	194
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(436)	—	(436)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	—	—	694	—	694	—	(809)	(115)
Common stock repurchased	(3,044)	(30)	(24,402)	—	(24,432)	—	—	(24,432)
Other, net	—	—	63	—	63	—	—	63
Balances at June 30, 2024	137,167	$1,372	$439,168	$(187,004)	$253,536	$50,280	$14,089	$317,905

Balances at March 31, 2025	137,161	$1,372	$426,309	$(317,195)	$110,486	$39,600	$6,077	$156,163
Net income (loss)	—	—	—	(19,305)	(19,305)	232	(1,059)	(20,132)
Share-based compensation expense	—	—	1,584	38	1,622	—	—	1,622
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	177	—	177
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(344)	—	(344)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	—	—	(79)	—	(79)	—	9	(70)
Purchase of redeemable noncontrolling interests in consolidated real estate partnerships	—	—	323	—	323	—	—	323
Other common stock issuances, net of withholding taxes	216	2	(1,407)	—	(1,405)	—	—	(1,405)
Other, net	—	—	—	8	8	—	—	8
Balances at June 30, 2025	137,377	$1,374	$426,730	$(336,454)	$91,650	$39,665	$5,027	$136,342

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2025 and 2024

(In thousands)

(Unaudited)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2023	140,576	$1,406	$464,538	$(116,292)	$349,652	$51,265	$19,061	$419,978
Net income (loss)	—	—	—	(70,712)	(70,712)	(827)	(3,918)	(75,457)
Share-based compensation expense	—	—	3,834	—	3,834	—	12	3,846
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	679	—	679
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(837)	—	(837)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	—	—	666	—	666	—	(1,066)	(400)
Common stock repurchased	(3,917)	(39)	(30,948)	—	(30,987)	—	—	(30,987)
Other common stock issuances, net of withholding taxes	508	5	1,015	—	1,020	—	—	1,020
Other, net	—	—	63	—	63	—	—	63
Balances at June 30, 2024	137,167	$1,372	$439,168	$(187,004)	$253,536	$50,280	$14,089	$317,905

Balances at December 31, 2024	136,352	$1,364	$425,002	$(303,409)	$122,957	$39,560	$6,849	$169,366
Net income (loss)	—	—	—	(33,221)	(33,221)	528	(1,824)	(34,517)
Share-based compensation expense	—	—	2,806	151	2,957	—	2	2,959
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	351	—	351
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(774)	—	(774)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	—	—	(224)	—	(224)	—	48	(176)
Purchase of redeemable noncontrolling interests in consolidated real estate partnerships	—	—	323	—	323	—	—	323
Common stock repurchased	(29)	—	(256)	—	(256)	—	—	(256)
Other common stock issuances, net of withholding taxes	1,054	10	(863)	—	(853)	—	—	(853)
Other, net	—	—	(58)	25	(33)	—	(48)	(81)
Balances at June 30, 2025	137,377	$1,374	$426,730	$(336,454)	$91,650	$39,665	$5,027	$136,342

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,688)	$(68,299)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,784	41,578
Realized and unrealized (gains) losses on interest rate contracts	333	(2,312)
Realized and unrealized (gains) losses on equity investments	607	47,535
Income tax expense (benefit)	5,486	(4,917)
Share-based compensation expense	2,542	3,270
Loss (income) from unconsolidated real estate partnerships	(925)	(570)
Other, including amortization of debt issuance costs	4,280	8,415
Changes in operating assets and operating liabilities:
Operating assets, net	(2,734)	(8,065)
Operating liabilities, net	(191)	13,083
Total adjustments	42,182	98,017
Net cash provided by operating activities	13,494	29,718
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures(1)	(45,617)	(77,860)
Other investing activities	(120)	419
Net cash used in investing activities	(45,737)	(77,441)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse construction loans	22,337	52,340
Proceeds from revolving credit facility	42,800	—
Principal repayments on non-recourse property debt	(1,629)	(1,569)
Principal repayments on non-recourse construction loans	(42,081)	—
Proceeds from interest rate contracts	1,116	3,783
Purchase of interest rate contracts	(576)	—
Common stock repurchased	(256)	(30,987)
Payments related to withholding taxes for share-based compensation	(3,545)	(567)
Dividends paid on common stock and OP Units	(88,213)	—
Contributions from redeemable noncontrolling interests	6,911	150
Distributions to redeemable noncontrolling interests	(4,067)	(4,091)
Contributions from noncontrolling interests	351	679
Distributions to noncontrolling interests	(774)	(837)
Redemption of OP Units held by third parties	(176)	(400)
Purchase of redeemable noncontrolling interests in consolidated real estate partnerships	(5,096)	—
Other financing activities	450	(647)
Net cash provided by (used in) financing activities	(72,448)	17,854
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(104,691)	(29,869)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	172,956	139,267
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$68,265	$109,398

(1) Accrued capital expenditures were $15.0 million and $34.5 million as of June 30, 2025 and 2024, respectively.

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Buildings and improvements	$1,379,865	$1,348,925
Land	397,767	398,182
Total real estate	1,777,632	1,747,107
Accumulated depreciation	(508,074)	(499,274)
Net real estate	1,269,558	1,247,833
Cash and cash equivalents	41,385	141,072
Restricted cash	26,428	31,367
Notes receivable	59,847	58,794
Right-of-use lease assets - finance leases	107,077	107,714
Other assets, net	89,623	94,051
Assets held for sale, net	275,892	276,079
Total assets	$1,869,810	$1,956,910

LIABILITIES AND EQUITY
Non-recourse property debt, net	$685,031	$685,420
Non-recourse construction loans, net	370,601	385,240
Revolving credit facility	42,800	—
Total indebtedness	1,098,432	1,070,660
Deferred tax liabilities	102,187	101,457
Lease liabilities - finance leases	123,664	121,845
Dividends payable	998	89,182
Accrued liabilities and other	102,239	100,849
Liabilities related to assets held for sale, net	159,842	160,620
Total liabilities	1,587,362	1,644,613

Redeemable noncontrolling interests in consolidated real estate partnerships	146,106	142,931

Commitments and contingencies (Note 3)

Partners’ capital:
General Partner and Special Limited Partner	91,650	122,957
Limited Partners	5,027	6,849
Partners’ capital attributable to Aimco Operating Partnership	96,677	129,806
Noncontrolling interests in consolidated real estate partnerships	39,665	39,560
Total partners’ capital	136,342	169,366
Total liabilities and partners’ capital	$1,869,810	$1,956,910

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES
Rental and other property revenues	$52,758	$51,148	$105,110	$101,350

OPERATING EXPENSES
Property operating expenses	23,192	22,557	46,257	43,756
Depreciation and amortization	16,363	22,110	32,784	41,578
General and administrative expenses	7,798	7,577	15,978	16,126
Total operating expenses	47,353	52,244	95,019	101,460

Interest income	1,546	2,535	3,638	5,183
Interest expense	(18,002)	(16,820)	(35,440)	(30,190)
Realized and unrealized gains (losses) on interest rate contracts	(72)	640	(333)	2,312
Realized and unrealized gains (losses) on equity investments	(210)	(47,264)	(607)	(47,535)
Other income (expense), net	(72)	(1,286)	(551)	(2,876)
Income (loss) before income tax	(11,405)	(63,291)	(23,202)	(73,216)
Income tax benefit (expense)	(5,571)	2,188	(5,486)	4,917
Net income (loss)	(16,976)	(61,103)	(28,688)	(68,299)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,156)	(3,598)	(5,829)	(7,158)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(232)	811	(528)	827
Net income (loss) attributable to Aimco Operating Partnership	$(20,364)	$(63,890)	$(35,045)	$(74,630)

Net income (loss) attributable to Aimco Operating Partnership per common unit – basic (Note 4)	$(0.14)	$(0.43)	$(0.24)	$(0.50)
Net income (loss) attributable to Aimco Operating Partnership per common unit – diluted (Note 4)	$(0.14)	$(0.43)	$(0.24)	$(0.50)

Weighted-average common units outstanding – basic	144,883	147,451	144,671	147,854
Weighted-average common units outstanding – diluted	144,883	147,451	144,671	147,854

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended June 30, 2025 and 2024

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at March 31, 2024	$335,831	$18,256	$354,087	$51,333	$405,420
Net income (loss)	(60,526)	(3,364)	(63,890)	(811)	(64,701)
Share-based compensation expense	1,906	6	1,912	—	1,912
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	194	194
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(436)	(436)
Redemption of OP Units held by third parties and reallocation of limited partners' interests in Aimco Operating Partnership	694	(809)	(115)	—	(115)
Redemption of OP Units held by Aimco	(24,432)	—	(24,432)	—	(24,432)
Other, net	63	—	63	—	63
Balances at June 30, 2024	$253,536	$14,089	$267,625	$50,280	$317,905

Balances at March 31, 2025	$110,486	$6,077	$116,563	$39,600	$156,163
Net income (loss)	(19,305)	(1,059)	(20,364)	232	(20,132)
Share-based compensation expense	1,622	—	1,622	—	1,622
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	177	177
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(344)	(344)
Redemption of OP Units held by third parties and reallocation of limited partners' interests in Aimco Operating Partnership	(79)	9	(70)	—	(70)
Purchase of redeemable noncontrolling interests in consolidated real estate partnerships	323	—	323	—	323
Other OP Unit issuances, net of withholding taxes	(1,405)	—	(1,405)	—	(1,405)
Other, net	8	—	8	—	8
Balances at June 30, 2025	$91,650	$5,027	$96,677	$39,665	$136,342

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Six Months Ended June 30, 2025 and 2024

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2023	$349,652	$19,061	$368,713	$51,265	$419,978
Net income (loss)	(70,712)	(3,918)	(74,630)	(827)	(75,457)
Share-based compensation expense	3,834	12	3,846	—	3,846
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	679	679
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(837)	(837)
Redemption of OP Units held by third parties and reallocation of limited partners' interests in Aimco Operating Partnership	666	(1,066)	(400)	—	(400)
Redemption of OP Units held by Aimco	(30,987)	—	(30,987)	—	(30,987)
Other OP Unit issuances, net of withholding taxes	1,020	—	1,020	—	1,020
Other, net	63	—	63	—	63
Balances at June 30, 2024	$253,536	$14,089	$267,625	$50,280	$317,905

Balances at December 31, 2024	$122,957	$6,849	$129,806	$39,560	$169,366
Net income (loss)	(33,221)	(1,824)	(35,045)	528	(34,517)
Share-based compensation expense	2,957	2	2,959	—	2,959
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	351	351
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(774)	(774)
Redemption of OP Units held by third parties and reallocation of limited partners' interests in Aimco Operating Partnership	(224)	48	(176)	—	(176)
Purchase of redeemable noncontrolling interests in consolidated real estate partnerships	323	—	323	—	323
Redemption of OP Units held by Aimco	(256)	—	(256)	—	(256)
Other OP Unit issuances, net of withholding taxes	(853)	—	(853)	—	(853)
Other, net	(33)	(48)	(81)	—	(81)
Balances at June 30, 2025	$91,650	$5,027	$96,677	$39,665	$136,342

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,688)	$(68,299)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,784	41,578
Realized and unrealized (gains) losses on interest rate contracts	333	(2,312)
Realized and unrealized (gains) losses on equity investments	607	47,535
Income tax expense (benefit)	5,486	(4,917)
Share-based compensation expense	2,542	3,270
Loss (income) from unconsolidated real estate partnerships	(925)	(570)
Other, including amortization of debt issuance costs	4,280	8,415
Changes in operating assets and operating liabilities:
Operating assets, net	(2,734)	(8,065)
Operating liabilities, net	(191)	13,083
Total adjustments	42,182	98,017
Net cash provided by operating activities	13,494	29,718
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures(1)	(45,617)	(77,860)
Other investing activities	(120)	419
Net cash used in investing activities	(45,737)	(77,441)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse construction loans	22,337	52,340
Proceeds from revolving credit facility	42,800	—
Principal repayments on non-recourse property debt	(1,629)	(1,569)
Principal repayments on non-recourse construction loans	(42,081)	—
Proceeds from interest rate contracts	1,116	3,783
Purchase of interest rate contracts	(576)	—
Common stock repurchased	(256)	(30,987)
Payments related to withholding taxes for share-based compensation	(3,545)	(567)
Dividends paid on common stock and OP Units	(88,213)	—
Contributions from redeemable noncontrolling interests	6,911	150
Distributions to redeemable noncontrolling interests	(4,067)	(4,091)
Contributions from noncontrolling interests	351	679
Distributions to noncontrolling interests	(774)	(837)
Redemption of OP Units held by third parties	(176)	(400)
Purchase of redeemable noncontrolling interests in consolidated real estate partnerships	(5,096)	—
Other financing activities	450	(647)
Net cash provided by (used in) financing activities	(72,448)	17,854
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(104,691)	(29,869)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	172,956	139,267
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$68,265	$109,398

(1) Accrued capital expenditures were $15.0 million and $34.5 million as of June 30, 2025 and 2024, respectively.

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Aimco, through a wholly owned subsidiary, is the general partner and is, directly, the special limited partner of Aimco OP L.P. (“Aimco Operating Partnership”). As of June 30, 2025, Aimco owned 92.4% of the legal interest in the common partnership units of Aimco Operating Partnership and 94.8% of the economic interest in Aimco Operating Partnership. The remaining 7.6% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2025, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, each is referred to specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

We own or lease a portfolio of real estate investments focused primarily on the U.S. multifamily sector. At June 30, 2025, our entire portfolio of operating residential apartment communities includes 5,243 apartment homes within 20 consolidated stabilized operating properties, a substantially complete 689-unit community with 105,000 square feet of retail space, a substantially complete 220-unit community, and four unconsolidated properties. Additionally, we have a completed single family rental community with 16 homes and eight accessory dwelling units, a waterfront ground-up development under construction with 114 planned units, a 106-key luxury hotel with event space, one commercial office building that is part of an assemblage with an adjacent apartment building that is currently held for sale (together referred to as the “Brickell Assemblage”), and land parcels held for development. In addition, we hold other alternative investments, including our Mezzanine Investment, our investment in IQHQ Holdings, LP (“IQHQ”), and our investment in real estate technology funds. See Note 2 for further information regarding our Mezzanine Investment and our investment in IQHQ.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Common noncontrolling interests in Aimco Operating Partnership

Common noncontrolling interests in Aimco Operating Partnership consist of OP Units held by third parties and are reflected in Aimco’s accompanying Condensed Consolidated Balance Sheets as Common noncontrolling interests in Aimco Operating Partnership. Aimco Operating Partnership’s income or loss is allocated to the holders of OP Units, other than Aimco, based on the weighted-average number of OP Units (including OP Units held by Aimco) outstanding during the period. For the periods ended June 30, 2025 and 2024, the holders of OP Units had a weighted-average economic ownership interest in Aimco Operating Partnership of approximately 5.2%, and 5.2%, respectively. Substantially all of the assets and liabilities of Aimco are held by Aimco Operating Partnership.

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

Redeemable noncontrolling interests in consolidated real estate partnerships as of June 30, 2025, consists of the following: (i) a preferred equity interest that receives 8.0% preferred return per annum in an entity that owns a portfolio of operating apartment communities, (ii) a preferred equity interest accruing 9.7% preferred return per annum in a consolidated joint venture with a residential apartment community in lease-up, and (iii) a preferred equity interest accruing 14.5% preferred return per annum in an entity that owns a waterfront ground-up development. Capital contributions, distributions, and net income attributable to redeemable noncontrolling interests in consolidated real estate partnerships are determined in accordance with the relevant partnership agreements. These interests are presented as Redeemable noncontrolling interests in consolidated real estate partnerships in our Condensed Consolidated Balance Sheets as of June 30, 2025.

The assets of our consolidated real estate partnerships must first be used to settle the liabilities of the consolidated real estate partnerships. The consolidated real estate partnership’s creditors do not have recourse to the general credit of Aimco Operating Partnership.

The following table shows changes in our redeemable noncontrolling interests in consolidated real estate partnerships for the six months ended June 30, 2025 and 2024, (in thousands):

	2025	2024
Balance at Beginning of Period	$142,931	$171,632
Contributions	6,911	150
Distributions	(4,067)	(4,091)
Purchases(1)	(5,419)	—
Net income	5,829	7,158
Other(2)	(79)	—
Balance at June 30,	$146,106	$174,849

(1) In May 2025, we purchased all of the outstanding redeemable noncontrolling interest from our development partner in the Strathmore Square property for a cash purchase price of $5.0 million.

(2) In September 2024, we secured a $55.5 million preferred equity commitment from a third-party for the development of a luxury water-front rental development in Miami, Florida. Costs incurred were treated as a discount to Redeemable noncontrolling interests in consolidated real estate partnerships and are amortized using the effective interest method in accordance with GAAP.

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

In June 2023, we closed on the sale of a 20% non-controlling participation in the Mezzanine Investment for $33.5 million. The partial sale and transfer of the financial interest did not qualify for sale accounting and therefore, we recorded the cash received from the purchaser as a liability, which is included in Accrued liabilities and other in our Consolidated Balance Sheets. Although the cash received is accounted for as a liability, no amount is due to the purchaser until after we receive $134.0 million plus an annualized return. While the Mezzanine Investment had not been repaid and was in maturity default as of June 30, 2025, we are precluded from derecognizing the liability until it has been deemed to be extinguished in accordance with GAAP.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and income and, if applicable, gains retained by the REIT. For the three and six months ended June 30, 2025, we had consolidated net losses subject to tax of $0.9 million and $3.2 million, respectively. For the three and six months ended June 30, 2024, we had consolidated net losses subject to tax of $5.3 million and $11.9 million, respectively.

For the three and six months ended June 30, 2025, we recognized income tax expense of $5.6 million and $5.5 million, respectively, compared to an income tax benefit of $2.2 and $4.9 million, respectively, during the same periods in 2024. The change in income tax expense is due primarily to the recognition of a non-cash partial valuation allowance against the deferred tax assets of our TRS entities and the tax effect of reduced depreciation in 2025 associated with properties owned by, and activities of, our TRS entities.

On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Significant provisions of the OBBBA include the permanent extension of certain provisions of the 2017 Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. We are currently evaluating the tax consequences of the OBBBA.

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

On December 30, 2024, Aimco entered into an agreement to sell the Brickell Assemblage. The transaction is scheduled to occur in the fourth quarter of 2025. We determined the Brickell Assemblage was a disposal group that met the criteria to be classified as held for sale as of June 30, 2025 and December 31, 2024. The transaction does not meet the criteria for discontinued operations classification. The following summary presents the major components of assets and liabilities, in accordance with GAAP, related to the real estate properties held for sale as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Buildings and improvements	$218,609	$218,388
Land	181,381	181,381
Total real estate	399,990	399,769
Accumulated depreciation	(126,840)	(126,840)
Net real estate	273,150	272,929
Restricted cash	452	517
Other assets, net	2,290	2,633
Assets held for sale, net	$275,892	$276,079

Non-recourse property debt, net	$158,163	$158,888
Accrued liabilities and other	1,679	1,732
Liabilities related to assets held for sale, net	$159,842	$160,620

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

Restricted cash

Restricted cash consists of tenant security deposits, cash restricted as required by our debt agreements, and cash restricted in association with legal, municipal, federal, or tax requirements. The reconciliation of cash flow information is as follows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$41,385	$141,072
Restricted cash	26,428	31,367
Restricted cash held for sale	452	517
Cash, cash equivalents, and restricted cash	$68,265	$172,956

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

We have a seller financing note with a principal balance of $43.2 million and an effective interest rate of 6.0%. As of June 30, 2025 and December 31, 2024, the remaining unamortized discount was $2.1 million and $2.7 million, respectively. The amortization of the discount for the three and six months ended June 30, 2025 and 2024, was $0.3 million and $0.6 million, respectively, which was recorded as a component of Interest Income in our Condensed Consolidated Statements of Operations.

Other assets, net

Other assets, net were comprised of the following amounts as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Other investments	$15,770	$16,115
Deferred costs, deposits, and other	12,274	11,233
Prepaid expenses and real estate taxes	15,231	14,208
Interest rate contracts (1)	543	891
Unconsolidated real estate partnerships	15,364	15,155
Intangible assets, net	12,708	13,154
Corporate fixed assets, net of accumulated depreciation of $9,322 and $9,591 as of June 30, 2025 and December 31, 2024, respectively	8,685	9,844
Accounts receivable, net of allowances of $403 and $352 as of June 30, 2025 and December 31, 2024, respectively	8,045	8,276
Deferred tax assets	1,003	5,175
Total other assets, net	$89,623	$94,051

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

During the three months ended June 30, 2025, we recognized unrealized losses on our investment in stock of $0.2 million, compared to unrealized losses of $0.3 million in 2024. During the three months ended June 30, 2025 and 2024, we recognized no unrealized gains or losses on our investments in property technology funds.

During the six months ended June 30, 2025, we recognized unrealized losses on our investment in stock of $0.7 million, compared to unrealized losses of $0.7 million during the same period in 2024. During the six months ended June 30, 2025 and 2024, we recognized unrealized gains on our investments in property technology funds of $0.1 million and unrealized gains of $0.2 million, respectively. See Note 5 for discussion of our fair value measurements for these investments.

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

	As of June 30, 2025	As of December 31, 2024
Equity ownership in IQHQ under measurement alternative:
Initial cost of remaining balance	$39,185	$39,185
Cumulative upward adjustments	20,501	20,501
Cumulative impairment	(48,615)	(48,615)
Total carrying value	$11,071	$11,071

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

In January 2025, we paid a special cash dividend of $0.60 per share to distribute the net proceeds resulting from our 2024 asset sales to stockholders. The special cash dividend was declared on December 19, 2024, to stockholders of record on January 14, 2025, and was accrued in Dividends payable in our Condensed Consolidated Balance Sheets as of December 31, 2024. As of June 30, 2025, we have a remaining liability of $1.0 million for forfeitable dividends on certain unvested share-based compensation awards, which will be paid when the requisite service-based and market-based conditions have been achieved.

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

The Benson Hotel generated revenues of $2.1 million and $1.8 million for the three months ended June 30, 2025 and 2024, respectively, and $3.5 million and $3.0 million for the six months ended June 30, 2025 and 2024, respectively.

Recent accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid net of refunds, (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state and foreign). The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our condensed consolidated financial statements and related disclosures.

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

Note 3 — Commitments and Contingencies

Commitments

In connection with our development, redevelopment, and other capital additions activities, we have entered into various construction-related contracts, and have made commitments to complete development and redevelopment of certain real estate, pursuant to financing or other arrangements. As of June 30, 2025, we had remaining commitments for construction-related contracts of $125.1 million, with $133.2 million undrawn on our non-recourse construction loans.

As of June 30, 2025, we have remaining unfunded commitments of $1.2 million related to our investments in property technology funds invested in entities that develop technology related to the real estate industry. The timing of the remaining funding of these commitments is uncertain.

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

Aimco’s Common Stock and OP Unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares of Common Stock and Aimco Operating Partnership’s issuance to Aimco of additional OP Units equal to the number of shares of Common Stock purchased under the options. These equivalents also include unvested market-based restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and OP Units outstanding equal to the number of the shares that vest. OP Unit equivalents also include unvested long-term incentive partnership units. The Common Stock and OP Unit equivalents were not included in the computation of diluted earnings per share and unit for the three and six months ended June 30, 2025 and 2024, because the effect of their inclusion would have been antidilutive. As of June 30, 2025, the Common Stock and OP Unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 4.4 million and 8.5 million, respectively.

Aimco’s time-based restricted stock awards receive non-forfeitable dividends similar to shares of Common Stock and OP Units prior to vesting, and our market-based long-term incentive partnership units (“LTIP Units”) receive non-forfeitable distributions based on specified percentages of the distributions paid to OP Units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Participating securities were not included in the computation of diluted earnings per share and unit for the three and six months ended June 30, 2025 and 2024, because the effect of their inclusion would have been antidilutive. As of June 30, 2025, participating securities that could potentially dilute basic earnings per share or unit in future periods totaled 1.9 million.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the three and six months ended June 30, 2025 and 2024, are as follows (in thousands, except per share and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings per share
Numerator:
Net income (loss) attributable to Aimco	$(19,305)	$(60,526)	$(33,221)	$(70,712)
Net income (loss) allocated to Aimco participating securities	—	—	—	—
Net income (loss) attributable to Aimco common stockholders	$(19,305)	$(60,526)	$(33,221)	$(70,712)

Denominator - shares:
Basic weighted-average common stock outstanding	137,341	139,816	137,123	140,205
Diluted share equivalents outstanding	—	—	—	—
Diluted weighted-average common stock outstanding	137,341	139,816	137,123	140,205

Earnings (loss) per share - basic	$(0.14)	$(0.43)	$(0.24)	$(0.50)
Earnings (loss) per share - diluted	$(0.14)	$(0.43)	$(0.24)	$(0.50)

Earnings per unit
Numerator:
Net income (loss) attributable to Aimco Operating Partnership	$(20,364)	$(63,890)	$(35,045)	$(74,630)
Net income (loss) allocated to Aimco Operating Partnership participating securities	—	—	—	—
Net income (loss) attributable to Aimco Operating Partnership’s common unit holders	$(20,364)	$(63,890)	$(35,045)	$(74,630)

Denominator - units
Basic weighted-average OP Units outstanding	144,883	147,451	144,671	147,854
Diluted OP Unit equivalents outstanding	—	—	—	—
Diluted weighted-average OP Units outstanding	144,883	147,451	144,671	147,854

Earnings (loss) per unit - basic	$(0.14)	$(0.43)	$(0.24)	$(0.50)
Earnings (loss) per unit - diluted	$(0.14)	$(0.43)	$(0.24)	$(0.50)

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

From time to time we purchase interest rate swaps, caps, and other instruments to provide protection against increases in interest rates on our variable rate debt. These instruments are presented as Interest rate contracts in Other assets, net in our Condensed Consolidated Balance Sheets. As of June 30, 2025, we held interest rate caps with a maximum notional value of $464.3 million. These instruments were acquired for $3.6 million, and the fair value of these instruments is $0.5 million as noted in the table below.

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

As of June 30, 2025 and December 31, 2024, we had investments in stock of $0.9 million and $1.6 million, respectively, classified within Level 1 of the GAAP fair value hierarchy. In addition, as of June 30, 2025 and December 31, 2024, we have investments in property technology funds of $3.8 million and $3.5 million, respectively, in entities that develop technology related to the real estate industry. These investments are measured at net asset value (“NAV”) as a practical expedient. The period of time over which the underlying assets in these investments are expected to be liquidated is unknown. See Note 3 for further information regarding unfunded commitments related to these investments.

The following table summarizes the fair value for our interest rate contracts, investments in stock, and our investments in real estate technology funds as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025				As of December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Interest rate contracts	$504	$—	$504	$—	$862	$—	$862	$—
Investments in stock	890	890	—	—	1,573	1,573	—	—
Investments in real estate technology funds (1)	3,809	—	—	—	3,468	—	—	—
Total assets	$5,203	$890	$504	$—	$5,903	$1,573	$862	$—

(1) Investments measured at fair value using NAV as a practical expedient are not classified in the fair value hierarchy.

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents and restricted cash approximated their fair value as of June 30, 2025, and December 31, 2024 and are categorized within Level 1 of the GAAP fair value hierarchy. In addition, the carrying amount of the revolving credit facility approximated its fair value as of June 30, 2025. We estimate the fair value of our non-recourse property debt and non-recourse construction loans using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, debt service coverage ratios, and loan to value ratios. We classify the fair value of our non-recourse property debt, non-recourse construction loans, and revolving credit facility within Level 2 of the GAAP valuation hierarchy based on the significance of certain observable inputs used to estimate their fair value.

The following table summarizes the carrying value and fair value of our non-recourse property debt, and non-recourse construction loans as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Description:
Non-recourse property debt	$689,155	$662,778	$689,885	$641,563
Non-recourse construction loans	377,251	380,557	393,750	393,756
Total	$1,066,406	$1,043,335	$1,083,635	$1,035,319

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

The details of our consolidated and unconsolidated VIEs, excluding those of Aimco Operating Partnership, are summarized in the table below as of June 30, 2025 and December 31, 2024 (in thousands, except for Count of VIEs):

	As of June 30, 2025		As of December 31, 2024
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Count of VIEs	5	7	6	7
Assets
Net real estate	$462,220	$—	$593,837	$—
Cash and cash equivalents	2,270	—	4,625	—
Restricted cash	8,144	—	14,913	—
Notes receivable	19,038	—	18,571	—
Right-of-use lease assets - finance leases	92,425	—	107,714	—
Other assets, net	11,568	26,435	26,028	26,226
Liabilities
Non-recourse construction loans, net	271,273	—	385,240	—
Lease liabilities - finance leases	107,470	—	121,845	—
Accrued liabilities and other	12,315	33,500	14,518	33,500

Note 7 — Lease Arrangements

Aimco as Lessor

Our apartment homes and commercial spaces are leased to tenants under operating leases. As of June 30, 2025, our apartment home leases generally have initial terms of 24 months or less. As of June 30, 2025, our commercial space leases generally have initial terms between 5 and 15 years and represent approximately 6% to 7% of our total revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and other certain conditions.

We have a sublease arrangement providing space within our corporate office for fixed rents, which commenced on January 1, 2021 and expires on May 31, 2029. For the three and six months ended June 30, 2025, we recognized sublease income of $0.4 and $0.7 million, respectively. For the same periods in 2024, we recognized sublease income of $0.4 million and $0.7 million, respectively.

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements and other services. We have elected the practical expedient to not separate non-lease components from associated lease components in accordance with ASC 842. For the three and six months ended June 30, 2025 and 2024, our total lease income was comprised of the following amounts for all residential and commercial property leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed lease income	$46,568	$45,772	$92,824	$91,705
Variable lease income	4,107	3,381	8,757	7,580
Total lease income	$50,675	$49,153	$101,581	$99,285

Future minimum lease payments that are contractually due to us from our office space sublease and commercial space leases, excluding extension options, as of June 30, 2025, are as follows (in thousands):

	Corporate Office Sublease	Commercial Leases
Remainder of 2025	$714	$1,165
2026	1,433	2,516
2027	1,443	2,335
2028	1,453	2,259
2029	630	2,289
Thereafter	—	18,422
Total	$5,673	$28,986

Aimco as Lessee

Lease Arrangements

We are lessee to finance leases for the land underlying our properties at Upton Place, Strathmore Square, and Oak Shore. We have operating leases primarily for corporate office space. Substantially all of our office lease payments are fixed. See the table below for lease costs, net of capitalized finance lease costs, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$411	$383	$849	$762
Finance lease costs:
Amortization of right-of-use assets, net of capitalized amounts	316	250	638	431
Interest on lease liabilities, net of capitalized amounts	1,864	1,611	3,716	2,673
Total lease costs, net of capitalized amounts	$2,591	$2,244	$5,203	$3,866

The weighted-average remaining terms and discount rates for our operating and finance leases are summarized in the table below as of June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years):
Operating leases	3.8	4.3
Finance leases	92.0	92.5

Weighted-average discount rate:
Operating leases	3.4%	3.5%
Finance leases	6.1%	6.1%

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

As of June 30, 2025 and December 31, 2024, operating lease right-of-use lease assets of $4.3 million and $4.7 million, respectively, are included in Other assets, net in our Condensed Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, operating lease liabilities of $8.3 million and $9.2 million, respectively, are included in Accrued liabilities and other in our Condensed Consolidated Balance Sheets.

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

Annual Future Minimum Lease Payments

Combined annual future minimum lease payments under our operating and finance leases are as follows as of June 30, 2025 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$965	$2,247
2026	2,466	4,954
2027	2,380	5,483
2028	2,181	5,596
2029	843	5,708
Thereafter	—	1,421,989
Total	8,835	1,445,977
Less: Discount	(564)	(1,322,313)
Total lease liabilities	$8,271	$123,664

Note 8 — Business Segments

We have three segments: (i) Development and Redevelopment; (ii) Operating; and (iii) Other.

Our Development and Redevelopment segment consists of rental communities that are under construction or have not achieved stabilization, as well as land held for development. As of June 30, 2025, our Development and Redevelopment segment consists of 9 properties, including one under construction, two substantially completed and in lease-up, and one that has completed lease-up and is stabilizing operations.

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

The following tables present the results of operations of consolidated properties within our segments for the three months ended June 30, 2025 and 2024 (in thousands):

	Development and Redevelopment	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments(2)	Consolidated
Three Months Ended June 30, 2025
Rental and other property revenues	$6,124	$35,394	$2,084	$2,230	$6,926	$52,758
Controllable operating expenses(3)	1,490	5,112	1,768	—	818	9,188
Real estate taxes, net of capitalized amounts	1,124	4,789	560	—	936	7,409
Utilities expense, net of utility reimbursements	331	593	63	2,230	338	3,555
Property insurance expense, net of capitalized amounts	145	672	33	—	398	1,248
Other property operating expenses(4)	—	—	—	—	1,792	1,792
Property operating expenses	3,090	11,166	2,424	2,230	4,282	23,192
Property net operating income (loss)	3,034	24,228	(340)	—	2,644	29,566
Other operating expenses not allocated to segments(5)	—	—	—	—	(24,161)	(24,161)
Other items included in income before income tax(6)	—	—	—	—	(16,810)	(16,810)
Income (loss) before income tax	$3,034	$24,228	$(340)	$—	$(38,327)	$(11,405)

	Development and Redevelopment	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments(2)	Consolidated
Three Months Ended June 30, 2024
Rental and other property revenues	$1,650	$34,719	$1,813	$1,775	$11,191	$51,148
Controllable operating expenses(3)	863	5,071	1,417	—	1,618	8,969
Real estate taxes, net of capitalized amounts	183	4,377	94	—	2,179	6,833
Utilities expense, net of utility reimbursements	599	635	64	1,775	320	3,393
Property insurance expense, net of capitalized amounts	154	664	31	—	520	1,369
Other property operating expenses(4)	—	—	—	—	1,993	1,993
Property operating expenses	1,799	10,747	1,606	1,775	6,630	22,557
Property net operating income (loss)	(149)	23,972	207	—	4,561	28,591
Other operating expenses not allocated to segments(5)	—	—	—	—	(29,687)	(29,687)
Other items included in income before income tax(6)	—	—	—	—	(62,195)	(62,195)
Income (loss) before income tax	$(149)	$23,972	$207	$—	$(87,321)	$(63,291)

The following tables present the results of operations of consolidated properties within our segments for the six months ended June 30, 2025 and 2024 (in thousands):

	Development and Redevelopment	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments(2)	Consolidated
Six Months Ended June 30, 2025
Rental and other property revenues	$11,333	$70,967	$3,530	$4,297	$14,983	$105,110
Controllable operating expenses(3)	2,918	9,523	3,484	—	1,548	17,473
Real estate taxes, net of capitalized amounts	2,224	9,234	829	—	3,001	15,288
Utilities expense, net of utility reimbursements	930	1,589	135	4,297	595	7,546
Property insurance expense, net of capitalized amounts	504	1,330	66	—	778	2,678
Other property operating expenses(4)	—	—	—	—	3,272	3,272
Property operating expenses	6,576	21,676	4,514	4,297	9,194	46,257
Property net operating income (loss)	4,757	49,291	(984)	—	5,789	58,853
Other operating expenses not allocated to segments(5)	—	—	—	—	(48,762)	(48,762)
Other items included in income before income tax(6)	—	—	—	—	(33,293)	(33,293)
Income (loss) before income tax	$4,757	$49,291	$(984)	$—	$(76,266)	$(23,202)

	Development and Redevelopment	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments(2)	Consolidated
Six Months Ended June 30, 2024
Rental and other property revenues	$2,432	$69,355	$2,999	$3,797	$22,767	$101,350
Controllable operating expenses(3)	1,395	9,363	2,942	—	2,939	16,639
Real estate taxes, net of capitalized amounts	451	8,634	240	—	3,901	13,226
Utilities expense, net of utility reimbursements	953	1,619	128	3,797	651	7,148
Property insurance expense, net of capitalized amounts	405	1,368	54	—	998	2,825
Other property operating expenses(4)	—	—	—	—	3,918	3,918
Property operating expenses	3,204	20,984	3,364	3,797	12,407	43,756
Property net operating income (loss)	(772)	48,371	(365)	—	10,360	57,594
Other operating expenses not allocated to segments(5)	—	—	—	—	(57,704)	(57,704)
Other items included in income before income tax(6)	—	—	—	—	(73,106)	(73,106)
Income (loss) before income tax	$(772)	$48,371	$(365)	$—	$(120,450)	$(73,216)
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
(4)
Other property operating expenses include property management costs and casualty gains or losses, which are included in consolidated property operating expenses and are not part of our segment performance measure.
(5)
Other operating expenses not allocated to segments consist of depreciation and amortization and general and administrative expenses.
(6)
Other items included in Income before income tax benefit (expense) consist primarily of interest income, interest expense, realized and unrealized gains (losses) on interest rate contracts, realized and unrealized gains (losses) on equity investments, other income (expense), and gain on dispositions of real estate, if any.

Net real estate and non-recourse property debt and construction loans, net, of our segments as of June 30, 2025 and December 31, 2024, were as follows (in thousands):

	Development and Redevelopment	Operating	Other	Total
As of June 30, 2025
Buildings and improvements	$662,807	$641,156	$75,902	$1,379,865
Land	165,217	231,047	1,503	397,767
Total real estate	828,024	872,203	77,405	1,777,632
Accumulated depreciation	(34,772)	(459,857)	(13,445)	(508,074)
Net real estate	$793,252	$412,346	$63,960	$1,269,558

Non-recourse property debt and construction loans, net	$370,601	$685,031	$—	$1,055,632

	Development and Redevelopment	Operating	Other	Total
As of December 31, 2024
Buildings and improvements	$620,000	$653,184	$75,741	$1,348,925
Land	165,633	231,046	1,503	398,182
Total real estate	785,633	884,230	77,244	1,747,107
Accumulated depreciation	(20,872)	(468,040)	(10,362)	(499,274)
Net real estate	$764,761	$416,190	$66,882	$1,247,833

Non-recourse property debt and construction loans, net	$385,240	$685,420	$—	$1,070,660

Capital additions within our segments for the three and six months ended June 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Development and Redevelopment	$22,134	$29,995	$42,393	$72,466
Operating	5,455	3,855	8,151	6,099
Other	—	—	160	—
Corporate and Amounts Not Allocated to Segments (1)	105	567	211	1,486
Total capital additions	$27,694	$34,417	$50,915	$80,051
(1)
During the three and six months ended June 30, 2025 and 2024, certain capital additions pertained to properties that were sold or reclassified as held for sale and therefore are not included in our segments as capital additions at those respective period ends. We added a row to the table above for presentation purposes to display these capital additions for the three and six months ended June 30, 2025 and 2024.

In addition to the amounts disclosed in the tables above, as of June 30, 2025 the Development and Redevelopment segment right-of-use lease assets and lease liabilities aggregated to $107.1 million and $123.7 million, respectively, and as of December 31, 2024, aggregated to $107.7 million and $121.8 million, respectively. As of June 30, 2025, right-of-use lease assets and lease liabilities primarily relate to our investments in Upton Place, Strathmore, and Oak Shore.

Note 9 — Subsequent Events

Subsequent to quarter end, in July 2025, the buyer in the agreement to sell the Brickell Assemblage exercised its final closing extension option and increased its non-refundable deposit by $7.0 million, bringing the total non-refundable deposit to $50.0 million. Closing is now scheduled for the fourth quarter of 2025.

Our suburban Boston portfolio of five properties located in Massachusetts, New Hampshire, and Rhode Island, is under contract for $740.0 million. The buyer's $20.0 million deposit became non-refundable in August 2025. Four of the five asset sales are expected to close during the third quarter of this year, with closing of the final asset expected in the fourth quarter of 2025 to accommodate the assumption of the property loan.

Our revolving credit facility is secured primarily with the Boston portfolio. Upon closing of the sale of the Boston portfolio, the revolving credit facility bank commitments will end, and sale proceeds will be used to retire the credit facility balance borrowed in May 2025.

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

•
Owning a portfolio of stabilized core and core plus real estate

We own a geographically diversified portfolio of 24 apartment communities (20 consolidated properties and four unconsolidated properties) with average rents in line with local market averages (generally defined as B class), including our suburban Boston portfolio of five consolidated properties under contract to be sold. We also own an apartment building and its adjacent office building, Yacht Club Apartments and 1001 Brickell Bay Drive (together referred to as the “Brickell Assemblage”), in a land assemblage that is under contract to be sold. The target composition of our stabilized portfolio will continue to include primarily B multifamily assets, spread across geographically diversified markets, with a bias toward long established residential neighborhoods that rank highly in regard to schools, employment fundamentals and state and regional governance. Core-Plus opportunities offer the opportunity for incremental capital investment while maintaining stabilized cashflow to accelerate income growth and improve asset values.

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

Results for the three and six months ended June 30, 2025

The results from the execution of our business plan during the three and six months ended June 30, 2025 are described below.

Financial Results and Highlights

•
For the three and six months ended June 30, 2025, net loss attributable to Aimco common stockholders per share, on a fully dilutive basis, was ($0.14) and $(0.24), respectively.
•
For the three and six months ended June 30, 2025, net operating income from our Operating segment was $24.2 million, up 1.1%, and $49.3 million, up 1.9% year-over-year, respectively.
•
Subsequent to quarter end, in August, we agreed to sell our suburban Boston portfolio of five properties located in Massachusetts, New Hampshire, and Rhode Island for $740.0 million. Four of the five asset sales are expected to close during the third quarter of 2025, with the closing of the final asset expected in the fourth quarter 2025.
•
Subsequent to quarter end, in July, the buyer with which we are under agreement to sell the Brickell Assemblage for $520.0 million exercised the final contractual closing extension option that required its non-refundable deposit to be increased by $7.0 million, bringing the total non-refundable deposit to $50.0 million. Closing is now scheduled for the fourth quarter of 2025.
•
Strathmore Square, Upton Place, and Oak Shore, our Development and Redevelopment segment properties in lease-up, remain on plan to reach stabilized occupancy in 2025.
•
In May, we purchased our development partner's interest in the first phase of development at Strathmore Square. We also borrowed on our revolving credit facility to pay off a higher interest rate mezzanine loan used to fund construction of Strathmore Square.

Operating Property Results

We own a diversified portfolio of stabilized apartment communities located in eight major U.S. markets with average rents in line with local market averages (generally defined as B class).

Highlights for the three months ended June 30, 2025 include:

•
Revenue for our Operating segment was $35.4 million, up 1.9% year-over-year, resulting from a $57 increase in average monthly revenue per apartment home to $2,349 and occupancy of 95.8%, down 50 basis points year-over-year. Revenue was negatively impacted by approximately 35 bps in the quarter due to a commercial tenant vacancy in New York City.
•
Expenses for our Operating segment were $11.2 million, up 3.9% year-over-year primarily due to higher real estate taxes from a multi-year property assessment at our Nashville property, which assessment is being appealed.
•
Net operating income for our Operating segment was $24.2 million, up 1.1% year-over-year.

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

As of June 30, 2025, we had one multifamily development project under construction, two multifamily communities that have been substantially completed and are now in lease-up, and one that completed lease-up and is stabilizing operations. In addition to our core multifamily developments, The Benson Hotel was completed in 2023 and remains in the stabilization process.

We have a pipeline of future value-add opportunities totaling approximately 7.7 million gross square feet of development in our target markets of Southeast Florida, the Washington, D.C. Metro Area, and Colorado's Front Range.

During the three and six months ended June 30, 2025, we invested $22.1 million and $42.4 million, respectively, in development and redevelopment activities, primarily funded through construction loan and preferred equity, compared to $29.8 million and $72.6 million, respectively, during the same period in 2024.

Highlights for the three months ended June 30, 2025 include:

•
In Upper Northwest Washington, D.C., all 689 apartment homes at Upton Place were delivered in 2024 and construction is substantially complete. As of June 30, 2025, 473 (69%) units were leased or pre-leased and 386 (56%) were occupied. Additionally, as of June 30, 2025, 92% of the project’s 105,000 square feet of retail space has been leased.
•
In Bethesda, Maryland, all 220 of the highly tailored apartment homes at the first phase of Strathmore Square were delivered in 2024 and construction is substantially complete. As of June 30, 2025, 164 (75%) units had been leased and 139 (63%) were occupied.
•
In Corte Madera, California, construction is complete at Oak Shore. As of June 30, 2025, the ultra-luxury single-family rental community was 96% leased with 23 (96%) of the 24 homes occupied.
•
In Miami’s Edgewater neighborhood, construction remains on schedule and budget at 34th Street, an ultra-luxury waterfront residential tower that will include rental homes averaging more than 2,500 square feet, with oversized private terraces, top-of-the-line finishes, and unobstructed views of Biscayne Bay. We expect to welcome the first residents in 3Q 2027 and stabilize occupancy in 4Q 2028.
•
In the second quarter of 2025, we invested $2.5 million into programming, design, documentation, and entitlement efforts primarily at our 901 North development site, located in Fort Lauderdale, Florida.

Investment and Disposition Activity

We are focused on prudently allocating capital and delivering strong investment returns. Consistent with our capital allocation philosophy, we aim to monetize the value within our assets when accretive uses of the proceeds are identified and invest when the risk adjusted returns are superior to other uses of capital.

•
Subsequent to quarter end, in August 2025, we entered into a definitive agreement to sell our portfolio of five apartment properties, including 2,719 units, located in suburban Boston for $740.0 million. The buyer has completed due diligence and made a $20.0 million non-refundable deposit. Four of the five asset sales are expected to close during the third quarter of this year, with closing of the final asset expected in the fourth quarter of 2025 to accommodate the assumption of the property loan.
•
In December 2024, we entered into an agreement to sell, during 2025, the Brickell Assemblage for a gross price of $520.0 million. Subsequent to quarter end, in July 2025, the buyer exercised its final closing extension option and increased its non-refundable deposit by $7.0 million, bringing the total non-refundable deposit to $50.0 million. Closing is now scheduled for the fourth quarter of 2025.
•
In May, we purchased, for $2.1 million, our development partner's 5% common equity interest in Strathmore Square. In addition, we purchased the same development partner's subordinated interest for $2.9 million, a value representing approximately 60% of its expected future obligation.

Balance Sheet and Financing Activities

We are highly focused on maintaining a strong balance sheet, including having at all times ample liquidity. As of June 30, 2025, we had access to $173.5 million in liquidity, including $41.4 million of cash on hand, $26.4 million of restricted cash, and the capacity to borrow up to $105.7 million on our $150.0 million revolving credit facility. Refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

•
In May 2025, we borrowed $42.8 million on our revolving credit facility to pay off the mezzanine loan used to fund the construction of the first phase of Strathmore Square. The mezzanine loan carried an interest rate of 13.0%, approximately 650 basis points higher than the average rate on the revolving credit facility borrowings during the second quarter 2025.
•
Our Boston portfolio, which is under contract to sell, serves as collateral for our revolving credit facility. As such, at the sale closing, the balance borrowed in May 2025 will be repaid and the facility will be retired. We plan to maintain prudent liquidity following the facility's retirement.

Financial Results of Operations

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements included in Item 1.

Results of Operations for the three and six months ended June 30, 2025 and 2024

Net loss attributable to Aimco common stockholders decreased by $41.2 million and $37.5 million, respectively, for the three and six months ended June 30, 2025, compared to the same period in 2024, as described more fully below.

Property Results

We have three segments: (i) Development and Redevelopment, (ii) Operating, and (iii) Other.

Our Development and Redevelopment segment consists of rental communities that are under construction or have not achieved stabilization, as well as land held for development. As of June 30, 2025, our Development and Redevelopment segment consists of 9 properties, including one under construction, two substantially completed and in lease-up, and one that has completed lease-up and is stabilizing operations.

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

Property Net Operating Income

The results of our segments for the three months ended June 30, 2025 and 2024, as presented below, are based on segment classifications as of June 30, 2025 (dollars in thousands).

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$6,124	$1,650	$4,474	nm
Operating	35,394	34,719	675	1.9%
Other	2,084	1,813	271	14.9%
Total	43,602	38,182	5,420	14.2%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	3,090	1,799	1,291	nm
Operating	11,166	10,747	419	3.9%
Other	2,424	1,606	818	50.9%
Total	16,680	14,152	2,528	17.9%
Property net operating income:
Development and Redevelopment	3,034	(149)	3,183	nm
Operating	24,228	23,972	256	1.1%
Other	(340)	207	(547)	nm
Total	$26,922	$24,030	$2,892	12.0%

For the three months ended June 30, 2025, compared to the same period in 2024:

•
Development and Redevelopment property net operating income increased by $3.2 million, due primarily to the lease-up of Upton Place, Strathmore Square, and Oak Shore.
•
Operating property net operating income increased by $0.3 million, or 1.1%. The increase was attributable primarily to a $0.7 million, or 1.9% increase in rental and other property revenues due to a $57 increase in average monthly revenue per apartment home to $2,349, offset by higher real estate taxes, primarily due to a multi-year property assessment at our Nashville property, which assessment is being appealed.
•
Other property net operating income decreased by $0.5 million, due primarily to higher real estate taxes from a 2025 property assessment, which assessment is being appealed.

The results of our segments for the six months ended June 30, 2025 and 2024, as presented below, are based on segment classifications as of June 30, 2025 (dollars in thousands).

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$11,333	$2,432	$8,901	nm
Operating	70,967	69,355	1,612	2.3%
Other	3,530	2,999	531	17.7%
Total	85,830	74,786	11,044	14.8%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	6,576	3,204	3,372	nm
Operating	21,676	20,984	692	3.3%
Other	4,514	3,364	1,150	34.2%
Total	32,766	27,552	5,214	18.9%
Proportionate property net operating income:
Development and Redevelopment	4,757	(772)	5,529	nm
Operating	49,291	48,371	920	1.9%
Other	(984)	(365)	(619)	nm
Total	$53,064	$47,234	$5,830	12.3%

For the six months ended June 30, 2025, compared to the same period in 2024:

•
Development and Redevelopment property net operating income increased by $5.5 million, due primarily to the lease-up of Upton Place, Strathmore Square, and Oak Shore.
•
Operating property net operating income increased by $0.9 million, or 1.9%. The increase was attributable primarily to a $1.6 million, or 2.3% increase in rental and other property revenues due to a $59 increase in average monthly revenue per apartment home to $2,329, offset by higher real estate taxes, primarily due to a multi-year property assessment at our Nashville property, which assessment is being appealed.
•
Other property net operating income decreased by $0.6 million, due primarily to higher real estate taxes from a 2025 property assessments, which assessment is being appealed.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include property management costs, casualty losses, and, if applicable, the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance.

For the three months ended June 30, 2025 and 2024, other property operating expenses not allocated to segments were $1.8 million and $2.0 million, respectively. For the three months ended June 30, 2025 and 2024, properties that were sold or classified as held for sale generated property net operating income of $4.5 million and $6.6 million, respectively.

For the six months ended June 30, 2025 and 2024, other property operating expenses not allocated to segments were $3.3 million and $3.9 million, respectively. For the six months ended June 30, 2025 and 2024, properties that were sold or classified as held for sale generated property net operating income of $9.1 million and $14.3 million, respectively.

Depreciation and Amortization

For the three and six months ended June 30, 2025, compared to the same periods in 2024, Depreciation and amortization expense decreased by $5.7 million, or 26.0%, and $8.8 million, or 21.2%, respectively, due primarily to the disposition of The Hamilton and the classification of the Brickell Assemblage as held for sale in December 2024, partially offset by the substantial completion of Upton Place, Strathmore Square, and Oak Shore in 2024.

General and Administrative Expenses

For the three months ended June 30, 2025, compared to the same period in 2024, General and administrative expenses increased by $0.2 million, or 2.9%. For the six months ended June 30, 2025, compared to the same period in 2024, General and administrative expenses decreased by $0.1 million, or 0.9%.

Interest Income

For the three and six months ended June 30, 2025, compared to the same periods in 2024, Interest income decreased by $1.0 million, or 39.0%, and $1.5 million, or 29.8%, respectively, due primarily to a decrease earned on amounts of invested cash.

Interest Expense

For the three and six months ended June 30, 2025, compared to the same periods in 2024, Interest expense increased by $1.2 million, or 7.0%, and $5.3 million, or 17.4%, respectively, due primarily to increased non-recourse construction loan draws and reduced capitalization due to the substantial completion of Upton Place, Strathmore Square, and Oak Shore in 2024, partially offset by the repayment of certain non-recourse construction loans in December 2024 and use of the revolving credit facility to pay off a higher interest rate non-recourse construction loan in May 2025.

Realized and Unrealized Gains (Losses) on Interest Rate Contracts

We are required to adjust our interest rate contracts to fair value on a quarterly basis. As a result of the mark-to-market adjustments, we recorded unrealized losses of $0.3 million for the three months ended June 30, 2025, and unrealized losses of $0.8 million for the six months ended June 30, 2025. We recorded unrealized losses of $1.3 million and $1.5 million, respectively, for the same periods in 2024. In addition, we realized gains of $0.2 million for the three months ended June 30, 2025, and realized gains of $0.5 million for the six months ended June 30, 2025, respectively, compared to realized gains of $1.9 million and $3.8 million, respectively, for the same periods in 2024.

Realized and Unrealized Gains (Losses) on Equity Investments

We measure our investments in stock based on its market price at period end and our investments in property technology funds at NAV as a practical expedient. In addition, we measure our investment in IQHQ at cost, less impairment if any needed, with subsequent adjustments for observable price changes of identical or similar investments of the same issuer since it does not have a readily determinable fair value. As a result of changes in the values of these investments, we recorded unrealized losses of $0.2 million and $0.6 million, respectively, for the three and six months ended June 30, 2025. For the same periods in 2024, we recorded unrealized losses of $47.3 million and $47.5 million, respectively, primarily due to a $47.0 million non-cash impairment recognized on our investment in IQHQ.

Other Income (Expense), Net

Other income (expense), net, includes costs associated with our risk management activities, partnership administration expenses, fee income, and certain non-recurring items, as well as activity related to our Mezzanine Investment and unconsolidated real estate partnerships. For the three and six months ended June 30, 2025, compared to the same periods in 2024, Other income (expense), net changed by $1.2 million, or 94.4%, and by $2.3 million, or 80.8%, respectively, primarily due to an increase in income related to our Mezzanine Investment, offset by costs associated with our ongoing strategic review.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and, income and gains retained by the REIT. For the three and six months ended June 30, 2025, we had consolidated net losses subject to tax of $0.9 million and $3.2 million, respectively, compared to consolidated net losses subject to tax of $5.3 million and $11.9 million, respectively, for the same period in 2024.

For the three and six months ended June 30, 2025, we recognized income tax expense of $5.6 million and $5.5 million, respectively, compared to an income tax benefit of $2.2 and $4.9 million, respectively, during the same periods in 2024. The change in income tax expense is due primarily to the recognition of a non-cash partial valuation allowance against the deferred tax assets of our TRS entities and the tax effect of reduced depreciation in 2025 associated with properties owned by, and activities of, our TRS entities.

On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Significant provisions of the OBBBA include the permanent extension of certain provisions of the 2017 Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. We are currently evaluating the tax consequences of the OBBBA.

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
•
the (income) loss recognized on our Mezzanine Investment; and
•
the unrealized (gains) losses recognized on our passive equity investments.

The reconciliation of net income (loss) to EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2025 and 2024, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(16,976)	$(61,103)	$(28,688)	$(68,299)
Adjustments:
Interest expense	18,002	16,820	35,440	30,190
Income tax (benefit) expense	5,571	(2,188)	5,486	(4,917)
Depreciation and amortization	16,363	22,110	32,784	41,578
Adjustment related to EBITDAre of unconsolidated partnerships	247	217	558	432
EBITDAre	$23,207	$(24,144)	$45,580	$(1,016)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,156)	(3,598)	(5,829)	(7,158)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(232)	811	(528)	827
EBITDAre adjustments attributable to noncontrolling interests	(207)	(929)	(535)	(1,505)
Mezzanine investment (income) loss, net	(1,000)	628	(1,000)	1,256
Realized and unrealized (gains) losses on interest rate contracts	72	(640)	333	(2,312)
Unrealized (gains) losses on passive equity investments	210	46,972	607	46,972
Adjusted EBITDAre	$18,894	$19,100	$38,628	$37,064

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations.

As of June 30, 2025, our available liquidity was $173.5 million, which consisted of:

•
$41.4 million in cash and cash equivalents;
•
$26.4 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance; and
•
$105.7 million of available capacity to borrow under our revolving secured credit facility, after the consideration of outstanding borrowings of $42.8 million and $1.5 million of letters of credit backed by the facility.

As of June 30, 2025, we had sufficient capacity on our non-recourse construction loans to cover our remaining commitments on development and redevelopment projects of approximately $125.1 million. We also have unfunded commitments in the amount of $1.2 million related to our investments in entities that develop technology related to the real estate industry. Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, and future investments. Additionally, our third-party property managers may enter into commitments on our behalf to purchase goods and services in connection with the operation of our apartment communities and our office building. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to historical levels.

We believe, based on the information available at this time, cash and cash equivalents, cash generated from operations, proceeds from planned dispositions, and borrowing capacity are sufficient sources of liquidity to meet our operational needs for the next twelve months. In the event that these sources of liquidity are not sufficient to cover our liquidity needs, we have the means to generate additional liquidity, such as from additional property financing activity and proceeds from apartment community sales. We expect to meet our long-term liquidity requirements, including debt maturities, development and redevelopment spending, and future investment activity, primarily through property financing activity, cash generated from operations, and the recycling of our equity. Our revolving secured credit facility, which matures in December 2025, will be retired upon the sale of the Boston portfolio. Please refer to Note 9 to the condensed consolidated financial statements in Item 1 for further information.

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

As of June 30, 2025, all of our outstanding non-recourse property debt had a fixed interest rate. In addition, the weighted-average contractual rate on our non-recourse debt was 4.4%, and the average remaining term to maturity was 6.3 years. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates.

Our primary sources of leverage are non-recourse property-level debt and non-recourse construction loans. We also have a secured $150.0 million credit facility with a syndicate of financial institutions. As of June 30, 2025, we had $42.8 million of outstanding borrowing under our revolving loan commitments, as well as $1.5 million in letters of credit backed by the facility. Our revolving secured credit facility requires that we maintain a fixed charge coverage ratio of 1.25X, minimum tangible net worth of $625.0 million, and maximum leverage of 60.0% as defined in the credit agreement. We are currently in compliance and expect to remain in compliance with these covenants through the credit facility's maturity date in December 2025 or its retirement upon the sale of the Boston portfolio. Please refer to Note 9 to the condensed consolidated financial statements in Item 1 for further information.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows in Item 1 of this report.

Operating Activities

For the six months ended June 30, 2025, net cash provided by operating activities was $13.5 million. Our operating cash flow is primarily affected by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities and general and administrative costs. Cash provided by operating activities for the six months ended June 30, 2025, decreased by $16.2 million compared to the same period in 2024, due primarily to the timing of changes in operating assets and operating liabilities and increased interest expense, partially offset by increased net operating income driven by higher rents.

Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities of $45.7 million consisted primarily of capital expenditures. Net cash used in investing activities for the six months ended June 30, 2025, decreased by $31.7 million compared to the same period in 2024, due primarily to decreased capital expenditures.

Financing Activities

For the six months ended June 30, 2025, net cash used in financing activities of $72.4 million consisted primarily of the payment of dividends on common stock and OP Units, offset by proceeds from non-recourse construction loans and contributions from redeemable noncontrolling interests. Proceeds from our revolving credit facility offset the payoff of a non-recourse construction loan. Net cash used in financing activities for the six months ended June 30, 2025, changed by $90.3 million compared to the same period in 2024, due primarily to the payment of dividends and decreased proceeds from non-recourse construction loans, partially offset by increased contributions from redeemable noncontrolling interests.

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

Market Risk

As of June 30, 2025, on a consolidated basis, we had no variable-rate property-level debt outstanding and $155.8 million of variable-rate construction loans outstanding. The impact of rising interest rates is mitigated by our use of interest rate caps, which as of June 30, 2025, provided protection for our variable interest rate debt. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates. As of June 30, 2025, we estimate an increase or decrease in our variable rate indices of 100 basis points with constant credit risk spreads, would have no material impact on interest expense.

As of June 30, 2025, we held interest rate caps with a maximum notional value of $464.3 million. These instruments were acquired for $3.6 million and at June 30, 2025, were valued at $0.5 million.

As of June 30, 2025, we had $67.8 million in cash and cash equivalents and restricted cash, a portion of which earns interest at variable rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, Aimco Operating Partnership’s internal control over financial reporting.

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

On August 8, 2025, there were 142,331,227 shares of Common Stock outstanding, held by 888 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency but does include each such broker or clearing agency as one record holder.

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

During the three months ended June 30, 2025, no shares of Common Stock were issued in exchange for OP Units in such transactions. Had any such shares been issued, the issuances would have been effected in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

In addition to any issuances pursuant to transactions of the types discussed above, there were no unregistered sales of equity securities made by Aimco during the three months ended June 30, 2025.

Repurchases of Equity Securities

On July 28, 2022, Aimco announced that its Board of Directors (the “Board”) authorized Aimco to repurchase up to 15 million shares of its outstanding Common Stock. On November 6, 2023, Aimco announced that the Board authorized Aimco to repurchase up to an additional 15 million shares of its outstanding Common Stock, for a total of 30 million shares. As of June 30, 2025, Aimco was authorized to repurchase up to 16.2 million shares of its outstanding Common Stock. Subject to certain blackout restrictions, these repurchases may be made from time to time in the open market or in privately negotiated transactions. These share repurchase authorizations have no expiration date.

During the three months ended June 30, 2025, Aimco did not repurchase any shares of its outstanding Common Stock.

Aimco Operating Partnership

There is no public market for OP Units, and Aimco Operating Partnership has no intention of listing OP Units on any securities exchange. In addition, Aimco Operating Partnership’s Partnership Agreement restricts the transferability of OP Units.

On August 8, 2025, there were 153,192,728 OP Units and equivalents outstanding (of which 142,331,227 were held by Aimco), that were held by 1,844 unitholders of record.

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP Units during the three months ended June 30, 2025.

Repurchases of Equity Securities

Aimco Operating Partnership’s Partnership Agreement generally provides that after holding OP Units for one year, limited partners other than Aimco have the right to redeem their OP Units for cash or, at Aimco’s election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended June 30, 2025, no OP Units were redeemed in exchange for shares of Common Stock and 8,609 OP Units were redeemed in exchange for cash at an aggregate weighted average price per unit of $8.10.

The following table summarizes repurchases, or redemptions in exchange for cash, of the Aimco Operating Partnership’s equity securities held by third parties for the three months ended June 30, 2025:

Fiscal Period	Total Number of Units Repurchased	Weighted Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under Plans or Programs (1)
Apr 1 - 30, 2025	—	$—	NA	NA
May 1 - 31, 2025	—	—	NA	NA
June 1 - 30, 2025	8,609	8.10	NA	NA
Total	8,609	$8.10

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

10.1

Amended and Restated Agreement of Limited Partnership of Aimco OP L.P., effective as of December 14, 2020 (Exhibit 10.1 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed May 8, 2025, is incorporated herein by this reference)

10.2+

Purchase and Sale Contract, effective as of August 5, 2025, by and among Royal Crest Estates (Marlboro), L.L.C., Aimco Royal Crest - Nashua, L.L.C., Aimco Warwick, L.L.C., Waterford Village, L.L.C., Aimco Wexford Village, L.L.C., Aimco Wexford Village II, L.L.C., and HGI Acquisitions, LLC (filed herewith)

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

101

The following materials from Aimco’s and Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of equity and partners’ capital; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: August 11, 2025