Form 10-Q
period 2025-09-30
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2025-11-10
CIK 922864, 1820878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

(833) 373-1300

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

The number of shares of Apartment Investment and Management Company Class A common stock (“Common Stock”) outstanding as of November 7, 2025: 144,075,540

EXPLANATORY NOTE

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

Aimco, through a wholly-owned subsidiary, is the general partner and is, directly, the special limited partner of Aimco OP L.P. (“Aimco Operating Partnership”). As of September 30, 2025, Aimco owned 94.1% of the legal interest in the common partnership units of Aimco Operating Partnership and 96.6% of the economic interest in Aimco Operating Partnership. The remaining 5.9% legal interest is owned by limited partners. The common partnership units of Aimco Operating Partnership are referred to as “OP Units”. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

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

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2025, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

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

We believe it is important to understand the few differences between Aimco and Aimco Operating Partnership in the context of how Aimco and Aimco Operating Partnership operate as a consolidated company. Aimco has no assets or liabilities other than its investment in Aimco Operating Partnership. Also, Aimco is a corporation that issues publicly traded equity from time to time, whereas Aimco Operating Partnership is a partnership that has no publicly traded equity. Except for the net proceeds from stock offerings by Aimco, which are contributed to Aimco Operating Partnership in exchange for additional limited partnership interests (of a similar type and in an amount equal to the shares of stock sold in the offering), Aimco Operating Partnership generates all remaining capital required by its business. These sources include Aimco Operating Partnership’s working capital, net cash provided by operating activities, the issuance of debt and equity securities, including additional partnership units, and proceeds received from the sale of real estate.

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

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Buildings and improvements	$1,143,707	$1,145,332
Land	242,927	246,881
Total real estate	1,386,634	1,392,213
Accumulated depreciation	(336,748)	(322,708)
Net real estate	1,049,886	1,069,505
Cash and cash equivalents	404,379	141,072
Restricted cash	20,679	30,051
Notes receivable	60,150	58,794
Right-of-use lease assets - finance leases	106,758	107,714
Other assets, net	83,152	92,600
Assets from discontinued operations and held for sale, net	351,765	457,174
Total assets	$2,076,769	$1,956,910

LIABILITIES AND EQUITY
Non-recourse property debt, net	$444,847	$444,426
Non-recourse construction loans and bridge financing, net	383,685	385,240
Total indebtedness	828,532	829,666
Deferred tax liabilities	102,766	101,457
Lease liabilities - finance leases	124,403	121,845
Dividends payable	333,480	89,182
Accrued liabilities and other	97,707	95,911
Liabilities related to discontinued operations and assets held for sale, net	334,624	406,552
Total liabilities	1,821,512	1,644,613

Redeemable noncontrolling interests in consolidated real estate partnerships	151,666	142,931

Commitments and contingencies (Note 3)

Equity (510,587,500 shares authorized at September 30, 2025 and December 31, 2024):
Common Stock, $0.01 par value, 140,158,784 and 136,351,966 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,402	1,364
Additional paid-in capital	431,613	425,002
Retained earnings (deficit)	(371,027)	(303,409)
Total Aimco equity	61,988	122,957
Noncontrolling interests in consolidated real estate partnerships	39,420	39,560
Common noncontrolling interests in Aimco Operating Partnership	2,183	6,849
Total equity	103,591	169,366
Total liabilities and equity	$2,076,769	$1,956,910

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Rental and other property revenues	$35,132	$35,328	$103,847	$101,637

OPERATING EXPENSES
Property operating expenses	16,893	17,658	51,192	49,611
Depreciation and amortization	16,222	21,376	44,922	57,914
General and administrative expenses	7,523	7,750	23,502	23,876
Impairment on real estate	57,373	—	57,373	—
Total operating expenses	98,011	46,784	176,989	131,401

Interest income	1,529	2,291	5,166	7,462
Interest expense	(14,033)	(16,323)	(44,214)	(41,196)
Realized and unrealized gains (losses) on interest rate contracts	(102)	(1,148)	(434)	1,164
Realized and unrealized gains (losses) on equity investments	(4,868)	(566)	(5,475)	(48,101)
Other income (expense), net	923	(3,959)	359	(6,835)
Income (loss) from continuing operations before income tax	(79,430)	(31,161)	(117,740)	(117,270)
Income tax benefit (expense)	116	3,814	(5,370)	8,731
Net income (loss) from continuing operations	(79,314)	(27,347)	(123,110)	(108,539)
Income (loss) from discontinued operations, net of taxes	382,306	7,282	397,415	20,175
Net income (loss)	302,992	(20,065)	274,305	(88,364)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,582)	(3,659)	(9,411)	(10,817)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(105)	572	(633)	1,399
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	(12,592)	1,216	(10,768)	5,134
Net income (loss) attributable to Aimco	$286,713	$(21,936)	$253,493	$(92,648)

Earnings (loss) per common share - basic
Income (loss) from continuing operations attributable to Aimco per common share	$(0.60)	$(0.21)	$(0.95)	$(0.80)
Income (loss) from discontinued operations attributable to Aimco per common share	2.64	0.05	2.75	0.13
Net income (loss) attributable to Aimco per common share – basic (Note 4)	$2.04	$(0.16)	$1.80	$(0.67)

Earnings (loss) per common share - diluted
Income (loss) from continuing operations attributable to Aimco per common share	$(0.60)	$(0.21)	$(0.95)	$(0.80)
Income (loss) from discontinued operations attributable to Aimco per common share	2.64	0.05	2.75	0.13
Net income (loss) attributable to Aimco per common share – diluted (Note 4)	$2.04	$(0.16)	$1.80	$(0.67)

Weighted-average common shares outstanding – basic	138,946	136,749	137,738	139,044
Weighted-average common shares outstanding – diluted	138,946	136,749	137,738	139,044

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended September 30, 2025 and 2024

(In thousands)

(Unaudited)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at June 30, 2024	137,167	$1,372	$439,168	$(187,004)	$253,536	$50,280	$14,089	$317,905
Net income (loss)	—	—	—	(21,936)	(21,936)	(572)	(1,216)	(23,724)
Share-based compensation expense	—	—	1,839	—	1,839	—	6	1,845
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	194	—	194
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(326)	—	(326)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	—	—	(143)	—	(143)	—	(142)	(285)
Common stock repurchased	(373)	(4)	(3,153)	—	(3,157)	—	—	(3,157)
Other common stock issuances, net of withholding taxes	120	1	(374)	—	(373)	—	—	(373)
Other, net	—	—	—	—	—	(32)	—	(32)
Balances at September 30, 2024	136,914	$1,369	$437,337	$(208,940)	$229,766	$49,544	$12,737	$292,047

Balances at June 30, 2025	137,377	$1,374	$426,730	$(336,454)	$91,650	$39,665	$5,027	$136,342
Net income (loss)	—	—	—	286,713	286,713	105	12,592	299,410
Share-based compensation expense	—	—	1,825	2	1,827	—	—	1,827
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	177	—	177
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(396)	—	(396)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	2,554	26	3,837	—	3,863	—	(4,242)	(379)
Other common stock issuances, net of withholding taxes	228	2	(786)	—	(784)	—	—	(784)
Dividends declared	—	—	—	(321,288)	(321,288)	—	(11,194)	(332,482)
Other, net	—	—	7	—	7	(131)	—	(124)
Balances at September 30, 2025	140,159	$1,402	$431,613	$(371,027)	$61,988	$39,420	$2,183	$103,591

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2025 and 2024

(In thousands)

(Unaudited)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2023	140,576	$1,406	$464,538	$(116,292)	$349,652	$51,265	$19,061	$419,978
Net income (loss)	—	—	—	(92,648)	(92,648)	(1,399)	(5,134)	(99,181)
Share-based compensation expense	—	—	5,673	—	5,673	—	18	5,691
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	873	—	873
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(1,163)	—	(1,163)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	—	—	523	—	523	—	(1,208)	(685)
Common stock repurchased	(4,290)	(43)	(34,101)	—	(34,144)	—	—	(34,144)
Other common stock issuances, net of withholding taxes	628	6	641	—	647	—	—	647
Other, net	—	—	63	—	63	(32)	—	31
Balances at September 30, 2024	136,914	$1,369	$437,337	$(208,940)	$229,766	$49,544	$12,737	$292,047

Balances at December 31, 2024	136,352	$1,364	$425,002	$(303,409)	$122,957	$39,560	$6,849	$169,366
Net income (loss)	—	—	—	253,493	253,493	633	10,768	264,894
Share-based compensation expense	—	—	4,631	153	4,784	—	2	4,786
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	528	—	528
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(1,170)	—	(1,170)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	2,554	26	3,613	—	3,639	—	(4,194)	(555)
Purchase of redeemable noncontrolling interests in consolidated real estate partnerships	—	—	323	—	323	—	—	323
Common stock repurchased	(29)	—	(256)	—	(256)	—	—	(256)
Other common stock issuances, net of withholding taxes	1,282	12	(1,649)	—	(1,637)	—	—	(1,637)
Dividends declared	—	—	—	(321,288)	(321,288)	—	(11,194)	(332,482)
Other, net	—	—	(51)	24	(27)	(131)	(48)	(206)
Balances at September 30, 2025	140,159	$1,402	$431,613	$(371,027)	$61,988	$39,420	$2,183	$103,591

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$274,305	$(88,364)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,922	57,914
Realized and unrealized (gains) losses on interest rate contracts	434	(1,164)
Realized and unrealized (gains) losses on equity investments	5,475	48,101
Income tax expense (benefit)	5,370	(8,731)
Share-based compensation expense	4,212	4,857
Loss (income) from unconsolidated real estate partnerships	(1,355)	1,707
Impairment on real estate	57,373	—
Other, including amortization of debt issuance costs	5,253	16,079
Discontinued operations:
Depreciation and amortization	4,795	7,209
Income tax (benefit) expense	177	—
Gain on dispositions of real estate	(377,117)	—
Other adjustments to income (loss) from discontinued operations	1,185	96
Changes in operating assets and operating liabilities:
Operating assets, net	1,906	(7,107)
Operating liabilities, net	(4,516)	15,559
Total adjustments	(251,886)	134,520
Net cash provided by operating activities	22,419	46,156
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures(1)	(73,874)	(113,869)
Proceeds from dispositions of real estate	473,596	—
Other investing activities	2,090	(490)
Net cash provided by (used) in investing activities	401,812	(114,359)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse construction loans and bridge financing	34,140	84,981
Proceeds from revolving credit facility	43,800	—
Principal repayments on non-recourse property debt	(69,843)	(2,361)
Principal repayments on non-recourse construction loans and bridge financing	(42,081)	—
Principal repayments on revolving credit facility	(43,800)	—
Payments of deferred loan costs	(280)	(4,324)
Proceeds from interest rate contracts	1,420	5,312
Common stock repurchased	(256)	(34,144)
Payments related to withholding taxes for share-based compensation	(4,328)	(941)
Dividends paid on common stock and distributions paid on OP Units	(88,213)	—
Contributions from redeemable noncontrolling interests	10,953	1,390
Distributions to redeemable noncontrolling interests	(6,124)	(6,289)
Contributions from noncontrolling interests	528	873
Distributions to noncontrolling interests	(1,170)	(1,163)
Redemption of OP Units held by third parties	(555)	(685)
Purchase of redeemable noncontrolling interests in consolidated real estate partnerships	(5,096)	—
Other financing activities	(919)	(3,305)
Net cash provided by (used in) financing activities	(171,824)	39,344
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	252,407	(28,859)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	172,956	139,267
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$425,363	$110,408

(1) Accrued capital expenditures were $16.1 million and $31.6 million as of September 30, 2025 and 2024, respectively.

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Buildings and improvements	$1,143,707	$1,145,332
Land	242,927	246,881
Total real estate	1,386,634	1,392,213
Accumulated depreciation	(336,748)	(322,708)
Net real estate	1,049,886	1,069,505
Cash and cash equivalents	404,379	141,072
Restricted cash	20,679	30,051
Notes receivable	60,150	58,794
Right-of-use lease assets - finance leases	106,758	107,714
Other assets, net	83,152	92,600
Assets from discontinued operations and held for sale, net	351,765	457,174
Total assets	$2,076,769	$1,956,910

LIABILITIES AND EQUITY
Non-recourse property debt, net	$444,847	$444,426
Non-recourse construction loans and bridge financing, net	383,685	385,240
Total indebtedness	828,532	829,666
Deferred tax liabilities	102,766	101,457
Lease liabilities - finance leases	124,403	121,845
Dividends payable	333,480	89,182
Accrued liabilities and other	97,707	95,911
Liabilities related to discontinued operations and assets held for sale, net	334,624	406,552
Total liabilities	1,821,512	1,644,613

Redeemable noncontrolling interests in consolidated real estate partnerships	151,666	142,931

Commitments and contingencies (Note 3)

Partners’ capital:
General Partner and Special Limited Partner	61,988	122,957
Limited Partners	2,183	6,849
Partners’ capital attributable to Aimco Operating Partnership	64,171	129,806
Noncontrolling interests in consolidated real estate partnerships	39,420	39,560
Total partners’ capital	103,591	169,366
Total liabilities and partners’ capital	$2,076,769	$1,956,910

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Rental and other property revenues	$35,132	$35,328	$103,847	$101,637

OPERATING EXPENSES
Property operating expenses	16,893	17,658	51,192	49,611
Depreciation and amortization	16,222	21,376	44,922	57,914
General and administrative expenses	7,523	7,750	23,502	23,876
Impairment on real estate	57,373	—	57,373	—
Total operating expenses	98,011	46,784	176,989	131,401

Interest income	1,529	2,291	5,166	7,462
Interest expense	(14,033)	(16,323)	(44,214)	(41,196)
Realized and unrealized gains (losses) on interest rate contracts	(102)	(1,148)	(434)	1,164
Realized and unrealized gains (losses) on equity investments	(4,868)	(566)	(5,475)	(48,101)
Other income (expense), net	923	(3,959)	359	(6,835)
Income (loss) from continuing operations before income tax	(79,430)	(31,161)	(117,740)	(117,270)
Income tax benefit (expense)	116	3,814	(5,370)	8,731
Net income (loss) from continuing operations	(79,314)	(27,347)	(123,110)	(108,539)
Income (loss) from discontinued operations, net of taxes	382,306	7,282	397,415	20,175
Net income (loss)	302,992	(20,065)	274,305	(88,364)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,582)	(3,659)	(9,411)	(10,817)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(105)	572	(633)	1,399
Net income (loss) attributable to Aimco Operating Partnership	$299,305	$(23,152)	$264,261	$(97,782)

Earnings (loss) per common unit - basic
Income (loss) from continuing operations attributable to Aimco Operating Partnership per common unit	$(0.60)	$(0.21)	$(0.95)	$(0.80)
Income (loss) from discontinued operations attributable to Aimco Operating Partnership per common unit	2.64	0.05	2.75	0.13
Net income (loss) attributable to Aimco Operating Partnership per common unit – basic (Note 4)	$2.04	$(0.16)	$1.80	$(0.67)

Earnings (loss) per common unit - diluted
Income (loss) from continuing operations attributable to Aimco Operating Partnership per common unit	$(0.60)	$(0.21)	$(0.95)	$(0.80)
Income (loss) from discontinued operations attributable to Aimco Operating Partnership per common unit	2.64	0.05	2.75	0.13
Net income (loss) attributable to Aimco Operating Partnership per common unit – diluted (Note 4)	$2.04	$(0.16)	$1.80	$(0.67)

Weighted-average common units outstanding – basic	145,048	144,366	144,798	146,683
Weighted-average common units outstanding – diluted	145,048	144,366	144,798	146,683

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended September 30, 2025 and 2024

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at June 30, 2024	$253,536	$14,089	$267,625	$50,280	$317,905
Net income (loss)	(21,936)	(1,216)	(23,152)	(572)	(23,724)
Share-based compensation expense	1,839	6	1,845	—	1,845
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	194	194
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(326)	(326)
Redemption of OP Units held by third parties and reallocation of limited partners' interests in Aimco Operating Partnership	(143)	(142)	(285)	—	(285)
Redemption of OP Units held by Aimco	(3,157)	—	(3,157)	—	(3,157)
Other OP Unit issuances	(373)	—	(373)	—	(373)
Other, net	—	—	—	(32)	(32)
Balances at September 30, 2024	$229,766	$12,737	$242,503	$49,544	$292,047

Balances at June 30, 2025	$91,650	$5,027	$96,677	$39,665	$136,342
Net income (loss)	286,713	12,592	299,305	105	299,410
Share-based compensation expense	1,827	—	1,827	—	1,827
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	177	177
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(396)	(396)
Redemption of OP Units held by third parties and reallocation of limited partners' interests in Aimco Operating Partnership	3,863	(4,242)	(379)	—	(379)
Other OP Unit issuances	(784)	—	(784)	—	(784)
Distributions declared	(321,288)	(11,194)	(332,482)	—	(332,482)
Other, net	7	—	7	(131)	(124)
Balances at September 30, 2025	$61,988	$2,183	$64,171	$39,420	$103,591

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Nine Months Ended September 30, 2025 and 2024

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2023	$349,652	$19,061	$368,713	$51,265	$419,978
Net income (loss)	(92,648)	(5,134)	(97,782)	(1,399)	(99,181)
Share-based compensation expense	5,673	18	5,691	—	5,691
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	873	873
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(1,163)	(1,163)
Redemption of OP Units held by third parties and reallocation of limited partners' interests in Aimco Operating Partnership	523	(1,208)	(685)	—	(685)
Redemption of OP Units held by Aimco	(34,144)	—	(34,144)	—	(34,144)
Other OP Unit issuances	647	—	647	—	647
Other, net	63	—	63	(32)	31
Balances at September 30, 2024	$229,766	$12,737	$242,503	$49,544	$292,047

Balances at December 31, 2024	$122,957	$6,849	$129,806	$39,560	$169,366
Net income (loss)	253,493	10,768	264,261	633	264,894
Share-based compensation expense	4,784	2	4,786	—	4,786
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	528	528
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(1,170)	(1,170)
Redemption of OP Units held by third parties and reallocation of limited partners' interests in Aimco Operating Partnership	3,639	(4,194)	(555)	—	(555)
Purchase of redeemable noncontrolling interests in consolidated real estate partnerships	323	—	323	—	323
Redemption of OP Units held by Aimco	(256)	—	(256)	—	(256)
Other OP Unit issuances	(1,637)	—	(1,637)	—	(1,637)
Distributions declared	(321,288)	(11,194)	(332,482)	—	(332,482)
Other, net	(27)	(48)	(75)	(131)	(206)
Balances at September 30, 2025	$61,988	$2,183	$64,171	$39,420	$103,591

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$274,305	$(88,364)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,922	57,914
Realized and unrealized (gains) losses on interest rate contracts	434	(1,164)
Realized and unrealized (gains) losses on equity investments	5,475	48,101
Income tax expense (benefit)	5,370	(8,731)
Share-based compensation expense	4,212	4,857
Loss (income) from unconsolidated real estate partnerships	(1,355)	1,707
Impairment on real estate	57,373	—
Other, including amortization of debt issuance costs	5,253	16,079
Discontinued operations:
Depreciation and amortization	4,795	7,209
Income tax (benefit) expense	177	—
Gain on dispositions of real estate	(377,117)	—
Other adjustments to income (loss) from discontinued operations	1,185	96
Changes in operating assets and operating liabilities:
Operating assets, net	1,906	(7,107)
Operating liabilities, net	(4,516)	15,559
Total adjustments	(251,886)	134,520
Net cash provided by operating activities	22,419	46,156
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures(1)	(73,874)	(113,869)
Proceeds from dispositions of real estate	473,596	—
Other investing activities	2,090	(490)
Net cash provided by (used) in investing activities	401,812	(114,359)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse construction loans and bridge financing	34,140	84,981
Proceeds from revolving credit facility	43,800	—
Principal repayments on non-recourse property debt	(69,843)	(2,361)
Principal repayments on non-recourse construction loans and bridge financing	(42,081)	—
Principal repayments on revolving credit facility	(43,800)	—
Payments of deferred loan costs	(280)	(4,324)
Proceeds from interest rate contracts	1,420	5,312
Common stock repurchased	(256)	(34,144)
Payments related to withholding taxes for share-based compensation	(4,328)	(941)
Dividends paid on common stock and distributions paid on OP Units	(88,213)	—
Contributions from redeemable noncontrolling interests	10,953	1,390
Distributions to redeemable noncontrolling interests	(6,124)	(6,289)
Contributions from noncontrolling interests	528	873
Distributions to noncontrolling interests	(1,170)	(1,163)
Redemption of OP Units held by third parties	(555)	(685)
Purchase of redeemable noncontrolling interests in consolidated real estate partnerships	(5,096)	—
Other financing activities	(919)	(3,305)
Net cash provided by (used in) financing activities	(171,824)	39,344
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	252,407	(28,859)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	172,956	139,267
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$425,363	$110,408

(1) Accrued capital expenditures were $16.1 million and $31.6 million as of September 30, 2025 and 2024, respectively.

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Aimco, through a wholly owned subsidiary, is the general partner and is, directly, the special limited partner of Aimco OP L.P. (“Aimco Operating Partnership”). As of September 30, 2025, Aimco owned 94.1% of the legal interest in the common partnership units of Aimco Operating Partnership and 96.6% of the economic interest in Aimco Operating Partnership. The remaining 5.9% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2025, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, each is referred to specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

We own or lease a portfolio of real estate investments focused primarily on the U.S. multifamily sector. At September 30, 2025, our entire portfolio of operating residential apartment communities includes 2,524 apartment homes within 15 consolidated stabilized operating properties, a complete 689-unit community with 105,000 square feet of retail space, a complete 220-unit community, and four unconsolidated properties. Additionally, we have a completed single family rental community with 16 homes and eight accessory dwelling units, a waterfront ground-up development under construction with 114 planned units, a 106-key luxury hotel with event space, one commercial office building that is part of an assemblage with an adjacent apartment building that is currently held for sale (together referred to as the “Brickell Assemblage”), one operating property held for sale, and land parcels held for development. In addition, we hold other alternative investments, including our Mezzanine Investment, our investment in IQHQ Holdings, LP (“IQHQ”), and our investment in real estate technology funds. See Note 2 for further information regarding our Mezzanine Investment and our investment in IQHQ.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Common noncontrolling interests in Aimco Operating Partnership

Common noncontrolling interests in Aimco Operating Partnership consist of OP Units held by third parties and are reflected in Aimco’s accompanying Condensed Consolidated Balance Sheets as Common noncontrolling interests in Aimco Operating Partnership. Aimco Operating Partnership’s income or loss is allocated to the holders of OP Units, other than Aimco, based on the weighted-average number of OP Units (including OP Units held by Aimco) outstanding during the period. For the nine months ended September 30, 2025 and 2024, the holders of OP Units had a weighted-average economic ownership interest in Aimco Operating Partnership of approximately 4.9%, and 5.2%, respectively. Substantially all of the assets and liabilities of Aimco are held by Aimco Operating Partnership.

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

Redeemable noncontrolling interests in consolidated real estate partnerships as of September 30, 2025, consists of the following: (i) a preferred equity interest that receives 8.0% preferred return per annum in an entity that owns a portfolio of operating apartment communities, (ii) a preferred equity interest accruing 9.7% preferred return per annum in a consolidated joint venture with a residential apartment community in lease-up, and (iii) a preferred equity interest accruing 14.5% preferred return per annum in an entity that owns a waterfront ground-up development. Capital contributions, distributions, and net income attributable to redeemable noncontrolling interests in consolidated real estate partnerships are determined in accordance with the relevant partnership agreements. These interests are presented as Redeemable noncontrolling interests in consolidated real estate partnerships in our Condensed Consolidated Balance Sheets as of September 30, 2025.

The assets of our consolidated real estate partnerships must first be used to settle the liabilities of the consolidated real estate partnerships. The consolidated real estate partnership’s creditors do not have recourse to the general credit of Aimco Operating Partnership.

The following table shows changes in our redeemable noncontrolling interests in consolidated real estate partnerships for the nine months ended September 30, 2025 and 2024, (in thousands):

	2025	2024
Balance at Beginning of Period	$142,931	$171,632
Contributions	10,953	1,390
Distributions	(6,124)	(6,289)
Purchases(1)	(5,419)	—
Net income	9,411	10,817
Other(2)	(86)	(2,241)
Balance at September 30,	$151,666	$175,309

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

In June 2023, we closed on the sale of a 20% non-controlling participation in the Mezzanine Investment for $33.5 million. The partial sale and transfer of the financial interest did not qualify for sale accounting and therefore, we recorded the cash received from the purchaser as a liability, which is included in Accrued liabilities and other in our Consolidated Balance Sheets. Although the cash received is accounted for as a liability, no amount is due to the purchaser until after we receive $134.0 million plus an annualized return. While the Mezzanine Investment had not been repaid and was in maturity default as of September 30, 2025, we are precluded from derecognizing the liability until it has been deemed to be extinguished in accordance with GAAP.

Income tax benefit (expense)

Certain aspects of our operations are conducted through taxable REIT subsidiaries, or “TRS entities”. Additionally, our TRS entities hold an investment in 1001 Brickell Bay Drive and Oak Shore.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and income and, if applicable, gains retained by the REIT. For the three and nine months ended September 30, 2025, we had consolidated net losses subject to tax of $2.7 million and $5.9 million, respectively. For the three and nine months ended September 30, 2024, we had consolidated net losses subject to tax of $9.7 million and $21.6 million, respectively.

For the three months ended September 30, 2025, we recognized income tax benefit attributable to continuing operations of $0.1 million compared to $3.8 million during the same period in 2024. The change in income tax benefit is due primarily to the tax effect of reduced depreciation in 2025 associated with properties owned by, and activities of, our TRS entities.

For the nine months ended September 30, 2025, we recognized income tax expense attributable to continuing operations of $5.4 million, compared to an income tax benefit of $8.7 million during the same period in 2024. The change in income tax benefit (expense) is due primarily to the tax effect of reduced depreciation in 2025 associated with properties owned by, and activities of, our TRS entities, partially offset by the recognition of a non-cash partial valuation allowance against the deferred tax assets of our TRS entities in 2025.

On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Significant provisions of the OBBBA include the permanent extension of certain provisions of the 2017 Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The changes introduced by the OBBBA are not expected to have a material impact on our annual effective tax rate for 2025.

Use of estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Assets held for sale and discontinued operations

We classify properties as held for sale when they meet the GAAP criteria, which include (among others): (a) management commits to and initiates a plan to sell the asset; (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets; and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn, which is typically indicated by receipt of a significant, non-refundable deposit from the buyer pursuant to a sales contract. We present the assets and liabilities of any properties held for sale separately in the Condensed Consolidated Balance Sheets. Properties held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Upon the classification of an asset as held for sale, no further depreciation is recorded.

In connection with the held for sale evaluation, if the disposal or intended disposal represents a strategic shift in operations (e.g., a disposal of a major geographic area or a major line of business) that has, or will have, a major effect on our consolidated financial statements, then the property is presented as discontinued operations. For any property qualifying for classification as discontinued operations, the components of net income (loss) presented as discontinued operations are primarily comprised of rental and other property revenues, property operating expenses, depreciation and amortization, and interest expense. We reclassify interest expense related to property debt within discontinued operations when the related property is sold or classified as held for sale. For periods prior to the property qualifying for discontinued operations, we reclassify the results of operations to discontinued operations. The net gain on sale is presented in discontinued operations when recognized. We combine the operating, investing, and financing portions of cash flows attributable to discontinued operations with respective cash flows from continuing operations in the accompanying Consolidated Statements of Cash Flows. See Note 8 for additional information regarding assets held for sale and discontinued operations. Unless otherwise noted or separately presented, the information disclosed in Note 3 through Note 10 (with the exception of Note 8) refer only to our continuing operations and do not include discussion of balances or activity related to the properties presented within discontinued operations.

Impairment of real estate and other long-lived assets

Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an asset may not be recoverable, we assess its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the asset. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset. The future cash flows utilized in the evaluation of recoverability and the measurement of fair value are highly subjective and are based on assumptions, such as anticipated hold periods, future occupancy, future rental or room rates, discount rates, capitalization rates, and recent sales data for comparable properties. In the three and nine months ended September 30, 2025, we assessed certain properties located within Colorado's Front Range for impairment as a result of a change in estimated hold period. Our assessment resulted in $57.4 million of impairment recognized for the three and nine months ended September 30, 2025. The properties are presented within the Development and Redevelopment and Other segments within Note 9. There were no such impairments for the three and nine months ended September 30, 2024.

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

Restricted cash

Restricted cash consists of tenant security deposits, cash restricted as required by our debt agreements, and cash restricted in association with legal, municipal, federal, or tax requirements. The reconciliation of cash flow information is as follows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$404,379	$141,072
Restricted cash	20,679	30,051
Restricted cash from discontinued operations and held for sale	305	1,833
Cash, cash equivalents, and restricted cash	$425,363	$172,956

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

We have a seller financing note with a principal balance of $43.2 million and an effective interest rate of 6.0%. As of September 30, 2025 and December 31, 2024, the remaining unamortized discount was $1.8 million and $2.7 million, respectively. The amortization of the discount for the three and nine months ended September 30, 2025 and 2024, was $0.3 million and $0.9 million, respectively, which was recorded as a component of Interest Income in our Condensed Consolidated Statements of Operations.

Other assets, net

Other assets, net were comprised of the following amounts as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Other investments	$9,676	$16,115
Deferred costs, deposits, and other	11,658	11,233
Prepaid expenses and real estate taxes	12,348	13,209
Interest rate contracts (1)	208	891
Unconsolidated real estate partnerships	15,280	15,155
Intangible assets, net	12,485	13,154
Corporate fixed assets, net of accumulated depreciation of $9,559 and $9,591 as of September 30, 2025 and December 31, 2024, respectively	6,412	9,844
Accounts receivable, net of allowances of $800 and $352 as of September 30, 2025 and December 31, 2024, respectively	13,205	7,824
Deferred tax assets	1,880	5,175
Total other assets, net	$83,152	$92,600

(1) We account for our Interest rate contracts as non-designated hedges.

Other investments

Other investments consist of passive equity investments in property technology funds and IQHQ, a privately held life sciences real estate development company. We measure our investments in property technology funds using the NAV practical expedient since they do not have readily determinable fair values.

During the three months ended September 30, 2025, we sold our investment in stock, historically measured at fair value. During the three months ended September 30, 2025, we recognized net gains on our investment in stock of $0.4 million, compared to unrealized losses of $0.6 million in 2024. During the three months ended September 30, 2025, we recognized unrealized gains of $0.9 million on our investments in property technology funds compared to no unrealized gains or losses in 2024.

During the nine months ended September 30, 2025, we recognized net losses on our investment in stock of $0.3 million, compared to unrealized losses of $1.3 million during the same period in 2024. During the nine months ended September 30, 2025 and 2024, we recognized unrealized gains on our investments in property technology funds of $1.0 million and unrealized gains of $0.2 million, respectively. See Note 5 for discussion of our fair value measurements for these investments.

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

On a periodic basis, we perform a qualitative impairment assessment on our investment in IQHQ in accordance with GAAP. During the three months ended September 30, 2025, we determined that our investment in IQHQ was further impaired after consideration of factors, such as continued adverse market conditions, IQHQ's financial condition and recent capital raising activities that further diluted our investment. As a result, we recorded a non-cash impairment charge of $6.2 million to reduce the carrying value of the investment in IQHQ to $4.8 million as of September 30, 2025. See Note 5 for further details regarding the remeasurement of our investment in IQHQ.

	As of September 30, 2025	As of December 31, 2024
Equity ownership in IQHQ under measurement alternative:
Initial cost of remaining balance	$39,185	$39,185
Cumulative upward adjustments	20,501	20,501
Cumulative impairment	(54,837)	(48,615)
Total carrying value	$4,849	$11,071

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

In January 2025, we paid a special cash dividend of $0.60 per share to distribute the net proceeds resulting from our 2024 asset sales to stockholders. The special cash dividend was declared on December 19, 2024, to stockholders of record on January 14, 2025, and was accrued in Dividends payable in our Condensed Consolidated Balance Sheets as of December 31, 2024. On September 15, 2025, we declared a special cash dividend of $2.23 per share to distribute the net proceeds resulting from our sale of four of the five properties in our suburban Boston portfolio. The special cash dividend was paid on October 15, 2025, to stockholders of record on September 30, 2025. As of September 30, 2025, we have a liability of $332.5 million related to the September 2025 dividend declaration, and $1.0 million remaining for forfeitable dividends declared in December 2024 on certain unvested share-based compensation awards, which will be paid when the requisite service-based and market-based conditions have been achieved.

Revenue from contracts with customers

We apply Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”, in recognizing revenue from our operations at The Benson Hotel. The Benson Hotel revenues consist of amounts derived from hotel operations, including room sales, food and beverage sales, and other ancillary hotel service revenues. We recognize revenue from the rental of the hotel rooms and guest services when we satisfy performance obligations as evidenced by the transfer of control when rooms are occupied, and services have been provided. Food and beverage sales are recognized when the customer has been serviced or at the time the transaction occurs. The transaction prices for hotel room sales and other goods and services are generally fixed and based on the respective room reservation or other agreement. Payment terms generally align with when the goods and services are provided. Our contracts generally have a single performance obligation, recognized at a point in time.

The Benson Hotel generated revenues of $2.0 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively, and $5.5 million and $4.9 million for the nine months ended September 30, 2025 and 2024, respectively.

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” ("ASU 2024-03"), which requires disaggregated disclosure of income statement expenses. The ASU does not change the expense captions an entity presents on the face of the income statement. Rather, it requires disclosure in a tabular format of the disaggregation of any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depletion. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 should be applied on a prospective basis, while retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our condensed consolidated financial statements and related disclosures.

Note 3 — Commitments and Contingencies

Commitments

In connection with our development, redevelopment, and other capital additions activities, we have entered into various construction-related contracts, and have made commitments to complete development and redevelopment of certain real estate, pursuant to financing or other arrangements. As of September 30, 2025, we had remaining commitments for construction-related contracts of $107.6 million, with $120.7 million undrawn on our non-recourse construction loans.

As of September 30, 2025, we have remaining unfunded commitments of $1.1 million related to our investments in property technology funds invested in entities that develop technology related to the real estate industry. The timing of the remaining funding of these commitments is uncertain.

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

Aimco’s Common Stock and OP Unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares of Common Stock and Aimco Operating Partnership’s issuance to Aimco of additional OP Units equal to the number of shares of Common Stock purchased under the options. These equivalents also include unvested market-based restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and OP Units outstanding equal to the number of the shares that vest. OP Unit equivalents also include unvested long-term incentive partnership units. The Common Stock and OP Unit equivalents were not included in the computation of diluted earnings per share and unit for the three and nine months ended September 30, 2025 and 2024, because the effect of their inclusion would have been antidilutive. As of September 30, 2025, the Common Stock and OP Unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 4.4 million and 8.5 million, respectively.

Aimco’s time-based restricted stock awards receive non-forfeitable dividends similar to shares of Common Stock and OP Units prior to vesting, and our market-based long-term incentive partnership units (“LTIP Units”) receive non-forfeitable distributions based on specified percentages of the distributions paid to OP Units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Participating securities were not included in the computation of diluted earnings per share and unit for the three and nine months ended September 30, 2025 and 2024, because the effect of their inclusion would have been antidilutive. As of September 30, 2025, participating securities that could potentially dilute basic earnings per share or unit in future periods totaled 1.6 million.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the three and nine months ended September 30, 2025 and 2024, are as follows (in thousands, except per share and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings per share
Numerator:
Income (loss) from continuing operations	$(79,314)	$(27,347)	$(123,110)	$(108,539)
Less: Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,582)	(3,659)	(9,411)	(10,817)
Less: Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(105)	572	(633)	1,399
Less: Net (income) loss from continuing operations attributable to common noncontrolling interests in Aimco Operating Partnership	3,492	1,599	6,103	6,185
Less: Net (income) loss allocated to Aimco participating securities	(3,590)	—	(3,590)	—
Income (loss) from continuing operations attributable to Aimco common stockholders	(83,099)	(28,835)	(130,641)	(111,772)
Income (loss) from discontinued operations, net of taxes	382,306	7,282	397,415	20,175
Less: Net (income) loss from discontinued operations attributable to common noncontrolling interests in Aimco Operating Partnership	(16,084)	(383)	(16,871)	(1,051)
Income (loss) from discontinued operations attributable to Aimco common stockholders	366,222	6,899	380,544	19,124
Net income (loss) attributable to Aimco common stockholders	$283,123	$(21,936)	$249,903	$(92,648)

Denominator - shares:
Basic weighted-average common stock outstanding	138,946	136,749	137,738	139,044
Diluted share equivalents outstanding	—	—	—	—
Diluted weighted-average common stock outstanding	138,946	136,749	137,738	139,044

Earnings (loss) per share - basic
Income (loss) from continuing operations attributable to Aimco per common share	$(0.60)	$(0.21)	$(0.95)	$(0.80)
Income (loss) from discontinued operations attributable to Aimco per common share	2.64	0.05	2.75	0.13
Net income (loss) attributable to Aimco per common share – basic	$2.04	$(0.16)	$1.80	$(0.67)

Earnings (loss) per share - diluted
Income (loss) from continuing operations attributable to Aimco per common share	$(0.60)	$(0.21)	$(0.95)	$(0.80)
Income (loss) from discontinued operations attributable to Aimco per common share	2.64	0.05	2.75	0.13
Net income (loss) attributable to Aimco per common share – diluted	$2.04	$(0.16)	$1.80	$(0.67)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings per unit
Numerator:
Income (loss) from continuing operations	$(79,314)	$(27,347)	$(123,110)	$(108,539)
Less: Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,582)	(3,659)	(9,411)	(10,817)
Less: Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(105)	572	(633)	1,399
Less: Net (income) loss allocated to Aimco participating securities	(3,774)	—	(3,774)	—
Income (loss) from continuing operations attributable to Aimco Operating Partnership's common unitholders	(86,775)	(30,434)	(136,928)	(117,957)
Income (loss) from discontinued operations attributable to Aimco Operating Partnership's common unitholders	382,306	7,282	397,415	20,175
Net income (loss) attributable to Aimco Operating Partnership's common unitholders	$295,531	$(23,152)	$260,487	$(97,782)

Denominator - units
Basic weighted-average OP Units outstanding	145,048	144,366	144,798	146,683
Diluted OP Unit equivalents outstanding	—	—	—	—
Diluted weighted-average OP Units outstanding	145,048	144,366	144,798	146,683

Earnings (loss) per unit - basic
Income (loss) from continuing operations attributable to Aimco Operating Partnership per unit	$(0.60)	$(0.21)	$(0.95)	$(0.80)
Income (loss) from discontinued operations attributable to Aimco Operating Partnership per unit	2.64	0.05	2.75	0.13
Net income (loss) attributable to Aimco per unit – basic	$2.04	$(0.16)	$1.80	$(0.67)

Earnings (loss) per unit - diluted
Income (loss) from continuing operations attributable to Aimco Operating Partnership per unit	$(0.60)	$(0.21)	$(0.95)	$(0.80)
Income (loss)from discontinued operations attributable to Aimco Operating Partnership per unit	2.64	0.05	2.75	0.13
Net income (loss) attributable to Aimco Operating Partnership per unit – diluted	$2.04	$(0.16)	$1.80	$(0.67)

Note 5 — Fair Value Measurements and Disclosures

Recurring Fair Value Measurements

In determining the fair value of our financial instruments, we apply ASC 820, “Fair Value Measurement and Disclosures”. The fair value hierarchy under ASC 820 distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (Levels 1 and 2) and the reporting entity’s own assumptions about market participant data (Level 3). Fair value estimates may differ from the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.

From time to time we purchase interest rate swaps, caps, and other instruments to provide protection against increases in interest rates on our variable rate debt. These instruments are presented as Interest rate contracts in Other assets, net in our Condensed Consolidated Balance Sheets. As of September 30, 2025, we held interest rate caps with a maximum notional value of $370.3 million. These instruments were acquired for $2.8 million, and the fair value of these instruments is $0.2 million as noted in the table below.

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

During the three months ended September 30, 2025, we sold our investment in stock, historically measured at fair value. As of December 31, 2024, we had investments in stock of $1.6 million classified within Level 1 of the GAAP fair value hierarchy. In addition, as of September 30, 2025 and December 31, 2024, we have investments in property technology funds of $4.8 million and $3.5 million, respectively, in entities that develop technology related to the real estate industry. These investments are measured at net asset value (“NAV”) as a practical expedient. The period of time over which the underlying assets in these investments are expected to be liquidated is unknown. See Note 3 for further information regarding unfunded commitments related to these investments.

The following table summarizes the fair value for our interest rate contracts, investments in stock, and our investments in real estate technology funds as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025				As of December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Interest rate contracts	$180	$—	$180	$—	$862	$—	$862	$—
Investments in stock	—	—	—	—	1,573	1,573	—	—
Investments in real estate technology funds (1)	4,825	—	—	—	3,468	—	—	—
Total assets	$5,005	$—	$180	$—	$5,903	$1,573	$862	$—

(1) Investments measured at fair value using NAV as a practical expedient are not classified in the fair value hierarchy.

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents and restricted cash approximated their fair value as of September 30, 2025, and December 31, 2024 and are categorized within Level 1 of the GAAP fair value hierarchy. We estimate the fair value of our non-recourse property debt and non-recourse construction loans using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, debt service coverage ratios, and loan to value ratios. We classify the fair value of our non-recourse property debt and non-recourse construction loans within Level 2 of the GAAP valuation hierarchy based on the significance of certain observable inputs used to estimate their fair value.

The following table summarizes the carrying value and fair value of our non-recourse property debt, and non-recourse construction loans as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Description:
Non-recourse property debt	$447,955	$434,733	$447,955	$419,626
Non-recourse construction loans	389,773	393,344	393,750	393,756
Total	$837,728	$828,077	$841,705	$813,382

Nonrecurring Fair Value Measurements

Real Estate

During the three and nine months ended September 30, 2025, we recorded a non-cash impairment charge of $57.4 million related to properties located in Colorado's Front Range. We used a third-party appraisal, broker opinion of value, and letter of intent to determine the fair value estimates of the properties. The fair value estimates of the properties were determined by discounted cash flow analyses or references to market comparable data.

The cash flows utilized in such discounted cash flow analysis are comprised of projected operating results, which are based upon market conditions and future expectations. The most significant unobservable inputs utilized in determining the fair value are capitalization rates and discount rates, which were 8% and 10%, respectively. Because of these inputs, we have determined that the fair value of properties using this approach are classified within Level 3 of the fair value hierarchy.

Market comparable data utilizes comparable sales, which are subject to judgment as to comparability to the valued properties. Because these inputs are derived from observable market data, we determined that the fair values of properties using this approach are classified within Level 2 of the fair value hierarchy.

Investment in IQHQ

During the three and nine months ended September 30, 2025, we recorded a non-cash impairment charge of $6.2 million related to our passive equity investment in IQHQ. This impairment charge was derived using an internal valuation of IQHQ, which incorporated fair value estimates of properties owned by IQHQ. The fair value estimates of the properties owned by IQHQ were determined by discounted cash flow analyses and references to market comparable data.

The cash flows utilized in such discounted cash flow analyses are comprised of projected operating results, which are based upon market conditions and future expectations. The most significant unobservable inputs utilized in determining the fair value are capitalization rates and discount rates, which ranged from 5.75% to 8.23% and 7.25% to 9%, respectively. Because of these inputs, we have determined that the fair value of these properties are classified within Level 3 of the fair value hierarchy.

Market comparable data utilizes comparable sales, which are subject to judgment as to comparability to the valued properties. Because these inputs are derived from observable market data, we determined that the fair values of these properties are classified within Level 2 of the fair value hierarchy.

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

The details of our consolidated and unconsolidated VIEs, excluding those of Aimco Operating Partnership, are summarized in the table below as of September 30, 2025 and December 31, 2024 (in thousands, except for Count of VIEs):

	As of September 30, 2025		As of December 31, 2024
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Count of VIEs	5	7	6	7
Assets
Net real estate	$479,269	$—	$593,837	$—
Cash and cash equivalents	2,553	—	4,625	—
Restricted cash	6,842	—	14,913	—
Notes receivable	19,038	—	18,571	—
Right-of-use lease assets - finance leases	92,144	—	107,714	—
Other assets, net	10,916	20,129	26,028	26,226
Liabilities
Non-recourse construction loans, net	284,067	—	385,240	—
Lease liabilities - finance leases	108,099	—	121,845	—
Accrued liabilities and other	15,055	33,500	14,518	33,500

Note 7 — Lease Arrangements

Aimco as Lessor

Our apartment homes and commercial spaces are leased to tenants under operating leases. As of September 30, 2025, our apartment home leases generally have initial terms of 24 months or less. As of September 30, 2025, our commercial space leases generally have initial terms between 5 and 15 years and represent approximately 9% to 10% of our total revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and other certain conditions.

We have a sublease arrangement providing space within our corporate office for fixed rents, which commenced on January 1, 2021 and expires on May 31, 2029. For the three and nine months ended September 30, 2025, we recognized sublease income of $0.4 million and $1.1 million, respectively. For the same periods in 2024, we recognized sublease income of $0.4 million and $1.1 million, respectively.

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements and other services. We have elected the practical expedient to not separate non-lease components from associated lease components in accordance with ASC 842. For the three and nine months ended September 30, 2025 and 2024, our total lease income was comprised of the following amounts for all residential and commercial property leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed lease income	$30,197	$30,825	$89,270	$89,199
Variable lease income	2,945	2,614	9,058	7,550
Total lease income	$33,142	$33,439	$98,328	$96,749

Future minimum lease payments that are contractually due to us from our office space sublease and commercial space leases, excluding extension options, as of September 30, 2025, are as follows (in thousands):

	Corporate Office Sublease	Commercial Leases
Remainder of 2025	$356	$644
2026	1,433	3,298
2027	1,443	3,388
2028	1,453	3,326
2029	630	3,364
Thereafter	—	23,828
Total	$5,315	$37,848

Aimco as Lessee

Lease Arrangements

We are lessee to finance leases for the land underlying our properties at Upton Place, Strathmore Square, and Oak Shore. We have operating leases primarily for corporate office space. Substantially all of our office lease payments are fixed. See the table below for lease costs, net of capitalized finance lease costs, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$399	$375	$1,248	$1,137
Finance lease costs:
Amortization of right-of-use assets, net of capitalized amounts	319	312	958	743
Interest on lease liabilities, net of capitalized amounts	1,875	1,794	5,592	4,467
Total lease costs, net of capitalized amounts	$2,593	$2,481	$7,798	$6,347

The weighted-average remaining terms and discount rates for our operating and finance leases are summarized in the table below as of September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (years):
Operating leases	3.5	4.3
Finance leases	91.8	92.5

Weighted-average discount rate:
Operating leases	3.4%	3.5%
Finance leases	6.1%	6.1%

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

As of September 30, 2025 and December 31, 2024, operating lease right-of-use lease assets of $3.8 million and $4.7 million, respectively, are included in Other assets, net in our Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, operating lease liabilities of $7.8 million and $9.2 million, respectively, are included in Accrued liabilities and other in our Condensed Consolidated Balance Sheets.

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

Annual Future Minimum Lease Payments

Combined annual future minimum lease payments under our operating and finance leases are as follows as of September 30, 2025 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$386	$1,109
2026	2,466	4,954
2027	2,380	5,483
2028	2,181	5,596
2029	843	5,708
Thereafter	—	1,421,989
Total	8,256	1,444,839
Less: Discount	(493)	(1,320,436)
Total lease liabilities	$7,763	$124,403

Note 8 — Assets Held for Sale and Discontinued Operations

On August 5, 2025, we entered into an agreement to sell our suburban Boston portfolio of five properties located in Massachusetts, New Hampshire, and Rhode Island for an aggregate purchase price of $740.0 million. In September 2025, we completed the sale of four of the five properties for an aggregate purchase price of $490.0 million. These four properties include properties known as Royal Crest Estates (Marlboro), Royal Crest Estates (Warwick), Waterford Village, and Wexford Village. The sale of the fifth property, Royal Crest Estates (Nashua), was completed October 3, 2025, subsequent to quarter end, for a gross purchase price of $250.0 million. In connection with the sale of the fifth property, $173.4 million of non-recourse property debt was assumed by the purchaser. We determined that the Boston portfolio was a disposal group that met the criteria of discontinued operations as the sale of these properties represented a strategic shift that had a significant effect on our operations and, as such, the results, assets, and liabilities of these properties are classified as discontinued operations for all periods presented in accordance with ASC 205-20 “Presentation of Financial Statements: Discontinued Operations”.

The following table presents a summary of the major components of assets and liabilities, in accordance with GAAP, related to the discontinued operations as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Buildings and improvements	$62,203	$203,593
Land	$68,231	151,301
Total real estate	130,434	354,894
Accumulated depreciation	(54,718)	(176,566)
Net real estate	75,716	178,328
Restricted cash	—	1,316
Other assets, net	196	1,451
Assets held for sale, net	$75,912	$181,095

Non-recourse property debt, net	$172,895	$240,994
Accrued liabilities and other	1,674	4,938
Liabilities related to assets held for sale, net	$174,569	$245,932

The following table summarizes income from discontinued operations and the related gain on disposition of real estate for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Rental and other property revenues	$15,178	$17,830	$51,573	$52,871

OPERATING EXPENSES
Property operating expenses	5,348	5,679	17,306	17,482
Depreciation and amortization	712	2,169	4,795	7,209
Total operating expenses	6,060	7,848	22,101	24,691

Interest income	2	8	2	20
Interest expense	(3,754)	(2,708)	(8,999)	(8,025)
Gain on dispositions of real estate	377,117	—	377,117	—
Income (loss) from discontinued operations before income tax	382,483	7,282	397,592	20,175
Income tax benefit (expense)	(177)	—	(177)	—
Income (loss) from discontinued operations, net of taxes	382,306	7,282	397,415	20,175
(Income) loss from discontinued operations attributable to common noncontrolling interests in Aimco Operating Partnership	(16,084)	(383)	(16,871)	(1,051)
Net income (loss) from discontinued operations attributable to Aimco	$366,222	$6,899	$380,544	$19,124

The following table summarizes cash flow information related to the discontinued operation for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Total operating cash flows from (used in) discontinued operations	$24,855	$28,412
Total investing cash flows from (used in) discontinued operations	467,771	(3,635)

On December 30, 2024, we entered into an agreement to sell the Brickell Assemblage. The transaction is scheduled to occur in the fourth quarter of 2025. We determined the Brickell Assemblage was a disposal group that met the criteria to be classified as held for sale as of September 30, 2025 and December 31, 2024. The transaction does not meet the criteria for discontinued operations classification. The following table presents a summary of the major components of assets and liabilities, in accordance with GAAP, related to the real estate properties held for sale as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Buildings and improvements	$218,964	$218,388
Land	181,381	181,381
Total real estate	400,345	399,769
Accumulated depreciation	(126,840)	(126,840)
Net real estate	273,505	272,929
Restricted cash	305	517
Other assets, net	2,043	2,633
Assets held for sale, net	$275,853	$276,079

Non-recourse property debt, net	$157,867	$158,888
Accrued liabilities and other	2,188	1,732
Liabilities related to assets held for sale, net	$160,055	$160,620

Note 9 — Business Segments

We have three segments: (i) Development and Redevelopment; (ii) Operating; and (iii) Other.

Our Development and Redevelopment segment consists of rental communities that are under construction or have not achieved stabilization, as well as land held for development. As of September 30, 2025, our Development and Redevelopment segment consists of 9 properties, including one under construction, two completed and in lease-up, and one that has completed lease-up and is stabilizing operations.

Our Operating segment includes 15 residential apartment communities with 2,524 apartment homes that have achieved a stabilized level of operations as of January 1, 2024 and maintained it throughout the current year and comparable period. We aggregate all our apartment communities that have reached stabilization into our Operating segment.

Our Other segment consists of properties currently owned that are not included in our Development and Redevelopment or Operating segments. Our Other segment includes The Benson Hotel, our only hotel.

Prior period segment information has been recast based upon our current segment population, and is consistent with how our President and Chief Executive Officer, the chief operating decision maker (“CODM”) evaluates the business. During the three months ended September 30, 2025, we reclassified as discontinued operations the five properties within our Boston portfolio, which was previously reported within the Operating segment. Refer to Note 8 for the operating results of our Boston portfolio.

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

The following tables present the results of operations of consolidated properties within our segments for the three months ended September 30, 2025 and 2024 (in thousands):

	Development and Redevelopment	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments(2)	Consolidated
Three Months Ended September 30, 2025
Rental and other property revenues	$7,606	$18,176	$1,989	$1,598	$5,763	$35,132
Controllable operating expenses(3)	1,628	3,183	1,839	—	788	7,438
Real estate taxes, net of capitalized amounts	1,125	2,731	(149)	—	1,190	4,897
Utilities expense, net of utility reimbursements	456	214	70	1,598	342	2,680
Property insurance expense, net of capitalized amounts	139	423	34	—	396	992
Other property operating expenses(4)	—	—	—	—	886	886
Property operating expenses	3,348	6,551	1,794	1,598	3,602	16,893
Property net operating income (loss)	4,258	11,625	195	—	2,161	18,239
Other operating expenses not allocated to segments(5)	—	—	—	—	(81,118)	(81,118)
Other items included in income (loss) from continuing operations before income tax(6)	—	—	—	—	(16,551)	(16,551)
Income (loss) from continuing operations before income tax	$4,258	$11,625	$195	$—	$(95,508)	$(79,430)

	Development and Redevelopment	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments(2)	Consolidated
Three Months Ended September 30, 2024
Rental and other property revenues	$3,085	$17,964	$1,889	$1,390	$11,000	$35,328
Controllable operating expenses(3)	1,342	2,841	2,063	—	1,629	7,875
Real estate taxes, net of capitalized amounts	331	2,439	206	—	1,907	4,883
Utilities expense, net of utility reimbursements	641	234	64	1,390	343	2,672
Property insurance expense, net of capitalized amounts	325	415	44	—	543	1,327
Other property operating expenses(4)	—	—	—	—	901	901
Property operating expenses	2,639	5,929	2,377	1,390	5,323	17,658
Property net operating income (loss)	446	12,035	(488)	—	5,677	17,670
Other operating expenses not allocated to segments(5)	—	—	—	—	(29,126)	(29,126)
Other items included in income (loss) from continuing operations before income tax(6)	—	—	—	—	(19,705)	(19,705)
Income (loss) from continuing operations before income tax	$446	$12,035	$(488)	$—	$(43,154)	$(31,161)

The following tables present the results of operations of consolidated properties within our segments for the nine months ended September 30, 2025 and 2024 (in thousands):

	Development and Redevelopment	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments(2)	Consolidated
Nine Months Ended September 30, 2025
Rental and other property revenues	$18,939	$54,163	$5,519	$4,480	$20,746	$103,847
Controllable operating expenses(3)	4,546	8,556	5,323	—	2,336	20,761
Real estate taxes, net of capitalized amounts	3,349	8,552	680	—	4,191	16,772
Utilities expense, net of utility reimbursements	1,386	445	205	4,480	937	7,453
Property insurance expense, net of capitalized amounts	643	1,305	100	—	1,175	3,223
Other property operating expenses(4)	—	—	—	—	2,983	2,983
Property operating expenses	9,924	18,858	6,308	4,480	11,622	51,192
Property net operating income (loss)	9,015	35,305	(789)	—	9,124	52,655
Other operating expenses not allocated to segments(5)	—	—	—	—	(125,797)	(125,797)
Other items included in income (loss) from continuing operations before income tax(6)	—	—	—	—	(44,598)	(44,598)
Income (loss) from continuing operations before income tax	$9,015	$35,305	$(789)	$—	$(161,271)	$(117,740)

	Development and Redevelopment	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments(2)	Consolidated
Nine Months Ended September 30, 2024
Rental and other property revenues	$5,517	$53,581	$4,888	$3,883	$33,768	$101,637
Controllable operating expenses(3)	2,737	7,922	5,005	—	4,571	20,235
Real estate taxes, net of capitalized amounts	782	7,649	446	—	5,808	14,685
Utilities expense, net of utility reimbursements	1,594	805	192	3,883	993	7,467
Property insurance expense, net of capitalized amounts	730	1,228	98	—	1,541	3,597
Other property operating expenses(4)	—	—	—	—	3,627	3,627
Property operating expenses	5,843	17,604	5,741	3,883	16,540	49,611
Property net operating income (loss)	(326)	35,977	(853)	—	17,228	52,026
Other operating expenses not allocated to segments(5)	—	—	—	—	(81,790)	(81,790)
Other items included in income (loss) from continuing operations before income tax(6)	—	—	—	—	(87,506)	(87,506)
Income (loss) from continuing operations before income tax	$(326)	$35,977	$(853)	$—	$(152,068)	$(117,270)
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
(5)
Other operating expenses not allocated to segments consist of depreciation and amortization, general and administrative expenses, and impairment on real estate.
(6)
Other items included in Income (loss) before income tax consist primarily of interest income, interest expense, realized and unrealized gains (losses) on interest rate contracts, realized and unrealized gains (losses) on equity investments, other income (expense), and gain on dispositions of real estate, if any.

Net real estate and non-recourse property debt and construction loans, net, of our segments as of September 30, 2025 and December 31, 2024, were as follows (in thousands):

	Development and Redevelopment	Operating	Other	Total
As of September 30, 2025
Buildings and improvements	$677,782	$441,243	$24,682	$1,143,707
Land	162,817	79,746	364	242,927
Total real estate	840,599	520,989	25,046	1,386,634
Accumulated depreciation	(41,741)	(288,361)	(6,646)	(336,748)
Net real estate	$798,858	$232,628	$18,400	$1,049,886

Non-recourse property debt and construction loans, net	$383,685	$444,847	$—	$828,532

	Development and Redevelopment	Operating	Other	Total
As of December 31, 2024
Buildings and improvements	$620,000	$449,591	$75,741	$1,145,332
Land	165,633	79,745	1,503	246,881
Total real estate	785,633	529,336	77,244	1,392,213
Accumulated depreciation	(20,872)	(291,474)	(10,362)	(322,708)
Net real estate	$764,761	$237,862	$66,882	$1,069,505

Non-recourse property debt and construction loans, net	$385,240	$444,426	$—	$829,666

Capital additions within our segments for the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Development and Redevelopment	$25,776	$29,818	$68,169	$102,284
Operating	3,010	2,183	7,106	6,009
Other	—	26	160	26
Corporate and Amounts Not Allocated to Segments (1)	356	713	567	2,199
Total capital additions	$29,142	$32,740	$76,002	$110,518
(1)
During the three and nine months ended September 30, 2025 and 2024, certain capital additions pertained to properties that were sold or reclassified as held for sale and therefore are not included in our segments as capital additions at those respective period ends. We added a row to the table above for presentation purposes to display these capital additions for the three and nine months ended September 30, 2025 and 2024.

In addition to the amounts disclosed in the tables above, as of September 30, 2025 the Development and Redevelopment segment right-of-use lease assets and lease liabilities aggregated to $106.8 million and $124.4 million, respectively, and as of December 31, 2024, aggregated to $107.7 million and $121.8 million, respectively. As of September 30, 2025, right-of-use lease assets and lease liabilities primarily relate to our investments in Upton Place, Strathmore, and Oak Shore.

Note 10 — Subsequent Events

Subsequent to quarter end, in October 2025, we completed the transfer of ownership interests with our joint venture partner at the development land sites along Broward Avenue in Fort Lauderdale, Florida. We exchanged our ownership in 200 Broward Avenue, which was subject to a non-performing seller financing note with a carrying value of $19.0 million presented within Notes Receivable in our Condensed Consolidated Balance Sheets as of September 30, 2025, along with $7.5 million of cash, for full ownership of 300 Broward Avenue.

Subsequent to quarter end, we amended the December 30, 2024 agreement to sell the properties located at 1001 Brickell Bay Drive and 1111 Brickell Bay Drive in Miami, Florida (together referred to as the “Brickell Assemblage”) to Brickell Bay Property Owner LLC (the “Buyer”) for a gross price of $520.0 million. The Buyer notified Aimco that it intended to exercise its option, as permitted in the December 30, 2024 agreement, to finance up to $115.0 million of the purchase price with transferable seller financing notes provided by Aimco. On November 8, 2025, the agreement was amended such that closing is now scheduled for December of 2025 and the buyer will finance $70.0 million of the purchase price with transferable seller financing notes from Aimco. The seller financing notes will have a term of 24 months with a compounding interest rate that increases from 12% to 22% over the duration of the loan as well as exit fees ranging from 1% to 4%. In addition, on November 10, 2025, $15.0 million of the $50.0 million non-refundable deposit has been released to Aimco with the remainder held in escrow, $20.0 million is to be released to Aimco on the original closing date, November 18, 2025, and $15.0 million will be applied to the closing.

Subsequent to quarter end, on November 10, 2025, our Board of Directors (the “Board”) determined advisable and approved a Plan of Sale and Liquidation (the “Plan of Sale and Liquidation”). The Plan of Sale and Liquidation provides for the Company’s complete liquidation and dissolution in accordance with Section 331, Section 336 and Section 346(a) of the Internal Revenue Code of 1986 (the “Code”), as amended, and the Maryland General Corporation Law. Effectiveness of the Plan of Sale and Liquidation is subject to approval by the affirmative vote of the holders of Common Stock entitled to cast two-thirds of all the votes entitled to be cast on the matter. Aimco currently anticipates that the Plan of Sale and Liquidation would be submitted for stockholder approval at a special meeting of stockholders, expected to occur in early 2026.

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

These forward-looking statements are based on management’s judgment as of this date, which is subject to risks and uncertainties that could cause actual results to differ materially from our expectations, including, but not limited to: the risk that the 2025 plans and goals may not be completed, as expected, in a timely manner or at all; the possibility that Aimco’s stockholders do not approve the Plan of Sale and Liquidation; changes in the amount and timing of the total liquidating distributions, including as a result of unexpected levels of transaction cost, delayed or terminated closings, liquidation costs or unpaid or additional liabilities and obligations; the possibility of converting to a liquidating trust or other liquidating entity; the ability of our Board to terminate the Plan of Sale and Liquidation, whether or not approved by stockholders; the occurrence of any event, change or other circumstances that could give rise to the termination of the Plan of Sale and Liquidation; geopolitical events which may adversely affect the markets in which our securities trade, and other macro-economic conditions, including, among other things, rising interest rates and inflation, which heightens the impact of the other risks and factors described herein; real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location and quality of competitive new housing supply; the timing and effects of acquisitions, dispositions, developments and redevelopments; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; supply chain disruptions, particularly with respect to raw materials such as lumber, steel, and concrete; the impact of tariffs and global trade disruptions on us; financing risks, including the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently owned by us.

In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Code and depends on our ability to meet the various requirements imposed by the Code through actual operating results, distribution levels and diversity of stock ownership.

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
•
Diversified portfolio, consisting of value-add investments, a pipeline of land for potential future development, a portfolio of stabilized multifamily real estate and limited indirect and passive investments; and
•
Capital redeployment plan which includes the prudent recycling of capital, reallocating our equity to higher returning investments, and return of capital to stockholders when appropriate.

Our primary goal is outsized risk adjusted returns and accelerating growth for our stockholders. We are focused on providing superior total-return performance to stockholders, primarily through capital appreciation driven by accretive investment and active portfolio management over multi-year periods. We do not presently intend to pay a regular quarterly cash dividend, but periodically pay dividends for REIT tax purposes or to return capital to stockholders.

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

We have policies in place that support our current strategy, guide our investment allocations, and manage risk, including to hold a sizable portion of our net equity in stabilized cash-flowing assets and to require cash or committed credit necessary for completion of development and redevelopment projects prior to their commencement.

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

•
Owning a portfolio of stabilized core and core plus real estate

We own a geographically diversified portfolio of 19 apartment communities (15 consolidated properties and four unconsolidated properties) with average rents in line with local market averages (generally defined as B class). We also own an apartment building and its adjacent office building, Yacht Club Apartments and 1001 Brickell Bay Drive (together referred to as the “Brickell Assemblage”), in a land assemblage that is under contract to be sold and an apartment building in suburban Boston sold in October 2025. The target composition of our stabilized portfolio will continue to include primarily B multifamily assets, spread across geographically diversified markets, with a bias toward long established residential neighborhoods that rank highly in regard to schools, employment fundamentals and state and regional governance. Core-Plus opportunities offer the opportunity for incremental capital investment while maintaining stabilized cashflow to accelerate income growth and improve asset values.

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

Proposed Plan of Sale and Liquidation

Subsequent to quarter end, on November 10, 2025, our Board deemed advisable and approved the Plan of Sale and Liquidation. The Plan of Sale and Liquidation provides for the Company’s complete liquidation and dissolution in accordance with Section 331, Section 336, and Section 346(a) of the Code and Maryland General Corporation Law. Effectiveness of the Plan of Sale and Liquidation is subject to approval by the affirmative vote of the holders of Common Stock entitled to cast two-thirds of all votes entitled to be cast on the matter. Aimco currently anticipates that the Plan of Sale and Liquidation would be submitted for stockholder approval at a special meeting of stockholders, expected to occur in early 2026.

The proposed Plan of Sale and Liquidation presents certain risks, and there can be no assurance that the Plan of Sale and Liquidation will result in any transaction or that the Plan of Sale and Liquidation will be completed. See Item 1A. Risk Factors in Part II of this report.

Results for the three and nine months ended September 30, 2025

The results from the execution of our business plan during the three and nine months ended September 30, 2025 are described below.

Financial Results and Highlights

•
For the three and nine months ended September 30, 2025, net income attributable to Aimco common stockholders per share, on a fully dilutive basis, was $2.04 and $1.80, respectively.
•
For the three and nine months ended September 30, 2025, property net operating income from our Operating segment was $11.6 million, down 3.4%, and $35.3 million, down 1.9% year-over-year, respectively.

•
In September, we sold four suburban Boston properties for $490.0 million. We retired the associated debt and distributed $2.23 per share to stockholders by way of a special cash dividend paid subsequent to quarter end, on October 15, 2025. The fifth and final suburban Boston asset sold subsequent to quarter end, in October, for $250.0 million.

Operating Property Results

We own a diversified portfolio of stabilized operating properties which now includes 15 apartment communities with average rents in line with local market averages (generally defined as B class).

Highlights for the three months ended September 30, 2025 include:

•
Revenue for our Operating segment was $18.2 million, up 1.2% year-over-year, resulting from a $74 increase in average monthly revenue per apartment home to $2,531 and occupancy of 94.8%, down 180 basis points year-over-year.
•
Expenses for our Operating segment were $6.6 million, up 10.5% year-over-year primarily related to the net impact of real estate tax assessments and appeals.
•
Property net operating income for our Operating segment was $11.6 million, down 3.4% year-over-year.

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

As of September 30, 2025, we had one multifamily development project under construction, two multifamily communities that have been completed and are now in lease-up, and one that completed lease-up and is stabilizing operations.

During the three and nine months ended September 30, 2025, we invested $25.8 million and $68.2 million, respectively, in development and redevelopment activities, primarily funded through construction loan and preferred equity draws, compared to $29.8 million and $102.3 million, respectively, during the same period in 2024.

Highlights for the three months ended September 30, 2025 include:

•
In Upper Northwest Washington, D.C., all 689 apartment homes at Upton Place were delivered in 2024 and construction is complete. As of September 30, 2025, 521 (76%) units were leased or pre-leased and 496 (72%) were occupied. The pace of absorption slowed during the third quarter and we now expect the property to reach stabilization in the first quarter 2026. Additionally, as of September 30, 2025, 97% of the project’s 105,000 square feet of retail space has been leased.
•
In Bethesda, Maryland, all 220 of the highly tailored apartment homes at the first phase of Strathmore Square were delivered in 2024 and construction is complete. As of September 30, 2025, 185 (84%) units had been leased and 169 (77%) were occupied. We now expect the property to reach occupancy stabilization in the first quarter 2026.
•
In Miami, Florida, construction remains on schedule and budget at 34th Street, an ultra-luxury waterfront residential tower. Initial occupancy is scheduled for 3Q 2027 with stabilized occupancy in 4Q 2028.
•
In the third quarter of 2025, we invested $1.7 million into programming, design, documentation, and entitlement efforts primarily at our 901 North development site, located in Fort Lauderdale, Florida.

Investment and Disposition Activity

We currently anticipate that the Plan of Sale and Liquidation would be submitted for stockholder approval at a special stockholder meeting, expected to occur in early 2026. Additional information regarding the Plan of Sale and Liquidation will be made available in the Company’s filings with the U.S. Securities and Exchange Commission.

We do not intend to disclose or comment on the sales and marketing of individual assets, or any other strategic transactions, until we determine that further disclosure is appropriate or required.

•
In August 2025, we entered into a definitive agreement to sell our portfolio of five apartment properties, including 2,719 units, located in suburban Boston for $740.0 million.

o
In September 2025, we completed the sale of four suburban Boston properties for $490.0 million with proceeds primarily used to retire associated mortgage loans, pay off in full the balance drawn on our revolving credit facility, and fund a $2.23 per share special dividend distribution to stockholders paid on October 15, 2025.
o
Subsequent to quarter end, in October 2025, we completed the sale of our last remaining apartment community located in suburban Boston for $250.0 million. In connection with the sale, $173.4 million of non-recourse property debt was assumed by the buyer. We plan to use net proceeds from the sale to reduce leverage and for general corporate purposes.
•
The Brickell Assemblage remains under contract to be sold for $520 million.
o
During the third quarter, the buyer notified us that it intended to exercise its option, as permitted in the December 30, 2024 agreement, to finance up to $115 million of the purchase price with transferable seller financing from Aimco.
o
Subsequent to quarter end, on November 8, 2025, the purchase and sale agreement was amended such that closing is now scheduled for December of 2025 and the buyer will finance $70 million of the $520 million purchase price with transferable seller financing notes from Aimco. The seller financing notes will have a term of 24 months with compounding interest rate that increases from 12% to 22% over the duration of the loan as well as exit fees ranging from 1% to 4%.
o
In addition, on November 10, 2025, $15 million of the $50 million non-refundable deposit has been released to Aimco with the remainder being held in escrow, $20 million is to be released to Aimco on the original closing date, November 18, 2025, and $15 million will be applied at closing.
o
Net proceeds, when accounting for associated property-level debt, the monetization of the seller financing note, the deferred tax liability, and transaction costs, are expected to be approximately $300 million.
•
Subsequent to quarter end, in October, we completed a transfer of ownership interests with our joint venture partner at the development land sites along Broward Avenue in Fort Lauderdale, Florida. We exchanged our joint venture ownership in the non-performing seller financing note secured by 200 Broward Avenue along with $7.5 million of cash, for full ownership of 300 Broward Avenue.

Balance Sheet and Financing Activities

We are highly focused on maintaining a strong balance sheet, including ample liquidity. As of September 30, 2025, we had access to $425.1 million in liquidity, including $404.4 million of cash on hand ($327.3 million of which funded the special dividend paid on October 15, 2025) and $20.7 million of restricted cash. Refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

As of September 30, 2025, 100% of our total debt was either fixed rate or hedged with interest rate cap protection. Considering investments under contract to sell and including contractual extensions, we have no debt maturing prior to June 2027.

•
In September, we used proceeds from the sale of four suburban Boston properties to pay down in full the borrowings on our revolving credit facility. Certain of the properties sold served as collateral for the credit facility, which was retired upon completion of the sales.

Financial Results of Operations

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements included in Item 1.

Results of Operations for the three and nine months ended September 30, 2025 and 2024

Net income (loss) attributable to Aimco common stockholders changed by $308.6 million and $346.1 million, respectively, for the three and nine months ended September 30, 2025, compared to the same period in 2024, as described more fully below.

Property Results

We have three segments: (i) Development and Redevelopment, (ii) Operating, and (iii) Other.

Our Development and Redevelopment segment consists of rental communities that are under construction or have not achieved stabilization, as well as land held for development. As of September 30, 2025, our Development and Redevelopment segment consists of 9 properties, including one under construction, two completed and in lease-up, and one that has completed lease-up and is stabilizing operations.

Our Operating segment includes 15 residential apartment communities with 2,524 apartment homes that have achieved a stabilized level of operations as of January 1, 2024 and maintained it throughout the current year and comparable period. We aggregate all our apartment communities that have reached stabilization into our Operating segment.

Our Other segment consists of properties currently owned that are not included in our Development and Redevelopment or Operating segments. Our Other segment includes The Benson Hotel, our only hotel.

Prior period segment information has been recast based upon our current segment population, and is consistent with how our President and Chief Executive Officer, the chief operating decision maker (“CODM”) evaluates the business. During the three months ended September 30, 2025, we reclassified as discontinued operations the five properties within our Boston portfolio, which was previously reported within the Operating segment.

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

Property Net Operating Income

The results of our segments for the three months ended September 30, 2025 and 2024, as presented below, are based on segment classifications as of September 30, 2025 (dollars in thousands).

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$7,606	$3,085	$4,521	nm
Operating	18,176	17,964	212	1.2%
Other	1,989	1,889	100	5.3%
Total	27,771	22,938	4,833	21.1%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	3,348	2,639	709	nm
Operating	6,551	5,929	622	10.5%
Other	1,794	2,377	(583)	(24.5%)
Total	11,693	10,945	748	6.8%
Property net operating income:
Development and Redevelopment	4,258	446	3,812	nm
Operating	11,625	12,035	(410)	(3.4%)
Other	195	(488)	683	nm
Total	$16,078	$11,993	$4,085	34.1%

For the three months ended September 30, 2025, compared to the same period in 2024:

•
Development and Redevelopment property net operating income increased by $3.8 million, due primarily to the lease-up of Upton Place, Strathmore Square, and Oak Shore.
•
Operating property net operating income decreased by $0.4 million, or 3.4%. The decrease was attributable primarily to an increase in real estate taxes at our Chicago properties, which assessment is being appealed, offset by an increase in rental and other property revenues due to a $74 increase in average monthly revenue per apartment home to $2,531.

•
Other property net operating income increased by $0.7 million, due primarily to an increase in food and beverage sales and a decrease in real estate taxes due to the successful appeal in the third quarter of 2025.

The results of our segments for the nine months ended September 30, 2025 and 2024, as presented below, are based on segment classifications as of September 30, 2025 (dollars in thousands).

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development and Redevelopment	$18,939	$5,517	$13,422	nm
Operating	54,163	53,581	582	1.1%
Other	5,519	4,888	631	12.9%
Total	78,621	63,986	14,635	22.9%
Property operating expenses, net of utility reimbursements:
Development and Redevelopment	9,924	5,843	4,081	nm
Operating	18,858	17,604	1,254	7.1%
Other	6,308	5,741	567	9.9%
Total	35,090	29,188	5,902	20.2%
Property net operating income:
Development and Redevelopment	9,015	(326)	9,341	nm
Operating	35,305	35,977	(672)	(1.9%)
Other	(789)	(853)	64	7.5%
Total	$43,531	$34,798	$8,733	25.1%

For the nine months ended September 30, 2025, compared to the same period in 2024:

•
Development and Redevelopment property net operating income increased by $9.3 million, due primarily to the lease-up of Upton Place, Strathmore Square, and Oak Shore.
•
Operating property net operating income decreased by $0.7 million, or 1.9%. The decrease was attributable primarily to a multi-year property assessment at our Chicago properties, which assessment is being appealed, offset by an increase in rental and other property revenues due to a $53 increase in average monthly revenue per apartment home to $2,489. Our Nashville property successfully appealed its multi-year property assessment in the third quarter of 2025.
•
Other property net operating income increased by $0.1 million, due primarily to an increase in food and beverage sales offset by an increase in related operating expenses.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include property management costs, casualty losses, and, if applicable, the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance.

For the three months ended September 30, 2025 and 2024, other property operating expenses not allocated to segments were $0.9 million and $0.9 million, respectively. For the three months ended September 30, 2025 and 2024, properties that were sold or classified as held for sale generated property net operating income of $3.1 million and $6.6 million, respectively.

For the nine months ended September 30, 2025 and 2024, other property operating expenses not allocated to segments were $3.0 million and $3.6 million, respectively. For the nine months ended September 30, 2025 and 2024, properties that were sold or classified as held for sale generated property net operating income of $12.1 million and $20.9 million, respectively.

Please refer to Note 8 to the condensed consolidated financial statements in Item 1 for our Boston portfolio performance, which includes five apartment communities classified as discontinued operations.

Depreciation and Amortization

For the three and nine months ended September 30, 2025, compared to the same periods in 2024, Depreciation and amortization expense decreased by $5.2 million, or 24.1%, and $13.0 million, or 22.4%, respectively, due primarily to the disposition of The Hamilton and the classification of the Brickell Assemblage as held for sale in December 2024, partially offset by the substantial completion of Upton Place, Strathmore Square, and Oak Shore in 2024.

General and Administrative Expenses

For the three months ended September 30, 2025, compared to the same period in 2024, General and administrative expenses decreased by $0.2 million, or 2.9%. For the nine months ended September 30, 2025, compared to the same period in 2024, General and administrative expenses decreased by $0.4 million, or 1.6%.

Impairment of Real Estate

Based on periodic tests of recoverability of long-lived assets, during the three and nine months ended September 30, 2025, we recognized impairment losses totaling $57.4 million. No impairment losses were recognized in the same periods in 2024. The impairment losses were recognized primarily due to the reductions in the estimated period over which we expect to hold the properties, coupled with reductions in the estimated fair values of the assets as compared to their carrying amounts.

Interest Income

For the three and nine months ended September 30, 2025, compared to the same periods in 2024, Interest income decreased by $0.8 million, or 33.3%, and $2.3 million, or 30.8%, respectively, due primarily to a decrease earned on amounts of invested cash.

Interest Expense

For the three months ended September 30, 2025, compared to the same period in 2024, Interest expense decreased by $2.3 million, or 14.0%, due primarily to the repayment of certain non-recourse construction loans in December 2024 and use of the revolving credit facility to pay off a higher interest rate non-recourse construction loan in May 2025.

For the nine months ended September 30, 2025, compared to the same period in 2024, Interest expense increased by $3.0 million, or 7.3%, due primarily to increased non-recourse construction loan draws and reduced capitalization due to the substantial completion of Upton Place, Strathmore Square, and Oak Shore in 2024, partially offset by the repayment and refinancing of certain non-recourse construction loans in December 2024 and use of the revolving credit facility to pay off a higher interest rate non-recourse construction loan in May 2025. In September 2025, we used proceeds from the sale of four Boston properties to paydown in full the borrowings and retire the revolving credit facility.

Realized and Unrealized Gains (Losses) on Interest Rate Contracts

We are required to adjust our interest rate contracts to fair value on a quarterly basis. As a result of the mark-to-market adjustments, we recorded unrealized losses of $0.4 million for the three months ended September 30, 2025, and unrealized losses of $1.2 million for the nine months ended September 30, 2025. We recorded unrealized losses of $2.6 million and $4.1 million, respectively, for the same periods in 2024. In addition, we realized gains of $0.3 million for the three months ended September 30, 2025, and realized gains of $0.8 million for the nine months ended September 30, 2025, respectively, compared to realized gains of $1.5 million and $5.3 million, respectively, for the same periods in 2024.

Realized and Unrealized Gains (Losses) on Equity Investments

We measure our investments in property technology funds at NAV as a practical expedient. Prior to the sale of our investment in stock during the three months ended September 30, 2025, we measured our investments in stock based on its market price at period end. In addition, we measure our investment in IQHQ at cost, less impairment if any needed, with subsequent adjustments for observable price changes of identical or similar investments of the same issuer since it does not have a readily determinable fair value. As a result of changes in the values of these investments, we recorded net losses of $4.9 million and $5.5 million, respectively, for the three and nine months ended September 30, 2025. For the same periods in 2024, we recorded net losses of $0.6 million and $48.1 million, respectively. During the three and nine months ended September 30, 2025, we recorded a $6.2 million non-cash impairment recognized on our investment in IQHQ compared to $47.0 million recorded in the second quarter of 2024.

Other Income (Expense), Net

Other income (expense), net, includes costs associated with our risk management activities, partnership administration expenses, fee income, and certain non-recurring items, as well as activity related to our Mezzanine Investment and unconsolidated real estate partnerships. For the three and nine months ended September 30, 2025 compared to the same periods in 2024 Other income (expense), net changed by $4.9 million and $7.2 million, respectively, primarily due to an increase in income related to our Mezzanine Investment and the non-cash other than temporary impairment recognized on our investment in an unconsolidated investment in the third quarter of 2024.

Income Tax Benefit (Expense)

Certain aspects of our operations are conducted through taxable REIT subsidiaries, or “TRS entities”. Additionally, our TRS entities hold an investment in 1001 Brickell Bay Drive and Oak Shore.

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

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and income and, if applicable, gains retained by the REIT. For the three and nine months ended September 30, 2025, we had consolidated net losses subject to tax of $2.7 million and $5.9 million, respectively. For the three and nine months ended September 30, 2024, we had consolidated net losses subject to tax of $9.7 million and $21.6 million, respectively.

For the three months ended September 30, 2025, we recognized income tax benefit attributable to continuing operations of $0.1 million compared to $3.8 million during the same period in 2024. The change in income tax benefit is due primarily to the tax effect of reduced depreciation in 2025 associated with properties owned by, and activities of, our TRS entities.

For the nine months ended September 30, 2025, we recognized income tax expense attributable to continuing operations of $5.4 million, compared to an income tax benefit of $8.7 million during the same period in 2024. The change in income tax benefit (expense) is due primarily to the tax effect of reduced depreciation in 2025 associated with properties owned by, and activities of, our TRS entities, partially offset by the recognition of a non-cash partial valuation allowance against the deferred tax assets of our TRS entities in 2025.

On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Significant provisions of the OBBBA include the permanent extension of certain provisions of the 2017 Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The changes introduced by the OBBBA are not expected to have a material impact on our annual effective tax rate for 2025.

Income (loss) from Discontinued Operations, Net

The results of operations for consolidated properties that met the criteria required to be recognized within discontinued operations, whether sold during the period or designated as held for sale at the end of the period, are required to be classified as discontinued operations for all periods presented. The components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense. In addition, the net gain or loss on the eventual disposal of properties are reported in discontinued operations, along with any related tax effects or allocation of income to noncontrolling interests in the results of the discontinued operations.

For the three and nine months ended September 30, 2025, we recognized income from discontinued operations, net, of $382.3 million and $397.4 million, respectively, compared to income from discontinued operations, net, of $7.3 million and $20.2 million, respectively, during the same periods in 2024. The change in income from discontinued operations, net, is due primarily to the recognition of a gain on disposal of $377.1 million related to the sale of four properties in our suburban Boston portfolio.

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

The reconciliation of net income (loss) to EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2025 and 2024, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$302,992	$(20,065)	$274,305	$(88,364)
Adjustments:
Interest expense	14,033	16,323	44,214	41,196
Income tax (benefit) expense	(116)	(3,814)	5,370	(8,731)
Depreciation and amortization	16,222	21,376	44,922	57,914
Impairment on real estate	57,373	—	57,373	—
Interest expense, depreciation, amortization, and income taxes related to discontinued operations	4,643	4,877	13,971	15,234
Gains on dispositions of real estate, including discontinued operations	(377,117)	—	(377,117)	—
Unrealized (gains) losses from investments in unconsolidated partnerships	—	2,597	—	2,597
Adjustment related to EBITDAre of unconsolidated partnerships	219	218	777	650
EBITDAre	$18,249	$21,512	$63,815	$20,496
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(3,582)	(3,659)	(9,411)	(10,817)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(105)	572	(633)	1,399
EBITDAre adjustments attributable to noncontrolling interests	6	(1,000)	(530)	(2,505)
Mezzanine investment (income) loss, net	144	628	(856)	1,884
Realized and unrealized (gains) losses on interest rate contracts	102	1,148	434	(1,164)
Unrealized (gains) losses on passive equity investments	4,868	—	5,475	46,972
Adjusted EBITDAre	$19,682	$19,201	$58,294	$56,264

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations.

As of September 30, 2025, our available liquidity was $425.1 million, which consisted of:

•
$404.4 million in cash and cash equivalents ($327.3 million of which funded the special dividend paid on October 15, 2025); and
•
$20.7 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance.

As of September 30, 2025, we had sufficient capacity on our non-recourse construction loans to cover our remaining commitments on development and redevelopment projects of approximately $107.6 million. We also have unfunded commitments in the amount of $1.1 million related to our investments in entities that develop technology related to the real estate industry. Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, and future investments. Additionally, our third-party property managers may enter into commitments on our behalf to purchase goods and services in connection with the operation of our apartment communities and our office building. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to historical levels.

Subsequent to quarter end, in November 2025, our Board deemed advisable and approved the Plan of Sale and Liquidation. If the Plan of Sale and Liquidation is approved by our stockholders, we expect it will materially impact our short and long-term capital needs and liquidity requirements, and our plan to meet those needs.

As of September 30, 2025, whether the Plan of Sale and Liquidation is approved by our stockholders, we believe, based on the information available at this time, cash and cash equivalents, cash generated from operations, and proceeds from planned dispositions are sufficient sources of liquidity to meet our operational needs for the next twelve months. In the event that these sources of liquidity are not sufficient to cover our liquidity needs, we have the means to generate additional liquidity, such as from additional property financing activity and proceeds from apartment community sales. We expect to meet our long-term liquidity requirements, including debt maturities, development and redevelopment spending, and future investment activity, primarily through property financing activity, cash generated from operations, and the recycling of our equity.

Leverage and Capital Resources

The availability and cost of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Any adverse changes in the lending environment, declines in our share price, and the effects of the announced Plan of Sale and Liquidation could negatively affect our liquidity. We have taken steps to mitigate a portion of our short-term refunding risk. However, if property or development financing options become unavailable, we may consider alternative sources of liquidity, such as reductions in capital spending or apartment community dispositions.

As of September 30, 2025, all of our outstanding non-recourse property debt had a fixed interest rate. In addition, the weighted-average contractual rate on our non-recourse debt was 4.4%, and the average remaining term to maturity was 5.4 years. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates. Our primary sources of leverage are non-recourse property-level debt and non-recourse construction loans.

In September, we used proceeds from the sale of four suburban Boston properties to paydown in full $43.8 million of borrowings on our revolving credit facility. Certain properties sold served as collateral for the credit facility, which was retired upon completion of the sales.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows in Item 1 of this report.

Operating Activities

For the nine months ended September 30, 2025, net cash provided by operating activities was $22.4 million. Our operating cash flow is primarily affected by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities and general and administrative costs. Net cash provided by operating activities for the nine months ended September 30, 2025, decreased by $23.7 million compared to the same period in 2024, due primarily to the timing of changes in operating assets and operating liabilities, decreased cash flows provided by operating activities from discontinued operations, and increased interest expense.

Investing Activities

For the nine months ended September 30, 2025, net cash provided by investing activities was $401.8 million. Net cash provided by investing activities for the nine months ended September 30, 2025, changed by $516.2 million compared to the same period in 2024, due primarily to the sale of four real estate assets within our Boston portfolio and decreased capital expenditures.

Financing Activities

For the nine months ended September 30, 2025, net cash used in financing activities of $171.8 million. Net cash used in financing activities for the nine months ended September 30, 2025, changed by $211.2 million compared to the same period in 2024, due primarily to the payment of dividends and distributions, principal repayments on non-recourse property debt associated with the four real estate assets within the Boston portfolio sold during the period, principal repayment on non-recourse construction loans and bridge financing, and decreased proceeds from non-recourse construction loans and bridge financing, partially offset by increased contributions from redeemable noncontrolling interests.

Future Capital Needs

Subsequent to quarter end, in November 2025, our Board deemed advisable and approved the Plan of Sale and Liquidation. If the Plan of Sale and Liquidation is approved by our stockholders, we expect it will materially impact our short and long-term capital needs and our plan to meet those needs. As of September 30, 2025, whether the Plan of Sale and Liquidation is approved by our stockholders, we believe, based on the information available at this time, that we have sufficient cash on hand and access to additional sources of liquidity to meet our operational needs for the next twelve months. We expect to fund any future development and redevelopment, and other capital spending principally with operating cash flows, short-term borrowings, and debt and equity financing. Our near-term business plan does not contemplate the issuance of equity.

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

Market Risk

As of September 30, 2025, on a consolidated basis, we had no variable-rate property-level debt outstanding and $168.3 million of variable-rate construction loans outstanding. The impact of elevated interest rates is mitigated by our use of interest rate caps, which as of September 30, 2025, provided protection for our variable interest rate debt. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates. As of September 30, 2025, we estimate an increase or decrease in our variable rate indices of 100 basis points with constant credit risk spreads, would have no material impact on interest expense.

As of September 30, 2025, we held interest rate caps with a maximum notional value of $370.3 million. These instruments were acquired for $2.8 million and at September 30, 2025, were valued at $0.2 million.

As of September 30, 2025, we had $425.1 million in cash and cash equivalents and restricted cash, a portion of which earns interest at variable rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The following risk factors update and supplement the risk factors contained in Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our filings with the SEC.

The proposed Plan of Sale and Liquidation presents risks to our current business and operations.

On November 10, 2025, our Board deemed advisable and approved the Plan of Sale and Liquidation. The Plan of Sale and Liquidation provides for the Company’s complete liquidation and dissolution in accordance with Section 331, Section 336 and Section 346(a) of the Code and Maryland General Corporation Law. Effectiveness of the Plan of Sale and Liquidation is subject to approval by the affirmative vote of the holders of Common Stock entitled to cast two-thirds of all votes entitled to be cast on the matter. Aimco currently anticipates that the Plan of Sale and Liquidation would be submitted for stockholder approval at a special meeting of stockholders, expected to occur in early 2026.

Prior to consummation of the Plan of Sale and Liquidation, the Plan of Sale and Liquidation may present risks to our business and operations, which could materially affect our business, financial results and stock price, including, among other things, that:

•
failure to complete the Plan of Sale and Liquidation, including due to the failure of our stockholders to approve the Plan of Sale and Liquidation, could negatively impact our stock price and our future business and financial results;
•
failure of our stockholders to approve the Plan of Sale and Liquidation may result in our incurrence of additional expenses for the sale of certain of our assets that we plan to undertake regardless of the outcome of the stockholder vote;
•
we expect to incur substantial expenses related to the Plan of Sale and Liquidation, whether or not the Plan of Sale and Liquidation is approved by our stockholders; and
•
pendency of the Plan of Sale and Liquidation could adversely affect our business and operations, including by diverting significant focus of management, employees and other resources and by adversely affecting our relationships with contractual counterparties, our ability to attract and retain employees, and other aspects of our business and operations.

We cannot determine at this time the amount or timing of distributions to our stockholders in connection with the Plan of Sale and Liquidation because there are many factors, some of which are not within our control, that could affect the amount or timing of any such distributions.

The amounts that may ultimately be available for distribution to our stockholders from the Plan of Sale and Liquidation are not yet known. There are many factors that may affect the amounts available for distribution to our stockholders, including the costs to maintain our assets through the liquidation and wind-down process, the time it will take to liquidate our properties, the amounts necessary to satisfy our remaining financial obligations, transaction costs and economic factors such as inflation and interest rate changes, all of which are subject to change.

If our stockholders approve the Plan of Sale and Liquidation, we will be authorized to engage in the wind-down of our business and affairs, discharging, paying or setting aside reserves for our liabilities, disposing of our assets and distributing our remaining assets available for distribution to our stockholder (as determined by our Board in its discretion). While the Plan of Sale and Liquidation authorizes the sale of our remaining properties, we cannot predict whether we will be able to do so at all or at prices or on terms and conditions acceptable to us.

Additionally, before making the liquidating distributions to our stockholders, we will need to pay or arrange for the payment of all of our transaction costs and our liabilities. The Board may also decide to establish a reserve fund to pay any contingent claims.

The costs in the Plan of Sale and Liquidation are not yet final, so we have used estimates of these costs in calculating the amounts of our anticipated distributions. These estimates may not prove to be accurate, which could cause actual distributions to be less than our estimates.

If the Plan of Sale and Liquidation is not approved by stockholders, we would be subject to a number of material risks, and even if our stockholders approve the Plan of Sale and Liquidation, it may not be completed.

Our Board may need to review strategic alternatives if the Plan of Sale and Liquidation is not approved by stockholders, and we intend to move forward with the marketing and sale of certain of our assets regardless of the outcome of the stockholder vote on the Plan of Sale and Liquidation.

Additionally, our Board may amend or terminate the Plan of Sale and Liquidation, even if approved by our stockholders, at any time prior to the filing of articles of dissolution, if it determines that doing so is in the best interest of us and our stockholders. Thus, the Board could decide to conduct our liquidation and dissolution differently than as currently planned, or not at all.

The occurrence of any of these events may impair our ability to conduct our business and/or reduce the amounts otherwise available for distribution to our stockholders, and the Board could decide to conduct our liquidation and dissolution differently than as currently planned, or not at all.

There can be no assurance that the liquidation of our assets will result in greater returns to you on your investment, within a reasonable period of time, than you would receive through other alternatives reasonably available to us.

It is possible that continuing with the status quo or pursuing one or more other alternatives could result in greater returns on your investment. In that case, we will be foregoing those alternative opportunities if we implement the Plan of Sale and Liquidation.

The Plan of Sale and Liquidation may adversely affect the value that a potential acquirer might place on us or our ability to sell any of our remaining assets. It may also preclude other possible courses of action not yet identified by our Board.

Please see the risk factor above titled “We cannot determine at this time the amount or timing of distributions to our stockholders in connection with the Plan of Sale and Liquidation because there are many factors, some of which are not within our control, that could affect the amount or timing of any such distributions,” for further information regarding the risks related to the distribution to our stockholders.

If any of the parties to our future sale agreements default thereunder, or if these sales do not otherwise close, our liquidating distributions may be delayed or reduced.

Prior to the approval of the Plan of Sale and Liquidation by our stockholders, we may enter into agreements to sell certain of our properties. Any such agreements entered into prior to the approval of the Plan of Sale and Liquidation by our stockholders may provide that the closing of the sales of such properties will be subject to the approval of the Plan of Sale and Liquidation, among other closing conditions. If our stockholders approve the Plan of Sale and Liquidation, we will seek to enter into further agreements for the sale of each of our remaining properties, which agreements will also provide for various closing conditions. If any of the transactions contemplated by the sale agreements we enter into do not close because of a buyer default, the failure of a closing condition to be satisfied or for any other reason, we will need to locate a new buyer for the properties subject to such agreements, which we may be unable to do promptly or at prices or on terms that are as favorable as the original sale agreement. We will also incur additional costs involved in locating a new buyer for, and negotiating a new sale agreement with respect to, any such properties. In the event that we incur such additional costs, the amount of our liquidating distributions, if any, may be delayed or reduced.

If our stockholders approve the Plan of Sale and Liquidation, we will have the authority to sell our assets under such terms as we deem appropriate without further stockholder approval.

If our stockholders approve the Plan of Sale and Liquidation, we will have the authority to sell all of our remaining properties without further stockholder approval. Our stockholders will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such property sales.

Approval of the Plan of Sale and Liquidation, and the actions and transactions contemplated thereby, may lead to stockholder litigation which could result in substantial costs and distract management.

Historically, extraordinary corporate actions such as a plan of sale and liquidation, and the actions and transactions contemplated thereby, sometimes lead to securities class action lawsuits being filed against the company taking such actions. We may become involved in this type of litigation as a result of the stockholder vote on the Plan of Sale and Liquidation, which risk may be increased if our stockholders approve the Plan of Sale and Liquidation. As of the date of this Quarterly Report on Form 10-Q, no such lawsuits related to the Plan of Sale and Liquidation, and the actions and transactions contemplated thereby, were pending or, to our knowledge, threatened. However, if such a lawsuit is filed against us, the litigation is likely to be expensive, and, even if we ultimately prevail, the process will divert our attention from implementing the Plan of Sale and Liquidation. If we were not to prevail in such a lawsuit, we cannot predict the amount of any damages for which we may be obligated. Any such damages may be significant, may have a material adverse effect on our financial condition and may reduce the amounts available for distribution to our stockholders. In addition, if any plaintiffs are successful in obtaining an injunction prohibiting us from consummating the Plan of Sale and Liquidation, such an injunction may delay the Plan of Sale and Liquidation or prevent it from being completed.

The sale of properties may cause us to incur excise or income taxes or fail to maintain our REIT status, each of which would significantly reduce the amount available for distribution to our stockholders.

The sale of one or more of our properties may be considered a prohibited transaction under the Code. Net income derived by a REIT from a prohibited transaction is subject to a 100% excise tax. The term “prohibited transaction” generally includes a sale or other disposition of property (other than foreclosure property) that is held as inventory or primarily for sale to customers in the ordinary course of a trade or business. Whether property is held as inventory or “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that no property sold by us will be treated as inventory or as property held for sale to customers or that we can comply with certain safe-harbor provisions of the Code that would prevent the imposition of the 100% excise tax. The 100% tax does not apply to gains from the sale of property that is held through a TRS entity or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. The sale of our properties in anticipation of or in connection with the Plan of Sale and Liquidation may not satisfy the prohibited transaction safe harbor, depending on the circumstances in which such sales are completed.

If we sell a significant portion of our assets, the composition of our portfolio will change, which could have a material impact on our ability to satisfy the various income, asset, distribution, and other requirements for qualification as a REIT.

As a result of the foregoing circumstances, the amount available for distribution to our stockholders could be significantly reduced.

Pursuing the Plan of Sale and Liquidation may cause us to fail to qualify as a REIT, which would significantly reduce our liquidating distributions.

For so long as we qualify as a REIT and distribute all of our REIT taxable income, we generally are not subject to federal income tax. Although our Board does not presently intend to terminate our REIT status prior to paying the final liquidating distribution to our stockholders and our dissolution, our Board may take actions pursuant to the Plan of Sale and Liquidation that would result in such a loss of REIT status. Upon payment of the final liquidating distribution and our dissolution, our legal existence and our REIT status will terminate. However, there is a risk that our actions during the liquidation process may cause us to fail to meet one or more of the requirements that must be met in order to qualify as a REIT prior to completion of the Plan of Sale and Liquidation. For example, to qualify as a REIT, generally at least 75% of our gross income in each taxable year must come from real estate sources and generally at least 95% of our gross income in each taxable year must come from real estate sources and certain other sources that are itemized in the REIT provisions in the Code, mainly interest and dividends. We may encounter difficulties satisfying these requirements during the liquidation process. In addition, in connection with such process, we may recognize ordinary income in excess of the cash received. The REIT provisions in the Code require us to pay out a large portion of our ordinary income in the form of a dividend to our stockholders. However, to the extent that we recognize ordinary income without any cash available for distribution, and if we were unable to borrow to fund the required dividend or find another way to meet the REIT distribution requirements, we may cease to qualify as a REIT. Although we expect to comply with the requirements necessary to qualify as a REIT in any taxable year, if we are unable to do so, we will, among other things (unless entitled to relief under certain statutory provisions):

•
not be allowed a deduction for dividends paid to stockholders in computing our taxable income;
•
be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income, including recognized gains, at regular corporate rates;

•
be subject to increased state and local taxes; and
•
be disqualified from treatment as a REIT for the taxable year in which we lose our qualification and for the four following taxable years.

As a result of these consequences, our failure to qualify as a REIT could significantly reduce the amount of liquidating distributions we pay to our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Aimco

Aimco’s Common Stock is listed and traded on the NYSE under the symbol “AIV”.

On November 7, 2025, there were 144,075,540 shares of Common Stock outstanding, held by 874 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency but does include each such broker or clearing agency as one record holder.

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

During the three months ended September 30, 2025, 2,554,326 shares of Common Stock were issued in exchange for OP Units for an aggregate weighted average price per share of $7.98. Such shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

In addition to any issuances pursuant to transactions of the types discussed above, there were no unregistered sales of equity securities made by Aimco during the three months ended September 30, 2025.

Repurchases of Equity Securities

On July 28, 2022, Aimco announced that its Board authorized Aimco to repurchase up to 15 million shares of its outstanding Common Stock. On November 6, 2023, Aimco announced that the Board authorized Aimco to repurchase up to an additional 15 million shares of its outstanding Common Stock, for a total of 30 million shares. As of September 30, 2025, Aimco was authorized to repurchase up to 16.2 million shares of its outstanding Common Stock. Subject to certain blackout restrictions, these repurchases may be made from time to time in the open market or in privately negotiated transactions. These share repurchase authorizations have no expiration date.

During the three months ended September 30, 2025, Aimco did not repurchase any shares of its outstanding Common Stock.

Aimco Operating Partnership

There is no public market for OP Units, and Aimco Operating Partnership has no intention of listing OP Units on any securities exchange. In addition, Aimco Operating Partnership’s Partnership Agreement restricts the transferability of OP Units.

On November 7, 2025, there were 153,143,867 OP Units and equivalents outstanding (of which 144,075,540 were held by Aimco), that were held by 1,817 unitholders of record.

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP Units during the three months ended September 30, 2025.

Repurchases of Equity Securities

Aimco Operating Partnership’s Partnership Agreement generally provides that after holding OP Units for one year, limited partners other than Aimco have the right to redeem their OP Units for cash or, at Aimco’s election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended September 30, 2025, 2,554,326 OP Units were redeemed in exchange for shares of Common Stock at an aggregate weighted average price per unit of $7.98 and 43,804 OP Units were redeemed in exchange for cash at an aggregate weighted average price per unit of $8.66.

The following table summarizes repurchases, or redemptions in exchange for cash, of the Aimco Operating Partnership’s equity securities held by third parties for the three months ended September 30, 2025:

Fiscal Period	Total Number of Units Repurchased	Weighted Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under Plans or Programs (1)
July 1 - 31, 2025	—	$—	NA	NA
August 1 - 31, 2025	—	—	NA	NA
September 1 - 30, 2025	43,804	8.66	NA	NA
Total	43,804	$8.66

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

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NO.	DESCRIPTION
2.1	Plan of Sale and Liquidation (Exhibit 2.1 to Aimco's Current Report on Form 8-K, dated November 10, 2025, is incorporated herein by this reference)

3.1	Charter – Articles of Amendment and Restatement (Exhibit 3.1 to Aimco’s Current Report on Form 8-K, dated October 2, 2023, is incorporated herein by this reference)

3.2	Amended and Restated Bylaws (Exhibit 3.1 to Aimco’s Current Report on Form 8-K, dated April 28, 2023, is incorporated herein by this reference)

3.3	Articles Supplementary of Apartment Investment Management Company (Exhibit 3.1 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.1

Amended and Restated Agreement of Limited Partnership of Aimco OP L.P., effective as of December 14, 2020 (Exhibit 10.1 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed May 8, 2025, is incorporated herein by this reference)

10.2+	Third Amendment to Interests Purchase and Sale Agreement, effective November 8, 2025, by and among AHOTB Holding, LLC, Aimco OP L.P., and Brickell Bay Property Owner LLC (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Aimco

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Aimco

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

101

The following materials from Aimco’s and Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of equity and partners’ capital; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: November 10, 2025