Form 10-K
period 2025-12-31
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2026-03-02
CIK 922864, 1820878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Registrant’s telephone number, including area code (833-373-1300)

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

Apartment Investment and Management Company: ☐	Aimco OP L.P.: ☐

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

The aggregate market value of the voting and non-voting common stock of Apartment Investment and Management Company held by non-affiliates of Apartment Investment and Management Company was approximately $1.2 billion based upon the closing price of $8.65 on June 30, 2025.

As of February 27, 2026, there were 143,870,326 shares of Class A common stock (“Common Stock”) outstanding.

Documents Incorporated by Reference

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from Apartment Investment and Management Company's definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2025.

EXPLANATORY NOTE

Apartment Investment and Management Company (“Aimco” or the “Company”), a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. On December 15, 2020, Aimco completed the separation of its businesses (the “Separation”), creating two, separate and distinct, publicly traded companies, Aimco and Apartment Income REIT Corp. (“AIR”) (Aimco and AIR together, as they existed prior to the Separation, “Aimco Predecessor”). Events noted in this filing as occurring before December 15, 2020, were those entered into by Aimco Predecessor.

Aimco, through a wholly-owned subsidiary, is the general partner and is, directly, the special limited partner of Aimco OP L.P. (“Aimco Operating Partnership”). As of December 31, 2025, Aimco owned 94.1% of the legal interest in the common partnership units of Aimco Operating Partnership and 96.6% of the economic interest in Aimco Operating Partnership. The remaining 5.9% legal interest is owned by limited partners. The common partnership units of Aimco Operating Partnership are referred to as “OP Units”. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

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

This filing combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2025, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

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

We believe it is important to understand the few differences between Aimco and Aimco Operating Partnership in the context of how Aimco and Aimco Operating Partnership operate as a consolidated company. Aimco has no assets or liabilities other than its investment in Aimco Operating Partnership. Also, Aimco is a corporation that issued publicly traded equity in the past, whereas Aimco Operating Partnership is a partnership that has no publicly traded equity. Except for the net proceeds from stock offerings by Aimco, which were contributed to Aimco Operating Partnership in exchange for additional limited partnership interests (of a similar type and in an amount equal to the shares of stock sold in the offering), Aimco Operating Partnership generates all remaining capital required by its business.

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP, L.P.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2025

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief, or expectations. Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. The forward-looking statements in this Annual Report include, without limitation, statements regarding: our future plans and goals, including the timing and amount of capital expected to be returned to our stockholders, our pipeline investments and projects, our plans to eliminate certain near term debt maturities, our estimated value creation and potential, our timing, scheduling and budgeting, projections regarding revenue and expense growth, our plans for dispositions, our strategic partnerships and value added therefrom, the potential for adverse economic and geopolitical conditions, which negatively impact our operations, including on our ability to maintain current or meet projected occupancy, rental rate and property operating results; the effect of acquisitions, dispositions, developments; our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our development investments; expectations regarding sales of our apartment communities and the use of proceeds thereof; the availability and cost of corporate debt; and our ability to comply with debt covenants, including financial coverage ratios. We caution investors not to place undue reliance on any such forward-looking statements.

These forward-looking statements are based on management’s judgment as of this date, which is subject to risks and uncertainties that could cause actual results to differ materially from our expectations, including, but not limited to: our ability to complete the plan of sale and liquidation of Aimco and its subsidiaries (the “Plan of Sale and Liquidation”), including our ability to successfully market and/or sell the remaining assets, on the terms and timeline anticipated, or at all; our ability to close sales following the execution of purchase and sale agreements on the terms and timeline anticipated, or at all, including the satisfaction or waiver of the conditions to closing the sales transactions currently under contract and any other sales transactions Aimco may undertake (the “Portfolio Sales Transactions”); changes in the amount and timing of the total liquidating distributions resulting from the Plan of Sale and Liquidation and the Portfolio Sales Transactions, including as a result of unexpected levels of transaction costs, delayed or terminated closings, liquidation costs, unpaid or additional liabilities and obligations, changes in the net asset sales proceeds for the sale of the remaining properties from prior estimates or other unanticipated difficulties; the possibility of converting to a liquidating trust or other liquidating entity; the ability of our board of directors to terminate the Plan of Sale and Liquidation; the response of our residents, tenants and business partners to the Plan of Sale and Liquidation and/or Portfolio Sales Transactions; difficulties in employee retention as a result of the ongoing Plan of Sale and Liquidation and/or Portfolio Sales Transactions; the occurrence of any event, change or other circumstances that could give rise to the termination of the Plan of Sale and Liquidation and/or the Portfolio Sales Transactions; the outcome of legal proceedings that may be instituted against Aimco, our subsidiaries, our and their directors and others related to the Plan of Sale and Liquidation and/or Portfolio Sales Transactions; the risk that disruptions caused by or relating to the Plan of Sale and Liquidation and/or Portfolio Sales Transactions will harm our business, including current plans and operations; the possibility that we do not reserve adequate funds to cover expenses and liabilities, and the possibility that our creditors, in that instance, could seek repayment from our stockholders up to the amount of the total liquidating distributions; risks relating to the market value of Aimco’s common stock; risks associated with contracts or other instruments containing consent and/or other provisions that may be triggered by the Plan of Sale and Liquidation and/or Portfolio Sales Transactions; restrictions during the pendency of the Portfolio Sale Transactions that may impact our ability to pursue certain business opportunities or strategic transactions; our ability to remain listed on the NYSE; geopolitical events which may adversely affect the markets in which our securities trade, and other macro-economic conditions, including, among other things, rising interest rates and inflation, which heightens the impact of the other risks and factors described herein; real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location and quality of competitive new housing supply; the timing and effects of dispositions and developments; expectations regarding sales of apartment communities; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; supply chain disruptions, particularly with respect to raw materials such as lumber, steel, and concrete; the impact of tariffs and global trade disruptions on us; financing risks, including the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently owned by us.

In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (“Code”) and depends on our ability to meet the various requirements imposed by the Code through actual operating results, distribution levels and diversity of stock ownership.

Readers should carefully review our financial statements and the notes thereto, as well as Item 1A. Risk Factors of this Annual Report and subsequent documents we file from time to time with the Securities and Exchange Commission (“SEC”). These risk factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included elsewhere in this Annual Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

Executive Overview

On November 10, 2025, the board of directors of Aimco (the “Board”) approved a plan of sale and liquidation (the “Plan of Sale and Liquidation”), which contemplates the sale or disposition of all the Company’s assets, the wind-down of the Company’s business and affairs and the termination of the Company’s existence by voluntary dissolution in accordance with the Maryland General Corporation Law (the “MGCL”), and directed that the Plan of Sale and Liquidation be submitted for approval to the Company’s stockholders. On February 6, 2026, our stockholders adopted the Plan of Sale and Liquidation. Pursuant to the Plan of Sale and Liquidation and in accordance with the applicable provisions of law, the Company is authorized to do all other things reasonably necessary or desirable to complete the liquidation and dissolution of the Company and its subsidiaries, including Aimco Operating Partnership. The general partner of the Aimco Operating Partnership has the authority to elect to legally dissolve the Aimco Operating Partnership in its sole and absolute discretion, and we intend to effect such liquidation. The Company is not required to obtain any further stockholder approval with respect to the liquidation and dissolution of the Company. Until the filing of the articles of dissolution with the Maryland State Department of Assessments and Taxation, the Board may modify, amend or terminate the Plan of Sale and Liquidation (and authorize us to seek to dispose of all our assets through a merger, business combination or similar transaction) without approval by the stockholders if it determines that such action would be advisable and in the best interests of the Company. The Company has no present plans or intentions to modify, amend or abandon the Plan of Sale and Liquidation. The Plan of Sale and Liquidation presents certain risks, and there can be no assurance that the Plan of Sale and Liquidation will result in any transaction or that the Plan of Sale and Liquidation will be completed. See Item 1A. Risk Factors.

Prior to the adoption of the Plan of Sale and Liquidation, our mission was to make real estate investments, primarily focused on the multifamily sector within targeted U.S. markets, where outcomes were enhanced through our human capital and substantial value was created for investors, teammates, and the communities in which we operated.

Subsequent to the adoption of the Plan of Sale and Liquidation, we plan to sell our assets in an orderly fashion and return net proceeds from asset sales and cash on hand to our stockholders, subject to payment of our liabilities and obligations. We will continue to manage each of our properties, together with our property managers, until such time as such property is sold, for purposes of achieving the orderly winding up of the business and affairs of the Company and its subsidiaries in accordance with the Plan of Sale and Liquidation.

Competition

Many developers, managers, and owners of apartment real estate and underdeveloped land, as well as REITs, private real estate companies, and investors competed with us in acquiring, developing, obtaining financing for, and disposing of apartment communities. This competition affected our ability to realize our real estate development and transactional objectives.

We have competition from other properties located in markets in which we have interests both from an operating perspective and with respect to the disposition of our assets. With respect to the disposition of our assets, our ability to compete is also affected by national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends.

In addition, our apartment communities compete for residents with other housing alternatives, including other rental apartments and condominiums, and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing, as well as household formation and job creation in a particular area, could adversely affect our ability to lease apartment homes and to increase or maintain rental rates prior to disposition or adversely affect the value of such properties upon sale.

Taxation

Aimco

Aimco has elected to be taxed as a REIT under the Code, commencing with its initial taxable year, and intends to continue to operate in such a manner throughout the Plan of Sale and Liquidation and until the end of its final taxable year, which may occur in connection with the formation of a liquidating trust or other liquidating entity, if applicable, and which Aimco anticipates, but cannot be certain, will occur after most of Aimco’s remaining assets have been sold. The Code imposes various requirements related to organizational structure, distribution levels, diversity of stock ownership, and certain restrictions with regard to owned assets and categories of income that must be met in order to continue to qualify as a REIT. If Aimco continues to qualify for taxation as a REIT, it will generally not be subject to United States federal corporate income tax on its taxable income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from an investment in a corporation.

If Aimco continues to qualify for taxation as a REIT, it will generally be entitled to receive a deduction for dividends paid, including distributions pursuant to its Plan of Sale and Liquidation (including distributions or deemed distributions to our stockholders of interests in a liquidating trust or other liquidating entity), provided that the Plan of Sale and Liquidation is completed within 24 months of its adoption. We anticipate that Aimco's liquidating distributions will exceed its taxable income recognized in each tax year following the adoption of the Plan of Sale and Liquidation, and that its liquidation will be completed within 24 months of such adoption. In that case, if Aimco continues to qualify for taxation as a REIT, it will generally not be subject to United States federal income tax on any gain or other income recognized following the adoption of the Plan of Sale and Liquidation, including any gain that Aimco recognizes upon a transfer of appreciated assets to a liquidating trust or the conversion to a liquidating entity and the receipt of interests in the liquidating trust or liquidating entity by its stockholders.

To maintain its status as a REIT, Aimco must, among other things, continue to satisfy various qualification requirements pursuant to the Code, including requirements relating to the nature of its gross assets and income, the timing and amount of distributions and the composition of its stockholders. However, as a result of the liquidation or otherwise, circumstances may arise that could cause Aimco to fail to qualify as a REIT prior to its transfer of assets and obligations to or conversion to a liquidating trust or liquidating entity, or otherwise prior to its final liquidating distributions. In addition, the Board could cause Aimco to revoke or otherwise terminate its REIT election at any time. Should Aimco lose its status as a REIT, it would be taxable as a corporation for United States federal income tax purposes. In that case, Aimco would be subject to United States federal income taxes at the corporate rate for the taxable year in which its qualification as a REIT terminates, and in any subsequent years, with respect to its income from operations and from sales and distributions of appreciated assets in connection with our Plan of Sale and Liquidation, and without any tax deduction for dividends that it pays.

So long as Aimco continues to qualify as a REIT, any net income that it derives from a “prohibited transaction” will be subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property (other than foreclosure property) that is held as inventory or primarily for sale to customers in the ordinary course of a trade or business. We intend to effect the Plan of Sale and Liquidation and transactions related thereto, and believe we have conducted our operations, in such a manner so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of Aimco's business and we expect the asset sales made pursuant to the Plan of Sale and Liquidation may either qualify for the prohibited transaction tax safe harbor or otherwise not be subject to such prohibited transactions tax. However, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that Aimco can comply with certain safe-harbor provisions of the Code that would prevent such treatment.

Certain of our operations, or a portion thereof, are conducted through taxable REIT subsidiaries, each of which we refer to as a “TRS”. A TRS is a corporate subsidiary that has elected to be a TRS instead of a REIT and, as such, is subject to United States federal corporate income tax. The prohibited transaction 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates.

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

Prior to the Plan of Sale and Liquidation, we published a Corporate Responsibility Report reflecting our corporate responsibility priorities and performance on an annual basis.

Human Capital and Culture

We believe our most valuable asset is our human capital. Our success is reliant on the collective sum of individual talents. We seek to engage a highly qualified workforce in compliance with applicable federal and other laws and regulations.

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

Prior to the Plan of Sale and Liquidation, we evaluated team engagement and retention and included those in our goals on which all teammates were compensated. Every teammate was surveyed annually via a third-party confidential survey. Our overall team engagement score for the 2025 annual engagement survey was 4.50, with a 100% overall response rate, compared to the target score of 4.00. The 2025 teammate engagement score consisted of the average of the responses to the questions that comprised the engagement index, on a scale of 1 to 5.

We have implemented and communicated severance policies in order to retain employees throughout the execution of the Plan of Sale and Liquidation.

As of December 31, 2025, we had 50 full-time teammates performing asset management, development or transactional services and managing corporate and area functions. None of our employees are represented by labor unions.

In 2025, we were recognized with Healthiest Employers Awards in South Florida, Washington, D.C., and Denver, ranking #1 in our category for Colorado and #2 in our category for South Florida and Washington, D.C. The Healthiest Employers Awards honor companies with policies and initiatives promoting the health and well-being of their employees. Healthiest Employers takes a holistic view of worksite health, evaluating the extent of leadership team buy-in, including how well they understand the needs of the employee population and how they proactively support well-being.

Available Information

Our combined Annual Report on Form 10-K, our combined Quarterly Reports on Form 10-Q, Current Reports on Form 8-K filed by Aimco or Aimco Operating Partnership, and any amendments to any of those reports that we file with the SEC are available free of charge as soon as reasonably practicable after filing through our website at www.aimco.com. The information contained on our website is not incorporated into this Annual Report.

Our expectation is that in the course of winding up, the Company will discontinue its website. In the event that the website is inaccessible, we will provide paper copies of our most recent annual report on Form 10-K, the most recent quarterly report on form 10-Q, current reports filed or furnished on Form 8-K, and all related amendments, excluding exhibits, free of charge upon request. The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC.

ITEM 1A. RISK FACTORS

The risk factors noted in this section, and other factors noted throughout this Annual Report, describe certain risks and uncertainties that could cause our actual results to differ materially from those contained in any forward-looking statement. In addition, as a result of the adoption of the Plan of Sale and Liquidation on February 6, 2026, we are subject to additional risks that may affect the ultimate amount and timing of liquidating distributions to holders of our Common Stock.

SUMMARY RISK FACTORS

RISKS RELATED TO BUSINESS

•
Adverse economic and geopolitical conditions, health crises and dislocations in the financial and credit markets could affect our ability to collect rents and late fees from tenants, and our ability to evict tenants.
•
Failure to generate sufficient net operating income may adversely affect our liquidity, limit our ability to fund necessary capital expenditures, or adversely affect our ability to pay liquidating distributions in the Plan of Sale and Liquidation.
•
Our business and financial results could be adversely affected by significant inflation, higher interest rates or deflation, which could also adversely affect the Plan of Sale and Liquidation.
•
Our development projects may subject us to certain liabilities, and we are subject to risks associated with developing properties in partnership with others, which could also adversely affect the Plan of Sale and Liquidation.
•
Because real estate investments are relatively illiquid, we may not be able to sell apartment communities or other assets when appropriate, including as part of the Plan of Sale and Liquidation.
•
Rent control laws, if enacted, could limit our ability to increase rental rates and may negatively impact our rental income and profitability.
•
Although we are insured for certain risks, the cost of insurance, increased claims activity, or losses resulting from casualty events may affect our financial condition and results of operations.
•
Natural disasters and severe weather may affect our financial condition and results of operations.
•
We rely on our property managers to manage our properties. If our property managers fail to efficiently manage our properties, tenants may not renew their leases, or we may become subject to unforeseen liabilities, which could also adversely affect the Plan of Sale and Liquidation.
•
Our business and operations would suffer in the event of significant disruptions or cyberattacks of our information technology systems or our failure to comply with laws, rules and regulations related to privacy and data protection.
•
We and our vendors are subject to a variety of federal and state data privacy laws, rules, regulations, industry standards, and other requirements.

RISKS RELATED TO THE PLAN OF SALE AND LIQUIDATION

•
We cannot determine at this time the specific amount or exact timing of distributions to our stockholders in connection with the Plan of Sale and Liquidation, other than those previously declared, because there are many factors, some of which are not within our control, that could affect the amount or timing of any such distributions.
•
There can be no assurance that the sale of all of our assets as contemplated in the Plan of Sale and Liquidation will result in greater returns to you on your investment, within a reasonable period of time, than you would receive through other alternatives reasonably available to us.
•
Our directors and executive officers may have interests in the Plan of Sale and Liquidation that are different from, or in addition to, the interests of our stockholders generally.
•
The Plan of Sale and Liquidation, and the actions and transactions effected pursuant thereto, may lead to stockholder litigation which could result in substantial costs and distract management.
•
The sales of our assets pursuant to the Plan of Sale and Liquidation will not be subject to further stockholder approval.
•
The Plan of Sale and Liquidation may not be completed.
•
Defaults under future sale agreements may delay or reduce liquidating distributions.
•
Additional liabilities and obligations could arise during the liquidation process.

•
If we are unable to find buyers for the assets of the Company and its subsidiaries on a timely basis or at our expected sales prices, our liquidating distributions may be delayed or reduced.
•
Our ability to implement the Plan of Sale and Liquidation depends upon the participation of key personnel and there is no assurance such key personnel will remain in place.
•
We may require additional capital or financing to complete the wind-down of the Company’s business and affairs.
•
The Company will likely continue to incur the expenses of complying with public company reporting requirements during the wind-down process until such requirements no longer apply as part of a future delisting and deregistration.
•
We anticipate that our Common Stock will be delisted from the NYSE at a future date to be determined by the Board.

RISKS RELATED TO OUR INDEBTEDNESS AND FINANCING

•
Covenant restrictions may limit our operations and impact our ability to make payments to our investors.
•
We may increase leverage in executing our development plan.

RISKS RELATED TO TAX LAWS AND REGULATIONS

•
Aimco may fail to qualify as a REIT, which would reduce the amount of any potential distributions.
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
•
Distributing interests in a liquidating trust (or other liquidating entity) may cause our stockholders to recognize gain prior to the receipt of cash.
•
If we were to abandon the Plan of Sale and Liquidation, the timing and character of a stockholder’s taxation with respect to liquidating distributions made to such stockholder in the prior tax year could change.

RISKS RELATED TO AIMCO OPERATING PARTNERSHIP UNITS

•
There are restrictions on the ability to transfer and redeem Aimco Operating Partnership Units, there is no public market for Aimco Operating Partnership Units and holders of Aimco Operating Partnership Units are subject to dilution.
•
Cash distributions by Aimco Operating Partnership are not guaranteed and may fluctuate with partnership performance.
•
Holders of OP Units have limited voting rights.
•
Holders of OP Units may not have limited liability in specific circumstances.
•
Aimco may have conflicts of interest with holders of OP Units.
•
Provisions in the Aimco Operating Partnership agreement may limit the ability of a holder of OP Units to challenge actions taken by the general partner, including actions taken pursuant to the Plan of Sale and Liquidation.
•
Provisions in the Aimco Operating Partnership agreement give the general partner discretion over decisions related to liquidation and dissolution of Aimco Operating Partnership.

RISKS RELATED TO BUSINESS

Adverse economic and geopolitical conditions, health crises and dislocations in the financial and credit markets could affect our ability to collect rents and late fees from tenants, and our ability to evict tenants, in addition to having other negative effects on our business, which in turn could adversely affect our financial condition and results of operations, and could also adversely affect the Plan of Sale and Liquidation.

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
•
interruptions in real estate development activities due to supply chain disruptions;
•
our ability to dispose of communities at all or on terms favorable to us; and
•
our ability to complete developments and other construction projects as planned.

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

Development and construction risks could affect our profitability, which could also adversely affect the Plan of Sale and Liquidation.

Development is subject to numerous risks, including the following:

•
we may be unable to obtain, or experience delays in obtaining, necessary occupancy, or other required governmental or third-party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;
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
•
we may incur liabilities to third parties during the development process and we may be faced with claims for construction defects after a property has been developed;
•
we may face opposition from local community or political groups with respect to the development, construction, or operations at a particular site;
•
health and safety incidents or other accidents on site may occur during development;

•
unexpected events or circumstances may arise during the development process that affect the timing of completion and the cost and profitability of the development;
•
loss of a key member of a development team could adversely affect our ability to deliver developments on time and within our budget;
•
government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts may increase in the future in the form of restrictions or additional requirements on development in certain areas; and
•
environmental, social, governance and other sustainability matters and our responses to these matters could impact development.

Some of these development risks may be heightened given current uncertain and potentially volatile market conditions. If market volatility causes economic conditions to remain unpredictable or to trend downwards, we may not achieve our expected returns on properties under development and we could lose some or all of our investments in those properties. In addition, the lead time required to develop, construct, and lease-up a development property may increase.

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

The risks described above could adversely affect the Plan of Sale and Liquidation, including by causing the aggregate amount of liquidating distributions to be less than our estimate.

Failure to generate sufficient net operating income may adversely affect our liquidity, limit our ability to fund necessary capital expenditures, or adversely affect our ability to pay liquidating distributions in the Plan of Sale and Liquidation.

Our ability to fund necessary capital expenditures on our communities and make payments to our investors depends on, among other things, our ability to generate net operating income in excess of required debt payments and our ability to collect on interest and principal payments due to us. If we are unable to fund capital expenditures on our communities, we may not be able to preserve the competitiveness of our communities, which could adversely affect their net operating income and value.

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

Our business and financial results could be adversely affected by significant inflation, higher interest rates or deflation, which could also adversely affect the Plan of Sale and Liquidation.

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

Alternatively, a significant period of deflation could cause a decrease in overall spending and borrowing levels. This could lead to deterioration in economic conditions, including an increase in the rate of unemployment. Deflation could also cause the value of our real estate to decline. These, or other factors related to deflation, could have a negative impact on our business or financial results and on our ability to successfully market and/or sell our remaining assets on the terms and timeline anticipated as part of the Plan of Sale and Liquidation.

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

Our development projects may subject us to certain liabilities, and we are subject to risks associated with developing properties in partnership with others, which could also adversely affect the Plan of Sale and Liquidation.

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

Additionally, we use partnerships and limited liability companies to develop some of our real estate investments. Acting through our wholly-owned subsidiaries, we typically will be the general partner or managing member in these partnerships or limited liability companies. There are, however, instances in which we may not control or even participate in management or day-to-day operations of these properties. The use of partnerships and limited liability companies involves special risks associated with the possibility that:

•
a partner or member may have interests or goals inconsistent with ours;
•
a partner or member may take actions contrary to our instructions, requests, policies, or objectives with respect to our real estate investments;
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

Further, disputes between us and a partner may result in litigation or arbitration that may increase our expenses and prevent our management from focusing their time and attention on our business and on our Plan of Sale and Liquidation. In the event that our limited partner's required return on their preferred investment is not met at the time of sale of our joint venture, we may be required to reimburse the minimum amount due to them upon sale.

To the extent we are a general partner, we may be exposed to unlimited liability, which may exceed our investment or equity in the partnership. If one of our subsidiaries is a general partner of a particular partnership, it may be exposed to the same kind of unlimited liability.

The risks described above could adversely affect the Plan of Sale and Liquidation, including by causing the aggregate amount of liquidating distributions to be less than our estimate.

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

Competition could limit our ability to lease apartment homes, increase or maintain rents, execute our development strategy, or dispose of our assets as part of the Plan of Sale and Liquidation.

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

We also face competition with respect to the disposition of our assets through the Plan of Sale and Liquidation. Our ability to compete with available investment alternatives may be affected by, among other things, national and local economic trends, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends.

Because real estate investments are relatively illiquid, we may not be able to sell apartment communities or other assets when appropriate, including as part of the Plan of Sale and Liquidation.

Real estate investments are relatively illiquid and generally cannot be sold quickly. Thus, we may not be able to sell apartment communities or other assets promptly in response to changes in economic or other market conditions. Our ability to dispose of apartment communities in the future, including dispositions made as part of the Plan of Sale and Liquidation, will depend on prevailing economic and market conditions, including the cost and availability of financing. This could have a material adverse effect on our financial condition or results of operations.

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

Various federal, state, and local laws subject real estate owners or operators to liability for management, and the costs of removal or remediation of certain potentially hazardous materials that may be present in the land or buildings. Potentially hazardous materials may include polychlorinated biphenyls, petroleum-based fuels, lead-based paint, or asbestos, among other materials. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such real estate as well as the ability to sell or finance such real estate. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions, damages to natural resources, and for potential fines or penalties in connection with such damage or with respect to the improper management of hazardous materials. Moreover, private plaintiffs may potentially make claims for investigation and remediation costs they incur, or personal injury, disease, disability, or other infirmities related to the alleged presence of hazardous materials at an apartment community. In addition to potential environmental liabilities or costs associated with our current real estate, we may also be responsible for such liabilities or costs associated with real estate we no longer own or operate.

Rent control laws, if enacted, could limit our ability to increase rental rates may negatively impact our rental income and profitability.

State and local governmental agencies may introduce rent control laws or other regulations that limit our ability to increase rental rates, which may affect our rental income. Especially in times of recession and economic slowdown, rent control initiatives can acquire significant political support. If rent controls unexpectedly became applicable to certain of our properties, our revenue from and the value of such properties could be adversely affected, which could negatively affect our ability to successfully market and/or sell our remaining assets on the terms and timeline anticipated as part of the Plan of Sale and Liquidation.

Laws benefiting disabled persons may result in our incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990 (“ADA”), all places intended to be used by the public are required to meet certain federal requirements related to access and use by disabled persons. The Fair Housing Amendments Act of 1988 (“FHAA”) requires apartment communities first occupied after March 13, 1991, to comply with design and construction requirements for disabled access. For those apartment communities receiving federal funds, the Rehabilitation Act of 1973 also has requirements regarding disabled access. These and federal, state, and local laws may require structural modifications to our apartment communities or changes in policy/practice or affect renovations of the communities. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that our apartment communities are substantially in compliance with present requirements, we may incur unanticipated expenses to comply with the ADA, the FHAA, and the Rehabilitation Act of 1973 in connection with the ongoing operation of our apartment communities.

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

Although we are insured for certain risks, the cost of insurance, increased claims activity, or losses resulting from casualty events may affect our financial condition and results of operations, which could also adversely affect the Plan of Sale and Liquidation.

We are insured for a portion of our real estate assets’ exposure to casualty losses resulting from fire, earthquake, hurricane, tornado, flood, and other perils, which insurance is subject to deductibles and self-insurance retention. We recognize casualty losses or gains based on the net book value of the affected asset and the amount of any related insurance proceeds. In many instances, the actual cost to repair or replace the apartment community may exceed its net book value and any insurance proceeds. We recognize the uninsured portion of losses as casualty losses in the periods in which they are incurred. In addition, we are self-insured for a portion of our exposure to third-party claims related to our workers’ compensation coverage and general liability exposure. With respect to our exposure to claims of third parties, we establish reserves at levels that reflect our known and estimated losses. The ultimate cost of losses and the impact of unforeseen events may vary materially from recorded reserves, and variances may adversely affect our operating results and financial condition. We purchase insurance to reduce our exposure to losses and limit our financial losses on large individual risks. The availability and cost of insurance are determined by market conditions outside our control. No assurance can be made that we will be able to obtain and maintain insurance at the same levels and on the same terms as we do today. If we are not able to obtain or maintain insurance in amounts we consider appropriate for our business, or if the cost of obtaining such insurance increases materially, we may have to retain a larger portion of the potential loss associated with our exposures to risks, which could cause the aggregate amount of liquidating distributions to be less than our estimate.

Natural disasters and severe weather may affect our financial condition and results of operations, which could also adversely affect the Plan of Sale and Liquidation.

Natural disasters such as earthquakes and severe weather such as hurricanes may result in significant damage to our real estate assets and may adversely affect our ability to market and/or sell those assets as part of the Plan of Sale and Liquidation. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather event (such as a hurricane) affecting a region may have a significant adverse effect on our financial condition and results of operations. We cannot accurately predict natural disasters or severe weather, or the number and type of such events that will affect us. As a result, our operating and financial results may vary significantly from one period to the next. Although we anticipate and plan for losses, there can be no assurance that our financial results will not be adversely affected by our exposure to losses arising from natural disasters or severe weather in the future that exceed our previous experience and assumptions.

We depend on our senior management.

Our success depends, in large part, upon the efforts of our senior management team, who have extensive market knowledge and relationships, and exercise substantial influence over our operational, financing, and disposition activity. The loss of services of one or more members of our senior management team during the pendency of the Plan of Sale and Liquidation, or our inability to retain similarly qualified personnel, could adversely affect our business and weaken our relationships with lenders, business partners, existing and prospective tenants, and industry participants, which could adversely affect our financial condition, results of operations, and cash flow.

We rely on our property managers to manage our properties. If our property managers fail to efficiently manage our properties, tenants may not renew their leases, or we may become subject to unforeseen liabilities, which could also adversely affect the Plan of Sale and Liquidation.

Our properties are managed by third parties. We do not supervise our third-party property managers or their employees on a day-to-day basis and we cannot assure you that they will manage such properties in a manner that is consistent with their obligations under our agreements, that they will not be negligent in their performance or engage in any criminal or fraudulent activity, or that they will not otherwise default on their management obligations to us. If any of the foregoing occurs, the relationships with our tenants at such properties could be damaged, which may cause the tenants not to renew their leases, and we could incur liabilities resulting from loss or injury to the properties or to persons at the properties. If we are unable to lease the properties or we become subject to significant liabilities as a result of our third-party property managers’ management performance, our financial condition and results of operations could be substantially harmed, and/or our ability to successfully market and/or sell our remaining assets on the terms and timeline anticipated as part of the Plan of Sale and Liquidation could be negatively affected.

Our business and operations would suffer in the event of significant disruptions or cyberattacks of our information technology systems or our failure to comply with laws, rules and regulations related to privacy and data protection, which could also adversely affect the Plan of Sale and Liquidation.

Information technology, communication networks, and related systems (“IT Systems”), including systems maintained by third-party vendors with which we do business are essential to the operation of our business. We use these systems to manage our vendor relationships, internal communications, accounting and record-keeping systems, and many other key aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential, personal and other information (“Confidential Information”) in our computer systems and networks, which also depend on the strength of our procedures and the effectiveness of our internal controls. We own and manage some of these IT Systems, but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks.

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

The risks described above could adversely affect the Plan of Sale and Liquidation, including by causing the aggregate amount of liquidating distributions to be less than our estimate.

Compliance with ever evolving federal and state laws relating to the handling of information about individuals involves significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition, as well as the Plan of Sale and Liquidation.

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

The risks described above could adversely affect the Plan of Sale and Liquidation, including by causing the aggregate amount of liquidating distributions to be less than our estimate.

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

In 2023, we recognized non-cash impairment charges on our Mezzanine Investment of $158.0 million. The carrying value of the Mezzanine Investment was zero as of December 31, 2025 and 2024. While we have impaired and written down the carrying value of the Mezzanine Investment to zero and the mezzanine loan is in maturity default, the risk remains that all or a portion of the loan will not be repaid.

In 2025 and 2024, we recognized non-cash impairment charges of $6.6 million and $48.6 million, respectively on our passive equity investment in IQHQ reducing the carrying value to $4.5 million and $11.1 million as of December 31, 2025 and 2024, respectively.

There can be no assurances that we will not take additional charges in the future related to the impairment of our alternative and equity method investments. Any future impairment could have a material adverse effect on our financial condition and results of operations, and/or could cause the aggregate amount of liquidating distributions to be less than our estimate.

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

Publicly traded companies have increasingly become subject to campaigns by investors advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases, or sales of assets or the entire company. We have been subject to stockholder activism in the past and given our stockholder composition, the Plan of Sale and Liquidation, and other factors, it is possible our stockholders or future activist stockholders may attempt to effect such changes in the future. Responding to proxy contests and other actions by such activist stockholders or others would be costly and time-consuming, disrupt our operations and divert the attention of our Board and senior management team from the pursuit of business strategies, which could adversely affect our results of operations and financial condition. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of our Board may lead to the perception of a change in the direction of the business, instability, or lack of continuity, which may be exploited by our competitors, cause concern to our current or potential lenders, partners, or others with whom we do business, and make it more difficult to attract and retain qualified personnel.

RISKS RELATED TO THE PLAN OF SALE AND LIQUIDATION

The announcement and pendency of the proposed Plan of Sale and Liquidation present certain risks to our ongoing business and operations.

The Company is aiming to complete the sales of the remaining assets of the Company and its subsidiaries, (“Remaining Company Assets”) within 24 months after stockholder adoption of the Plan of Sale and Liquidation. Because the sales of the Remaining Company Assets are subject to, among other things, completion of the marketing and sale process, negotiation of sale terms and completion of the sales, the exact timing of completing the Plan of Sale and Liquidation cannot be determined at this time.

Prior to the completion of the sales of all the Remaining Company Assets, as well as the wind-down of the Company’s business and affairs, and termination of the Company’s existence in accordance with the Plan of Sale and Liquidation, the Plan of Sale and Liquidation presents certain risks to our business and operations, which could materially and adversely affect our business, financial results and share price, including, among other things, that:

•
we may have difficulty completing, or fail to complete, the Remaining Company Asset sales;
•
we expect to incur substantial expenses related to the Plan of Sale and Liquidation; and

•
our business and operations could be adversely affected, including by diverting significant focus of management, employees and other resources by impacting our ability to retain our employees and our relationships with residents, tenants, vendors and other third parties, and as a result of limitations on our conduct under purchase agreements during the pendency of sales under such agreements.

Additionally, prior to completing the sales of all of the Remaining Company Assets, we will remain subject to all of the risks of operating our properties, including those described elsewhere in this section, the risk that the cash flow and net working capital generated from the Company’s operations prior to completing the wind-down of the Company’s business and affairs and termination of the Company’s existence may be lower than we anticipate, and the risks and the costs associated with remaining a public company. In addition, such risks may result in our incurring additional obligations and liabilities which may be retained by us following the sales of the Remaining Company Assets and, in such event, could reduce the amounts ultimately available for distribution to our stockholders.

We cannot determine at this time the specific amount or exact timing of distributions to our stockholders in connection with the Plan of Sale and Liquidation, other than those previously declared, because there are many factors, some of which are not within our control, that could affect the amount or timing of any such distributions.

Although we have previously disclosed an estimated range for the total amount of stockholder distributions that we may make in connection with the Plan of Sale and Liquidation (the “Total Estimated Liquidating Distributions”) of between $5.75 and $7.10 per share, and although we intend to make distributions during the liquidation process, including the liquidating distribution of $1.45 per share declared on February 9, 2026, the timing and amount of those distributions may vary based on a number of factors and there can be no assurances regarding the amounts of any stockholder distributions or the timing thereof. We may not be able to make any distributions, even if we sell all the Remaining Company Assets. As further described in our definitive proxy statement, filed with the SEC on January 2, 2026, our estimated range of Total Estimated Liquidating Distributions was estimated as of October 29, 2025, and does not take into account changes in economic conditions that have occurred since that time or may occur in the future and was derived, in part, from the estimated range of gross asset sales for the properties, less estimates for transaction costs, service costs and debt repayment amounts, general and administrative costs, including employee retention costs, capital expenditure requirements and REIT compliance costs, adjusted for the impact of estimated cash flow/net working capital resulting from the Company’s operations prior to completing the sale of all of our properties. These estimates may overstate the proceeds from asset sales or understate the actual expenses, which means actual distributions may be less than the estimated range. Other uncertainties that could cause the aggregate amount of liquidating distributions to be less than our estimate, or the timing of distributions to be delayed, in addition to other risks described elsewhere in this section, include the following:

•
the costs and expenses of the Plan of Sale and Liquidation may be higher than our estimates;
•
the amount of cash flow/net working capital resulting from the Company’s operations prior to completing the wind-down of the Company’s business and affairs and termination of the Company’s existence pursuant to the Plan of Sale and Liquidation may be lower than we anticipate;
•
costs and expenses of continuing to operate the Company (including as a public company), such as the need for additional retention costs, particularly if the liquidation takes longer than expected, may be higher than estimated;
•
unanticipated or emergency capital expenditures may result in the need to incur additional debt financing or other costs and expenses that are not included in our estimates and which we cannot reasonably estimate at this time;
•
unknown or additional costs or liabilities that arise in the future, including future litigation, which we cannot reasonably estimate at this time, could delay completion of our liquidation and cause us to incur additional costs and expenses;
•
costs incurred to maintain our REIT status may be higher than estimated;
•
the number of issued and outstanding shares could change from the estimated number we used to calculate the estimated range of Total Estimated Liquidating Distributions; and
•
the reserve amounts we may establish to satisfy known liabilities and liquidating expenses and estimated, unascertained or contingent liabilities and expenses may be higher than estimated.

In addition, the holders of the OP Units have the right, subject to the terms of Aimco Operating Partnership’s agreement, to require Aimco Operating Partnership to redeem all or a portion of such holder’s OP Units, as described further in the section titled “Risks Related to Aimco Operating Partnership Units,” which may result in such holders obtaining liquidity before holders of Common Stock and reduce the amount of cash available to make liquidating distributions to holders of Common Stock.

Any of these uncertainties could impact the amount and timing of the Total Estimated Liquidating Distributions.

Additionally, there can be no assurances regarding the amounts of our stockholders’ potential total return from receiving such distributions. A stockholder’s total return will depend on the amount paid for such stockholder’s Common Stock and the date on which such Common Stock was purchased. Stockholders should consult with a financial advisor for more information about their potential total return.

There can be no assurance that the sale of all of our assets as contemplated in the Plan of Sale and Liquidation will result in greater returns to you on your investment, within a reasonable period of time, than you would receive through other alternatives reasonably available to us.

If our stockholders approve the Plan of Sale and Liquidation, we will generally be focused on winding-down our operations, subject to the Board’s determination to amend or terminate the Plan of Sale and Liquidation if it determines that doing so is in the best interest of stockholders. This, among other factors, may adversely affect the value that a potential acquirer might place on the Company as a whole, or on any remaining assets of the Company. Once our assets are sold, you will no longer participate in any future earnings or growth of such assets or benefit from any increases in the value of such assets. It is possible that continuing with the status quo or pursuing one or more other strategic alternatives could result in greater returns on your investment over time. If the Plan of Sale and Liquidation becomes effective, we will be foregoing those alternative opportunities.

Our directors and executive officers may have interests in the Plan of Sale and Liquidation that are different from, or in addition to, the interests of our stockholders generally.

In considering the Board’s recommendations that you vote in favor of the three proposals to be voted on at the Special Meeting, you should be aware that our directors and executive officers have interests in the Plan of Sale and Liquidation that may be different from, or in addition to, the interests of our stockholders generally, including, among other interests, certain payments and benefits pursuant to the executive officer’s employment agreement or Aimco’s executive severance policy, as applicable, and potential accelerated vesting of the equity compensation awards our executive officers have received. The Board was aware of these interests and considered them in making its recommendations. The impact of the Plan of Sale and Liquidation on our directors and executive officers is described more fully below in “The Plan of Sale and Liquidation — Interests of Our Directors and Executive Officers”.

The Plan of Sale and Liquidation, and the actions and transactions effected pursuant thereto, may lead to stockholder litigation which could result in substantial costs and distract management.

Historically, extraordinary corporate actions such as the Plan of Sale and Liquidation, and the actions and transactions effected pursuant thereto, sometimes lead to securities and other class action lawsuits being filed against the company taking such actions, which can delay or prevent altogether the completion of such actions. We may become involved in this type of litigation as a result of the Plan of Sale and Liquidation. If such a lawsuit is filed against us, the litigation costs may be expensive, and, even if we ultimately prevail, the process will divert our attention from implementing the wind-down of the Company’s business and affairs and termination of the Company’s existence. If we were not to prevail in such a lawsuit, we cannot predict the amount of any damages for which we may be obligated and if any plaintiffs are successful in obtaining an injunction, it may prohibit us from conducting the wind-down and termination of the Company’s existence under the Plan of Sale and Liquidation. If applicable, any such damages may be significant, may have a material adverse effect on our financial condition and may reduce, eliminate or delay the amounts available for distribution to our stockholders.

The sales of our assets pursuant to the Plan of Sale and Liquidation will not be subject to further stockholder approval.

The Plan of Sale and Liquidation adopted by the Company’s stockholders gives the Board the authority to cause us to sell any and all of the Company’s assets on such terms and to such parties as the Board determines appropriate and in the best interest of our stockholders, even if such terms are less favorable than those assumed for the purpose of calculating the Total Estimated Liquidating Distributions. Notably, unless a stockholder vote is otherwise required under Maryland law, our stockholders will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales.

The Plan of Sale and Liquidation may not be completed.

The Plan of Sale and Liquidation authorizes us to engage in the wind-down of our business and affairs, discharging, paying or setting aside reserves for our liabilities, including contingent liabilities, disposing of our assets and distributing our remaining assets available for distribution to our stockholders (as determined by the Board in its discretion), establishing one or more reserve funds to satisfy known liabilities and liquidating expenses and estimated, unascertained or contingent liabilities and expenses. We have commenced marketing and sale activities with respect to many of the Remaining Company Assets with a view toward completing these sales within 24 months after stockholder adoption of the Plan of Sale and Liquidation. While the Plan of Sale and Liquidation authorizes the sale of the Remaining Company Assets, we cannot predict whether we will be able to do so by such date, or at all, or at prices or on terms and conditions consistent with our assumptions used in calculating the Total Estimated Liquidating Distributions or otherwise acceptable to us.

In addition, notwithstanding approval of the Plan of Sale and Liquidation by our stockholders, the Board may amend or terminate the Plan of Sale and Liquidation without stockholder approval at the Board’s discretion, at any time prior to the filing of Articles of Dissolution with the Maryland State Department of Assessments and Taxation, if it determines that doing so is in the best interest of the Company and our stockholders. Thus, the Board could decide to conduct our liquidation and termination of the Company’s existence differently than as currently planned, or not at all. If the Board amends, modifies or terminates the Plan of Sale and Liquidation, it may impact the timing and amount of the Total Estimated Liquidating Distributions, our share price, our results of operations and our on-going business.

Defaults under future sale agreements may delay or reduce liquidating distributions.

The closing of the transactions contemplated by the Plan of Sale and Liquidation will be subject to our entering into and consummating future sale agreements. If any of the transactions contemplated by these future sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, we may not be able to enter into a new agreement on a timely basis or on terms that are as favorable as the original sale agreement. Any delay in the completion of asset sales could delay our payment of liquidating distributions to our stockholders. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for the asset. These additional costs are not included in our range of Total Estimated Liquidating Distributions. Such defaults and the resulting additional costs may reduce the Total Estimated Liquidating Distributions to our stockholders.

Additional liabilities and obligations could arise during the liquidation process.

Following the sales of the Remaining Company Assets, we will retain liabilities that must be satisfied prior to any final distribution to our stockholders, and some of those liabilities are uncertain or unknown at this time. Significant time could be required to resolve some of these liabilities, including as a result of factors beyond our control, which could impact both the timing and the amount of any final distribution to our stockholders. Also, some liabilities may involve third-party disputes. If we have underestimated our existing obligations and liabilities, such as future litigation, or if unanticipated or contingent liabilities arise, the amount of distributions to our stockholders could be less than the amounts we have estimated or the timing could be delayed. For the foregoing reasons, among others, there can be no assurance as to the timing and amount of any final distributions to our stockholders.

If we are unable to find buyers for the assets of the Company and its subsidiaries on a timely basis or at our expected sales prices, our liquidating distributions may be delayed or reduced.

As of the date of this Annual Report, only the following of our Remaining Company Assets are subject to a binding sale agreement providing for their sale: Aimco’s portfolio of seven apartment properties located in the Chicago market; Plantation Gardens in Plantation, FL; Hillmeade in Nashville, TN; 118-122 West 23rd Street and 237-239 Ninth Avenue located in New York City; The Benson Hotel and Faculty Club located in Aurora, CO; and 1045 on the Park Apartment Homes located in Atlanta, Georgia. In estimating the range of Total Estimated Liquidating Distributions, we assumed that we will be able to find buyers for all of our assets at amounts based on our estimated range of gross real estate sales prices. However, we may have overestimated the sales prices that we will ultimately be able to obtain for these assets. For example, we may decide to sell groups of properties together, at a price that could be lower than the aggregate price we could get over a longer period of time if we sold each asset separately, in order to complete sales more quickly and reduce the risk of a lengthy liquidation process, or we could be required to lower our asking prices below the low end of our current estimate of one or more assets’ market value in order to find buyers in a timely manner. Additionally, the publicly disclosed plan to liquidate the Company, as well as our joint venture agreements and other contractual terms, may adversely affect the terms and conditions upon which we are able to sell the Remaining Company Assets.

Furthermore, investments in real properties are relatively illiquid and real estate sales prices are regularly changing and fluctuate with changes in general economic or local conditions, changes in interest rates or availability of mortgage funds that may render the sale of a property difficult or unattractive, supply and demand dynamics for similar or competing properties in an area, changes in tax, real estate, environmental and zoning laws and regulations, occupancy percentages, lease rates, competition, the availability of suitable buyers, operating performance and the perceived quality and dependability of income flows from tenancies, potential major repairs or other contingent liabilities associated with the assets and a number of other factors, both local and national. If we are not able to find buyers for these assets in a timely manner, or at all, or incur expenses for a longer period than anticipated, or if we have overestimated the sales prices we will receive, our liquidating distributions to our stockholders could be delayed or reduced accordingly and liquidating distributions may ultimately be lower than the prevailing market or trading price of our Common Stock prior to the sales of the Remaining Company Assets pursuant to the Plan of Sale and Liquidation.

Our ability to implement the Plan of Sale and Liquidation depends upon the participation of key personnel and there is no assurance such key personnel will remain in place.

Our ability to implement the Plan of Sale and Liquidation depends to a significant degree upon the contributions of key personnel to continue to maintain corporate operations while we complete the sales of the Remaining Company Assets and wind-down of our business and affairs, including the management of asset sales, maintaining financing arrangements and accounting services, preparing and filing all reports required to be filed by it with the SEC, the Internal Revenue Service (“IRS”) and other regulatory agencies, maintaining our REIT status (to the extent applicable) and maintaining our compliance with the Sarbanes-Oxley Act. The Company expects to continue, as appropriate, downsizing with a focus on retaining an appropriate level of personnel with the necessary skill set commensurate with the reduced size of the Company, including those executive officers and other key personnel necessary for the continued operation of the Remaining Company Assets and completion of the wind-down activities, which downsizing is expected to affect both officers and other employees. There can be no assurance that we will be able to retain or replace key personnel needed to successfully maintain operations while we implement the Plan of Sale and Liquidation. The loss of, or inability to retain or replace, key personnel could adversely impact our business and our ability to successfully implement the Plan of Sale and Liquidation and could result in delays.

We do not intend to declare or pay future regularly quarterly distributions.

We do not expect to pay regular quarterly distributions and, instead, only make liquidating distributions in the future, if available, and in the discretion of the Board.

We may require additional capital or financing to complete the wind-down of the Company’s business and affairs, dissolution and termination of the Company’s existence under the Plan of Sale and Liquidation, which may reduce the amount available for distribution to stockholders.

There is no assurance that the funds from operations of the Remaining Company Assets, until they are sold, will be sufficient for all required purposes. If such funds are insufficient, we may require additional capital to fund our other capital needs, including funds that will be needed to implement the Plan of Sale and Liquidation effectively. For example, we may be required to invest capital to correct defects or to make improvements before a property can be sold. There is no assurance that we will have funds available to correct these defects or to make these improvements or be able to raise such additional capital, if needed. In addition, the ability to make liquidating distributions will be subject to ongoing compliance with the covenants and other terms of our outstanding indebtedness which could impact our ability to make, or the timing of, distributions. Reductions in the amounts that we receive when we sell our assets, or our failure to comply with the covenants in our outstanding indebtedness documentation, our failure to meet our capital needs with our currently available indebtedness sources, or other financing that is on favorable terms, could reduce, eliminate or delay the liquidating distributions we make to our stockholders, or otherwise adversely affect our financial condition.

Stockholders may be liable to our creditors, up to the amounts received from us pursuant to the Plan of Sale and Liquidation, if our reserve fund or the assets transferred to a liquidating trust are inadequate.

We intend to dispose of our assets, discharge, pay or set aside reserves for our liabilities, including contingent liabilities, and distribute to our stockholders any remaining assets pursuant to the Plan of Sale and Liquidation as soon as practicable. In the event that it should not be feasible, in the opinion of the Board, for the Company to pay, or adequately provide for, all of our debts and liabilities, or if the Board shall determine it is advisable, the Board may establish a liquidating trust to which the Company could distribute in kind its unsold assets.

Any reserve fund or assets transferred to a liquidating trust established by us may not be adequate to cover any contingent expenses and liabilities. Under Maryland law, if we make distributions and fail to maintain an adequate reserve fund or fail to transfer adequate assets in a liquidating trust for payment of our contingent expenses and liabilities, each stockholder could be held liable for payment to our creditors of such amounts owed to creditors which we fail to pay. The liability of any stockholder would be limited to the amount of such liquidating distributions previously received by such stockholder from us or the liquidating trust. Accordingly, in such event, a stockholder could be required to return part or all such distributions received from the Company or the liquidating trust. If a stockholder has paid taxes on liquidating distributions previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. If we decide to establish a reserve fund or transfer assets to a liquidating trust to provide for any unknown or outstanding liabilities and expenses, it may delay distributions our stockholders would otherwise receive.

During the course of the liquidation process, we will change our basis of accounting, which could require us to write down our assets.

For as long as appropriate, we intend to continue to use the going-concern basis of accounting. Under the going-concern basis, assets and liabilities are expected to be realized in the normal course of business. However, long-lived assets that are classified as held for sale should be reported at the lower of carrying amount or estimated fair value less cost to sell. For long-lived assets to be held and used, when a change in circumstances occurs, our management must assess whether we can recover the carrying amounts of our long-lived assets. If our management determines that, based on all available information, we cannot recover those carrying amounts, an impairment loss will be recognized to the extent the carrying amounts exceed their estimated fair values.

During the course of the liquidation process, we will eventually change our basis of accounting from the going-concern basis to the liquidation basis of accounting beginning with the period the Company's stockholders approved the Plan of Sale and Liquidation. In order for our financial statements to be in accordance with GAAP under the liquidation basis of accounting, generally all of our assets must be measured at the estimated amount of consideration we expect to collect and all of our liabilities must be measured at the contractual amounts due or the estimated amounts at which the liabilities are expected to be settled. Recorded liabilities will include the estimated costs associated with carrying out the Plan of Sale and Liquidation. There is a risk that the liquidation basis of accounting may result in write-downs of certain of our assets to values substantially less than their carrying amounts and may require that certain of our liabilities be increased or recorded to reflect the anticipated effects of the liquidation.

The Company will likely continue to incur the expenses of complying with public company reporting requirements during the wind-down process until such requirements no longer apply as part of a future delisting and deregistration.

Through our wind-down and liquidation, if any, we intend to, and may be required to, continue to comply with the applicable reporting requirements of the Exchange Act, even if compliance with these reporting requirements is economically burdensome. To the extent such compliance is required, in order to curtail expenses, we may seek relief from the SEC from certain of the reporting requirements under the Exchange Act. We anticipate that, if such relief is granted, we would continue to file annual reports on Form 10-K and current reports on Form 8-K to disclose material events relating to our liquidation, along with any other reports that might be required by the SEC. Although the financial statements contained in such reports will be prepared in accordance with GAAP and will be reviewed by our independent registered public accounting firm, it is not contemplated that the financial statements will be audited by independent registered public accountants.

We anticipate that our Common Stock will be delisted from the NYSE at a future date to be determined by the Board.

In connection with the Plan of Sale and Liquidation, at a future date as the Board determines, we anticipate that we will voluntarily delist our Common Stock from the NYSE, subject to the rules of the NYSE and our Governing Documents, to reduce our operating expenses and maximize our liquidating distributions. In addition, the NYSE may commence delisting proceedings against us if (i) the average closing price of our Common Stock over a 30-day consecutive trading period falls below $1.00 per share, (ii) our average market capitalization over a 30-day consecutive trading period falls below $15 million or (iii) we lose our REIT qualification. If our Common Stock is delisted, our stockholders may have difficulty trading their Common Stock on the secondary market. In addition, if the Board determines, in its sole discretion, to transfer our remaining assets and liabilities to a liquidating trust, our liquidating trust will likely provide for a prohibition on the transfer of trust interests, subject to certain limited exceptions.

RISKS RELATED TO OUR INDEBTEDNESS AND FINANCING

Our debt financing could result in foreclosure of our apartment communities, prevent us from making distributions on our equity, or otherwise adversely affect our liquidity.

A significant number of our assets, including apartment communities, land, and construction projects serve as collateral for our property debt and construction loans. Certain of our subsidiaries have existing secured property-level debt equal to approximately $341.8 million and construction loans of approximately $404.8 million as of December 31, 2025. Over time, we may become party to additional financing arrangements, which may include credit facilities or other bank debt, bonds, and mortgage financing. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our communities.

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

Our ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets. During periods of economic uncertainty, the United States credit markets may experience significant liquidity disruptions, which may cause the spreads on debt financings to widen considerably and make obtaining financing, including, but not limited to non-recourse property debt secured by stabilized properties, construction loans, and corporate borrowings such as credit facilities, more difficult. In particular, apartment borrowers have benefited from the historic willingness of the Federal National Mortgage Association (“Fannie Mae”), and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), to make substantial amounts of loans secured by multifamily properties, even in times of economic distress. These two lenders are federally chartered and subject to federal regulation, which is subject to change, making uncertain their prospects and ability to provide liquidity in a future downturn.

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

We have certain non-recourse property debt and construction loans that are based on variable interest rate indexes. An increase or decrease in these variable interest rate indexes would likely increase or decrease our interest expense. An increase in interest expense may affect our profitability.

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

We may decide to increase our leverage to execute our development plan and Plan of Sale and Liquidation. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. Our governing documents do not limit the amount of debt we may incur, and we may change our target debt levels at any time without the approval of our stockholders. In addition, we may incur additional indebtedness from time to time in the future to finance working capital, capital expenditures, or for other purposes. If we increase leverage, the risk related to our indebtedness could also increase.

RISKS RELATED TO TAX LAWS AND REGULATIONS

Aimco may fail to qualify as a REIT, which would reduce the amount of any potential distributions.

To qualify as a REIT, Aimco must satisfy various ongoing requirements relating to the nature of our gross assets and income, the timing and amount of distributions and the composition of our stockholders. Aimco may encounter difficulties satisfying these requirements as part of the liquidation process. If Aimco loses its REIT status and certain relief provisions do not apply, Aimco will not be allowed a deduction for dividends paid to our stockholders in computing its taxable income and will be subject to United States federal income tax on our taxable income at regular corporate rates, including with respect to our income from operations and from liquidating sales of our assets for the taxable year in which our qualification as a REIT terminates and in any subsequent years. Distributions to our stockholders would not be deductible by us nor would they be required to be made, and we would be subject to increased state and local taxes. As a result of these consequences, our failure to qualify as a REIT could substantially reduce the funds available for distribution to our stockholders. Unless entitled to relief under certain provisions of the Code, Aimco also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT. In addition, Aimco's failure to qualify as a REIT may place us in default under our credit facilities.

We believe Aimco operates, and has since its taxable year ended December 31, 1994, operated, in a manner that enables it to meet the requirements for qualification and taxation as a REIT. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Moreover, even a technical or inadvertent mistake could jeopardize Aimco's REIT status. Aimco's ability to satisfy the asset tests depends upon the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Aimco's compliance with the REIT annual income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for United States federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the IRS will not contend that Aimco's interests in subsidiaries or other issuers constitute a violation of the REIT requirements. Moreover, future economic, market, legal, tax, or other considerations may cause Aimco to fail to qualify as a REIT, or the Board may determine to revoke its REIT status. While the Board does not presently intend to terminate our REIT status prior to the final liquidating distribution of our assets and our termination by voluntary dissolution, pursuant to the Plan of Sale and Liquidation, the Board may take actions that would result in such a loss of REIT status, and there can be no assurance that we will be able to maintain our REIT qualification until our final liquidating distribution.

REIT distribution requirements limit our available cash.

As a REIT, Aimco is subject to annual distribution requirements. Aimco has paid distributions, including taxable stock dividends, intended to enable it to satisfy its distribution requirements. This limits the amount of cash available for other business purposes. Aimco generally must distribute annually at least 90% of its “real estate investment trust taxable income,” which is generally equivalent to net taxable ordinary income, determined without regard to the dividends paid deduction and excluding any net capital gain, in order to qualify as a REIT. To the extent that Aimco does not distribute all of its net capital gain, or distributes at least 90% but less than 100%, of its "real estate investment trust taxable income," it will be required to pay United States federal corporate income tax on the undistributed amount. We intend to make distributions, including liquidating distributions, to Aimco's stockholders to comply with the requirements applicable to REITs under the Code (which may be all cash, a combination of cash and stock satisfying the requirements of applicable law or interests in a liquidating trust or other liquidating entity). However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code.

Aimco may be subject to federal, state, and local income taxes in certain circumstances.

Even as a REIT, Aimco may be subject to United States federal income and excise taxes in various situations, such as on its undistributed income, as described above. Aimco could also be required to pay a 100% tax on any net income on non-arm’s-length transactions between us and a TRS and on any net income from sales of apartment communities or other property treated as held primarily for sale to customers in the ordinary course of its business. State and local tax laws may not conform to the United States federal income tax treatment, and Aimco may be subject to state or local taxation in various state or local jurisdictions in which Aimco transacts business. Any taxes imposed on Aimco would reduce our operating cash flow and net income and could negatively impact our ability to pay dividends and distributions.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

REITs are entitled to a United States federal income tax deduction for dividends paid to their stockholders, including distributions pursuant to a plan of liquidation (including distributions or deemed distributions to stockholders of interests in a liquidating trust or other liquidating entity), provided that the plan of liquidation is completed within 24 months of its adoption. Through this dividends paid deduction, a REIT may reduce or eliminate its entity-level United States federal income tax liability, which generally results in a lower combined tax liability of the REIT and its stockholders as compared to that of the combined tax liability of other taxable C-corporations and their stockholders. Notwithstanding this combined benefit, as discussed below, dividends payable by REITs may result in marginally higher taxes to the stockholder.

C-corporations are generally required to pay a corporate-level United States federal income tax on their income, which will reduce the amount available for distribution to stockholders. Dividends paid by a C-corporation may constitute “qualified dividends.” The maximum United States federal tax rate applicable to income from “qualified dividends” payable to United States stockholders that are individuals, trusts, and estates is currently 20%, plus the 3.8% investment tax surcharge. While dividends payable by REITs are generally not eligible for the qualified dividend reduced rates, stockholders that are individuals, trusts, or estates, and meet certain requirements, may generally deduct 20% of the aggregate amount of ordinary dividends from REITs. This deduction is available for taxable years beginning after December 31, 2017, and will generally cause the maximum tax rate for ordinary dividends from REITs to be 29.6%, plus the 3.8% investment tax surcharge. The more favorable tax rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts, and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including Common Stock. In connection with the Plan of Sale and Liquidation, United States stockholders may receive one or more liquidating distributions that in general are not taxable as ordinary dividends as further described in our definitive proxy statement, filed with the SEC on January 2, 2026.

Changes to United States federal income tax laws could materially and adversely affect Aimco and Aimco’s stockholders.

The present United States federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the United States federal income tax treatment of an investment in Common Stock. The United States federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the IRS, and the United States Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. We cannot predict how changes in the tax laws might affect Aimco or its stockholders. Revisions in federal tax laws and interpretations thereof could significantly and negatively affect our ability to qualify as a REIT and the tax considerations relevant to an investment in Common Stock or could cause us to change our investments and commitments.

If the Aimco Operating Partnership were to fail to qualify as a partnership for federal income tax purposes, Aimco would fail to qualify as a REIT and suffer other adverse consequences.

We believe that the Aimco Operating Partnership has been organized and operated in a manner that will allow it to be treated as a partnership, and not an association or publicly traded partnership taxable as a corporation, for federal income tax purposes. As a partnership, the Aimco Operating Partnership is not subject to federal income tax on its income. Instead, each of its partners, including Aimco, is allocated, and may be required to pay tax with respect to, that partner’s share of the Aimco Operating Partnership’s income. No assurance can be provided, however, that the IRS will not challenge the Aimco Operating Partnership’s status as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating the Aimco Operating Partnership as an association or publicly traded partnership taxable as a corporation for federal income tax purposes, Aimco would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Such REIT qualification failure could materially adversely affect the value of Aimco’s stock and the Aimco Operating Partnership’s units. Also, the failure of the Aimco Operating Partnership to qualify as a partnership would cause it to become subject to federal corporate income tax, which could reduce significantly the amount of its cash available for debt service and for distribution to its partners, including Aimco.

The sale of properties may cause us to incur excise or income taxes or fail to maintain our REIT status, each of which would significantly reduce the amount available for distribution to our stockholders.

The sale of one or more of our properties may be considered a prohibited transaction under the Code. Net income derived by a REIT from a prohibited transaction is subject to a 100% excise tax. The term “prohibited transaction” generally includes a sale or other disposition of property (other than foreclosure property) that is held as inventory or primarily for sale to customers in the ordinary course of a trade or business. Whether property is held as inventory or “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances, and no assurance can be given that no property sold by us will be treated as inventory or as property held for sale to customers. Further, the sale of our properties in anticipation of or in connection with the Plan of Sale and Liquidation may not satisfy certain prohibited transaction safe-harbor provisions of the Code, depending on the circumstances in which such sales are completed. Accordingly, no assurance can be given that we can prevent the imposition of the 100% excise tax. The 100% tax does not apply to gains from the sale of property that is held through a TRS entity or other taxable corporation, although such income will be subject to tax in the hands of the TRS or other taxable corporation at regular corporate income tax rates.

If, as anticipated, we sell a significant portion of our assets prior to our final liquidating distribution (including the distribution of interests in a liquidating trust or our conversion into a liquidating entity), the composition of our portfolio will change, which could have a material impact on our ability to satisfy the various income, asset, distribution, and other requirements for qualification as a REIT.

As a result of any of the foregoing circumstances, the amount available for distribution to our stockholders could be significantly reduced.

Distributing interests in a liquidating trust (or other liquidating entity) may cause our stockholders to recognize gain prior to the receipt of cash.

To qualify as a REIT, we are required to distribute dividends, other than capital gain dividends, to our stockholders in an amount at least equal to (i) the sum of (a) 90% of our REIT taxable income, computed without regard to the deduction for dividends paid and net capital gain, and (b) 90% of our net income (after United States federal income tax), if any, from foreclosure property, minus (ii) the sum of specified items of non-cash income. Our liquidating distributions generally will not qualify as deductible dividends for this purpose unless, among other things, we make such distributions within 24 months after the adoption of the Plan of Sale and Liquidation.

Conditions may arise which cause us not to be able to complete our liquidating distributions within such 24-month period or otherwise maintain our REIT status. The Board may at any time transfer our remaining assets and obligations to a liquidating trust or otherwise convert the Company to a liquidating entity if it determines that such a contribution or conversion transaction is advisable. As a result, our stockholders would recognize gain to the extent that their share of the cash and the fair market value of any assets received or initially held by the liquidating trust or other liquidating entity, less any liabilities assumed by the liquidating trust or other liquidating entity, was greater than their adjusted tax basis in their Common Stock, regardless of whether they contemporaneously receive a distribution of cash with which to satisfy any resulting tax liability. In the case of such a transaction, the Company may have withholding tax obligations with respect to foreign stockholders. In addition, it is possible that the fair market value of the assets received or initially held by the liquidating trust or other liquidating entity, as estimated for purposes of determining the extent of a stockholder’s gain at the time at which interests in the liquidating trust or other liquidating entity are distributed to the stockholders, will exceed the cash or fair market value of property received by the liquidating trust or other liquidating entity on a later sale of the assets. In this case, a stockholder could recognize a loss in a taxable year subsequent to the taxable year in which gain was recognized, the deductibility of which may be limited under the Code. The distribution to stockholders of interests in a liquidating trust or the conversion of the Company to a liquidating entity may also cause ongoing adverse tax consequences (particularly to tax-exempt and foreign stockholders, which may be required to file U.S. tax returns with respect to their share of income generated by the liquidating trust or other liquidating entity).

Because liquidating distributions may be made in multiple tax years, if we were to abandon the Plan of Sale and Liquidation in a tax year subsequent to one in which we already made liquidating distributions, the timing and character of a stockholder’s taxation with respect to liquidating distributions made to such stockholder in the prior tax year could change, which may subject such stockholder to tax liability (which tax liability could be at ordinary income rates rather than capital gains rates) in the prior tax year that such stockholder would not otherwise have been subject to and we could lose our REIT status as of the beginning of such prior tax year.

Until we are dissolved, the Board may terminate the Plan of Sale and Liquidation without stockholder approval at the Board’s discretion to the extent permitted under applicable law and authorize us to seek to dispose of all our assets through a merger, business combination or similar transaction. If the Board were to terminate the Plan of Sale and Liquidation, liquidating distributions previously made to our stockholders could be recharacterized as distributions that are subject to tax under the provisions of the Code applicable to the stockholders of a REIT in the same manner as distributions on our Common Stock would be subject to tax absent approval of the Plan of Sale and Liquidation by our stockholders. Such liquidating distributions could also be recharacterized as a payment to our stockholders for the sale or exchange of their shares in partial redemption of them. Further, if such liquidating distributions made prior to the abandonment of the Plan of Sale and Liquidation were treated as distributions rather than a sale or exchange, whether our stockholders are taxed at ordinary rates or capital gains rates may depend on whether we had declared any portion of such distributions as capital gain dividends. Whether distribution or sale treatment would apply to our stockholders depends on each stockholder’s particular circumstances and various other factors, and we cannot predict which would apply; however, regardless of which treatment would apply, each distribution likely would at least be partially taxable to our stockholders, in which case a stockholder may have to file amended returns and pay any additional taxes to the extent any are due.

RISKS RELATED TO AIMCO OPERATING PARTNERSHIP UNITS

There are restrictions on the ability to transfer and redeem Aimco Operating Partnership Units, there is no public market for Aimco Operating Partnership Units and holders of Aimco Operating Partnership Units are subject to dilution.

The Aimco Operating Partnership agreement restricts the transferability of OP Units. Until the expiration of a one-year holding period, subject to certain exceptions, investors may not transfer OP Units without the consent of Aimco Operating Partnership’s general partner. Thereafter, investors may transfer such OP Units subject to the satisfaction of certain conditions, including the general partner’s right of first refusal. In addition, after the expiration of the one-year holding period, investors have the right, subject to the terms of Aimco Operating Partnership’s agreement, to require Aimco Operating Partnership to redeem all or a portion of such investor’s OP Units (in exchange for Common Stock or cash, at the Aimco Operating Partnership’s discretion) once per quarter on an exchange date set by Aimco Operating Partnership, provided such investor provides notice at least 45 days prior to the quarterly exchange date. There is no public market for the OP Units. Aimco Operating Partnership has no plans to list any OP Units on a securities exchange. It is unlikely that any person will make a market in the OP Units, or that an active market for the OP Units will develop. If a market for the OP Units develops and the OP Units are considered “readily tradable” on a “secondary market (or the substantial equivalent thereof),” Aimco Operating Partnership would be classified as a publicly traded partnership for United States federal income tax purposes, which could have a material adverse effect on Aimco Operating Partnership and its unitholders.

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

Aimco Operating Partnership does not intend to make regular distributions to holders of OP Units (other than what is required for Aimco to maintain its REIT status or return capital to stockholders, including as part of the Plan of Sale and Liquidation). There can be no assurance regarding the amounts of available cash that Aimco Operating Partnership will generate or the portion that its general partner will choose to distribute. The actual amounts of available cash will depend upon numerous factors, including profitability of operations, required principal and interest payments on its debt, its issuance of debt and equity securities, fluctuations in working capital, capital expenditures, adjustments in reserves, prevailing economic conditions, and financial, business, and other factors, some of which may be beyond Aimco Operating Partnership’s control. Cash distributions depend primarily on cash flow, including from reserves, and not on profitability, which is affected by non-cash items. Therefore, cash distributions may be made during periods when our operating partnership records losses and may not be made during periods when it records profits. The Aimco Operating Partnership agreement gives the general partner discretion in establishing reserves for the proper conduct of the partnership’s business that will affect the amount of available cash. Aimco Operating Partnership may be required to make reserves for the future payment of principal and interest under its indebtedness. In addition, Aimco Operating Partnership’s credit facilities may limit its ability to distribute cash to holders of OP Units. As a result of these and other factors, there can be no assurance regarding actual levels of cash distributions on OP Units, and Aimco Operating Partnership’s ability to distribute cash may be limited during the existence of any events of default under any of its debt instruments.

Holders of OP Units have limited voting rights.

Aimco Operating Partnership is managed and operated by its general partner, Aimco. Unlike the holders of common stock in a corporation, holders of OP Units have only limited voting rights on matters affecting Aimco Operating Partnership’s business. Such matters relate to certain amendments of the partnership agreement and certain transactions such as the institution of bankruptcy proceedings, an assignment for the benefit of creditors and certain transfers by the general partner of its interest in Aimco Operating Partnership or the admission of a successor general partner. Holders of OP Units have no right to elect the general partner on an annual or other continuing basis, or to remove the general partner, or to vote on or otherwise consent to the liquidation of the Aimco Operating Partnership. As a result, holders of OP Units have limited influence on matters affecting the operation of Aimco Operating Partnership, and third parties may find it difficult to attempt to gain control over, or influence the activities of, Aimco Operating Partnership.

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

Conflicts of interest could arise in the future as a result of the relationships between the general partner of Aimco Operating Partnership and its affiliates (including Aimco), on the one hand, and Aimco Operating Partnership or any partner thereof, on the other, including during the Plan of Sale and Liquidation. The directors and officers of the general partner have fiduciary duties to manage the general partner in a manner beneficial to us, as the sole stockholder of the general partner. At the same time, as the general partner of our operating partnership, we have fiduciary duties to manage Aimco Operating Partnership in a manner beneficial to Aimco Operating Partnership and its limited partners. The duties of the general partner of Aimco Operating Partnership to Aimco Operating Partnership and its partners may therefore come into conflict with the duties of the directors and officers of the general partner to its sole stockholder, Aimco. Such conflicts of interest might arise in the following situations, among others:

•
decisions of the general partner with respect to the amount and timing of cash expenditures, borrowings, issuances of additional interests and reserves in any quarter, as well as any distributions of cash to a limited partner made pursuant to the Aimco Operating Partnership agreement, will affect whether or the extent to which there is available cash to make distributions in a given quarter;
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

Provisions in the Aimco Operating Partnership agreement may limit the ability of a holder of OP Units to challenge actions taken by the general partner, including actions taken pursuant to the Plan of Sale and Liquidation.

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

Provisions in the Aimco Operating Partnership agreement give the general partner discretion over decisions related to liquidation and dissolution of Aimco Operating Partnership.

The Aimco Operating Partnership agreement gives the general partner sole and absolute discretion to elect to liquidate Aimco Operating Partnership. Such liquidation is expected to occur in connection with Aimco’s Plan of Sale and Liquidation, and, once Aimco Operating Partnership enters liquidation, the partners will be restricted from taking actions inconsistent with, or not necessary to or appropriate for, the winding up of Aimco Operating Partnership’s business.

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE

Aimco Operating Partnership and its subsidiaries may be prohibited from making distributions and other payments.

All of Aimco Operating Partnership’s real estate assets are owned by subsidiaries of our operating partnership. As a result, Aimco Operating Partnership depends on distributions and payments from its subsidiaries in order to satisfy our financial obligations and make payments to our equity holders, as applicable. The ability of Aimco Operating Partnership and its subsidiaries to make such distributions and other payments depends on their earnings and cash flows and may be subject to statutory or contractual limitations, including covenants in some of our existing and/or future debt agreements. As an equity investor in our subsidiaries, our right to receive assets upon their liquidation or reorganization, including in connection with the Plan of Sale and Liquidation, are effectively subordinated to the claims of their creditors and any holders of preferred equity senior to our equity investments. To the extent that we are recognized as a creditor of such subsidiaries, our claims may still be subordinate to any security interest in or other lien on their assets and to any of their debt or other obligations that are senior to our claims.

Limits on ownership of shares specified in Aimco’s charter may result in the loss of economic and voting rights by purchasers that violate those limits.

Aimco's charter limits ownership of Common Stock by any single stockholder (applying certain “beneficial ownership” rules under the federal tax and securities laws) to 8.7% (or up to 12.0% upon a waiver from Aimco’s Board) of outstanding Common Stock, or 15% in the case of certain pension trusts, registered investment companies, and certain individuals (or up to 20.0% for such pension trusts or registered investment companies upon a waiver from Aimco’s Board). Aimco's charter also limits ownership of Common Stock and preferred stock by any single stockholder to 8.7% of the value of the outstanding Common Stock and preferred stock, or 15% in the case of certain pension trusts, registered investment companies, and certain individuals. The charter also prohibits anyone from buying shares of Aimco's capital stock if the purchase would result in Aimco losing its REIT status. This could happen if a transaction results in fewer than 100 persons owning all of Aimco's shares of capital stock or results in five or fewer persons (applying certain attribution rules of the Code) owning more than 50% of the value of all of Aimco's shares of capital stock. If anyone acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs:

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

The 8.7% and other ownership limits discussed above may have the effect of delaying or precluding acquisition by a third-party of control of Aimco without the consent of Aimco's Board. Aimco's charter authorizes its Board to issue up to 510,587,500 shares of capital stock, which consists entirely of Common Stock as of December 31, 2025. Under Aimco's charter, Aimco's Board has the authority to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, conversion or other rights, voting power restrictions, limitations as to dividends, qualifications, or terms or conditions of redemptions as the Board may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of Aimco, where there is a difference of opinion between Aimco's Board and others as to what is in Aimco's stockholders’ best interests.

The Maryland General Corporation Law may limit the ability of a third-party to acquire control of Aimco.

As a Maryland corporation, Aimco is subject to various Maryland laws that may have the effect of discouraging offers to acquire us and increasing the difficulty of consummating any such offers, where there is a difference of opinion between our Board and others as to what is in our stockholders’ best interests or where our Board does not approve an offer. The MGCL, specifically the Maryland Business Combination Act, restricts mergers and other business combination transactions between us and any person who acquires, directly or indirectly, beneficial ownership of shares of our stock representing 10% or more of the voting power without our Board's prior approval. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66-2/3% of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price. The MGCL, specifically the Maryland Control Share Acquisition Act, provides generally that a person who acquires shares of our capital stock representing 10% or more of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote. Additionally, the MGCL provides, among other things, that the Board has broad discretion in adopting stockholders’ rights plans and has the sole power to fix the record date, time, and place for special meetings of the stockholders. To date, we have not adopted a stockholders’ rights plan. In addition, the MGCL provides that a corporation that:

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
•
a cybersecurity incident response plan and Security Operations Center (“SOC”) to respond to cybersecurity incidents; and
•
a third-party risk management process for service providers.

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

Our Chief Information Officer (“CIO”) reports to the Chief Administrative Officer & General Counsel and leads the Company’s overall cybersecurity function. The Audit Committee receives regular reports from our CIO on our cybersecurity risks, including briefings on our cyber risk management program and cybersecurity incidents. Audit Committee members also receive periodic presentations on cybersecurity topics from our CIO, supported by our internal security staff, or external experts as part of the Board’s continuing education on topics that impact public companies.

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

ITEM 2. PROPERTIES

We own a geographically diversified portfolio of operating properties that produce stable cash flow and serves to balance the risk and highly variable cash flows associated with our portfolio of development and value-add investments. Our entire portfolio of operating properties includes 19 apartment communities (15 consolidated properties, including two held for sale, and four unconsolidated properties) located in seven major U.S. markets and with average rents in line with local market averages (generally defined as B class). Our current development portfolio consists of 9 properties, including one under construction, two completed and in lease-up, one that has completed lease-up and is stabilizing operations, and five undeveloped land parcels, located primarily in Southeast Florida, the Washington, D.C. Metro Area and Colorado's Front Range.

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

On February 27, 2026, there were 143,870,326 shares of Common Stock outstanding, held by 861 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency but does include each such broker or clearing agency as one record holder.

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

During the year ended December 31, 2025, 2,554,326 shares of Common Stock were issued in exchange for 2,554,326 OP Units on a one-for-one basis. Such shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Repurchases of Equity Securities

On July 28, 2022, Aimco announced that its Board authorized Aimco to repurchase up to 15 million shares of its outstanding Common Stock. On November 6, 2023, Aimco announced that the Board authorized Aimco to repurchase up to an additional 15 million shares of its outstanding Common Stock, for a total of 30 million shares. As of December 31, 2025, Aimco was authorized to repurchase up to 16.2 million shares of its outstanding Common Stock. Subject to certain blackout restrictions, these repurchases may be made from time to time in the open market or in privately negotiated transactions. These share repurchase authorizations have no expiration date. During the year ended December 31, 2025, Aimco repurchased 29,498 shares at an aggregate weighted-average price of $8.66 per share.

Aimco Operating Partnership

There is no public market for OP Units, and Aimco Operating Partnership has no intention of listing OP Units on any securities exchange. In addition, Aimco Operating Partnership’s Partnership agreement restricts the transferability of OP Units.

On February 27, 2026, there were 152,926,160 OP Units and equivalents outstanding (of which 143,870,326 were held by Aimco), that were held by 1,798 unitholders of record.

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP Units during the twelve months ended December 31, 2025.

Repurchases of Equity Securities

Aimco Operating Partnership’s partnership agreement generally provides that after holding OP Units for one-year, limited partners other than Aimco have the right to redeem their OP Units for cash or, at its election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the year ended December 31, 2025, 2,554,326 OP Units were redeemed in exchange for shares of Common Stock on a one-for-one basis and 76,383 OP Units were redeemed in exchange for cash at an aggregate weighted-average price per unit of $8.48.

The following table summarizes repurchases, or redemptions in exchange for cash, of the Aimco Operating Partnership's equity securities for the three months ended December 31, 2025.

Fiscal Period	Total Number of Units Repurchased	Weighted Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under Plans or Programs (1)
October 1 - 31, 2025	—	$—	NA	NA
November 1 - 30, 2025	—	—	NA	NA
December 1 - 31, 2025	12,493	7.43	NA	NA
Total	12,493	$7.43

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

Dividend and Distribution Payments

As a REIT, Aimco is required to distribute annually to holders of its Common Stock at least 90.0% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. Aimco's Board determines and declares Aimco's dividends. In making a dividend determination, Aimco's Board considers a variety of factors, including REIT distribution requirements, current market conditions, liquidity needs, and other uses of cash, such as deleveraging.

In connection with the Plan of Sale and Liquidation, United States stockholders may receive one or more liquidating distributions. The amount of any liquidating distribution will be applied first to reduce a United States stockholder’s adjusted tax basis in its Common Stock, but not below zero. A United States stockholder’s adjusted tax basis in its Common Stock will generally be equal to the stockholder’s cost of its shares, reduced by any prior distributions that were treated as reductions in basis rather than taxable dividends. To the extent that distributions pursuant to the Plan of Sale and Liquidation exceed a United States stockholder’s basis in its Common Stock, the excess will constitute taxable gain and be recognized in the year in which the distribution is received. If the total amount of liquidating distributions received by a United States stockholder is less than the adjusted tax basis of its shares, the United States stockholder will generally recognize a loss in the year in which the final liquidating distribution is received. However, a future abandonment of the Plan of Sale and Liquidation subsequent to the payment of liquidating distributions could complicate the tax consequences to our stockholders, as described in greater detail in our definitive proxy statement, filed with the SEC on January 2, 2026.

The Board of Aimco Operating Partnership’s general partner determines and declares distributions on OP Units. Aimco, through a wholly-owned subsidiary, is the sole general partner of Aimco Operating Partnership. As of December 31, 2025, Aimco owned 94.1% of the legal interest in the OP Units of Aimco Operating Partnership and 96.6% of the economic interest of Aimco Operating Partnership. Aimco Operating Partnership holds all of our assets and manages the daily operations of our business. The distributions paid by Aimco Operating Partnership to Aimco are used to fund the dividends paid to Aimco's stockholders. Accordingly, the per share dividends Aimco pays to its stockholders generally equal the per unit distributions paid by Aimco Operating Partnership to holders of its OP Units.

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

The indices are weighted for all companies that fit the definitional criteria of the particular index and are calculated to exclude companies as they are acquired and to add companies to the index calculation as they become publicly traded companies. All companies that fit the definitional criteria and existed at the point in time presented are included in the index calculations. The graph assumes the investment of $100 in Aimco Common Stock and in each index on December 31, 2020, and that all dividends paid have been reinvested. The historical information set forth on the following page is not necessarily indicative of future performance.

Total Return Performance
Aimco
FTSE NAREIT Equity Apartments Index
Russell 2000
Index Value
200
180
160
140
120
100
80
60
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	For the years ended December 31,
Index	2020	2021	2022	2023	2024	2025
Apartment Investment and Management Company	100.00	146.21	135.13	148.58	172.47	168.63
FTSE Nareit Equity Apartment Index	100.00	163.61	111.34	117.87	142.02	129.86
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40

Source: Zacks Investment Research, Inc.

The Performance Graph will not be deemed to be incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate the same by reference.

Issuances Under Equity Compensation Plans

Our equity compensation plan information required by this item is incorporated by reference to the definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed within 120 days after the end of the year ended December 31, 2025.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations for the year ended December 31, 2025, compared to 2024, should be read in conjunction with the accompanying consolidated financial statements in Part II, Item 8. For discussion of the year ended December 31, 2024, compared to 2023, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025.

Executive Overview

Subsequent to December 31, 2025, on February 6, 2026, Common Stockholders adopted the Plan of Sale and Liquidation. Prior to the adoption of the Plan of Sale and Liquidation, our mission was to make real estate investments, primarily focused on the multifamily sector within targeted U.S. markets, where outcomes were enhanced through our human capital and substantial value was created for investors, teammates, and the communities in which we operated. Subsequent to the Plan of Sale and Liquidation, we plan to sell our assets in an orderly fashion and return net proceeds from asset sales and cash on hand to our stockholders, subject to payment of our liabilities and obligations.

Please refer to “Item 1. Business” for additional discussion of our business organization and strategy and “Item 2. Properties” and “Schedule III – Real Estate and Accumulated Depreciation” for details regarding the size, location, and key characteristics of our various properties.

Results for the Twelve Months Ended December 31, 2025

The results from the execution of our business plan during the twelve months ended December 31, 2025, are described below.

Financial Results and Highlights

•
For the year ended December 31, 2025, net income attributable to common stockholders per share, on a fully dilutive basis, was net income per share of $3.87.
•
For the year ended December 31, 2025, property net operating income from our Operating segment was $47.6 million, down 2.0% year-over-year.
•
In the fourth quarter of 2025, we sold our final suburban Boston property for $250 million and our Brickell Assemblage which included The Yacht Club Apartments and the adjacent 1001 Brickell Bay Drive office building located in Miami, Florida for $520 million. In total, we sold $1.26 billion of real estate assets in 2025.
•
We distributed $2.23 per share to stockholders by way of a special cash dividend paid on October 15, 2025, bringing total 2025 dividends to $2.83 per share.
•
In December, we agreed to sell our portfolio of seven apartment communities in the Chicago area for $455 million with the full $20 million deposit becoming non-refundable in January 2026. Additionally, subsequent to year end, in the first quarter 2026, we received non-refundable deposits and agreed to sell two properties in New York City and one property in Atlanta, Georgia for a combined $56.5 million.
•
Subsequent to year end, in February 2026, we sold three properties, Hillmeade in Nashville, Tennessee, Plantation Gardens in Plantation, Florida, and the Benson Hotel and Faculty Club in Aurora, Colorado for a combined $177.5 million.
•
Our high-rise development project, 34th Street, located in Miami, Florida remains on schedule and on budget.

Transactions

On February 6, 2026, Aimco stockholders adopted the Plan of Sale and Liquidation proposed by Aimco's Board of Directors. Pursuant to this plan, Aimco expects to continue to monetize its assets and return proceeds to stockholders through liquidating distributions. Additional information regarding the Plan of Sale and Liquidation is available in the Company’s filings with the U.S. Securities and Exchange Commission.

•
In October, we completed the monetization of its suburban Boston portfolio with the sale of an apartment property located in Nashua, New Hampshire for $250 million. In connection with the sale, $173.4 million of non-recourse property debt was assumed by the buyer.

•
In October, we completed a transfer of ownership interests with our joint venture partner at the development land sites along Broward Avenue in Fort Lauderdale, Florida. We exchanged our joint venture ownership in the non-performing seller financing note secured by 200 Broward Avenue along with $7.5 million of cash, for full ownership of 300 Broward Avenue.
•
In December, we sold the Brickell Assemblage which included The Yacht Club Apartments and the adjacent 1001 Brickell Bay Drive office building located in Miami, Florida for $520 million.
o
The sale included $85 million of transferable and cross-collateralized seller financing notes we provided to the buyer at closing. Each note has a two-year term and two one-year extension options with an average interest rate over the full duration of 18%. As previously announced, we plan to monetize the seller financing notes.
o
Initial net proceeds, after taking into account the associated property-level debt, the tax liability, transaction costs, and excluding the seller financing notes, were more than $220 million.
•
Subsequent to year end, in January 2026 we monetized the subordinated seller financing note associated with property in La Jolla, California for $18.5 million. The note had approximately seven years of term remaining at an average interest rate of approximately 5.5%.
•
Subsequent to year end, in February 2026 we sold three properties, Hillmeade in Nashville, Tennessee, Plantation Gardens in Plantation, Florida, and The Benson Hotel and Faculty Club in Aurora, Colorado, for a combined $177.5 million.
•
In December 2025, we agreed to sell our portfolio of seven apartment communities in the Chicago area for $455 million with a $20 million deposit becoming non-refundable in January 2026. Closing is scheduled for the first quarter 2026.
•
In the first quarter 2026, we agreed to sell two properties in New York City and one in Atlanta, Georgia for a combined $56.5 million with non-refundable deposits of $5.1 million. Closings are scheduled for the second quarter 2026.

Operating Property Results

As of the year ended December 31, 2025, we own a diversified portfolio of 15 stabilized apartment communities, including two held for sale, located in U.S. markets with average rents in line with local market averages (generally defined as B class).

Highlights for the year ended December 31, 2025 include:

•
Revenue for our Operating segment was $72.5 million, up 1.2% year over year, resulting from a $56 increase in average monthly revenue per apartment home to $2,495 offset by a decrease in Average Daily Occupancy of 100-basis points to 96.0%.
•
Expenses for our Operating segment were $24.9 million, up 7.9% year over year, due primarily to a multi-year property assessment at our Chicago properties, which assessments are being appealed.
•
Net operating income for our Operating segment was $47.6 million, down 2.0% year over year.

Active Construction and Lease-up Assets

We plan to fulfill our contractual obligations and maximize value at our one multifamily development project under construction in Miami, Florida and complete the lease-up of our two recently completed Washington, D.C. Metro Area multifamily communities. We have ceased planning and predevelopment efforts for future projects.

During the year ended December 31, 2025, we invested $93.6 million in development activities compared to $126.1 million in the year ended December 31, 2024. Updates on our one active development project and two lease-ups include:

•
In Miami, construction remains on schedule and on budget at 34th Street, an ultra-luxury waterfront residential tower. Initial occupancy is scheduled for 3Q 2027 with stabilized occupancy in 4Q 2028.

•
In Upper Northwest Washington, D.C., we expect to complete the lease up of 689 apartment homes at Upton Place during the second quarter 2026. As of December 31, 2025, 527 (76%) were units were leased or pre-leased. Additionally, as of December 31, 2025, 97% of the project's 105,000 square feet of retail space has been leased.
•
In Bethesda, Maryland, we expect to complete the lease up of 220 of the highly tailored apartment homes at the first phase of Strathmore Square in the second quarter 2026. As of December 31, 2025, 178 (81%) units had been leased or pre-leased.

Balance Sheet and Financing Activities

We are highly focused on maintaining a strong balance sheet, prudent simplification, and appropriate liquidity while promptly returning capital to stockholders. As of December 31, 2025, we had $394.9 million of cash on hand and $11.7 million of restricted cash. Refer to the Liquidity and Capital Resources section for additional information regarding our leverage. Subsequent to year end, we announced the following sources and uses of cash:

•
Approximately $80 million of net proceeds from assets monetized or sold in 2026 as of filing.
•
The pay down, in full, of the preferred equity borrowings collateralized by certain stabilized properties and the remaining preferred equity borrowings that funded the development of Upton Place, totaling approximately $135 million.
•
The initial liquidating distribution of $1.45 per share to be paid on March 13, 2026, to stockholders of record on February 27, 2026, totaling approximately $220 million.
•
The payment of approximately $52 million of income taxes related to 2025 dispositions, which is presented within Accrued liabilities and other in our Consolidated Balance Sheets in Item 8 of this report.

As of December 31, 2025, 100% of our debt was either fixed rate or hedged with interest rate cap protection. Considering investments under contract to sell and including contractual extensions, we have no debt maturing prior to June 2027.

•
In the third quarter, we used proceeds from the sale of four suburban Boston properties to pay down in full the borrowings on our revolving credit facility. Certain of the properties sold served as collateral for the credit facility, which was retired upon completion of the sales.

Financial Results of Operations

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying consolidated financial statements in Item 8.

Results of Operations for the Year Ended December 31, 2025, Compared to the same period in 2024

Net income attributable to Aimco common stockholders changed by $656.5 million for the year ended December 31, 2025 compared to the same period in 2024, as described more fully below.

Property Results

We have three segments: (i) Development; (ii) Operating; and (iii) Other.

Our Development segment includes properties that are under construction or have not achieved stabilization, as well as land held for development. As of December 31, 2025, our Development and segment consists of 9 properties, including one under construction, two completed and in lease-up, one that has completed lease-up and is stabilizing operations, and five undeveloped land parcels.

Our Operating segment includes 15 residential apartment communities that have achieved stabilized levels of operations as of January 1, 2024, and maintained it throughout the current year and comparable period. Two of the communities, Hillmeade and Plantation Gardens, meet the held for sale criteria in accordance with GAAP as described in Note 2 to the consolidated financial statements in Item 8. We aggregate all our apartment communities that have reached stabilization into our Operating segment.

Our Other segment consists of properties that are not included in our Development or Operating segments. Other segment includes The Benson Hotel, our only hotel.

Prior period segment information has been recast based upon our current segment population, and is consistent with how our President and Chief Executive Officer, the chief operating decision maker (“CODM”) evaluates the business. During the year ended December 31, 2025, we reclassified as discontinued operations the five properties within our Boston portfolio, which was previously reported within the Operating segment.

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

Property Net Operating Income

The results of our segments for the years ended December 31, 2025 and 2024, as presented below, are based on segment classifications as of December 31, 2025.

	Year Ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development	$27,518	$9,852	$17,666	nm
Operating	72,519	71,689	830	1.2%
Other	7,553	6,690	863	12.9%
Total	107,590	88,231	19,359	21.9%
Property operating expenses, net of utility reimbursements:
Development	13,276	9,468	3,808	40.2%
Operating	24,870	23,048	1,822	7.9%
Other	8,586	7,712	874	11.3%
Total	46,732	40,228	6,504	16.2%
Property net operating income:
Development	14,242	384	13,858	nm
Operating	47,649	48,641	(992)	(2.0%)
Other	(1,033)	(1,022)	(11)	1.1%
Total	$60,858	$48,003	$12,855	26.8%

For the year ended December 31, 2025, compared to the same period in 2024:

•
Development property net operating income increased by $13.9 million due primarily to the lease up of apartment homes at Upton Place, Strathmore Square, and Oak Shore.
•
Operating property net operating income decreased by $1.0 million, or 2.0%. The decrease was attributable to a $1.8 million, or 7.9% increase in property operating expenses due primarily to higher real estate taxes, offset partially by a $0.8 million, or 1.2% increase in rental and other property revenues.
•
Other property net operating income slightly decreased by 1.1%, due primarily to an increase in food and beverage operating expenses, offset partially by an increase in food and beverage sales.

The results of our segments for the years ended December 31, 2024 and 2023, as presented below, are based on segment classifications as of December 31, 2025.

	Year Ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Rental and other property revenues, before utility reimbursements:
Development	$9,852	$109	$9,743	nm
Operating	71,689	69,267	2,422	3.5%
Other	6,690	2,691	3,999	nm
Total	88,231	72,067	16,164	22.4%
Property operating expenses, net of utility reimbursements:
Development	9,468	927	8,541	nm
Operating	23,048	21,590	1,458	6.8%
Other	7,712	4,710	3,002	63.7%
Total	40,228	27,227	13,001	47.8%
Property net operating income:
Development	384	(818)	1,202	nm
Operating	48,641	47,677	964	2.0%
Other	(1,022)	(2,019)	997	49.4%
Total	$48,003	$44,840	$3,163	7.1%

For the year ended December 31, 2024, compared to the same period in 2023:

•
Development property net operating income increased by $1.2 million due primarily to the lease-up of Upton Place, Strathmore Square, and Oak Shore.
•
Operating property net operating income increased by $1.0 million, or 2.0% for the year ended December 31, 2024, compared to 2023. The increase was attributable to a $2.4 million, or 3.5% increase in rental and other property revenues, offset partially by a $1.5 million, or 6.8% increase in property operating expenses due primarily to higher real estate taxes.
•
Other property net operating income increased by $1.0 million for the year ended December 31, 2024, compared to 2023, due primarily to a full year of The Benson Hotel operations in 2024 whereas operations commenced in the second quarter of 2023.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include property management costs, casualty losses, and, if applicable, the results of apartment communities sold and reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance.

For the year ended December 31, 2025 and 2024, other property operating expenses not allocated to segments were $4.1 million and $5.4 million, respectively. For the year ended December 31, 2025 and 2024, properties that were sold generated property net operating income of $13.3 million and $27.0 million, respectively.

Please refer to Note 14 to the consolidated financial statements in Item 8 for our Boston portfolio performance, which includes five apartment communities classified as discontinued operations.

Depreciation and Amortization

For the year ended December 31, 2025, compared to the same period in 2024, Depreciation and amortization expense decreased by $18.9 million, or 24.4% due primarily to the classification of the Brickell Assemblage as held for sale the disposition of The Hamilton in December 2024, partially offset by the substantial completion of Upton Place, Strathmore Square, and Oak Shore in 2024.

General and Administrative Expenses

For the year ended December 31, 2025, compared to the same period in 2024, General and administrative expenses increased by $1.2 million due primarily to increased short term incentive compensation expense and reduced capitalization payroll costs as development projects were advanced and substantially completed in 2024.

Impairment of Real Estate

Based on periodic tests of recoverability of long-lived assets, during the year ended December 31, 2025, we recognized impairment losses totaling $147.5 million. No impairment losses were recognized in 2024. The impairment losses were recognized primarily due to the reductions in the estimated period over which we expect to hold the properties, and, for certain development pipeline properties, the decision not to pursue development given the Plan of Sale and Liquidation. Approximately $87.3 million of the non-cash impairment charge relates to the write-off of planning costs and amounts capitalized for GAAP, such as team time and interest expense for development pipeline assets for which development will not be pursued by us given our Plan of Sale and Liquidation.

Interest Income

For the year ended December 31, 2025, compared to the same period in 2024, Interest income decreased by $1.0 million, or 10.3%. The decrease is due primarily to ceasing recognition of interest income in the second quarter of 2025 on the seller financing provided in connection with the sale of 200 Broward Avenue in 2023, as well as a decrease in amounts earned on invested cash.

Interest Expense

For the year ended December 31, 2025, compared to the same period in 2024, Interest expense increased by $0.1 million, or 0.1% due primarily to increased non-recourse construction loan draws and reduced capitalization due to the substantial completion of Upton Place, Strathmore Square, and Oak Shore in 2024, partially offset by the repayment and refinancing of certain non-recourse construction loans in December 2024 and use of the revolving credit facility for a portion of the year before its retirement to pay off a higher interest rate non-recourse construction loan in May 2025. In September 2025, we used proceeds from the sale of four Boston properties to paydown in full the borrowings and retire the revolving credit facility.

Mezzanine Investment Income (Loss), Net

For the years ended December 31, 2025, compared to the same period in 2024, Mezzanine Investment Income (Loss), Net changed by $3.3 million due primarily to incremental income earned in 2025 and the cessation of amortization costs associated with the partial sale of the Mezzanine investment in 2024.

Realized and Unrealized Gains (Losses) on Interest Rate Contracts

We are required to adjust our interest rate contracts to fair value on a quarterly basis. As a result of the mark-to-market adjustments, we recorded unrealized losses of $1.3 million and $4.2 million during the years ended December 31, 2025, and 2024, respectively. In addition, we realized gains of $0.8 million and $6.0 million during the years ended December 31, 2025, and 2024, respectively.

Realized and Unrealized Gains (Losses) on Equity Investments

We measure our investments in property technology funds at NAV as a practical expedient. Prior to the sale of our investment in stock during the year ended December 31, 2025, we measured our investments in stock based on its market price at period end. In addition, we measure our investment in IQHQ at cost, less impairment if any needed, with subsequent adjustments for observable price changes of identical or similar investments of the same issuer since it does not have a readily determinable fair value. As a result of changes in the values of these investments, we recorded net losses of $5.8 million and $49.5 million, respectively, for the years ended December 31, 2025 and 2024. During the year ended December 31, 2025 we recorded a $6.6 million non-cash impairment recognized on our investment in IQHQ compared to $48.6 million during the year ended December 31, 2024. During the years ended December 31, 2025 and 2024, we recognized net losses on our investment in stock of $0.3 million and $1.3 million, respectively. During the years ended December 31, 2025 and 2024, we recognized unrealized gains on our investments in property technology funds of $1.1 million and $0.4 million, respectively

Gain on Dispositions of Real Estate

During the year ended December 31, 2025, we recognized gains on the disposition of real estate of $237.1 million due primarily to the sale of the Brickell Assemblage in December 2025, compared to gains of $10.6 million recognized for the same period in 2024 that resulted primarily from the sale of The Hamilton in December 2024.

Credit Loss Expense

During the year ended December 31, 2025, we recognized $22.9 million of credit loss expense to reduce the amortized cost basis of one of our seller financing notes receivable from $41.4 million to $18.5 million. An agreement to monetize the seller financing notes receivable for $18.5 million was finalized subsequent to year end and structured as a modification and repayment of the note, in January 2026.

Other Income (Expense), Net

Other income (expense), net, includes costs associated with our risk management activities, fee income, certain non-recurring items, and activity related to our unconsolidated real estate partnerships. For the year ended December 31, 2025, compared to the same period in 2024, Other income (expense), net changed by $1.4 million primarily due to a non-cash other than temporary impairment recognized on our investment in unconsolidated investment in the third quarter of 2024, partially offset by incremental expenses incurred in 2025 associated with the exploration of the Plan of Sale and Liquidation.

Income Tax Benefit (Expense)

Taxable income from activities performed through our TRS entities is subject to federal, state and local income taxes. Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and income and gains retained by the REIT. For the years ended December 31, 2025, and 2024, we had consolidated net losses subject to tax of $33.1 million and $28.2 million, respectively.

For the year ended December 31, 2025, we recognized income tax benefit of $57.6 million, compared to income tax benefit of $11.1 million for the same period in 2024. The year-to-year change is due primarily to the removal of the deferred tax liability that arose in the original acquisition of 1001 Brickell offset by the income taxes associated with the gain on sale, both triggered by the sale of the Brickell Assemblage.

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

For the years ended December 31, 2025 and 2024, we recognized income from discontinued operations, net, of $551.2 million and $28.2 million, respectively. The change in income from discontinued operations, net, is due primarily to the recognition of a gain on disposal of $545.9 million related to the sale of five properties in our suburban Boston portfolio.

Please refer to Note 14 to the consolidated financial statements in Item 8 for our Boston portfolio performance, which includes five apartment communities classified as discontinued operations.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations either through operating cash flows, sales of properties, and/or the issuance of debt. Our primary source of liquidity is current cash on hand and future sales of properties.

As of December 31, 2025, our available liquidity was $406.6 million, which consisted of:

•
$394.9 million in cash and cash equivalents; and
•
$11.7 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance;

Our principal uses for liquidity include operating activities, payments of principal and interest on outstanding debt, ground lease payments, and capital expenditures. As of December 31, 2025, we had sufficient capacity on our construction loans and preferred equity to cover our remaining commitments on our development project of approximately $87.5 million. Additionally, our third-party property managers may enter into commitments on our behalf to purchase goods and services in connection with the operation of our apartment communities and our office building. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to historical levels.

Subsequent to year end, in February 2026, stockholders adopted the Plan of Sale and Liquidation. We believe, based on the information available at this time, cash and cash equivalents, cash generated from operations, and proceeds from planned dispositions are sufficient sources of liquidity to meet our operational needs for the next twelve months and debt maturities and remaining commitments on development projects through the liquidation of the company's assets pursuant to the Plan of Sale and Liquidation. In the event that these sources of liquidity are not sufficient to cover our liquidity needs, we have the means to generate additional liquidity, such as from additional property financing activity.

Leverage and Capital Resources

The availability and cost of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Any adverse changes in the lending environment, declines in our share price, and the effects of the adopted Plan of Sale and Liquidation could negatively affect our liquidity.

As of December 31, 2025, all of our outstanding non-recourse property debt had a fixed interest rate. In addition, the weighted-average contractual rate on our non-recourse debt was 4.4%, and the average remaining term to maturity was 4.7 years. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates. Our primary sources of leverage are non-recourse property-level debt and non-recourse construction loans.

In the third quarter, we used proceeds from the sale of four suburban Boston properties to paydown in full $43.8 million of borrowings on our revolving credit facility. Certain properties sold served as collateral for the credit facility, which was retired upon completion of the sales.

Subsequent to year end, we used proceeds from our property sales to redeem, at our sole discretion, preferred equity interests for aggregate cash redemption prices of $137.6 million.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our Consolidated Statements of Cash Flows in Item 8 of this report.

Operating Activities

For the year ended December 31, 2025, net cash provided by operating activities was $8.1 million. Our operating cash flow is primarily affected by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities and general and administrative costs. Cash provided by operating activities for the year ended December 31, 2025, decreased by $38.9 million compared to the same period in 2024, due primarily to the timing of changes in operating assets and operating liabilities, decreased cash flows provided by operating activities from discontinued operations, and increased interest expense.

Investing Activities

For the year ended December 31, 2025, net cash provided by investing activities of $875.0 million consisted primarily of $973.5 million of proceeds from dispositions of real estate, offset by capital expenditures of $99.6 million. Net cash provided by investing activities for the year ended December 31, 2025, increased by $844.4 million compared to the same period in 2024, due primarily to greater proceeds from dispositions of real estate and decreased capital expenditures.

Financing Activities

For the year ended December 31, 2025, net cash used in financing activities was $648.8 million. Net cash used in financing activities for the year ended December 31, 2025, increased by $604.9 million compared to the same period in 2024, due primarily to the payment of dividends and distributions, increased principal repayments on non-recourse property debt associated with properties sold during the current year, decreased proceeds of non-recourse construction loans and bridge financing, partially offset by increased contributions from noncontrolling interests and decreased repayments of non-recourse construction loans and bridge financing.

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
•
the non-cash (income) loss recognized on passive equity investments;
•
credit losses on our notes receivable; and
•
other non-cash (income) loss.

The reconciliation of net income (loss) to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Net income (loss)	$592,968	$(96,000)
Adjustments:
Interest expense	59,429	59,364
Income tax (benefit) expense	(57,595)	(11,071)
Depreciation and amortization	58,278	77,133
Impairment on real estate	147,456	—
Interest expense, depreciation, amortization, and income taxes related to discontinued operations	28,406	19,919
Gains on dispositions of real estate, including discontinued operations	(782,974)	(10,600)
Unrealized (gains) losses from investments in unconsolidated partnerships	—	2,597
Adjustment related to EBITDAre of unconsolidated partnerships	1,004	872
EBITDAre	$46,972	$42,214
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(13,237)	(13,958)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(781)	1,849
EBITDAre adjustments attributable to noncontrolling interests	(530)	(4,254)
Mezzanine investment (income) loss, net	(856)	2,432
Realized and unrealized (gains) losses on interest rate contracts	471	(1,752)
Realized and unrealized (gains) losses on passive equity investments	5,790	48,615
Credit loss expense	22,899	—
Other non-cash (income) loss	(1,252)	—
Adjusted EBITDAre	$59,476	$75,146

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements for the year ended December 31, 2025. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of Aimco's and Aimco Operating Partnership's combined Annual Report on Form 10-K for the years ended December 31, 2024 and 2023 for significant judgments and estimates related to comparative reporting period.

Impairment of investment in IQHQ

On a periodic basis, we perform a qualitative impairment assessment on our investment in IQHQ in accordance with GAAP. We determined during the year ended December 31, 2025 that our investment in IQHQ was impaired after consideration of factors, such as continued adverse capital market conditions, IQHQ's financial condition, and capital raising activities that further diluted our investment. As a result, we recognized a $6.6 million non-cash impairment to reduce the carrying value of the investment in IQHQ to $4.5 million as of December 31, 2025.

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

Impairment of Real Estate and Other Long-Lived Assets

Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an asset may not be recoverable, we assess its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the asset. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset. The future cash flows utilized in the evaluation of recoverability and the measurement of fair value are highly subjective and are based on assumptions, such as anticipated hold periods, future occupancy, future rental or room rates, discount rates, capitalization rates, and recent sales data for comparable properties. In the year ended December 31, 2025, we assessed our properties for impairment as a result of a change in estimated hold period, and, for certain development pipeline properties, the decision not to pursue development given the Plan of Sale and Liquidation. Our assessment resulted in $147.5 million of impairment recognized on certain properties located within Colorado's Front Range and Southeast Florida for the year ended December 31, 2025. The properties are presented within the Development and Other segments within Note 15. There were no such impairments for the years ended December 31, 2024 and 2023.

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

Market Risk

As of December 31, 2025, on a consolidated basis, we had no variable-rate property-level debt and $183.3 million of variable-rate construction loans outstanding. The impact of rising interest rates is mitigated by our use of interest rate caps, which as of December 31, 2025, provided protection for our variable interest rate debt. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates. We estimate that an increase or decrease in our variable rate indices of 100 basis points with constant credit risk spreads, would have no material impact on interest expense on an annual basis.

As of December 31, 2025, we held interest rate caps with a maximum notional value of $289.0 million. These instruments were acquired for $0.5 million and at December 31, 2025 were valued at approximately $0.0 million.

As of December 31, 2025, we had $406.6 million in cash and cash equivalents and restricted cash, a portion of which earns interest at variable rates.

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

Management assessed the effectiveness of Aimco's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

Based on their assessment, management concluded that, as of December 31, 2025, Aimco's internal control over financial reporting is effective.

Aimco's independent registered public accounting firm has issued an attestation report on Aimco's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Aimco.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Apartment Investment and Management Company

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Apartment Investment and Management Company (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 2, 2026 expressed an unqualified opinion on those financial statements.

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

March 2, 2026

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

Management assessed the effectiveness of Aimco Operating Partnership’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

Based on their assessment, management concluded that, as of December 31, 2025, Aimco Operating Partnership’s internal control over financial reporting is effective.

Aimco Operating Partnership’s independent registered public accounting firm has issued an attestation report on Aimco Operating Partnership’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Aimco Operating Partnership.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Aimco OP L.P.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Aimco OP L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2025, and our report dated March 2, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Denver, Colorado

March 2, 2026

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of Aimco or Aimco Operating Partnership adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement" each term as defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each member of the Board of Directors of Aimco is also a director of the general partner of the Aimco Operating Partnership. The officers of Aimco are also the officers of the general partner of the Aimco Operating Partnership and hold the same titles. The information required by this item for both Aimco and the Aimco Operating Partnership is incorporated herein by reference to the definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed within 120 days after the year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item, for both Aimco and the Aimco Operating Partnership, and is incorporated herein by reference to the definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed within 120 days after the year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, for both Aimco and the Aimco Operating Partnership, is incorporated herein by reference to the definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed within 120 days after the year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item, for both Aimco and the Aimco Operating Partnership, is incorporated herein by reference to the definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed within 120 days after the year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item, for both Aimco and the Aimco Operating Partnership, is incorporated herein by reference to the definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed within 120 days after the year ended December 31, 2025.

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

2.2	Plan of Sale and Liquidation (Exhibit 2.1 to Aimco’s Current Report on Form 8-K, dated November 10, 2025, is incorporated herein by this reference)

3.1	Articles of Amendment and Restatement of Apartment Investment and Management Company (Exhibit 3.1 to Aimco’s Annual Report on Form 8-K dated October 3, 2023, is incorporated herein by this reference)

3.2	Articles Supplementary of Apartment Investment Management Company (Exhibit 3.1 to Aimco’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

3.3	Amended and Restated Bylaws (Exhibit 3.1 to Aimco’s Current Report on Form 8-K, dated April 28, 2023, is incorporated herein by this reference)

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

10.12

Form of Performance Restricted Stock Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.24 to Aimco's Annual Form on 10-K for the year ended December 31, 2015, is incorporated herein by this reference)*

10.13

Form of Performance Vesting LTIP II Unit Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.15 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, is incorporated herein by this reference)*

10.14

Form of Performance Non-Qualified Stock Option Agreement (2015 Stock Award and Incentive Plan) (Exhibit 10.26 to Aimco's Annual Form on 10-K for the year ended December 31, 2016, is incorporated herein by this reference)*

10.17

Form of Restricted Stock Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.17 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.18

Form of Performance Restricted Stock Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.18 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.19

Form of Performance Non-Qualified Stock Option Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.19 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.20

Form of Performance Vesting LTIP II Unit Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.20 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.21

Form of Restricted Stock Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.21 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.22

Form of Performance Restricted Stock Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.22 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.23

Form of Performance Vesting LTIP II Unit Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.23 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.24

Form of Non-Qualified Stock Option Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.24 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.25

Form of Non-Qualified Stock Option Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.25 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.26

Form of LTIP II Unit Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.26 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.27

Form of LTIP II Unit Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.27 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.28

Form of Performance Restricted Stock Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.28 to Aimco's Annual Form on 10-K for the year ended December 31, 2023, is incorporated herein by this reference)*

10.29

Form of Performance Restricted Stock Agreement (Second Amended & Restated 2015 Stock Award and Incentive Plan) (Exhibit 10.29 to Aimco's Annual Form on 10-K for the year ended December 31, 2024, is incorporated herein by this reference)*

10.30

Employee Matters Agreement, effective as of December 15, 2020, by and among Apartment Investment Management Company, Aimco OP L.P., Apartment Income REIT Corp. and Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.) (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.31+	Purchase and Sale Contract, effective as of August 5, 2025, by and among Royal Crest Estates (Marlboro), L.L.C.,

Aimco Royal Crest - Nashua, L.L.C., Aimco Warwick, L.L.C., Waterford Village, L.L.C., Aimco Wexford Village, L.L.C., Aimco Wexford Village II, L.L.C., and HGI Acquisitions, LLC (Exhibit 10.2 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, filed August 11, 2025, is incorporated herein by this reference)

10.32+

Third Amendment to Interests Purchase and Sale Agreement, effective November 8, 2025, by and among AHOTB Holding, LLC, Aimco OP L.P., and Brickell Bay Property Owner LLC (Exhibit 10.2 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, filed November 10, 2025, is incorporated herein by this reference)

10.33+

Purchase and Sale Contract, effective as of December 10, 2025, by and among Aimco Elm Creek, L.P., Aimco Elm Creek Townhomes Three, LLC, Aimco Yorktown L.P., 2200 Grace Owner, LLC, Aimco Hyde Park Tower, L.L.C., Church Street Associates Limited Partnership, Williamsburg Limited Partnership, and LaTerra Capital Management, LLC (Exhibit 10.1 to Aimco's Current Report on Form 8-K, filed December 15, 2025, is incorporated herein by this reference)

10.34+

Purchase and Sale Contract, effective as of December 23, 2025, by and among Aimco Hillmeade, LLC, CCIP Plantation Gardens, L.L.C., and HGI Acquisitions, LLC (Exhibit 10.1 to Aimco's Current Report on Form 8-K, filed December 23, 2025, is incorporated herein by this reference)

10.35	Letter Agreement by and between Aimco Development Company, LLC and Wesley Powell, dated December 26, 2025 (filed herewith)

19.1	Policy on Insider Information and Insider Trading (Exhibit 19.1 to Aimco's Annual Form on 10-K for the year ended December 31, 2024, is incorporated herein by this reference)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firms - Aimco

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

101

The following materials from Aimco’s and Aimco Operating Partnership’s consolidated Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity and consolidated statements of partners’ capital; (v) consolidated statements of cash flows; (vi) notes to the consolidated financial statements; and (vii) financial statement schedule (3)

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

By:	/s/ Wes Powell
Wes Powell
Director, President and Chief Executive Officer
Date:	March 2, 2026

AIMCO OP L.P.

By:	Aimco OP GP, LLC, its General Partner
/s/ Wes Powell
Wes Powell Director, President and Chief Executive Officer
Date:	March 2, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.
By: Aimco OP GP, LLC, its General Partner

/s/ WES POWELL	Director, President and Chief Executive Officer	March 2, 2026
Wes Powell	(principal executive officer)

/s/ H. LYNN C. STANFIELD	Executive Vice President and	March 2, 2026
H. Lynn C. Stanfield	Chief Financial Officer (principal financial officer)

/s/ KELLIE E. DREYER	Senior Vice President and Chief	March 2, 2026
Kellie E. Dreyer	Accounting Officer (principal accounting officer)

/s/ R. DARY STONE	Chairman of the Board of Directors	March 2, 2026
R. Dary Stone

/s/ QUINCY L. ALLEN	Director	March 2, 2026
Quincy L. Allen

/s/ PATRICIA L. GIBSON	Director	March 2, 2026
Patricia L. Gibson

/s/ JAY PAUL LEUPP	Director	March 2, 2026
Jay Paul Leupp

/s/ SHERRY L. REXROAD	Director	March 2, 2026
Sherry L. Rexroad

/s/ DEBORAH SMITH	Director	March 2, 2026
Deborah Smith

/s/ JAMES P. SULLIVAN	Director	March 2, 2026
James P. Sullivan

/s/ KIRK A. SYKES	Director	March 2, 2026
Kirk A. Sykes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Apartment Investment and Management Company

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations,equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2026 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Recoverability & fair value measurement of real estate assets within the Development segment

As described in Note 2 and Note 12 to the consolidated financial statements, the Company records real estate at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an asset may not recoverable, recoverability is assessed by comparing the carrying amount to the estimated undiscounted future cash flows of the asset. If the carrying amounts exceed the aggregate undiscounted future cash flows, an impairment loss is recognized to the extent the carrying amount exceeds the estimated fair value of the asset. During the year ended December 31, 2025, the Company recorded a noncash impairment charge of $147.5 million. The impairment charge was recorded on properties presented within the Development and Other segments. We identified the recoverability and fair value measurement of real estate assets within the Development segment as a critical audit matter.

The principal consideration in our determination that the recoverability and fair value measurement of real estate assets within the Development segment is a critical audit matter is the high degree of auditor judgment and subjectivity involved in developing our independent estimates.

Our audit procedures related to the recoverability and fair value measurement of real estate assets within the Development segment included the following, among others:

I.
We tested the design and operating effectiveness of relevant controls over management’s evaluation of the reasonableness of the significant inputs and assumptions used to evaluate recoverability and measure the fair value of real estate assets within the Development segment.
II.
For certain assets within the Development segment, with the assistance of valuation specialists, we evaluated the reasonableness of the recoverability and fair value measurements by comparing the land and real property market values to independently developed ranges using relevant market data derived from industry transaction databases and published industry reports.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2024.

Denver, Colorado

March 2, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Apartment Investment and Management Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, equity and cash flows of Apartment Investment and Management Company (the Company) for the year ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Denver, Colorado

February 26, 2024,

except for the consolidated statement of operations, consolidated statement of cash flows, Note 2, Note 4, Note 10, Note 14, Note 15 and Schedule III, as to which the date is

March 2, 2026

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Buildings and improvements	$1,014,902	$1,145,332
Land	222,315	246,881
Total real estate	1,237,217	1,392,213
Accumulated depreciation	(287,285)	(322,708)
Net real estate	949,932	1,069,505
Cash and cash equivalents	394,891	141,072
Restricted cash	11,670	30,051
Notes receivable	103,863	58,794
Right-of-use lease assets - finance leases	106,438	107,714
Other assets, net	82,092	92,600
Assets from discontinued operations and held for sale, net	26,847	457,174
Total assets	$1,675,733	$1,956,910

LIABILITIES AND EQUITY
Non-recourse property debt, net	$339,483	$444,426
Non-recourse construction loans and bridge financing, net	399,142	385,240
Total indebtedness	738,625	829,666
Deferred tax liabilities	—	101,457
Lease liabilities - finance leases	124,794	121,845
Dividends payable	4,320	89,182
Accrued liabilities and other	147,362	95,911
Liabilities related to discontinued operations and assets held for sale, net	107,747	406,552
Total liabilities	1,122,848	1,644,613

Redeemable noncontrolling interests in consolidated real estate partnerships	158,292	142,931

Commitments and contingencies (Note 13)

Equity (510,587,500 shares authorized at December 31, 2025 and December 31, 2024):
Common Stock, $0.01 par value, 140,158,784 and 136,351,966 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1,402	1,364
Additional paid-in capital	429,144	425,002
Retained earnings (deficit)	(68,693)	(303,409)
Total Aimco equity	361,853	122,957
Noncontrolling interests in consolidated real estate partnerships	20,000	39,560
Common noncontrolling interests in Aimco Operating Partnership	12,740	6,849
Total equity	394,593	169,366
Total liabilities and equity	$1,675,733	$1,956,910

See accompanying notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
REVENUES
Rental and other property revenues	$138,486	$137,700	$119,925

OPERATING EXPENSES
Property operating expenses	68,355	68,077	51,655
Depreciation and amortization	58,278	77,133	58,118
General and administrative expenses	34,026	32,837	32,865
Impairment on real estate	147,456	—	—
Total operating expenses	308,115	178,047	142,638

Interest income	8,646	9,643	9,715
Interest expense	(59,429)	(59,364)	(26,922)
Mezzanine investment income (loss), net	856	(2,432)	(155,814)
Realized and unrealized gains (losses) on interest rate contracts	(471)	1,752	1,119
Realized and unrealized gains (losses) on equity investments	(5,790)	(49,504)	700
Gain on dispositions of real estate	237,060	10,600	7,984
Credit loss expense	(22,899)	—	—
Other income (expense), net	(4,192)	(5,581)	(7,657)
Income (loss) from continuing operations before income tax	(15,848)	(135,233)	(193,588)
Income tax benefit (expense)	57,595	11,071	12,752
Net income (loss) from continuing operations	41,747	(124,162)	(180,836)
Income (loss) from discontinued operations, net of taxes	551,221	28,162	23,517
Net income (loss)	592,968	(96,000)	(157,319)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(13,237)	(13,958)	(13,924)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(781)	1,849	(3,991)
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	(24,941)	5,641	9,038
Net income (loss) attributable to Aimco	$554,009	$(102,468)	$(166,196)

Earnings (loss) per common share - basic
Income (loss) from continuing operations attributable to Aimco per common share	$0.20	$(0.94)	$(1.32)
Income (loss) from discontinued operations attributable to Aimco per common share	3.75	0.19	0.16
Net income (loss) attributable to Aimco per common share – basic (Note 10)	$3.95	$(0.75)	$(1.16)

Earnings (loss) per common share - diluted
Income (loss) from continuing operations attributable to Aimco per common share	$0.19	$(0.94)	$(1.32)
Income (loss) from discontinued operations attributable to Aimco per common share	3.68	0.19	0.16
Net income (loss) attributable to Aimco per common share – diluted (Note 10)	$3.87	$(0.75)	$(1.16)

Weighted-average common shares outstanding – basic	138,347	138,496	143,618
Weighted-average common shares outstanding – diluted	141,057	138,496	143,618

See accompanying notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2022	146,525	$1,466	$496,482	$49,904	$547,852	$48,294	$29,212	$625,358
Net income (loss)	—	—	—	(166,196)	(166,196)	3,991	(9,038)	(171,243)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	—	—	4,501	—	4,501	—	(5,582)	(1,081)
Share-based compensation expense	—	—	7,299	—	7,299	—	3,196	10,495
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	272	—	272
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(1,291)	—	(1,291)
Common stock repurchased	(6,166)	(61)	(45,277)	—	(45,338)	—	—	(45,338)
Other common stock issuances	252	2	1,538	—	1,540	—	1,272	2,812
Other, net	(35)	(1)	(5)	—	(6)	(1)	1	(6)
Balances at December 31, 2023	140,576	1,406	464,538	(116,292)	349,652	51,265	19,061	419,978
Net income (loss)	—	—	—	(102,468)	(102,468)	(1,849)	(5,641)	(109,958)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	—	—	1,078	—	1,078	—	(2,061)	(983)
Share-based compensation expense	—	—	7,490	—	7,490	—	23	7,513
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	1,056	—	1,056
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(1,614)	—	(1,614)
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	(9,913)	—	(9,913)	(9,268)	—	(19,181)
Common stock repurchased	(4,852)	(49)	(38,896)	—	(38,945)	—	—	(38,945)
Other common stock issuances, net of withholding taxes	628	6	640	—	646	—	—	646
Dividends declared	—	—	—	(84,649)	(84,649)	—	(4,533)	(89,182)
Other, net	—	1	65	—	66	(30)	—	36
Balances at December 31, 2024	136,352	1,364	425,002	(303,409)	122,957	39,560	6,849	169,366
Net income (loss)	—	—	—	554,009	554,009	781	24,941	579,731
Share-based compensation expense	—	—	6,419	153	6,572	—	2	6,574
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	585	—	585
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(1,412)	—	(1,412)
Purchase of noncontrolling interests in consolidated real estate partnerships (Note 3)	—	—	(7,765)	—	(7,765)	(9,997)	—	(17,762)
Deconsolidation of real estate partnership (Note 3)	—	—	—	—	—	(9,281)	—	(9,281)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	2,554	26	7,137	—	7,163	—	(7,810)	(647)
Purchase of redeemable noncontrolling interests in consolidated real estate partnerships	—	—	323	—	323	—	—	323
Common stock repurchased	(29)	—	(256)	—	(256)	—	—	(256)
Other common stock issuances, net of withholding taxes	1,282	12	(1,649)	—	(1,637)	—	—	(1,637)
Dividends declared	—	—	—	(319,446)	(319,446)	—	(11,194)	(330,640)
Other, net	—	—	(67)	—	(67)	(236)	(48)	(351)
Balances at December 31, 2025	140,159	$1,402	$429,144	$(68,693)	$361,853	$20,000	$12,740	$394,593

See accompanying notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$592,968	$(96,000)	$(157,319)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,278	77,133	58,118
Mezzanine investment (income) loss, net	(856)	2,432	155,814
Realized and unrealized (gains) losses on interest rate contracts	471	(1,752)	(1,119)
Realized and unrealized (gains) losses on equity investments	5,790	49,504	(700)
Income tax expense (benefit)	(57,595)	(11,071)	(12,752)
Share-based compensation	5,897	6,494	9,221
Loss (income) from unconsolidated real estate partnerships	(1,558)	1,358	(875)
Impairment on real estate	147,456	—	—
Loss on extinguishment of debt, net	1,504	947	938
Gain on dispositions of real estate	(237,060)	(10,600)	(7,984)
Credit loss expense	22,899	—	—
Other, including amortization of debt issuance costs	5,569	20,059	2,440
Discontinued operations:
Depreciation and amortization	4,783	9,226	10,716
Income tax (benefit) expense	13,995	—	—
Gain on dispositions of real estate	(545,914)	—	—
Other adjustments to income (loss) from discontinued operations	1,726	127	123
Changes in operating assets and operating liabilities:
Operating assets, net	(1,985)	(13,355)	335
Operating liabilities, net	(8,275)	12,482	(6,489)
Total adjustments	(584,875)	142,984	207,786
Net cash provided by operating activities	8,093	46,984	50,467
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	—	—	(4,108)
Capital expenditures	(99,623)	(160,027)	(272,497)
Proceeds from dispositions of real estate	973,460	186,203	9,254
Distributions received from unconsolidated real estate partnerships	—	—	4,209
Investment in unconsolidated real estate partnerships	—	(383)	(3,786)
Proceeds from dispositions of unconsolidated real estate partnerships	—	5,766	—
Purchase of treasury bill	—	—	(53,773)
Proceeds from treasury bill	—	—	54,727
Other investing activities	1,129	(958)	5,578
Net cash provided by (used in) investing activities	874,966	30,601	(260,396)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse construction loans and bridge financing	48,213	330,542	174,445
Proceeds from revolving credit facility	43,800	—	—
Proceeds from sale of participation in Mezzanine Investment	—	—	37,500
Principal repayments on non-recourse property debt	(227,743)	(3,166)	(85,974)
Principal repayments on non-recourse construction loans and bridge financing	(42,081)	(267,032)	—
Principal repayments on revolving credit facility	(43,800)	—	—
Payments of deferred loan costs	(473)	(6,340)	(229)
Purchase of interest rate contracts	(666)	(710)	(712)
Proceeds from interest rate contracts	1,579	6,526	58,906
Payments on finance leases	(75)	(514)	(2,694)
Common stock repurchased	(256)	(38,945)	(46,843)
Payments related to withholding taxes for share-based compensation	(4,328)	(941)	—
Dividends paid on common stock and distributions paid on OP Units	(415,557)	—	—
Redemption of redeemable noncontrolling interests	—	(38,473)	—
Distributions to redeemable noncontrolling interests	(8,158)	(8,318)	(9,243)
Contributions from noncontrolling interests in consolidated real estate partnerships	585	1,056	272
Distributions to noncontrolling interests in consolidated real estate partnerships	(1,412)	(1,614)	(1,291)
Contributions from redeemable noncontrolling interests	15,789	6,409	125
Redemption of OP Units held by third parties	(648)	(983)	(1,081)
Purchase of redeemable noncontrolling interests in consolidated real estate partnerships	(5,096)	—	—
Purchase of noncontrolling interests in consolidated real estate partnerships	(7,500)	(19,181)	—
Other financing activities	(992)	(2,212)	(3,751)
Net cash provided by (used in) financing activities	(648,819)	(43,896)	119,430
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	234,240	33,689	(90,499)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	172,956	139,267	229,766
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$407,196	$172,956	$139,267

See accompanying notes to the consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Aimco OP L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Aimco OP L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2025 and 2024, the related consolidated statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2026 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Recoverability & fair value measurement of real estate assets within the Development segment

As described in Note 2 and Note 12 to the consolidated financial statements, the Partnership records real estate at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an asset may not recoverable, recoverability is assessed by comparing the carrying amount to the estimated undiscounted future cash flows of the asset. If the carrying amounts exceed the aggregate undiscounted future cash flows, an impairment loss is recognized to the extent the carrying amount exceeds the estimated fair value of the asset. During the year ended December 31, 2025, the Partnership recorded a noncash impairment charge of $147.5 million. The impairment charge was recorded on properties presented within the Development and Other segments. We identified the recoverability and fair value measurement of real estate assets within the Development segment as a critical audit matter.

The principal consideration in our determination that the recoverability and fair value measurement of real estate assets within the Development segment is a critical audit matter is the high degree of auditor judgment and subjectivity involved in developing our independent estimates.

Our audit procedures related to the recoverability and fair value measurement of real estate assets within the Development segment included the following, among others:

I.
We tested the design and operating effectiveness of relevant controls over management’s evaluation of the reasonableness of the significant inputs and assumptions used to evaluate recoverability and measure the fair value of real estate assets within the Development segment.
II.
For certain assets within the Development segment, with the assistance of valuation specialists, we evaluated the reasonableness of the recoverability and fair value measurements by comparing the land and real property market values to independently developed ranges using relevant market data derived from industry transaction databases and published industry reports.

/s/ GRANT THORNTON LLP

We have served as the Partnership's auditor since 2024.

Denver, Colorado

March 2, 2026

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of

Aimco OP L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, partners’ capital, and cash flows of Aimco OP L.P. (the Partnership) for the year ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Denver, Colorado

February 26, 2024,

except for the consolidated statement of operations, consolidated statement of cash flows, Note 2, Note 4, Note 10, Note 14, Note 15 and Schedule III, as to which the date is

March 2, 2026

AIMCO OP L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2025	December 31, 2024
ASSETS
Buildings and improvements	$1,014,902	$1,145,332
Land	222,315	246,881
Total real estate	1,237,217	1,392,213
Accumulated depreciation	(287,285)	(322,708)
Net real estate	949,932	1,069,505
Cash and cash equivalents	394,891	141,072
Restricted cash	11,670	30,051
Notes receivable	103,863	58,794
Right-of-use lease assets - finance leases	106,438	107,714
Other assets, net	82,092	92,600
Assets from discontinued operations and held for sale, net	26,847	457,174
Total assets	$1,675,733	$1,956,910

LIABILITIES AND EQUITY
Non-recourse property debt, net	$339,483	$444,426
Non-recourse construction loans and bridge financing, net	399,142	385,240
Total indebtedness	738,625	829,666
Deferred tax liabilities	—	101,457
Lease liabilities - finance leases	124,794	121,845
Dividends payable	4,320	89,182
Accrued liabilities and other	147,362	95,911
Liabilities related to discontinued operations and assets held for sale, net	107,747	406,552
Total liabilities	1,122,848	1,644,613

Redeemable noncontrolling interests in consolidated real estate partnerships	158,292	142,931

Commitments and contingencies (Note 13)

Partners’ capital:
General Partner and Special Limited Partner (140,158,784 and 136,351,966 OP Units issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	361,853	122,957
Limited Partners (4,924,401 and 7,555,109 OP Units issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	12,740	6,849
Partners’ capital attributable to Aimco Operating Partnership	374,593	129,806
Noncontrolling interests in consolidated real estate partnerships	20,000	39,560
Total partners’ capital	394,593	169,366
Total liabilities and partners’ capital	$1,675,733	$1,956,910

See accompanying notes to the consolidated financial statements.

AIMCO OP L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per common unit data)

	Year Ended December 31,
	2025	2024	2023
REVENUES
Rental and other property revenues	$138,486	$137,700	$119,925

OPERATING EXPENSES
Property operating expenses	68,355	68,077	51,655
Depreciation and amortization	58,278	77,133	58,118
General and administrative expenses	34,026	32,837	32,865
Impairment on real estate	147,456	—	—
Total operating expenses	308,115	178,047	142,638

Interest income	8,646	9,643	9,715
Interest expense	(59,429)	(59,364)	(26,922)
Mezzanine investment income (loss), net	856	(2,432)	(155,814)
Realized and unrealized gains (losses) on interest rate contracts	(471)	1,752	1,119
Realized and unrealized gains (losses) on equity investments	(5,790)	(49,504)	700
Gain on dispositions of real estate	237,060	10,600	7,984
Credit loss expense	(22,899)	—	—
Other income (expense), net	(4,192)	(5,581)	(7,657)
Income (loss) from continuing operations before income tax	(15,848)	(135,233)	(193,588)
Income tax benefit (expense)	57,595	11,071	12,752
Net income (loss) from continuing operations	41,747	(124,162)	(180,836)
Income (loss) from discontinued operations, net of taxes	551,221	28,162	23,517
Net income (loss)	592,968	(96,000)	(157,319)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(13,237)	(13,958)	(13,924)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(781)	1,849	(3,991)
Net income (loss) attributable to Aimco Operating Partnership	$578,950	$(108,109)	$(175,234)

Earnings (loss) per common unit - basic
Income (loss) from continuing operations attributable to Aimco Operating Partnership per common unit	$0.20	$(0.94)	$(1.32)
Income (loss) from discontinued operations attributable to Aimco Operating Partnership per common unit	3.75	0.19	0.16
Net income (loss) attributable to Aimco Operating Partnership per common unit – basic (Note 10)	$3.95	$(0.75)	$(1.16)

Earnings (loss) per common unit - diluted
Income (loss) from continuing operations attributable to Aimco Operating Partnership per common unit	$0.19	$(0.94)	$(1.32)
Income (loss) from discontinued operations attributable to Aimco Operating Partnership per common unit	3.68	0.19	0.16
Net income (loss) attributable to Aimco Operating Partnership per common unit – diluted (Note 10)	$3.87	$(0.75)	$(1.16)

Weighted-average common units outstanding – basic	144,871	146,120	151,371
Weighted-average common units outstanding – diluted	147,581	146,120	151,371

See accompanying notes to the consolidated financial statements.

AIMCO OP L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2022	$547,852	$29,212	$577,064	$48,294	$625,358
Net income (loss)	(166,196)	(9,038)	(175,234)	3,991	(171,243)
Redemption of OP Units held by third parties and reallocation of limited partners' interests in Aimco Operating Partnership	4,501	(5,582)	(1,081)	—	(1,081)
Share-based compensation expense	7,299	3,196	10,495	—	10,495
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	272	272
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(1,291)	(1,291)
Redemption of OP Units held by Aimco	(45,338)	—	(45,338)	—	(45,338)
Other OP Unit issuances	1,540	1,272	2,812	—	2,812
Other, net	(6)	1	(5)	(1)	(6)
Balances at December 31, 2023	349,652	19,061	368,713	51,265	419,978
Net income (loss)	(102,468)	(5,641)	(108,109)	(1,849)	(109,958)
Redemption of OP Units held by third parties and reallocation of limited partners' interests in Aimco Operating Partnership	1,078	(2,061)	(983)	—	(983)
Share-based compensation expense	7,490	23	7,513	—	7,513
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	1,056	1,056
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(1,614)	(1,614)
Purchase of noncontrolling interests in consolidated real estate partnerships	(9,913)	—	(9,913)	(9,268)	(19,181)
Redemption of OP Units held by Aimco	(38,945)	—	(38,945)	—	(38,945)
Other OP Unit issuances	646	—	646	—	646
Distributions declared	(84,649)	(4,533)	(89,182)	—	(89,182)
Other, net	66	—	66	(30)	36
Balances at December 31, 2024	122,957	6,849	129,806	39,560	169,366
Net income (loss)	554,009	24,941	578,950	781	579,731
Share-based compensation expense	6,572	2	6,574	—	6,574
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	585	585
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(1,412)	(1,412)
Purchase of noncontrolling interests in consolidated real estate partnerships (Note 3)	(7,765)	—	(7,765)	(9,997)	(17,762)
Deconsolidation of real estate partnership (Note 3)	—	—	—	(9,281)	(9,281)
Redemption of OP Units held by third parties and reallocation of limited partners' interests in Aimco Operating Partnership	7,163	(7,810)	(647)	—	(647)
Purchase of redeemable noncontrolling interests in consolidated real estate partnerships	323	—	323	—	323
Redemption of OP Units held by Aimco	(256)	—	(256)	—	(256)
Other OP Unit issuances	(1,637)	—	(1,637)	—	(1,637)
Distributions declared	(319,446)	(11,194)	(330,640)	—	(330,640)
Other, net	(67)	(48)	(115)	(236)	(351)
Balances at December 31, 2025	$361,853	$12,740	$374,593	$20,000	$394,593

See accompanying notes to the consolidated financial statements

AIMCO OP L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$592,968	$(96,000)	$(157,319)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,278	77,133	58,118
Mezzanine investment (income) loss, net	(856)	2,432	155,814
Realized and unrealized (gains) losses on interest rate contracts	471	(1,752)	(1,119)
Realized and unrealized (gains) losses on equity investments	5,790	49,504	(700)
Income tax expense (benefit)	(57,595)	(11,071)	(12,752)
Share-based compensation	5,897	6,494	9,221
Loss (income) from unconsolidated real estate partnerships	(1,558)	1,358	(875)
Impairment on real estate	147,456	—	—
Loss on extinguishment of debt, net	1,504	947	938
Gain on dispositions of real estate	(237,060)	(10,600)	(7,984)
Credit loss expense	22,899	—	—
Other, including amortization of debt issuance costs	5,569	20,059	2,440
Discontinued operations:
Depreciation and amortization	4,783	9,226	10,716
Income tax (benefit) expense	13,995	—	—
Gain on dispositions of real estate	(545,914)	—	—
Other adjustments to income (loss) from discontinued operations	1,726	127	123
Changes in operating assets and operating liabilities:
Operating assets, net	(1,985)	(13,355)	335
Operating liabilities, net	(8,275)	12,482	(6,489)
Total adjustments	(584,875)	142,984	207,786
Net cash provided by operating activities	8,093	46,984	50,467
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	—	—	(4,108)
Capital expenditures	(99,623)	(160,027)	(272,497)
Proceeds from dispositions of real estate	973,460	186,203	9,254
Distributions received from unconsolidated real estate partnerships	—	—	4,209
Investment in unconsolidated real estate partnerships	—	(383)	(3,786)
Proceeds from dispositions of unconsolidated real estate partnerships	—	5,766	—
Purchase of treasury bill	—	—	(53,773)
Proceeds from treasury bill	—	—	54,727
Other investing activities	1,129	(958)	5,578
Net cash provided by (used in) investing activities	874,966	30,601	(260,396)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse construction loans and bridge financing	48,213	330,542	174,445
Proceeds from revolving credit facility	43,800	—	—
Proceeds from sale of participation in Mezzanine Investment	—	—	37,500
Principal repayments on non-recourse property debt	(227,743)	(3,166)	(85,974)
Principal repayments on non-recourse construction loans and bridge financing	(42,081)	(267,032)	—
Principal repayments on revolving credit facility	(43,800)	—	—
Payments of deferred loan costs	(473)	(6,340)	(229)
Purchase of interest rate contracts	(666)	(710)	(712)
Proceeds from interest rate contracts	1,579	6,526	58,906
Payments on finance leases	(75)	(514)	(2,694)
Common stock repurchased	(256)	(38,945)	(46,843)
Payments related to withholding taxes for share-based compensation	(4,328)	(941)	—
Dividends paid on common stock and distributions paid on OP Units	(415,557)	—	—
Redemption of redeemable noncontrolling interests	—	(38,473)	—
Distributions to redeemable noncontrolling interests	(8,158)	(8,318)	(9,243)
Contributions from noncontrolling interests in consolidated real estate partnerships	585	1,056	272
Distributions to noncontrolling interests in consolidated real estate partnerships	(1,412)	(1,614)	(1,291)
Contributions from redeemable noncontrolling interests	15,789	6,409	125
Redemption of OP Units held by third parties	(648)	(983)	(1,081)
Purchase of redeemable noncontrolling interests in consolidated real estate partnerships	(5,096)	—	—
Purchase of noncontrolling interests in consolidated real estate partnerships	(7,500)	(19,181)	—
Other financing activities	(992)	(2,212)	(3,751)
Net cash provided by (used in) financing activities	(648,819)	(43,896)	119,430
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	234,240	33,689	(90,499)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	172,956	139,267	229,766
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$407,196	$172,956	$139,267

See accompanying notes to the consolidated financial statements

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Aimco, through a wholly-owned subsidiary, is the general partner and is, directly, the special limited partner of Aimco OP L.P. (“Aimco Operating Partnership”). As of December 31, 2025, Aimco owned 94.1% of the legal interest in the common partnership units of Aimco Operating Partnership and 96.6% of the economic interest in Aimco Operating Partnership. The remaining 5.9% legal interest is owned by limited partners. The common partnership units of Aimco Operating Partnership are referred to as “OP Units”. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

This filing combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2025, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, each is referred to specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

At December 31, 2025, our entire portfolio of operating residential apartment communities includes 2,524 apartment homes within 15 consolidated stabilized operating properties, including two operating properties held for sale, complete 689-unit community with approximately 105,000 square feet of retail space, a complete 220-unit community, and four unconsolidated properties. Additionally, we have a completed single family rental community with 16 homes and eight accessory dwelling units, a waterfront ground-up development under construction with 114 planned units, a 106-key luxury hotel with event space, and undeveloped land parcels. We also hold other alternative investments, including our Mezzanine Investment (see Note 2 for further information); our investment in IQHQ Holdings, LP (“IQHQ”); and our investment in real estate technology funds.

On November 10, 2025, our Board of Directors (the “Board”) determined advisable and approved a Plan of Sale and Liquidation (the “Plan of Sale and Liquidation”), subject to stockholder approval. The Plan of Sale and Liquidation provides for the Company’s complete liquidation and dissolution in accordance with Section 331, Section 336 and Section 346(a) of the Internal Revenue Code of 1986 (the “Code”), as amended, and the MGCL. On February 6, 2026, holders of Common Shares representing approximately 83% of the outstanding Common Shares voted in favor of the adoption of the Plan of Sale and Liquidation. As a result, the Plan of Sale and Liquidation was adopted.

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

Common noncontrolling interests in Aimco Operating Partnership

Common noncontrolling interests in Aimco Operating Partnership consist of OP Units held by third parties, and are reflected in Aimco’s accompanying Consolidated Balance Sheets as Common noncontrolling interests in Aimco Operating Partnership. Aimco Operating Partnership’s income or loss is allocated to the holders of OP Units, other than Aimco, based on the weighted-average number of OP Units (including OP Units held by Aimco) outstanding during the period. For the years ended December 31, 2025, 2024, and 2023, the holders of OP Units had a weighted-average economic ownership interest in Aimco Operating Partnership of approximately 4.5%, 5.2%, and 5.1%, respectively. Substantially all of the assets and liabilities of Aimco are held by Aimco Operating Partnership.

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

Redeemable noncontrolling interests in consolidated real estate partnerships as of December 31, 2025, consists of the following: (i) a preferred equity interest that receives 8.0% preferred return per annum in an entity that owns a portfolio of operating apartment communities, (ii) a preferred equity interest accruing 9.7% preferred return per annum in a consolidated joint venture with a residential apartment community in lease-up, and (iii) a preferred equity interest accruing 14.5% preferred return per annum in an entity that owns a waterfront ground-up development. Capital contributions, distributions, and net income attributable to redeemable noncontrolling interests in consolidated real estate partnerships are determined in accordance with the relevant partnership agreements. These interests are presented as Redeemable noncontrolling interests in consolidated real estate partnerships in our Consolidated Balance Sheets as of December 31, 2025.

The assets of our consolidated real estate partnerships must first be used to settle the liabilities of the consolidated real estate partnerships. The consolidated real estate partnership’s creditors do not have recourse to the general credit of Aimco Operating Partnership.

The following table shows changes in our redeemable noncontrolling interests in consolidated real estate partnerships during the years ended December 31, 2025 , 2024, and 2023 (in thousands):

	2025	2024	2023
Balance at Beginning of Period	$142,931	$171,632	$166,826
Contributions	15,789	6,409	125
Distributions	(8,158)	(8,318)	(9,243)
Purchases(1)	(5,419)	—	—
Redemptions	—	(38,473)	—
Net income	13,237	13,958	13,924
Other(2)	(88)	(2,277)	—
Balance at December 31,	$158,292	$142,931	$171,632

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

Throughout the term of the Mezzanine Investment, we have performed an assessment to determine whether the fair value of the Mezzanine Investment is less than its net carrying value on an other-than-temporary basis. In 2023, we determined our Mezzanine Investment was incrementally impaired after considering various factors, including the mezzanine loan’s nearing maturity date and further decline in value of the real estate collateral. As a result, we recognized a non-cash impairment charge of $158.0 million to reduce the carrying value of the Mezzanine Investment to zero.

In June 2023, we closed on the sale of a 20% non-controlling participation in the Mezzanine Investment for $33.5 million. The partial sale and transfer of the financial interest did not qualify for sale accounting and therefore, we recorded the cash received from the purchaser as a liability, which is included in Accrued liabilities and other in our Consolidated Balance Sheets. Although the cash received is accounted for as a liability, no amount is due to the purchaser until after we receive $134.0 million plus an annualized return. While the Mezzanine Investment had not been repaid and was in maturity default as of December 31, 2025, we are precluded from derecognizing the liability until it has been extinguished in accordance with GAAP.

In connection with the participation sold, the purchaser also made a $4.0 million non-refundable payment for the option to acquire the remaining 80% in the Mezzanine Investment. The option expired unexercised in the quarter ended December 31, 2023. As a result, we recognized the non-refundable payment in Mezzanine investment income (loss), net in our Consolidated Statements of Operations.

Real Estate

Capital additions

We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopments, other tangible apartment community improvements, and replacements of existing community components. Included in these capitalized costs are payroll costs associated with time spent by employees in connection with the planning, execution, and control of all capital addition activities at our communities. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital addition activities. We also capitalize interest, property taxes, and insurance during periods in which construction projects are in progress. We commence capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, at the point in time when activities necessary to get communities, apartment homes, or leased spaces ready for their intended use begin. These activities include when communities, apartment homes or leased spaces are undergoing physical construction, as well as when homes or leased spaces are held vacant in advance of planned construction, provided that other activities such as permitting, planning, and design are in progress. We cease the capitalization of costs when the capital additions activities are suspended or when communities or components thereof are substantially complete and ready for their intended use, which is typically when construction has been completed and homes or leased spaces are available for occupancy. We charge costs including ordinary repairs, maintenance, and resident turnover costs to property operating expense, as incurred.

For the years ended December 31, 2025, 2024, and 2023, we capitalized to buildings and improvements $12.9 million, $21.5 million, and $39.7 million of interest costs, respectively. For the years ended December 31, 2025, 2024, and 2023, we capitalized to buildings and improvements $5.7 million, $8.0 million, and $14.3 million of indirect costs, respectively.

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

In connection with the held for sale evaluation, if the disposal or intended disposal represents a strategic shift in operations (e.g., a disposal of a major geographic area or a major line of business) that has, or will have, a major effect on our consolidated financial statements, then the property is presented as discontinued operations. For any property qualifying for classification as discontinued operations, the components of net income (loss) presented as discontinued operations are primarily comprised of rental and other property revenues, property operating expenses, depreciation and amortization, and interest expense. We reclassify interest expense related to property debt within discontinued operations when the related property is sold or classified as held for sale. For periods prior to the property qualifying for discontinued operations, we reclassify the results of operations to discontinued operations. The net gain on sale is presented in discontinued operations when recognized. We combine the operating, investing, and financing portions of cash flows attributable to discontinued operations with respective cash flows from continuing operations in the accompanying Consolidated Statements of Cash Flows. See Note 14 for additional information regarding assets held for sale and discontinued operations. Unless otherwise noted or separately presented, the information disclosed in Note 3 through Note 16 (with the exception of Note 14) refer only to our continuing operations and do not include discussion of balances or activity related to the properties presented within discontinued operations.

Impairment of real estate and other long-lived assets

Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an asset may not be recoverable, we assess its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the asset. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset. The future cash flows utilized in the evaluation of recoverability and the measurement of fair value are highly subjective and are based on assumptions, such as anticipated hold periods, future occupancy, future rental or room rates, discount rates, capitalization rates, and recent sales data for comparable properties. In the year ended December 31, 2025, we assessed our properties for impairment as a result of a change in estimated hold period, and, for certain development pipeline properties, the decision not to pursue development given the Plan of Sale and Liquidation. Our assessment resulted in $147.5 million of impairment recognized on certain properties located within Colorado's Front Range and Southeast Florida for the year ended December 31, 2025. The properties are presented within the Development and Other segments within Note 15. There were no such impairments for the years ended December 31, 2024 and 2023.

Restricted cash

Restricted cash consists of tenant security deposits, cash restricted as required by our debt agreements, and cash restricted in association with legal, municipal, federal, or tax requirements. The reconciliation of cash flow information is as follows (in thousands):

	2025	2024	2023
Cash and cash equivalents	$394,891	$141,072	$122,601
Restricted cash	11,670	30,051	15,452
Restricted cash from discontinued operations and held for sale	635	1,833	1,214
Cash, cash equivalents, and restricted cash	$407,196	$172,956	$139,267

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

Supplemental cash flow information for the years ended December 31, 2025, 2024, and 2023 is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$60,505	$47,554	$32,795
Cash paid for income taxes (Note 7)	498	931	1,711
Non-cash transactions associated with the disposition of real estate:
Issuance of seller financing	85,000	—	17,432
Non-recourse property debt assumed by buyer	173,435	—	—
Other non-cash investing and financing transactions:
Right-of-use lease assets - operating leases	225	—	718
Lease liabilities - operating leases	225	—	718
Notes receivable settled in deconsolidation of real estate partnership (Note 3)	19,038	—	—
Contribution of real estate to unconsolidated real estate partnership	—	—	5,700
Accrued capital expenditures (at end of year)	16,355	11,962	40,340

Notes receivable

In accordance with GAAP, notes receivable are classified as held for sale or held for investment. Notes receivable are classified as held for sale when originated with the intent and ability to sell the loan. Notes receivable held for sale are recorded at the lower of amortized cost or fair value and determined on an aggregate basis. Notes receivable held for investment are recorded at amortized cost, net of the estimated provision for expected credit losses. A write-off is recognized when all or a portion of the notes receivable is deemed uncollectible. Interest income on notes receivable is recognized using the effective interest method and is classified within Interest income in our Consolidated Statements of Operations. Direct costs incurred in originating notes, along with any premium or discount, are deferred and amortized as an adjustment to interest income over the note’s term using the effective interest method, or on a straight-line basis, which approximates the effective interest method when used.

The following table summarizes our Notes receivable as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Notes receivable - held for sale:
Note A (1)	$85,363	$—
Notes receivable - held for investment:
Note B (2)	18,500	40,209
Note C (3)	—	18,585
Total notes receivable	$103,863	$58,794

(1) In December 2025, Aimco issued seller financing notes in conjunction with the sale of the Brickell Assemblage. Refer to Note 3 for a description of the contractual terms of the seller financing notes.

(2) Subsequent to year end, we finalized an agreement to monetize a seller financing note that had an effective interest rate of 6.0% and a current annual interest rate of 2.9%. The agreement was structured as a modification and repayment of the note in January 2026, reducing the principal balance of $43.2 million to $18.5 million. As a result, we recorded a provision for credit losses of $22.9 million and a write-off to reduce the amortized cost to $18.5 million as of December 31, 2025. The provision for credit losses is reflected in Credit loss expense in our Consolidated Statements of Operations and as a reduction in the carrying value of Notes Receivable in our Consolidated Balance Sheets. Prior to the write-off, the amortized cost was $41.4 million, calculated as the note's $43.2 million principal balance less unamortized discount of $1.5 million and allowance for credit losses of $0.3 million. For the years ended December 31, 2025, 2024, and 2023, the amortization of the discount was $1.2 million, $1.1 million, and $1.1 million, respectively, which was recorded as a component of Interest Income in our Consolidated Statements of Operations.

A roll forward of our allowance for credit losses for the year ended December 31, 2025 is as follows:

2025
Balance at Beginning of Period	$(276)
Provision for credit losses	(22,899)
Write-offs charged against allowance for credit losses	23,175
Balance at December 31,	$—

(3) In December 2023, we sold a land parcel in downtown Fort Lauderdale also referred to as 200 Broward Avenue. In conjunction with this sale, we provided seller financing with a stated value of $21.2 million that was recorded net of $3.8 million of variable consideration. A portion of the interest payments accrued and were added to the principal balance, due at maturity of the note. In October 2025 we completed the transfer of our ownership interest in the joint venture holding the seller financing as further discussed in Note 3.

Other assets, net

Other assets, net were comprised of the following amounts as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Other investments	$9,444	$16,115
Deferred costs, deposits, and other	9,322	11,233
Prepaid expenses and real estate taxes	16,079	13,209
Interest rate contracts (1)	55	891
Unconsolidated real estate partnerships	15,270	15,155
Intangible assets, net	12,262	13,154
Corporate fixed assets, net of accumulated depreciation of $10,103 and $9,591 as of December 31, 2025 and December 31, 2024, respectively	5,880	9,844
Accounts receivable, net of allowances of $927 and $352 as of December 31, 2025 and December 31, 2024, respectively	13,780	7,824
Deferred tax assets	—	5,175
Total other assets, net	$82,092	$92,600

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

During the year ended December 31, 2025, we sold our investment in stock, historically measured at fair value. During the year ended December 31, 2025, we recognized net losses on our investment in stock of $0.3 million, compared to unrealized losses of $1.3 million in 2024 and unrealized gains of $0.7 million in 2023. During the years ended December 31, 2025, 2024 and 2023, we recognized unrealized gains on our investments in property technology funds of $1.1 million, $0.4 million, and $0.0 million, respectively. See Note 12 for discussion of our fair value measurements for these investments.

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

On a periodic basis, we perform a qualitative impairment assessment on our investment in IQHQ in accordance with GAAP. During the year ended December 31, 2025, we determined that our investment in IQHQ was impaired after consideration of factors, such as continued adverse capital market conditions, IQHQ's financial condition, and capital raising activities that further diluted our investment. As a result, we recorded a non-cash impairment charge of $6.6 million to reduce the carrying value of the investment in IQHQ to $4.5 million as of December 31, 2025.

The non-cash impairments are reflected in Realized and unrealized gains (losses) on equity investments in our Consolidated Statements of Operations for the years ended December 31, 2025, and 2024, and as a reduction in the carrying value of Other investments included in Other assets, net in our Consolidated Balance Sheets as of December 31, 2025, and 2024. No realized or unrealized gains or losses were recognized during the year ended December 31, 2023.

	As of December 31,
	2025	2024
Equity ownership in IQHQ under measurement alternative:
Initial cost of remaining balance	$39,185	$39,185
Cumulative upward adjustments	20,501	20,501
Cumulative impairment	(55,167)	(48,615)
Total carrying value	$4,519	$11,071

Deferred costs, deposits, and other

We defer leasing costs incremental to a lease that we would not have incurred if the contract had not been obtained. These costs are amortized over the lease term on the same basis as lease income, and are included in Depreciation and amortization in our Consolidated Statements of Operations.

We also defer debt issuance costs, lender fees and other direct costs incurred in obtaining new financing and amortize the amounts over the terms of the related loan agreements. In connection with the modification of existing financing arrangements, we defer lender fees and amortize these costs and any unamortized debt issuance costs over the term of the modified loan agreement. Debt issuance costs associated with non-recourse property debt are presented as a direct deduction from the related liabilities in Non-recourse property debt, net in our Consolidated Balance Sheets. We record debt issuance costs associated with construction loans that have not been drawn in Other assets, net in our Consolidated Balance Sheets. These costs are reclassified as a direct deduction to the construction loan liability in proportion to any draws on the loans in Non-recourse construction loans, net in our Consolidated Balance Sheets and subsequently amortized under either the effective interest method or on a straight-line basis, which approximates the effective interest method when used, over the remaining term of the arrangement in Interest expense in our Consolidated Statements of Operations.

When financing arrangements are repaid or otherwise extinguished prior to maturity, unamortized debt issuance costs are written off. Any lender fees or other costs incurred in connection with an extinguishment are recognized as an expense. Amortization and write-off of debt issuance costs and other extinguishment costs are included in Interest expense in our Consolidated Statements of Operations.

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

On a periodic basis, we assess our investments in unconsolidated real estate partnerships for impairment. An investment is considered impaired if we determine that its fair value is less than the net carrying value of the investment on an other-than-temporary basis. During the year ended December 31, 2024, we exercised our rights under an existing joint venture agreement, whereby our joint venture partner agreed to purchase our ownership interest in an unconsolidated investment in land held for development in Miami, Florida. As a result of the transaction, we recognized a non-cash other-than-temporary-impairment (“OTTI”) of $2.6 million, within Other income (expense), net in our Condensed Consolidated Statements of Operations. We did not recognize any such impairments of our investments in unconsolidated real estate partnerships during the years ended December 31, 2025, and 2023.

Intangible assets, net

Intangible assets are included in Other assets, net in our Consolidated Balance Sheets. We recognized amortization on our intangible assets for the years ended December 31, 2025, and 2024, of $0.9 and $0.3 million, respectively. The following table details intangible assets, net of accumulated amortization, for the years ended December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Intangible assets	$13,377	$25,950
Less: accumulated amortization	(1,115)	(12,796)
Intangible assets, net	$12,262	$13,154

Based on the balance of intangible assets as of December 31, 2025, the net aggregate amortization for the next five years and thereafter is expected to be as follows (in thousands):

Intangible assets
2026	$892
2027	892
2028	892
2029	892
2030	892
Thereafter	7,802
Total future amortization	$12,262

Corporate fixed assets, net

We capitalize qualified implementation costs incurred in a hosting arrangement that is a service contract for which we are the customer in accordance with the requirements for capitalizing costs incurred to develop internal-use software. These capitalized implementation costs are amortized on a straight-line basis. As of December 31, 2025 and 2024, net capitalized implementation costs of $4.7 million and $5.8 million, respectively, net of $1.3 million and $0.8 million of accumulated depreciation, respectively are included in Other assets, net in our Consolidated Balance Sheets.

Accounts receivable, net

We present our accounts receivable net of allowances for amounts that may not be collected. The allowance is determined based on an assessment of whether substantially all of the amounts due from the resident or tenant is probable of collection. This includes a specific tenant analysis and aging analysis. Additionally, as of December 31, 2025, Accounts receivable, net includes tax withholding receivables of $8.4 million related to property sales during the year ended December 31, 2025.

Revenue from leases

We are a lessor for residential and commercial leases. Our operating leases with residents may provide that the resident reimburse us for certain costs, primarily the resident’s share of utilities expenses, incurred by the apartment community. Our operating leases with commercial tenants may provide that the tenant reimburse us for common area maintenance, real estate taxes, and other recoverable costs incurred by the commercial property. Residential and commercial reimbursements represent revenue attributable to non-lease components for which the timing and pattern of recognition is the same as the revenue for the lease components. We have elected the practical expedient in accordance with Accounting Standards Codification (“ASC”) 842, Leases, to not separate non-lease components from associated lease components for all classes of underlying assets. Reimbursements and the related expenses are presented on a gross basis in our Consolidated Statements of Operations, with the reimbursements included in Rental and other property revenues in the period the recoverable costs are incurred. We recognize rental revenue attributed to lease components, net of any concessions, on a straight-line basis over the term of the lease.

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

In January 2025, we paid a special cash dividend of $0.60 per share to distribute the net proceeds resulting from our 2024 asset sales to stockholders. The special cash dividend was declared on December 19, 2024, to stockholders of record on January 14, 2025, and was accrued in Dividends payable in our Condensed Consolidated Balance Sheets as of December 31, 2024. On September 15, 2025, we declared a special cash dividend of $2.23 per share to distribute the net proceeds resulting from our sale of four of the five properties in our suburban Boston portfolio. The special cash dividend was paid on October 15, 2025, to stockholders of record on September 30, 2025. As of December 31, 2025, and December 31, 2024, we had a liability of $4.3 million and $1.0 million remaining, respectively, for forfeitable dividends on certain unvested share-based compensation awards, which will be paid when the requisite service-based and market-based conditions have been achieved.

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

During the years ended December 31, 2025, 2024, and 2023, the Benson Hotel generated revenues of $7.6 million, $6.7 million, and $2.7 million, respectively.

Advertising costs

Advertising costs are expensed as incurred and are included within Property operating expenses in our Consolidated Statements of Operations. For the years ended December 31, 2025, 2024, and 2023, we recognized total advertising costs of $2.2 million, $2.0 million, and $1.0 million, respectively.

Gain or (loss) on dispositions of real estate

Gains or losses on dispositions are recognized when the criteria for the derecognition of a nonfinancial asset are met, including when control of the real estate has transferred. Upon disposition, the related assets and liabilities are derecognized, and the gain or loss on disposition is recognized as the difference between the carrying amount of those assets and liabilities and the value of consideration received. For the years ended December 31, 2025, 2024, and 2023, we recognized total Gain on dispositions of real estate, including discontinued operations, of $783.0 million, $10.6 million, and $8.0 million, respectively. Refer to Note 3 for further information regarding real estate dispositions.

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

Income tax benefit (expense)

Aimco

Aimco has elected to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 1994, and has not revoked such election. A REIT is a corporate entity which holds real estate interests and can deduct from its federally taxable income qualifying dividends it pays if it meets a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its adjusted taxable income to stockholders. Therefore, as a REIT, Aimco generally will not be subject to corporate level federal income tax on its taxable income if it annually distributes 100% of its taxable income to its stockholders.

The states in which we operate generally have similar tax provisions which recognize Aimco as a REIT for state income tax purposes. We believe that all such conditions for the exemption from income taxes on ordinary income have been or will be met for the periods presented. Accordingly, no provision for federal and state income taxes has been made. If Aimco fails to qualify as a REIT in any taxable year, we will be subject to federal corporate income taxes at regular corporate rates and may not be able to qualify as a corporate REIT for four subsequent taxable years. Even if Aimco qualifies for taxation as a REIT, we may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on our undistributed taxable income and in certain other instances.

Taxable income from activities performed through our taxable REIT subsidiaries (“TRS”) is subject to federal, state and local income taxes. For the years ended December 31, 2025, 2024, and 2023, we recognized income tax benefit (expense) attributable to continuing operations of $57.6 million, $11.1 million, and $12.8 million, respectively.

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

When applicable, we recognize interest and/or penalties related to uncertain tax positions within Income tax benefit (expense) in our Consolidated Statements of Operations. As of December 31, 2025 and 2024, we did not have any material accrued interest or penalties. Aimco and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions.

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

Accounting pronouncements adopted in the current year

We adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” prospectively. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid net of refunds, (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state and foreign). The adoption of this standard has an effect on our disclosures on income tax (Note 7).

Recent accounting pronouncements

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, which requires disaggregated disclosure of income statement expenses. The ASU does not change the expense captions an entity presents on the face of the income statement. Rather, it requires disclosure in a tabular format of the disaggregation of any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depletion. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 should be applied on a prospective basis, while retrospective application is permitted. Management has determined this accounting pronouncement will not have a material effect on our financial statements due to the expected change to liquidation basis of accounting upon stockholder approval of the Plan of Sale and Liquidation.

Note 3 — Significant Transactions

Real estate dispositions

During the years ended December 31, 2025, 2024, and 2023, we sold properties as summarized below (dollars in thousands):

	Year ended December 31,
	2025	2024	2023
Number of properties sold	7	2	1
Gain on sale of real estate, continuing operations	$237,060	$10,600	$6,138
Gain on sale of real estate, discontinued operations	545,914	—	—
Total gain on sale of real estate	$782,974	$10,600	$6,138

During the year ended December 31, 2025, we sold the five properties within our Boston Portfolio for an aggregate purchase price of $740.0 million. In connection with the sale, $173.4 million of non-recourse property debt was assumed by the buyer. We recognized a gain from the sale of the Boston Portfolio of $545.9 million within Income (loss) from discontinued operations, net of taxes in our Consolidated Statements of Operations.

During the year ended December 31, 2025, we sold our ownership interests in the two properties comprising the Brickell Assemblage for an aggregate purchase price of $520.0 million. The sale included $85.0 million of transferable seller financing notes provided from Aimco to the buyer at closing. The seller financing notes have initial terms of 24 months with compounding interest rates that increase from 12% to 16% after twelve months, as well as exit fees of 3%. The seller financing notes also allow for two successive one-year renewal options at the buyer's election, upon which the interest rates will increase to 20% and 24%, respectively. We recognized a gain from the sale of the Brickell Assemblage of $237.1 million.

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

Redemptions and purchases of noncontrolling interests

In October 2025, we completed the transfer of ownership interests with our joint venture partner at the development land sites along Broward Avenue in Fort Lauderdale, Florida. We exchanged our ownership in 200 Broward Avenue, which was subject to a non-performing seller financing note, along with $7.5 million of cash, for full ownership of 300 Broward Avenue. The transaction resulted in reductions of Noncontrolling interests in consolidated real estate partnerships of $19.3 million and Additional paid-in capital of $7.8 million.

In May 2025, we purchased all of the outstanding redeemable noncontrolling interest from our development partner in the Strathmore Square property for a cash purchase price of $5.0 million. The transaction resulted in a reduction of Redeemable noncontrolling interests in consolidated real estate partnerships of $5.4 million and an increase in Additional paid-in capital of $0.3 million.

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

Note 4 — Lease Arrangements

Aimco as Lessor

Our apartment homes and commercial spaces are leased to tenants under operating leases. As of December 31, 2025, our apartment home leases generally have initial terms of 24 months or less. As of December 31, 2025, our commercial space leases have initial terms between 5 and 15 years and represent approximately 9% to 10% of our total revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and other certain conditions.

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

We have a sublease arrangement providing space within our corporate office for fixed rents, commencing on January 1, 2021, and expiring on May 31, 2029. For the years ended December 31, 2025, 2024, and 2023, we recognized sublease income of $1.4 million, $1.4 million, and $1.4 million, respectively.

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements and other services. We have elected the practical expedient to not separate non-lease components from associated lease components in accordance with ASC 842. For the years ended December 31, 2025, 2024, and 2023, our total lease income was comprised of the following amounts for all residential and commercial property leases (in thousands):

	Year ended December 31,
	2025	2024	2023
Fixed lease income	$118,602	$120,900	$107,871
Variable lease income	12,331	10,110	9,363
Total lease income	$130,933	$131,010	$117,234

Future minimum lease payments that are contractually due to us from our office space sublease and commercial space leases, excluding extension options, as of December 31, 2025, are as follows (in thousands):

	Corporate Office Sublease	Commercial Leases
2026	$1,433	$3,298
2027	1,443	3,388
2028	1,453	3,326
2029	630	3,364
2030	—	3,390
Thereafter	—	20,438
Total	$4,959	$37,204

Aimco as Lessee

Lease Arrangements

We are lessee to finance leases for the land underlying our development sites at Upton Place, Strathmore Square, and Oak Shore. We have operating leases primarily for corporate office space. Substantially all of our office lease payments are fixed. See the table below for lease costs, net of capitalized finance lease costs, for the years ended December 31, 2025, 2024, and 2023 (in thousands).

	Year ended December 31,
	2025	2024	2023
Operating lease costs	$1,611	$1,504	$1,514
Finance lease costs:
Amortization of right-of-use assets, net of capitalized amounts	1,277	1,092	—
Interest on lease liabilities, net of capitalized amounts	7,479	6,300	282
Total lease costs, net of capitalized amounts	$10,367	$8,896	$1,796

Our finance lease for the land at Oak Shore provides Aimco with the option to terminate the lease after the property reaches stabilization, subject to certain conditions. The lease term includes the periods covered by this option. The weighted-average remaining terms and discount rates for our operating and finance leases are summarized in the table below as of December 31, 2025 and 2024.

	2025	2024
Weighted average remaining lease term (years):
Operating leases	3.3	4.3
Finance leases	91.6	92.5

Weighted-average discount rate:
Operating leases	3.4%	3.5%
Finance leases	6.1%	6.1%

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

As of December 31, 2025 and 2024, operating lease right-of-use lease assets of $3.5 million and $4.7 million, respectively, are included in Other assets, net in our Consolidated Balance Sheets. As of December 31, 2025 and 2024, operating lease liabilities of $7.2 million and $9.2 million, respectively, are included in Accrued liabilities and other in our Consolidated Balance Sheets.

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

Annual Future Minimum Lease Payments

Combined minimum annual lease payments under operating and finance leases are as follows as of December 31, 2025 (in thousands):

	Operating Leases	Finance Leases
2026	$2,272	$4,568
2027	2,380	5,483
2028	2,181	5,596
2029	843	5,708
2030	—	5,824
Thereafter	—	1,416,165
Total	7,676	1,443,344
Less: Discount	(427)	(1,318,550)
Total lease liabilities	$7,249	$124,794

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

Aimco Operating Partnership is the primary beneficiary of, and therefore consolidates, three VIEs that own interests in real estate. Assets of our consolidated VIEs must first be used to settle the liabilities of those VIEs. The consolidated VIEs' creditors do not have recourse to the general credit of Aimco Operating Partnership.

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

The details of our consolidated and unconsolidated VIEs, excluding those of Aimco Operating Partnership, are summarized in the table below as of December 31, 2025 and 2024 (in thousands, except for Count of VIEs):

	As of December 31, 2025		As of December 31, 2024
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Count of VIEs	3	7	6	7
Assets
Net real estate	$450,726	$—	$593,837	$—
Cash and cash equivalents	1,688	—	4,625	—
Restricted cash	6,817	—	14,913	—
Notes receivable	—	—	18,571	—
Right-of-use lease assets - finance leases	91,863	—	107,714	—
Other assets, net	10,610	19,789	26,028	26,226
Liabilities
Non-recourse construction loans and bridge financing, net	299,422	—	385,240	—
Lease liabilities - finance leases	108,433	—	121,845	—
Accrued liabilities and other	16,953	33,500	14,518	33,500

In May 2025, we purchased our development partner's interest in the first phase of development at Strathmore Square. Prior to the purchase, Strathmore Square was consolidated as a VIE. Subsequent to the purchase, Strathmore Square is consolidated under the voting model. Refer to Note 3 for further discussion on the transaction.

In October 2025, we exchanged our ownership in 200 Broward Avenue for full ownership of 300 Broward Avenue with our joint venture partner. Prior to the exchange, 200 Broward Avenue and 300 Broward Avenue were consolidated as VIEs. As a result of the exchange, we deconsolidated 200 Broward Avenue and consolidate 300 Broward Avenue under the voting model. Refer to Note 3 for further discussion on the transaction.

Note 6 —Debt

Non-recourse property debt

We finance apartment communities in our portfolio primarily using property-level, non-recourse, long-dated, fixed-rate debt. The following table summarizes non-recourse property debt as of December 31, 2025 and 2024 (in thousands):

				As of December 31,
	Maturity Date	Contractual Interest Rate Range	Weighted-Average Interest Rate	2025	2024
Fixed-rate property debt	June 1, 2029 to June 1, 2032	2.78% to 4.68%	4.39%	$341,796	$447,955
Variable-rate property debt				—	—
Total non-recourse property debt				$341,796	$447,955

Debt issuance costs, net of accumulated amortization				(2,313)	(3,529)
Total non-recourse property debt, net				$339,483	$444,426

Principal and interest on our non-recourse property debt are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. As of December 31, 2025, our property debt was secured by 12 properties with an aggregate net book value of $191.1 million. These non-recourse property debt instruments contain financial covenants common to the type of borrowing, and as of December 31, 2025, we were in compliance with all such covenants.

As of December 31, 2025, the scheduled principal maturity payments for the non-recourse property debt were as follows (in thousands):

Principal Maturity Payments
2026	$—
2027	—
2028	—
2029	179,646
2030	—
Thereafter	162,150
Total	$341,796

Non-recourse construction loans and bridge financing

Our construction loans and bridge financing, which are primarily non-recourse loans except for customary construction loan guarantees, are summarized in the following table as of December 31, 2025 and 2024 (in thousands):

				As of December 31,
	Maturity Date	Contractual Interest Rate Range	Weighted-Average Interest Rate	2025	2024
Fixed-rate construction loans and bridge financing	January 1, 2028 to December 23, 2052	3.25% to 6.39%	6.30%	$221,500	$261,792
Variable-rate construction loans	June 3, 2026 to October 1, 2028	6.33% to 8.17%	7.12%	$183,324	$131,958
Total non-recourse construction loans and bridge financing				$404,824	$393,750

Assumed debt fair value adjustment, net of accumulated amortization				(327)	(339)
Debt issuance costs, net of accumulated amortization				(5,355)	(8,171)
Total non-recourse construction loans and bridge financing, net				$399,142	$385,240

Interest-only payments on our construction loans and bridge financing are generally payable monthly with balloon payments due at maturity. As of December 31, 2025, our construction debt and bridge financing was secured by 4 properties with an aggregate net book value of $596.6 million.

As of December 31, 2025, the scheduled principal maturity payments, prior to the consideration of extension options, for the non-recourse construction loans were as follows (in thousands):

Principal Maturity Payments
2026	$116,115
2027	—
2028	282,209
2029	—
2030	—
Thereafter	6,500
Total	$404,824

Revolving Credit Facility

In December 2020, we entered into a credit agreement that provided for a $150.0 million secured credit facility, with a $20.0 million swingline loan sub-facility and a $30.0 million letter of credit sub-facility. In May 2025, we borrowed $42.8 million on the revolving credit facility to pay off the construction loan used to fund the construction of the first phase of Strathmore Square. In September 2025, we used proceeds from the sale of four suburban Boston properties to paydown in full $43.8 million of borrowings on our revolving credit facility. Certain properties sold served as collateral for the credit facility, which was retired upon completion of the sale.

Note 7 — Income Taxes

Deferred income taxes are provided for the change in temporary differences between the basis of certain assets and liabilities for financial reporting purposes and income tax reporting purposes. The expected future tax rates are based upon enacted tax laws. Significant components of our deferred tax liabilities and assets as of December 31, 2025 and 2024 are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax liabilities:
Real estate and real estate partnership basis differences(1)	$1,891	$101,833
Lease liability - finance lease	82	331
Deferred tax assets:
Right-of-use lease asset - finance lease	296	338
Other	2,048	3,059
Net operating, capital, and other loss carryforwards	15,970	10,251
Valuation allowance for deferred tax assets	(16,341)	(7,766)
Net deferred tax (asset) liability	$—	$96,282

(1) The significant decrease in real estate and real estate partnership basis differences during the year ended December 31, 2025, is primarily due to the sale of the Brickell Assemblage and the removal of the deferred tax liability that arose from the corporate structure used to complete the acquisition of 1001 Brickell.

Significant components of income tax (benefit) expense including any interest and penalties related to income taxes are as follows for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Current:
Federal	$38,853	$314	$463
State	364	226	(3,813)
Total current	39,217	540	(3,350)
Deferred:
Federal	(91,524)	(9,845)	(7,182)
State	(5,288)	(1,766)	(2,220)
Total deferred	(96,812)	(11,611)	(9,402)
Total income tax (benefit) expense	$(57,595)	$(11,071)	$(12,752)

Consolidated GAAP income or loss subject to tax consists of pretax income or loss of our taxable entities and income and gains retained by the REIT. For the years ended December 31, 2025, 2024, and 2023, we had consolidated net losses subject to tax of $33.1 million, $28.2 million, and $15.2 million, respectively.

For the year ended December 31, 2025, we recognized income tax benefit from continuing operations of $57.6 million, compared to income tax benefit of $11.1 million for the same period in 2024. The year-to-year change is due primarily to the removal of the deferred tax liability that arose in the original acquisition of 1001 Brickell offset by the actual income taxes associated with the gain on sale of the asset.

The reconciliation of income tax attributable to operations computed at the United States statutory rate to income tax benefit recognized for the year ended December 31, 2025, in accordance with the guidance in ASU 2023-09, is shown below (in thousands):

	2025
	Amount	Percent
Tax (benefit) expense at United States statutory rates on consolidated income or loss subject to tax	$(6,944)	21.0%
State income tax, net of federal (benefit) expense (1)	(4,925)	14.9%
Effect of cross-border tax laws (2)
FDAP	1,021	(3.1%)
FIRPTA	37,832	(114.4%)
Effect of transaction	(89,929)	272.0%
Changes in valuation allowances	5,492	(16.6%)
Other	(142)	0.4%
Total income tax (benefit) expense	$(57,595)	174.2%

(1) State taxes in Florida made up the majority (greater than 50%) of the tax effect in this category.

(2) The effect of the cross-border taxes primarily reflect income taxes incurred in conjunction with the sale of 1001 Brickell, offset by the removal of the deferred tax liability that arose in its original acquisition. The FDAP and FIRPTA amounts payable are included within Accrued liabilities and other within our Consolidated Balance Sheets.

The reconciliation of income tax attributable to continuing operations computed at the United States statutory rate to income tax benefit recognized for the years ended December 31, 2024 and 2023, in accordance with the guidance prior to the adoption of ASU 2023-09, is shown below (in thousands):

	2024		2023
	Amount	Percent	Amount	Percent
Tax (benefit) expense at United States statutory rates on consolidated income or loss subject to tax	$(5,929)	21.0%	$(3,189)	21.0%
United States income tax on earnings of foreign subsidiary	(4,171)	14.8%	(3,101)	20.4%
State income tax, net of federal (benefit) expense	(1,580)	5.6%	(8,320)	54.8%
Effects of permanent differences	(2,781)	9.9%	96	(0.6%)
Valuation allowance	3,472	(12.3%)	2,270	(14.9%)
Other	(82)	0.2%	(508)	3.3%
Total income tax (benefit) expense	$(11,071)	39.2%	$(12,752)	84.0%

Income taxes paid totaled approximately $0.9 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively. Below is a summary of income taxes paid, net of refunds, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 (in thousands):

2025
Income taxes paid, net of refunds:
Federal	$551
Florida	133
Illinois	(200)
Other states	14
Total income taxes paid, net of refunds	$498

At December 31, 2025, we had federal and state net operating loss carryforwards (“NOLs”), for which the deferred tax asset was approximately $16.0 million, before a valuation allowance of $16.0 million. The NOLs expire in the years ended 2033 to 2045. Subject to certain separate return limitations, we may use these NOLs to offset a portion of taxable income generated by our TRS entities.

For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, capital gains, qualified dividends, unrecaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2025, 2024, and 2023, tax attributes of dividends per share held for the entire year were estimated to be as follows (unaudited):

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Ordinary income	$—	0.0%	$—	0.0%	$—	0.0%
Capital gains	1.88	66.3%	—	0.0%	—	0.0%
Qualified dividends	—	0.0%	—	0.0%	—	0.0%
Unrecaptured § 1250 gain	0.95	33.7%	—	0.0%	—	0.0%
Return of capital	—	0.0%	—	0.0%	—	0.0%
Balance at December 31,	$2.83	100.0%	$—	0.0%	$—	0.0%

Because the statute of limitations has not yet elapsed, our United States federal income tax returns for the year ended December 31, 2022, and subsequent years and certain of our state income tax returns for the year ended December 31, 2022, and subsequent years are currently subject to examination by the IRS or other taxing authorities. If recognized, the unrecognized tax benefits would affect our effective tax rate.

A reconciliation of the beginning and ending balance of our unrecognized tax benefits is presented below and is included in Accrued liabilities and other in our Consolidated Balance Sheets (in thousands):

	2025	2024
Balance at January 1,	$1,974	$2,092
Additions based on tax positions in prior years	47	47
Lapse of applicable statute of limitations	—	(165)
Balance at December 31,	$2,021	$1,974

In accordance with the accounting requirements for stock-based compensation, we may recognize tax benefits in connection with the exercise of stock options by employees of our TRS entities and the vesting of restricted stock awards.

Note 8 — Aimco Equity

Common Stock

Aimco's Board is authorized to issue up to 510,587,500 shares of capital stock, which consists entirely of Common Stock as of December 31, 2025. Aimco had 140,158,784 and 136,351,966 shares of Common Stock issued and outstanding at December 31, 2025 and 2024, respectively.

Stock Repurchases

Aimco's Board has, from time to time, authorized Aimco to repurchase shares of its outstanding Common Stock. The total remaining authorization for future share repurchases is 16.2 million shares of its outstanding Common Stock, subject to certain customary limitations, which may be made from time to time in the open market or in privately negotiated transactions. This remaining authorization has no expiration date. During the year ended December 31, 2025, Aimco repurchased approximately 29,000 shares of its Common Stock at a weighted-average price of $8.66 per share. During the years ended December 31, 2024, and December 31, 2023, Aimco repurchased approximately 4.9 million and 6.2 million shares of its Common Stock at weighted-average prices of $8.01 and $7.33 per share, respectively.

Cash Dividends

As a REIT, Aimco is required to distribute annually to holders of shares of its Common Stock at least 90.0% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. Aimco's Board determines and declares Aimco's dividends. Pursuant to the Plan of Sale and Liquidation adopted on February 6, 2026, Aimco's Board expects to return proceeds from the monetization of the Company's assets through liquidating distributions after payment of all costs and expenses of the Plan of Sale and Liquidation, payment of liabilities, and the establishment of reserve amounts, if any.

A special cash dividend of $2.23 per share was declared on September 15, 2025, to stockholders of record on September 30, 2025. The cash dividend was paid on October 15, 2025. A special cash dividend of $0.60 per share was declared on December 19, 2024, to stockholders of record on January 14, 2025. The cash dividend was paid on January 31, 2025. No dividends were declared or paid during the year ended December 31, 2023.

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

Entities that hold OP Units receive distributions in an amount equivalent to the dividends paid to holders of Common Stock. During the years ended December 31, 2025 and 2024, the Aimco Operating Partnership declared distributions per common unit of $2.23 and $0.60, respectively. There were no dividends declared or paid during the year ended December 31, 2023.

During the year ended December 31, 2025, 2,554,326 OP Units were redeemed in exchange for shares of Common Stock at an aggregate December 31, 2025 weighted-average price per unit of $7.98. There were no OP Units redeemed in exchange for shares of Common Stock during the years ended December 31, 2024, and 2023. During the years ended December 31, 2025, 2024, and 2023, approximately 76,000, 119,000, and 149,000 OP Units were redeemed in exchange for cash at aggregate weighted-average prices per unit of $8.48, $8.28, and $7.24, respectively.

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

Aimco's Common Stock and OP Unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco's issuance of additional shares of Common Stock and Aimco Operating Partnership’s issuance to Aimco of additional OP Units equal to the number of shares of Common Stock purchased under the options. These equivalents also include unvested market-based restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and OP Units outstanding equal to the number of the shares that vest. OP Unit equivalents also include unvested long-term incentive partnership units. The Common Stock and OP Unit equivalents were included in the computation of diluted earnings per share and unit for the year ended December 31, 2025, because the effect of their inclusion was dilutive. The Common Stock and OP Unit equivalents were not included in the computation of diluted earnings per share and unit for the years ended December 31, 2024 and 2023, because the effect of their inclusion would be antidilutive. As of December 31, 2025, the Common Stock and OP Unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 4.6 million and 8.7 million, respectively.

Aimco's time-based restricted stock awards receive non-forfeitable dividends similar to shares of Common Stock and OP Units prior to vesting, and our market-based long-term incentive partnership units (“LTIP Units”) receive non-forfeitable distributions based on specified percentages of the distributions paid to OP Units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Participating securities were included in the computation of diluted earnings per share and unit for the year ended December 31, 2025, because the effect of their inclusion was dilutive. Participating securities were not included in the computation of diluted earnings per share and unit for the years ended December 31, 2024 and 2023, because the effect of their inclusion would be antidilutive. As of December 31, 2025, participating securities that could potentially dilute basic earnings per share or unit in future periods totaled 1.6 million.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the years ended December 31, 2025, 2024 and 2023, are as follows (in thousands, except per share and per unit data):

	Year ended December 31,
	2025	2024	2023
Earnings per share
Numerator:
Income (loss) from continuing operations	$41,747	$(124,162)	$(180,836)
Less: Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(13,237)	(13,958)	(13,924)
Less: Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(781)	1,849	(3,991)
Less: Net (income) loss from continuing operations attributable to common noncontrolling interests in Aimco Operating Partnership	(1,143)	7,119	10,254
Less: Net (income) loss allocated to Aimco participating securities	479	(1,520)	—
Income (loss) from continuing operations attributable to Aimco common stockholders	27,065	(130,672)	(188,497)
Income (loss) from discontinued operations, net of taxes	551,221	28,162	23,517
Less: Net (income) loss from discontinued operations attributable to common noncontrolling interests in Aimco Operating Partnership	(23,798)	(1,478)	(1,216)
Less: Net (income) loss from discontinued operations allocated to Aimco participating securities	(7,327)	—	—
Income (loss) from discontinued operations attributable to Aimco common stockholders	520,096	26,684	22,301
Net income (loss) attributable to Aimco common stockholders	$547,161	$(103,988)	$(166,196)

Denominator - shares:
Basic weighted-average common stock outstanding	138,347	138,496	143,618
Diluted share equivalents outstanding	2,710	—	—
Diluted weighted-average common stock outstanding	141,057	138,496	143,618

Earnings (loss) per share - basic
Income (loss) from continuing operations attributable to Aimco per common share	$0.20	$(0.94)	$(1.32)
Income (loss) from discontinued operations attributable to Aimco per common share	3.75	0.19	0.16
Net income (loss) attributable to Aimco per common share – basic	$3.95	$(0.75)	$(1.16)

Earnings (loss) per share - diluted
Income (loss) from continuing operations attributable to Aimco per common share	$0.19	$(0.94)	$(1.32)
Income (loss) from discontinued operations attributable to Aimco per common share	3.68	0.19	0.16
Net income (loss) attributable to Aimco per common share – diluted	$3.87	$(0.75)	$(1.16)

	Year ended December 31,
	2025	2024	2023
Earnings per unit
Numerator:
Income (loss) from continuing operations	$41,747	$(124,162)	$(180,836)
Less: Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(13,237)	(13,958)	(13,924)
Less: Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(781)	1,849	(3,991)
Less: Net (income) loss allocated to Aimco Operating Partnership's participating securities	461	(1,520)	—
Income (loss) from continuing operations attributable to Aimco Operating Partnership's common unitholders	28,190	(137,791)	(198,751)
Income (loss) from discontinued operations, net of taxes	551,221	28,162	23,517
Less: Net (income) loss from discontinued operations allocated to Aimco Operating Partnership's participating securities	(7,629)	—	—
Income (loss) from discontinued operations attributable to Aimco Operating Partnership's common unitholders	543,592	28,162	23,517
Net income (loss) attributable to Aimco Operating Partnership's common unitholders	$571,781	$(109,629)	$(175,234)

Denominator - units
Basic weighted-average OP Units outstanding	144,871	146,120	151,371
Diluted OP Unit equivalents outstanding	2,710	—	—
Diluted weighted-average OP Units outstanding	147,581	146,120	151,371

Earnings (loss) per unit - basic
Income (loss) from continuing operations attributable to Aimco Operating Partnership per unit	$0.20	$(0.94)	$(1.32)
Income (loss) from discontinued operations attributable to Aimco Operating Partnership per unit	3.75	0.19	0.16
Net income (loss) attributable to Aimco per unit – basic	$3.95	$(0.75)	$(1.16)

Earnings (loss) per unit - diluted
Income (loss) from continuing operations attributable to Aimco Operating Partnership per unit	$0.19	$(0.94)	$(1.32)
Income (loss)from discontinued operations attributable to Aimco Operating Partnership per unit	3.68	0.19	0.16
Net income (loss) attributable to Aimco Operating Partnership per unit – diluted	$3.87	$(0.75)	$(1.16)

Note 11 — Share-Based Compensation

We have a stock award and incentive program to attract and retain employees and independent directors. As of December 31, 2025, approximately 16.8 million shares were available for issuance under the Second Amended and Restated 2015 Stock Award and Incentive Plan (the “2015 Plan”). The total number of shares available for issuance under this plan may increase due to any forfeiture, cancellation, exchange, surrender, termination or expiration of an award outstanding under the 2015 Plan. Awards under the 2015 Plan may be in the form of stock options, stock, and LTIP Units as authorized under the 2015 Plan. Our plans are administered by the Compensation and Human Resources Committee of the Board.

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

For the years ended December 31, 2025, 2024, and 2023, total compensation cost recognized for share-based awards was (in thousands):

	2025	2024	2023
Share-based compensation expense (1)	$5,897	$6,494	$9,221
Capitalized share-based compensation (2)	677	1,019	1,274
Total share-based compensation (3)	$6,574	$7,513	$10,495

(1)
Amounts are recorded in General and administrative expenses in our Consolidated Statements of Operations.
(2)
Amounts are recorded in Buildings and improvements in our Consolidated Balance Sheets.
(3)
Amounts are primarily recorded in Additional paid-in capital and Common noncontrolling interests in Aimco Operating Partnership in our Consolidated Balance Sheets, and in General Partner and Special Limited Partner and Limited Partners in Aimco Operating Partnership's Consolidated Balance Sheets.

As of December 31, 2025, our share of total unvested compensation cost not yet recognized was $7.8 million. We expect to recognize this compensation cost over a weighted-average period of approximately 1.5 years. The aggregate fair value of the vested Restricted Stock Awards and LTIP I Units during each of the years ended December 31, 2025, 2024, and 2023 was $5.7 million, $2.1 million, and $0.9 million, respectively.

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

We had Time-Based Restricted Stock, Time-Based LTIP II Units, TSR Stock Options, TSR Restricted Stock, and TSR LTIP II Units outstanding as of December 31, 2025. The following two tables summarize activity for equity compensation for the year ended December 31, 2025.

	Time-Based Restricted Stock Awards		TSR Restricted Stock Awards
	Number of Shares	Weighted-Average Fair Value	Number of Shares	Weighted-Average Fair Value
Outstanding at beginning of year	2,282,680	$6.87	1,323,416	$7.92
Granted	398,817	8.94	438,175	11.66
Vested	(847,803)	6.73	(531,349)	7.65	(1)
Forfeited	(223,905)	7.07	(33,197)	7.76	(1)
Outstanding at end of year	1,609,789	$7.43	1,197,045	$9.41

(1) Weighted-average grant date fair value is based off pre-Separation values when the awards were granted.

	Unvested TSR LTIP II Units		Convertible LTIP II Units		Unvested TSR Stock Options		Exercisable TSR Stock Options
	Number of Units	Weighted-Average Conversion Metric	Number of Units	Weighted-Average Conversion Metric	Number of Units	Weighted-Average Conversion Metric	Number of Units	Weighted-Average Conversion Metric
Outstanding at beginning of year	897,106	$5.51	1,869,609	$6.45	529,967	$6.78	317,200	$6.66
Dividend adjustment	N/A	N/A	N/A	N/A	N/A	N/A	484,512	N/A
Granted	206,364	6.96	—	—	128,554	6.96	—	—
Exercised	—	—	—	—	—	—	—	—
Vested	(1,103,470)	5.78	1,103,470	5.78	(658,521)	6.82	658,521	6.82
Forfeited	—	—	—	—	—	—	—	—
Outstanding at end of year (1)	—	$—	2,973,079	$3.42	—	$—	1,460,233	$4.53

(1) The TSR Stock Options and LTIP II units were adjusted during the year pursuant to anti-dilution provisions that provide for equitable adjustments in the event of a special cash dividend. The weighted-average exercise price of TSR Stock Options and LTIP II Units outstanding at end of year reflect the adjustments as a result of the special dividends paid during the year. The adjustments did not result in incremental share-based compensation expense.

The aggregate intrinsic values are calculated as the difference between the closing price of Aimco common stock on the last trading day of the year and the exercise price multiplied by the number of in-the-money TSR Stock Options and LTIP II

Units had they all been exercised and converted, respectively, on December 31, 2025. The aggregate intrinsic values for those that were exercisable or convertible was $9.5 million.

The following table summarizes the unvested equity that are potentially dilutive to Aimco and Aimco Operating Partnership as of December 31, 2025 (in thousands, except shares):

Awards	Aimco	Unvested Compensation Not Yet Recognized (1)
Time-Based Restricted Stock Awards	1,609,789	$3,529
TSR Restricted Stock Awards	1,197,045	4,240
Total awards	2,806,834	$7,769

(1) Unvested compensation not yet recognized represents our compensation cost for our employees. Compensation costs related to shares issued to AIR employees are recognized by AIR.

In addition to the potentially dilutive awards held by Aimco employees, AIR employees and former AIR employees hold 0.8 million stock options and 1.0 million TSR LTIP II Units. The weighted-average exercise price of stock-based options held by AIR and former AIR employees is $3.12 per share; the weighted-average exercise price of LTIP II Units held by AIR and former AIR employees is $2.68 per unit. Current and former Aimco board members also hold 0.6 million exercisable stock options with a weighted-average exercise price of $4.78 per share.

Determination of Grant-Date Fair Value Awards

We estimated the fair value of TSR-based awards granted in 2025, 2024, and 2023 using a Monte Carlo simulation valuation method. Under this method, the prices of the indices and shares of our Common Stock were simulated through the end of the performance period. The correlation matrix between shares of our Common Stock and the indices, as well as the corresponding return volatilities, were developed based upon an analysis of historical data.

The following table includes the assumptions used for the valuation of TSR-based awards that were granted in 2025, 2024, and 2023.

TSR Award Assumptions	2025	2024	2023
Grant date market value of a common share	$9.06	$7.43	$7.59
Risk-free interest rate	4.31%-4.43%	4.11%-5.20%	3.89%-4.73%
Dividend yield	0%	0%	0%
Expected volatility	29.17%-39.71%	31.28%-33.16%	34.08%-36.19%
Derived vesting period of TSR Restricted Stock	3	3	3
Weighted average expected term of TSR Stock Options, TSR LTIP I Units, and TSR LTIP II Units	N/A	N/A	N/A

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

From time to time, we purchase interest rate swaps, caps, and other instruments to provide protection against increases in interest rates on our variable rate debt. These instruments are presented as Interest rate contracts in our Consolidated Balance Sheets. As of December 31, 2025, we held interest rate caps with a maximum notional value of $289.0 million. These instruments were acquired for $0.5 million. The fair value of these instruments are noted in the table below.

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

During the year ended December 31, 2025, we sold our investment in stock, historically measured at fair value. As of December 31, 2024, we had investments in stock of $1.6 million classified within Level 1 of the GAAP fair value hierarchy. In addition, as of December 31, 2025 and 2024, we had investments in property technology funds of $4.9 million and $3.5 million, respectively, in entities that develop technology related to the real estate industry. These investments are measured at net asset value (“NAV”) as a practical expedient. The period of time over which the underlying assets in these investments are expected to be liquidated is unknown. See Note 13 for further information regarding unfunded commitments related to these investments.

The following table summarizes the fair value of our interest rate contracts, investments in stock, and our investments in real estate technology funds as of December 31, 2025 and 2024 (in thousands):

	As of December 31, 2025				As of December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Interest rate contracts	$32	$—	$32	$—	$862	$—	$862	$—
Investments in stock	—		—	—	1,573	1,573	—	—
Investments in real estate technology funds (1)	4,924	—	—	—	3,468	—	—	—
Total assets	$4,956	$—	$32	$—	$5,903	$1,573	$862	$—

(1) Investments measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

Fair Value Disclosures

We believe that the carrying value of the consolidated amounts of cash and cash equivalents and restricted cash approximated their fair value as of December 31, 2025 and 2024, and are categorized within Level 1 of the GAAP fair value hierarchy. We believe that the carrying value of the consolidated amounts of notes receivable approximated their fair value as of December 31, 2025 and are categorized within Level 2 of the GAAP fair value hierarchy based on the significance of certain of the observable inputs used to estimate their fair value. We estimate the fair value of our debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, debt service coverage ratios, and loan to value ratios. We classify the fair value of our non-recourse property debt and non-recourse construction loans within Level 2 of the GAAP fair value hierarchy based on the significance of certain of the observable inputs used to estimate their fair value.

The following table summarizes carrying value and fair value of our non-recourse property debt and non-recourse construction loans as of December 31, 2025 and 2024 (in thousands):

	As of December 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$341,796	$332,487	$447,955	$419,626
Non-recourse construction loans	404,824	408,568	393,750	393,756
Total	$746,620	$741,055	$841,705	$813,382

Nonrecurring Fair Value Measurements

Real Estate

During the year ended December 31, 2025, we recorded a non-cash impairment charge of $147.5 million related to properties located in Colorado's Front Range and Southeast Florida. Of this, approximately $87.3 million relates to the write-off of planning costs and amounts capitalized for GAAP, such as team time and interest expense for development pipeline assets for which development will not be pursued by us given our Plan of Sale and Liquidation. We used a third-party appraisal, broker opinions of value, or letter of intent to determine the fair value estimates of the properties. The fair value estimates of the properties were determined by discounted cash flow analyses or references to market comparable data.

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

Investment in IQHQ

During the years ended December 31, 2025 and 2024, we performed a qualitative impairment assessment on our passive equity investment in IQHQ and recorded non-cash impairment charges of $6.6 million and $48.6 million, respectively. The valuations of IQHQ to determine the fair values as of December 31, 2025 and 2024, incorporated fair value estimates of properties owned by IQHQ. The fair value estimates of the properties owned by IQHQ were determined by discounted cash flow analyses and references to market comparable data. The cash flows utilized in such discounted cash flow analyses are comprised of projected operating results, which are based upon market conditions and future expectations. The most significant unobservable inputs utilized in determining the fair value of these assets are capitalization rates and discount rates, which ranged from 5.75% to 8.23% and 7.25% to 9.00%, respectively, during the year ended December 31, 2025 and 6.00% to 7.00% and 7.25% to 10.25%, respectively, during the year ended December 31, 2024. Because of these inputs, we have determined that the fair value of these properties are classified within Level 3 of the fair value hierarchy.

Market comparable data utilizes comparable sales, which are subject to judgment as to comparability to the valued properties. Because these inputs are derived from observable market data, we have determined that the fair values of these properties are classified within Level 2 of the fair value hierarchy.

Mezzanine Investment

During the year ended December 31, 2023, we tested the Mezzanine Investment for impairment given triggering events that occurred and we recorded non-cash impairment charges to reduce the carrying value of the Mezzanine Investment to zero. We used internally developed models to determine the fair value of the Mezzanine Investment. This incorporated the fair value of the underlying real estate collateral that incorporates various estimates and assumptions, the most significant being the capitalization rate of 5.25% as of December 31, 2023. These assumptions are based on Level 3 inputs.

Note 13 — Commitments and Contingencies

Commitments

In connection with our development, and other capital additions activities, we have entered into various construction-related contracts, and have made commitments to complete development of certain real estate, pursuant to financing or other arrangements. As of December 31, 2025, we had remaining commitments for non-recourse construction-related contracts of $87.5 million, with $105.7 million undrawn on our construction loans.

As of December 31, 2025, we have remaining unfunded commitments of $1.0 million related to our investments in property technology funds invested in entities that develop technology related to the real estate industry. The timing of the remaining funding of these commitments is uncertain.

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

Note 14 — Assets Held for Sale and Discontinued Operations

On August 5, 2025, we entered into an agreement to sell our suburban Boston portfolio of five properties located in Massachusetts, New Hampshire, and Rhode Island for an aggregate purchase price of $740.0 million. In September 2025, we completed the sale of four of the five properties for an aggregate purchase price of $490.0 million. These four properties include properties known as Royal Crest Estates (Marlboro), Royal Crest Estates (Warwick), Waterford Village, and Wexford Village. The sale of the fifth property, Royal Crest Estates (Nashua), was completed in October 2025, for a gross purchase price of $250.0 million. In connection with the sale of the fifth property, $173.4 million of non-recourse property debt was assumed by the purchaser. We determined that the Boston portfolio was a disposal group that met the criteria of discontinued operations as the sale of these properties represented a strategic shift that had a significant effect on our operations and, as such, the results, assets, and liabilities of these properties are classified as discontinued operations for all periods presented in accordance with ASC 205-20 “Presentation of Financial Statements: Discontinued Operations”.

We held no assets and liabilities in the Boston Portfolio disposal group as of December 31, 2025. The following table presents a summary of the major components of assets and liabilities, in accordance with GAAP, related to the discontinued operations as of December 31, 2024 (in thousands):

As of December 31, 2024
Buildings and improvements	$203,593
Land	151,301
Total real estate	354,894
Accumulated depreciation	(176,566)
Net real estate	178,328
Restricted cash	1,316
Other assets, net	1,451
Assets from discontinued operations, net	$181,095

Non-recourse property debt, net	$240,994
Accrued liabilities and other	4,938
Liabilities related to discontinued operations, net	$245,932

The following table summarizes income from discontinued operations and the related gain on disposition of real estate for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
REVENUES
Rental and other property revenues	$51,570	$70,979	$67,070

OPERATING EXPENSES
Property operating expenses	17,859	22,907	22,057
Depreciation and amortization	4,783	9,226	10,716
Total operating expenses	22,642	32,133	32,773

Interest income	2	9	16
Interest expense	(9,628)	(10,693)	(10,796)
Gain on dispositions of real estate	545,914	—	—
Income (loss) from discontinued operations before income tax	565,216	28,162	23,517
Income tax benefit (expense) (1)	(13,995)	—	—
Income (loss) from discontinued operations, net of taxes	551,221	28,162	23,517
(Income) loss from discontinued operations attributable to common noncontrolling interests in Aimco Operating Partnership	(23,798)	(1,478)	(1,216)
Net income (loss) from discontinued operations attributable to Aimco	$527,423	$26,684	$22,301

(1) Income taxes payable from the sale of the Boston Portfolio are included in Accrued liabilities and other in our Consolidated Balance Sheets.

The following table summarizes cash flow information related to the discontinued operations for the years ended December 31, 2025, and 2024:

	Year Ended December 31,
	2025	2024	2023
Total operating cash flows from (used in) discontinued operations	$21,983	$37,640	$33,948
Total investing cash flows from (used in) discontinued operations	538,889	(4,981)	(5,266)

On December 30, 2024, Aimco entered into an agreement to sell the Brickell Assemblage. We determined the Brickell Assemblage was a disposal group that met the criteria to be classified as held for sale as of December 31, 2024. The transaction closed on December 22, 2025 and does not meet the criteria for discontinued operations classification.

On December 23, 2025, Aimco entered into an agreement to sell two properties, including a total of 660 apartment homes, located in Plantation, Florida, and Nashville, Tennessee. We determined the two properties represented a disposal group that met the criteria to be classified as held for sale as of December 31, 2025. The transaction closed in February 2026 and does not meet the criteria for discontinued operations classification.

The following summary presents the major components of assets and liabilities related to the real estate properties held for sale as of December 31, 2025, and 2024 (in thousands):

	As of December 31,
	2025	2024
Buildings and improvements	$80,627	$218,388
Land	6,645	181,381
Total real estate	87,272	399,769
Accumulated depreciation	(61,341)	(126,840)
Net real estate	25,931	272,929
Restricted cash	635	517
Other assets, net	281	2,633
Assets held for sale, net	$26,847	$276,079

Non-recourse property debt, net	$105,506	$158,888
Accrued liabilities and other	2,241	1,732
Liabilities related to assets held for sale, net	$107,747	$160,620

Note 15 — Business Segments

We have three segments: (i) Development; (ii) Operating; and (iii) Other.

Our Development segment consists of properties that are under construction or have not achieved stabilization, as well as land held for development. As of December 31, 2025, our Development segment consists of 9 properties, including one under construction, two completed and in lease-up, one that has completed lease-up and is stabilizing operations, and five undeveloped land parcels.

Our Operating segment includes 15 residential apartment communities with 2,524 apartment homes that have achieved a stabilized level of operations as of January 1, 2024 and maintained it throughout the current year and comparable period. Two of the communities, Hillmeade and Plantation Gardens, meet the held for sale criteria in accordance with GAAP as described in Note 2. We aggregate all our apartment communities that have reached stabilization into our Operating segment.

Our Other segment consists of properties currently owned that are not included in our Development or Operating segments. Our Other segment includes The Benson Hotel, our only hotel.

During the year ended December 31, 2025, we reclassified as discontinued operations the five properties within our Boston portfolio, which was previously reported within the Operating segment. Refer to Note 14 for the operating results of our Boston portfolio. Prior period segment information has been recast based upon our current segment population, and is consistent with how our CODM evaluates the business.

Our CODM evaluates performance and allocates resources for all of our segments using property net operating income (“PNOI”), which is our measure of segment profit or loss. PNOI is defined as rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, including utility reimbursements, for the consolidated communities; but excluding

•
the results of four apartment communities with an aggregate 142 apartment homes that we neither manage nor consolidate, our investment in IQHQ, the Mezzanine Investment, and investments in real estate technology funds; and
•
property management costs and casualty gains or losses, reported in consolidated amounts, in our assessment of segment performance.

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

The following tables present the results of operations of consolidated properties with our segments for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Development	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
December 31, 2025
Rental and other property revenues	$27,518	$72,519	$7,553	$6,183	$24,713	$138,486
Controllable operating expenses(3)	6,107	11,155	7,268	—	3,331	27,861
Real estate taxes, net of capitalized amounts	4,763	11,259	912	—	5,255	22,189
Utilities expense, net of utility reimbursements	1,645	688	276	6,183	1,262	10,054
Property insurance expense, net of capitalized amounts	761	1,768	130	—	1,525	4,184
Other property operating expenses (4)	—	—	—	—	4,067	4,067
Property operating expenses	13,276	24,870	8,586	6,183	15,440	68,355
Property net operating income (loss)	14,242	47,649	(1,033)	—	n/a	n/a
Other operating expenses not allocated to segments (5)	—	—	—	—	(239,760)	(239,760)
Other items included in income before income tax (6)	—	—	—	—	153,781	153,781
Income (loss) before income tax	$14,242	$47,649	$(1,033)	$—	$(76,706)	$(15,848)

	Development	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
December 31, 2024
Rental and other property revenues	$9,852	$71,689	$6,690	$5,409	$44,060	$137,700
Controllable operating expenses(3)	4,527	10,334	6,746	—	6,236	27,843
Real estate taxes, net of capitalized amounts	1,963	10,004	593	—	7,312	19,872
Utilities expense, net of utility reimbursements	1,959	1,070	255	5,409	1,410	10,103
Property insurance expense, net of capitalized amounts	1,019	1,640	118	—	2,059	4,836
Other property operating expenses (4)	—	—	—	—	5,423	5,423
Property operating expenses	9,468	23,048	7,712	5,409	22,440	68,077
Property net operating income (loss)	384	48,641	(1,022)	—	n/a	n/a
Other operating expenses not allocated to segments (5)	—	—	—	—	(109,970)	(109,970)
Other items included in income before income tax (6)	—	—	—	—	(94,886)	(94,886)
Income (loss) before income tax	$384	$48,641	$(1,022)	$—	$(183,236)	$(135,233)

	Development	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
December 31, 2023
Rental and other property revenues	$109	$69,267	$2,691	$4,541	$43,317	$119,925
Controllable operating expenses(3)	670	10,167	4,029	—	6,097	20,963
Real estate taxes, net of capitalized amounts	84	8,865	475	—	5,634	15,058
Utilities expense, net of utility reimbursements	114	1,047	179	4,541	1,432	7,313
Property insurance expense, net of capitalized amounts	59	1,511	27	—	2,111	3,708
Other property operating expenses (4)	—	—	—	—	4,613	4,613
Property operating expenses	927	21,590	4,710	4,541	19,887	51,655
Property net operating income (loss)	(818)	47,677	(2,019)	—	n/a	n/a
Other operating expenses not allocated to segments (5)	—	—	—	—	(90,983)	(90,983)
Other items included in income before income tax (6)	—	—	—	—	(170,875)	(170,875)
Income (loss) before income tax	$(818)	$47,677	$(2,019)	$—	$(238,428)	$(193,588)
(1)
Represents the reclassification of utility reimbursements, which are included in Rental and other property revenues in our Consolidated Statements of Operations, in accordance with GAAP, from revenues to property operating expenses for the purpose of evaluating segment results.
(2)
Includes the operating results of apartment communities sold during the periods shown, if any. Also includes property management expenses and casualty gains and losses, which are included in consolidated property operating expenses and are not part of our segment performance measure.
(3)
Controllable operating expenses primarily consist of property personnel costs, marketing, repairs and maintenance, and contract services.
(4)
Other property operating expenses include property management costs and casualty gains or losses, which are included in consolidated property operating expenses and are not part of our segment performance measure.
(5)
Other operating expenses not allocated to segments consists of depreciation and amortization, general and administrative expenses, and impairment on real estate.
(6)
Other items included in Income (loss) before income tax consist primarily of interest income, interest expense, mezzanine investment income (loss), net, realized and unrealized gains (losses) on interest rate contracts, realized and unrealized gains (losses) on equity investments, other income (expense), and gain on dispositions of real estate, if any.

Net real estate and non-recourse property debt and construction loans, net, of our segments as of December 31, 2025 and 2024, were as follows (in thousands):

	Development	Operating (1)	Other	Total
As of December 31, 2025
Buildings and improvements	626,929	363,105	24,868	1,014,902
Land	148,850	73,101	364	222,315
Total real estate	775,779	436,206	25,232	1,237,217
Accumulated depreciation	(48,719)	(231,231)	(7,335)	(287,285)
Net real estate	$727,060	$204,975	$17,897	$949,932

Non-recourse property debt and construction loans, net	$399,142	$339,483	$—	$738,625

	Development	Operating (1)	Other	Total
As of December 31, 2024
Buildings and improvements	$620,000	$449,591	$75,741	$1,145,332
Land	165,633	79,745	1,503	246,881
Total real estate	785,633	529,336	77,244	1,392,213
Accumulated depreciation	(20,872)	(291,474)	(10,362)	(322,708)
Net real estate	$764,761	$237,862	$66,882	$1,069,505

Non-recourse property debt and construction loans, net	$385,240	$444,426	$—	$829,666
(1)
During the year ended December 31, 2025, Hillmeade and Plantation Gardens were reclassified as held for sale. As described in Note 2, we present certain assets and liabilities of real estate properties held for sale separately in the Consolidated Balance Sheets and therefore are not included in our segment balance sheets as of December 31, 2025. The assets and the associated debt of these properties as of December 31, 2024 remain in the Operating column above for presentation purposes. Refer to Note 14 for the balance sheet of our held for sale properties.

Capital additions within our segments for the years ended December 31, 2025, 2024 and 2023, were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Development	$93,592	$126,125	$258,888
Operating	9,677	7,800	6,622
Other	337	26	8,782
Corporate amounts not allocated to segments (1)	943	2,753	13,463
Total capital additions	$104,549	$136,704	$287,755

(1)
During the years ended December 31, 2025, 2024 and 2023, certain capital additions pertained to properties that were sold and therefore are not included in our segments as capital additions at those respective year ends. We added a Corporate row to the table above for presentation purposes to display these capital additions as of December 31, 2025, 2024 and 2023, respectively.

In addition to the amounts disclosed in the tables above, as of December 31, 2025, the Development segment right-of-use lease assets and lease liabilities aggregated to $106.4 million and $124.8 million, respectively, and as of December 31, 2024, aggregated to $107.7 million and $121.8 million, respectively. As of December 31, 2025, right-of-use lease assets and lease liabilities primarily related to our investments in Upton Place, Strathmore Square and Oak Shore.

Note 16 — Subsequent Events

Subsequent to year end, we redeemed, at our sole discretion, preferred equity interests for an aggregate cash purchase price of $137.6 million. The noncontrolling interest's carrying value of $136.2 million is included within Redeemable noncontrolling interests in consolidated real estate partnerships in our Consolidated Balance Sheets as of December 31, 2025. The difference between the noncontrolling interest's carrying value and the cash paid will be recognized within Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships within the period the redemption occurred.

Subsequent to year end, on January 15, 2026, we received the remaining funding of a non-refundable deposit for the sale of our portfolio of seven apartment properties (the “Chicago Portfolio”), including 1,495 units, located in the Chicago market and under contract for a gross sales price of $455 million. We determined that the Chicago Portfolio met the held-for-sale criteria beginning on this date.

Subsequent to year end, in February 2026, we closed on the sales of three properties, Hillmeade in Nashville, Tennessee, Plantation Gardens in Plantation, Florida, and the Benson Hotel and Faculty Club in Aurora, Colorado, for aggregate gross sales prices of $177.5 million.

Subsequent to year end, on February 9, 2026, Aimco declared a $1.45 per share liquidating distribution to be paid on March 13, 2026, to stockholders of record as of February 27, 2026. In conjunction, the Aimco Operating Partnership declared a distribution per common unit of $1.45.

Subsequent to year end, we received non-refundable deposits and agreed to sell two properties in New York City and one property in Atlanta, Georgia, for a combined $56.5 million. Closing of the sale of the two-property New York portfolio is scheduled for the second quarter of 2026, pending assumption of the in-place mortgage loans, the approval of which is currently being pursued. The closing of the sale of our property in Atlanta, Georgia, is also scheduled for the second quarter of 2026.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2025

(In Thousands)

						(2)	Gross Amount at Which
			Initial Costs			Costs Capitalized	Carried at Close of Period		(3)	(4)	(5)
				Buildings and	Total Initial	Subsequent to		Buildings and	Total Carrying	Accumulated	Date
	Location	Encumbrances	Land	Improvements	Acquisition Costs	Acquisition	Land	Improvements	Value	Depreciation	Acquired
Operating:
118-122 West 23rd Street	New York, NY	(16,472)	14,985	23,459	38,444	6,752	14,985	30,211	45,196	(14,757)	Jun 2012
173 E. 90th Street	New York, NY	(12,138)	12,066	4,535	16,601	9,053	12,066	13,588	25,654	(8,073)	May 2004
237-239 Ninth Avenue	New York, NY	(6,148)	8,495	1,866	10,361	1,476	8,495	3,342	11,837	(2,327)	Mar 2005
1045 on the Park Apartments Homes	Atlanta, GA	(6,007)	2,793	6,662	9,455	1,685	2,793	8,347	11,140	(3,630)	Jul 2013
2200 Grace	Lombard, IL	(11,193)	642	7,788	8,430	251	642	8,039	8,681	(5,625)	Aug 2018
Bank Lofts	Denver, CO	(18,540)	3,525	9,045	12,570	5,539	3,525	14,584	18,109	(9,463)	Apr 2001
Bluffs at Pacifica, The	Pacifica, CA	—	8,108	4,132	12,240	18,940	8,108	23,072	31,180	(17,281)	Oct 2006
Elm Creek	Elmhurst, IL	(78,095)	5,910	30,830	36,740	30,344	5,910	61,174	67,084	(42,774)	Dec 1997
Evanston Place	Evanston, IL	(46,670)	3,232	25,546	28,778	17,266	3,232	42,812	46,044	(28,567)	Dec 1997
Hyde Park Tower	Chicago, IL	(29,484)	4,731	14,927	19,658	14,103	4,731	29,030	33,761	(17,750)	Oct 2004
Eldridge	Elmhurst, IL	(26,691)	3,483	35,706	39,189	235	3,483	35,941	39,424	(5,769)	Aug 2021
Willow Bend	Rolling Meadows, IL	(43,501)	2,717	15,437	18,154	16,218	2,717	31,655	34,372	(27,513)	May 1998
Yorktown Apartments	Lombard, IL	(46,857)	2,413	10,374	12,787	50,937	2,414	61,310	63,724	(47,702)	Dec 1999
Total Operating		(341,796)	73,100	190,307	263,407	172,799	73,101	363,105	436,206	(231,231)

Development:
Bioscience 4	Aurora, CO	—	—	—	—	—	—	—	—	—	Feb 2023
34th Street	Miami, FL	(67,209)	19,582	—	19,582	108,122	19,872	107,832	127,704	—	Jul 2021
One Edgewater	Miami, FL	—	12,377	—	12,377	2,183	14,560	—	14,560	—	Jul 2021
Flying Horse	Colorado Springs, CO	—	4,257	—	4,257	(1,132)	3,125	—	3,125	—	Jul 2021
Oak Shore	Corte Madera, CA	(22,115)	—	—	—	57,806	—	57,806	57,806	(5,216)	Jun 2021
Upton Place	Washington, DC	(215,000)	—	21,280	21,280	277,534	—	298,814	298,814	(30,575)	Dec 2020
Strathmore Square	Washington, DC	(100,500)	—	—	—	161,033	—	161,033	161,033	(12,928)	Feb 2022
300 W. Broward Blvd.	Ft. Lauderdale, FL	—	21,355	—	21,355	383	20,294	1,444	21,738	—	Jan 2022
Fitzsimons Phase Four	Aurora, CO	—	2,016	—	2,016	(1,016)	1,000	—	1,000	—	Dec 2022
Sears Parcel 1	Ft. Lauderdale, FL	—	68,485	—	68,485	(7,615)	60,870	—	60,870	—	Jun 2022
Sears Parcel 2	Ft. Lauderdale, FL	—	20,737	—	20,737	(4,824)	15,913	—	15,913	—	Jul 2022
Sears Parcel 3	Ft. Lauderdale, FL	—	16,402	—	16,402	(3,186)	13,216	—	13,216	—	Jun 2022
Total Development		(404,824)	165,211	21,280	186,491	589,288	148,850	626,929	775,779	(48,719)

Other:
The Benson Hotel	Aurora, CO	—	1,503	4,414	5,917	19,315	364	24,868	25,232	(7,335)	Jan 2021
Total Other		—	1,503	4,414	5,917	19,315	364	24,868	25,232	(7,335)

Held for sale (6):
Hillmeade	Nashville, TN	(46,026)	2,872	16,070	18,942	19,929	2,872	35,999	38,871	(27,008)	Nov 1994
Plantation Gardens	Plantation, FL	(60,133)	3,773	19,443	23,216	25,185	3,773	44,628	48,401	(34,333)	Oct 1999
Total Held for sale		(106,159)	6,645	35,513	42,158	45,114	6,645	80,627	87,272	(61,341)

Debt issuance costs and other non-cash adjustments (1)		8,648

Total Portfolio		$(844,131)	$246,459	$251,514	$497,973	$826,516	$228,960	$1,095,529	$1,324,489	$(348,626)

(1)
Includes unamortized fair market adjustments of debt assumed in the acquisition of properties.
(2)
Includes costs capitalized since acquisition or date of initial acquisition of the community, less impairment charges recognized on real estate.
(3)
The aggregate cost of land and depreciable property for federal income tax purposes was approximately $1.5 billion as of December 31, 2025. (unaudited)
(4)
Depreciable life for buildings and improvements ranges from five to 30 years and is calculated on a straight-line basis.
(5)
Date we acquired the apartment community or first acquired the partnership that owns the community.
(6)
The two properties held for sale as of December 31, 2025 are included within our Operating segment, but disclosed separately within this schedule as their assets are included within Assets from discontinued operations and held for sale, net within our Consolidated Balance Sheets.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Years Ended December 31, 2025, 2024, and 2023

(In Thousands)

The following table reconciles real estate and accumulated depreciation, excluding discontinued operations, from January 1, 2023 to December 31, 2025:

	2025	2024	2023
Total real estate balance at beginning of year	$1,392,213	$1,859,959	$1,610,685
Acquisitions	—	—	1,893
Capital additions	104,549	136,704	287,755
Impairment on real estate	(147,300)	—	—
Dispositions	—	(193,878)	(30,347)
Write-offs of fully depreciated assets and other	(24,040)	(10,803)	(10,027)
Amounts related to assets held for sale	(88,205)	(399,769)	—
Total real estate balance at end of year	$1,237,217	$1,392,213	$1,859,959

Accumulated depreciation balance at beginning of year	$322,708	$408,332	$365,340
Depreciation	49,958	70,775	53,019
Dispositions	—	(18,756)	—
Write-offs of fully depreciated assets and other	(24,040)	(10,803)	(10,027)
Amounts related to assets held for sale	(61,341)	(126,840)	—
Accumulated depreciation balance at end of year	$287,285	$322,708	$408,332

The following table reconciles real estate and accumulated depreciation classified as discontinued operations, from January 1, 2023 to December 31, 2025:

	2025	2024	2023
Total real estate balance at beginning of year	$354,894	$354,664	$352,798
Capital additions	5,680	4,968	5,166
Dispositions	(355,840)	—	—
Write-offs of fully depreciated assets and other	(4,734)	(4,738)	(3,300)
Total real estate balance at end of year	$—	$354,894	$354,664

Accumulated depreciation balance at beginning of year	$176,566	$172,470	$165,382
Depreciation	4,522	8,834	10,388
Dispositions	(176,354)	—	—
Write-offs of fully depreciated assets and other	(4,734)	(4,738)	(3,300)
Accumulated depreciation balance at end of year	$—	$176,566	$172,470