Form 10-Q
period 2026-03-31
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2026-05-11
CIK 922864, 1820878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of Apartment Investment and Management Company Class A common stock (“Common Stock”) outstanding as of May 8, 2026: 143,856,183

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

Aimco, through a wholly-owned subsidiary, is the general partner and is, directly, the special limited partner of Aimco OP L.P. (“Aimco Operating Partnership”). As of March 31, 2026, Aimco owned 94.1% of the legal interest in the common partnership units of Aimco Operating Partnership and 95.1% of the dilutive economic interest in Aimco Operating Partnership. The remaining 5.9% legal interest is owned by limited partners. The common partnership units of Aimco Operating Partnership are referred to as “OP Units”. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

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

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2026, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

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

Prior to the adoption of the plan of sale and liquidation of Aimco and its subsidiaries (the “Plan of Sale and Liquidation”), equity, partners’ capital, and noncontrolling interests are the main areas of difference between the condensed consolidated financial statements of Aimco and those of Aimco Operating Partnership. Interests in Aimco Operating Partnership held by entities other than Aimco are classified within partners’ capital in Aimco Operating Partnership’s condensed consolidated financial statements and as noncontrolling interests in Aimco’s condensed consolidated financial statements.

After the adoption of the Plan of Sale and Liquidation, liabilities for noncontrolling interests are the main areas of difference between the condensed consolidated financial statements of Aimco and those of Aimco Operating Partnership. Net assets in liquidation allocated to interests in Aimco Operating Partnership held by entities other than Aimco are classified within Net assets in liquidation in Aimco Operating Partnership’s condensed consolidated financial statements and classified within Liabilities for noncontrolling interests in Aimco Operating Partnership in Aimco’s condensed consolidated financial statements.

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

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS

(Liquidation Basis)

(In thousands)

(Unaudited)

March 31, 2026
ASSETS
Real estate	$1,061,887
Cash, cash equivalents, and restricted cash	224,333
Unconsolidated real estate partnerships	44,658
Notes receivable and other investments	89,519
Rents and other receivables	13,441
Total assets	$1,433,838

LIABILITIES
Non-recourse property debt, construction loans, and bridge financing	$458,770
Lease liabilities - finance leases	11,684
Liabilities for noncontrolling interests in consolidated real estate partnerships	50,190
Liabilities for estimated costs in excess of estimated receipts during liquidation	104,052
Mezzanine investment - participation sold	33,500
Dividends payable	3,415
Accounts payable and accrued expenses	66,325
Total liabilities	$727,936

Commitments and contingencies (Note 6)

Net assets in liquidation attributable to Aimco	671,569
Net assets in liquidation attributable to noncontrolling interests in Aimco Operating Partnership	34,333
Net assets in liquidation	$705,902

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(Going Concern Basis)

(In thousands, except share data)

(Unaudited)

December 31, 2025
ASSETS
Buildings and improvements	$744,941
Land	199,187
Total real estate	944,128
Accumulated depreciation	(111,585)
Net real estate	832,543
Cash and cash equivalents	394,891
Restricted cash	10,131
Notes receivable	103,863
Right-of-use lease assets - finance leases	106,438
Other assets, net	81,720
Assets from discontinued operations and held for sale, net	146,147
Total assets	$1,675,733

LIABILITIES AND EQUITY
Non-recourse property debt, net	$58,180
Non-recourse construction loans and bridge financing, net	399,142
Total indebtedness	457,322
Lease liabilities - finance leases	124,794
Dividends payable	4,320
Accrued liabilities and other	136,459
Liabilities related to discontinued operations and assets held for sale, net	399,953
Total liabilities	1,122,848

Redeemable noncontrolling interests in consolidated real estate partnerships	158,292

Commitments and contingencies (Note 6)

Equity (510,587,500 shares authorized at December 31, 2025):
Common Stock, $0.01 par value, 140,158,784 shares issued and outstanding at December 31, 2025	1,402
Additional paid-in capital	429,144
Retained earnings (deficit)	(68,693)
Total Aimco equity	361,853
Noncontrolling interests in consolidated real estate partnerships	20,000
Common noncontrolling interests in Aimco Operating Partnership	12,740
Total equity	394,593
Total liabilities and equity	$1,675,733

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Liquidation Basis)

(In thousands)

(Unaudited)

	For the Period from February 1, 2026, to March 31, 2026
	Attributable to Aimco	Attributable to Noncontrolling Interests in Aimco Operating Partnership	Total Net Assets in Liquidation
Net assets in liquidation, beginning of period	$879,596	$41,616	$921,212
Change in net assets in liquidation
Liquidating distributions to stockholders	(207,966)	—	(207,966)
Liquidating distributions to noncontrolling interests in Aimco Operating Partnership	—	(7,344)	(7,344)
Reallocation of noncontrolling interests in Aimco Operating Partnership	(61)	61	—
Changes in net assets in liquidation	(208,027)	(7,283)	(215,310)
Net assets in liquidation, end of period	$671,569	$34,333	$705,902

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Going Concern Basis)

(In thousands, except per share data)

(Unaudited)

	Month Ended January 31,	Three Months Ended March 31,
	2026	2025
REVENUES
Rental and other property revenues	$6,159	$22,882

OPERATING EXPENSES
Property operating expenses	4,132	13,138
Depreciation and amortization	3,272	12,055
General and administrative expenses	3,295	8,180
Total operating expenses	10,699	33,373

Interest income	2,247	2,085
Interest expense	(3,253)	(11,695)
Realized and unrealized gains (losses) on interest rate contracts	(8)	(261)
Realized and unrealized gains (losses) on equity investments	258	(397)
Other income (expense), net	(1,242)	(479)
Income (loss) from continuing operations before income tax	(6,538)	(21,238)
Income tax benefit (expense)	—	85
Net income (loss) from continuing operations	(6,538)	(21,153)
Income (loss) from discontinued operations, net of taxes	863	9,441
Net income (loss)	(5,675)	(11,712)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(2,243)	(2,673)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(96)	(296)
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	271	765
Net income (loss) attributable to Aimco	$(7,743)	$(13,916)

Earnings (loss) per common share - basic
Income (loss) from continuing operations attributable to Aimco per common share	$(0.06)	$(0.17)
Income (loss) from discontinued operations attributable to Aimco per common share	0.01	0.07
Net income (loss) attributable to Aimco per common share – basic (Note 8)	$(0.05)	$(0.10)

Earnings (loss) per common share - diluted
Income (loss) from continuing operations attributable to Aimco per common share	$(0.06)	$(0.17)
Income (loss) from discontinued operations attributable to Aimco per common share	0.01	0.07
Net income (loss) attributable to Aimco per common share – diluted (Note 8)	$(0.05)	$(0.10)

Weighted-average common shares outstanding – basic	140,446	136,903
Weighted-average common shares outstanding – diluted	140,446	136,903

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Month Ended January 31, 2026 and the Three Months Ended March 31, 2025

(Going Concern Basis)

(In thousands)

(Unaudited)

	Common Stock					Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Aimco Equity	Consolidated Real Estate Partnerships	Aimco Operating Partnership	Total Equity
Balances at December 31, 2024	136,352	$1,364	$425,002	$(303,409)	$122,957	$39,560	$6,849	$169,366
Net income (loss)	—	—	—	(13,916)	(13,916)	296	(765)	(14,385)
Share-based compensation expense	—	—	1,222	130	1,352	—	2	1,354
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	174	—	174
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(430)	—	(430)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	—	—	(145)	—	(145)	—	39	(106)
Common stock repurchased	(29)	—	(256)	—	(256)	—	—	(256)
Other common stock issuances, net of withholding taxes	838	8	544	—	552	—	—	552
Other, net	—	—	(58)	—	(58)	—	(48)	(106)
Balances at March 31, 2025	137,161	$1,372	$426,309	$(317,195)	$110,486	$39,600	$6,077	$156,163

Balances at December 31, 2025	140,159	$1,402	$429,144	$(68,693)	$361,853	$20,000	$12,740	$394,593
Net income (loss)	—	—	—	(7,743)	(7,743)	96	(271)	(7,918)
Share-based compensation expense	—	—	596	—	596	—	—	596
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	(96)	—	(96)
Other common stock issuances, net of withholding taxes	671	7	1,653	—	1,660	—	—	1,660
Other, net	—	—	(12)	—	(12)	—	(9)	(21)
Balances at January 31, 2026	140,830	$1,409	$431,381	$(76,436)	$356,354	$20,000	$12,460	$388,814

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(In thousands)

(Unaudited)

	Month Ended January 31,	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,675)	$(11,712)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,272	12,055
Realized and unrealized (gains) losses on interest rate contracts	8	261
Realized and unrealized (gains) losses on equity investments	(258)	397
Income tax expense (benefit)	—	(85)
Share-based compensation expense	581	1,136
Loss (income) from unconsolidated real estate partnerships	(148)	(544)
Other, including amortization of debt issuance costs	450	2,800
Discontinued operations:
Depreciation and amortization	398	4,366
Other adjustments to income (loss) from discontinued operations	24	101
Changes in operating assets and operating liabilities:
Operating assets, net	(1,788)	(3,163)
Operating liabilities, net	(36,211)	(1,784)
Total adjustments	(33,672)	15,540
Net cash provided by (used in) operating activities	(39,347)	3,828
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures(1)	(7,535)	(19,191)
Proceeds from repayment of seller financing receivable	18,500	—
Other investing activities	(532)	(557)
Net cash provided by (used in) investing activities	10,433	(19,748)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse construction loans and bridge financing	4,920	9,589
Principal repayments on non-recourse property debt	—	(817)
Proceeds from interest rate contracts	6	823
Purchase of interest rate contracts	—	(313)
Common stock repurchased	—	(256)
Payments related to withholding taxes for share-based compensation	(192)	(2,139)
Dividends paid on common stock and distributions paid on OP Units	(991)	(88,213)
Contributions from redeemable noncontrolling interests	1,700	2,877
Distributions to redeemable noncontrolling interests	(749)	(2,010)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	174
Distributions to noncontrolling interests in consolidated real estate partnerships	(96)	(430)
Redemption of OP Units held by third parties	—	(106)
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	(52,182)	—
Other financing activities	1,844	1,022
Net cash used in financing activities	(45,740)	(79,799)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(74,654)	(95,719)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	407,196	172,956
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$332,542	$77,237

(1) Accrued capital expenditures were $14.9 million and $14.8 million as of January 31, 2026, and March 31, 2025, respectively.

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS

(Liquidation Basis)

(In thousands)

(Unaudited)

March 31, 2026
ASSETS
Real estate	$1,061,887
Cash, cash equivalents, and restricted cash	224,333
Unconsolidated real estate partnerships	44,658
Notes receivable and other investments	89,519
Rents and other receivables	13,441
Total assets	$1,433,838

LIABILITIES
Non-recourse property debt, construction loans, and bridge financing	$458,770
Lease liabilities - finance leases	11,684
Liabilities for noncontrolling interests in consolidated real estate partnerships	50,190
Liabilities for estimated costs in excess of estimated receipts during liquidation	104,052
Mezzanine investment - participation sold	33,500
Dividends payable	3,415
Accounts payable and accrued expenses	66,325
Total liabilities	$727,936

Commitments and contingencies (Note 6)

Net assets in liquidation	$705,902

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED BALANCE SHEET

(Going Concern Basis)

(In thousands)

(Unaudited)

December 31, 2025
ASSETS
Buildings and improvements	$744,941
Land	199,187
Total real estate	944,128
Accumulated depreciation	(111,585)
Net real estate	832,543
Cash and cash equivalents	394,891
Restricted cash	10,131
Notes receivable	103,863
Right-of-use lease assets - finance leases	106,438
Other assets, net	81,720
Assets from discontinued operations and held for sale, net	146,147
Total assets	$1,675,733

LIABILITIES AND EQUITY
Non-recourse property debt, net	$58,180
Non-recourse construction loans and bridge financing, net	399,142
Total indebtedness	457,322
Lease liabilities - finance leases	124,794
Dividends payable	4,320
Accrued liabilities and other	136,459
Liabilities related to discontinued operations and assets held for sale, net	399,953
Total liabilities	1,122,848

Redeemable noncontrolling interests in consolidated real estate partnerships	158,292

Commitments and contingencies (Note 6)

Partners’ capital:
General Partner and Special Limited Partner (140,158,784 OP Units issued and outstanding at December 31, 2025)	361,853
Limited Partners (4,924,401 OP Units issued and outstanding at December 31, 2025)	12,740
Partners’ capital attributable to Aimco Operating Partnership	374,593
Noncontrolling interests in consolidated real estate partnerships	20,000
Total partners’ capital	394,593
Total liabilities and partners’ capital	$1,675,733

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Liquidation Basis)

(In thousands)

(Unaudited)

For the Period from February 1, 2026, to March 31, 2026
Net assets in liquidation attributable to Aimco Operating Partnership, beginning of period	$921,212
Change in net assets in liquidation
Liquidating distributions to OP Unit holders	(215,310)
Changes in net assets in liquidation	(215,310)
Net assets in liquidation attributable to Aimco Operating Partnership, end of period	$705,902

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Going Concern Basis)

(In thousands, except per unit data)

(Unaudited)

	Month Ended January 31,	Three Months Ended March 31,
	2026	2025
REVENUES
Rental and other property revenues	$6,159	$22,882

OPERATING EXPENSES
Property operating expenses	4,132	13,138
Depreciation and amortization	3,272	12,055
General and administrative expenses	3,295	8,180
Total operating expenses	10,699	33,373

Interest income	2,247	2,085
Interest expense	(3,253)	(11,695)
Realized and unrealized gains (losses) on interest rate contracts	(8)	(261)
Realized and unrealized gains (losses) on equity investments	258	(397)
Other income (expense), net	(1,242)	(479)
Income (loss) from continuing operations before income tax	(6,538)	(21,238)
Income tax benefit (expense)	—	85
Net income (loss) from continuing operations	(6,538)	(21,153)
Income (loss) from discontinued operations, net of taxes	863	9,441
Net income (loss)	(5,675)	(11,712)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(2,243)	(2,673)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(96)	(296)
Net income (loss) attributable to Aimco Operating Partnership	$(8,014)	$(14,681)

Earnings (loss) per common unit - basic
Income (loss) from continuing operations attributable to Aimco Operating Partnership per common unit	$(0.06)	$(0.17)
Income (loss) from discontinued operations attributable to Aimco Operating Partnership per common unit	0.01	0.07
Net income (loss) attributable to Aimco Operating Partnership per common unit – basic (Note 8)	$(0.05)	$(0.10)

Earnings (loss) per common unit - diluted
Income (loss) from continuing operations attributable to Aimco Operating Partnership per common unit	$(0.06)	$(0.17)
Income (loss) from discontinued operations attributable to Aimco Operating Partnership per common unit	0.01	0.07
Net income (loss) attributable to Aimco Operating Partnership per common unit – diluted (Note 8)	$(0.05)	$(0.10)

Weighted-average common units outstanding – basic	145,370	144,457
Weighted-average common units outstanding – diluted	145,370	144,457

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Month Ended January 31, 2026 and the Three Months Ended March 31, 2025

(Going Concern Basis)

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2024	$122,957	$6,849	$129,806	$39,560	$169,366
Net income (loss)	(13,916)	(765)	(14,681)	296	(14,385)
Share-based compensation expense	1,352	2	1,354	—	1,354
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	174	174
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(430)	(430)
Redemption of OP Units held by third parties and reallocation of limited partners' interests in Aimco Operating Partnership	(145)	39	(106)	—	(106)
Redemption of OP Units held by Aimco	(256)	—	(256)	—	(256)
Other OP Unit issuances	552	—	552	—	552
Other, net	(58)	(48)	(106)	—	(106)
Balances at March 31, 2025	$110,486	$6,077	$116,563	$39,600	$156,163

Balances at December 31, 2025	$361,853	$12,740	$374,593	$20,000	$394,593
Net income (loss)	(7,743)	(271)	(8,014)	96	(7,918)
Share-based compensation expense	596	—	596	—	596
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(96)	(96)
Other OP Unit issuances	1,660	—	1,660	—	1,660
Other, net	(12)	(9)	(21)	—	(21)
Balances at January 31, 2026	$356,354	$12,460	$368,814	$20,000	$388,814

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(In thousands)

(Unaudited)

	Month Ended January 31,	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,675)	$(11,712)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,272	12,055
Realized and unrealized (gains) losses on interest rate contracts	8	261
Realized and unrealized (gains) losses on equity investments	(258)	397
Income tax expense (benefit)	—	(85)
Share-based compensation expense	581	1,136
Loss (income) from unconsolidated real estate partnerships	(148)	(544)
Other, including amortization of debt issuance costs	450	2,800
Discontinued operations:
Depreciation and amortization	398	4,366
Other adjustments to income (loss) from discontinued operations	24	101
Changes in operating assets and operating liabilities:
Operating assets, net	(1,788)	(3,163)
Operating liabilities, net	(36,211)	(1,784)
Total adjustments	(33,672)	15,540
Net cash provided by (used in) operating activities	(39,347)	3,828
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures(1)	(7,535)	(19,191)
Proceeds from repayment of seller financing receivable	18,500	—
Other investing activities	(532)	(557)
Net cash provided by (used in) investing activities	10,433	(19,748)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse construction loans and bridge financing	4,920	9,589
Principal repayments on non-recourse property debt	—	(817)
Proceeds from interest rate contracts	6	823
Purchase of interest rate contracts	—	(313)
Common stock repurchased	—	(256)
Payments related to withholding taxes for share-based compensation	(192)	(2,139)
Dividends paid on common stock and distributions paid on OP Units	(991)	(88,213)
Contributions from redeemable noncontrolling interests	1,700	2,877
Distributions to redeemable noncontrolling interests	(749)	(2,010)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	174
Distributions to noncontrolling interests in consolidated real estate partnerships	(96)	(430)
Redemption of OP Units held by third parties	—	(106)
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	(52,182)	—
Other financing activities	1,844	1,022
Net cash used in financing activities	(45,740)	(79,799)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(74,654)	(95,719)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	407,196	172,956
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$332,542	$77,237

(1) Accrued capital expenditures were $14.9 million and $14.8 million as of January 31, 2026, and March 31, 2025, respectively.

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

Aimco, through a wholly owned subsidiary, is the general partner and is, directly, the special limited partner of Aimco OP L.P. (“Aimco Operating Partnership”). As of March 31, 2026, Aimco owned 94.1% of the legal interest in the common partnership units of Aimco Operating Partnership and 95.1% of the dilutive economic interest in Aimco Operating Partnership. The remaining 5.9% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2026, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, each is referred to specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

We own or lease a portfolio of real estate investments focused primarily on the U.S. multifamily sector. At March 31, 2026, our portfolio includes six consolidated stabilized operating properties, two completed development properties in lease-up, and four unconsolidated properties. Additionally, we have a completed single family rental community, a waterfront ground-up development under construction, and undeveloped land parcels. In addition, we hold seller financing notes receivable related to the December 2025 sale of the Brickell Assemblage and other alternative investments, including our Mezzanine Investment, our investment in IQHQ Holdings, LP (“IQHQ”), and our investment in real estate technology funds. See Note 3 for further information regarding our Mezzanine Investment and our investment in IQHQ.

On November 10, 2025, our Board of Directors (the “Board”) determined advisable and approved a Plan of Sale and Liquidation, subject to stockholder approval. The Plan of Sale and Liquidation provides for the Company’s complete liquidation and dissolution in accordance with Section 331, Section 336 and Section 346(a) of the Internal Revenue Code of 1986 (the “Code”), as amended, and the Maryland General Corporation Law (“MGCL”). On February 6, 2026, holders of Common Shares representing approximately 83% of the outstanding Common Shares voted in favor of the adoption of the Plan of Sale and Liquidation. As a result, the Plan of Sale and Liquidation was adopted.

Note 2 — Plan of Sale and Liquidation

In accordance with the Plan of Sale and Liquidation, our objectives are to pursue an orderly liquidation by selling or otherwise disposing of our remaining assets, paying or otherwise settling our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, when appropriate and in the Board’s discretion, distributing the net proceeds from liquidation to our stockholders, subject to the creation of necessary reserves for, and the payment or other satisfaction of, expenses and other liabilities and obligations, and winding up our operations and dissolving our Company. The Company is aiming to complete the sales of the remaining assets of the Company and its subsidiaries within 24 months after the February 6, 2026, stockholder approval of the Plan of Sale and Liquidation. There can be no assurance that the Plan of Sale and Liquidation will result in any transaction or that the Plan of Sale and Liquidation will be completed. In connection with the Plan of Sale and Liquidation, we paid a special liquidating distribution of $1.45 per share on March 13, 2026 to shareholders of record at the close of business on February 27, 2026.

The Plan of Sale and Liquidation enables us to sell any and all of our assets without further approval of Aimco's stockholders and provides that the amounts and timing of liquidating distributions will be determined by the Board in its discretion. Pursuant to applicable REIT rules, liquidating distributions we pay pursuant to the Plan of Sale and Liquidation will qualify for the dividends paid deduction, provided that they are paid within 24 months of the approval of the Plan of Sale and Liquidation by

Aimco's stockholders. However, if we have not sold all of our assets and paid all of our liabilities within such time period, or if the Board otherwise determines that it is advantageous to do so earlier, we may transfer our remaining assets and liabilities to a liquidating trust or other liquidating entity.

The liquidating trust or other liquidating entity would pay or provide for all of our liabilities and distribute any remaining net proceeds from liquidation to the holders of beneficial interests in the liquidating trust or other liquidating entity. If we are not able to sell our properties and pay our debt within the 24-month period and the remaining assets are not transferred to a liquidating trust or other liquidating entity, any distributions made during the 24 months may not qualify for the dividends paid deduction and may increase our tax liability.

No assurance can be given that any liquidating distributions the Company pays to its shareholders will equal or exceed the estimate of net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of March 31, 2026. For a discussion of risks related to the Plan of Sale and Liquidation, refer to the section entitled “Risk Factors” described in Item 1A of Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2025. We expect to comply with the requirements necessary to continue to qualify as a REIT through the completion of the liquidation process, or until such time as Aimco terminates its status as a REIT and/or any remaining assets are transferred into a liquidating trust or other liquidating entity. The Board shall use commercially reasonable efforts to continue to cause Aimco to maintain its REIT status; provided, however, that the Board may elect to terminate Aimco’s status as a REIT if it determines that such termination would be in the best interest of the stockholders.

Note 3 — Basis of Presentation and Summary of Significant Accounting Policies

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

Going Concern Basis

The Condensed Consolidated Balance Sheet of Aimco and Aimco Operating Partnership as of December 31, 2025 have been derived from their respective audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2025. Except where indicated, the footnotes refer to both Aimco and Aimco Operating Partnership.

We no longer present a condensed consolidated balance sheet, a condensed consolidated statement of operations, a condensed consolidated statement of equity, or a condensed consolidated statement of cash flows subsequent to January 31, 2026. All financial results and disclosure through January 31, 2026, prior to the adoption of the liquidation basis of accounting, are presented on a going concern basis. As a result, the Condensed Consolidated Balance Sheet as of December 31, 2025, as well as the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Equity (Partners Capital) and the Condensed Consolidated Statements of Cash Flow for the month ended January 31, 2026, and the period ended December 31, 2025, are presented using the going concern basis of accounting.

Liquidation Basis

We have prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2026 and for the period from February 1, 2026 to March 31, 2026, in accordance with GAAP, as contained within the Accounting Standards Codification (“ASC”), including Subtopic 205-30, “Liquidation Basis of Accounting,” as indicated, and pursuant to the rules and regulations of the Securities and Exchange Commission.

We determined that liquidation became imminent as defined in ASC 205-30, “Liquidation Basis of Accounting,” based on the results of the Company's solicitation of proxies from its shareholders for their approval of the Plan of Sale and Liquidation. Although shareholder approval of the Plan occurred on February 6, 2026, we adopted the liquidation basis of accounting as of and for the periods subsequent to February 1, 2026. Any activity between February 1, 2026, and February 6, 2026, would not be materially different under the liquidation basis of accounting. Accordingly, on February 1, 2026, assets were adjusted to their estimated net realizable value, also referred to as liquidation value, which represents the estimated amount of cash or other consideration that we expect to collect through the disposal of assets. The liquidation values of our remaining assets are presented on an undiscounted basis. Liabilities are generally carried at their contractual amounts due or estimated settlement amounts.

We accrue costs and income that we expect to incur and earn as we carry out our liquidation activities through the end of the projected liquidation period to the extent we have a reasonable basis for estimation. These amounts are classified within Liabilities for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. The valuation of these amounts represent estimates based on present facts and circumstances of the net realizable value of the costs and income associated with carrying out the Plan of Sale and Liquidation. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion.

Actual costs incurred but unpaid are included in Accounts payable and accrued expenses at March 31, 2026 on the Condensed Consolidated Statement of Net Assets. All our liabilities, under either the going concern basis of accounting or the liquidation basis of accounting, are derecognized when we pay the obligation or when we are legally released from being the primary obligor under the liability.

Net assets in liquidation at March 31, 2026 represents the remaining estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the estimated cash flows from operations and the time required to complete the Plan of Sale and Liquidation, actual liquidation costs and sale proceeds may differ materially from the amounts estimated.

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

Real Estate

Liquidation Basis

Upon adoption of the liquidation basis of accounting, our investments in real estate were adjusted to their estimated net realizable value. The liquidation value represents the estimated amount of cash that we expect to receive through the disposal of our assets as we carry out the Plan of Sale and Liquidation. We estimated the liquidation value of our real estate investments generally based on either contractual purchase prices or offers received on the properties or, if no contracts or offers had been received yet, on management’s estimate of a property’s liquidation value, taking into account information obtained during the marketing and sale process for the properties, including broker opinions of value, initial market feedback, and market comparables. The liquidation values of our investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Subsequent to February 1, 2026, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to our net assets in liquidation. There were no changes subsequent to February 1, 2026 in the estimated liquidation value of the investments in real estate.

Going Concern Basis

Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an asset may not be recoverable, we assess its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the asset. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset. There were no impairment losses recognized during the month ended January 31, 2026, or three months ended March 31, 2025.

Non-recourse property debt, construction loans, and bridge financing

Liquidation Basis

Our non-recourse property debt, construction loans, and bridge financing are recognized at the estimated amount we expect to pay in cash, excluding future accrued interest and principal drawdown amounts, which are recognized within Liabilities for estimated costs in excess of estimated receipts during liquidation in our Condensed Consolidated Statement of Net Assets. Debt issuance costs were written off as a result of the adoption of the liquidation basis of accounting. As of March 31, 2026, we have non-recourse property debt of $59.3 million and non-recourse construction loans and bridge financing of $399.5 million presented within Non-recourse property debt, construction loans, and bridge financing in our Condensed Consolidated Statement of Net Assets.

Common noncontrolling interests in Aimco Operating Partnership

Liquidation Basis

Common noncontrolling interests in Aimco Operating Partnership consist of OP Units held by third parties and are reflected in Aimco's accompanying Condensed Consolidated Statement of Net Assets as Net assets attributable to noncontrolling interests in Aimco Operating Partnership. The net assets in liquidation is allocated to the holders of OP Units, other than Aimco, based on the number of OP Units (including OP Units held by Aimco) outstanding at the end of the period. As of March 31, 2026, the holders of OP Units had a dilutive economic ownership interest in Aimco Operating Partnership of approximately 4.9%.

Going Concern Basis

Common noncontrolling interests in Aimco Operating Partnership are reflected in Aimco’s accompanying Condensed Consolidated Balance Sheet as Common noncontrolling interests in Aimco Operating Partnership. Aimco Operating Partnership’s income or loss is allocated to the holders of OP Units, other than Aimco, based on the weighted-average number of OP Units (including OP Units held by Aimco) outstanding during the period. For the month ended January 31, 2026, and three months ended March 31, 2025, the holders of OP Units had a weighted-average economic ownership interest in Aimco Operating Partnership of approximately 3.4%, and 5.2%, respectively. Substantially all of the assets and liabilities of Aimco are held by Aimco Operating Partnership.

Redeemable noncontrolling interests in consolidated real estate partnerships

Liquidation Basis

In February 2026, we redeemed the remaining preferred equity interest that receives 8.0% preferred return per annum in an entity that owns a portfolio of operating apartment communities for a cash purchase price of $51.9 million, inclusive of accrued preferred return. In addition, we redeemed the preferred equity interest accruing 9.7% preferred return per annum in a consolidated joint venture with a residential apartment community in lease-up for a cash purchase price of $34.0 million, inclusive of accrued preferred return.

As of March 31, 2026, redeemable noncontrolling interests in consolidated real estate partnerships consists of the preferred equity interest accruing 14.5% preferred return per annum in an entity that owns a waterfront ground-up development. The preferred equity contributions received and the accrued preferred return through March 31, 2026 are included within Liabilities for noncontrolling interests in consolidated real estate partnerships in Aimco's Condensed Consolidated Statement of Net Assets. The preferred return expected to accrue in future periods through the estimated sale date of our interest in the development is included within Liabilities for estimated costs in excess of estimated receipts during liquidation in our Condensed Consolidated Statement of Net Assets.

Going Concern Basis

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

Redeemable noncontrolling interests in consolidated real estate partnerships as of January 31, 2026, consisted of the following: (i) a preferred equity interest that receives 8.0% preferred return per annum in an entity that owns a portfolio of operating apartment communities, (ii) a preferred equity interest accruing 9.7% preferred return per annum in a consolidated joint venture with a residential apartment community in lease-up, and (iii) a preferred equity interest accruing 14.5% preferred return per annum in an entity that owns a waterfront ground-up development. Capital contributions, distributions, and net income attributable to redeemable noncontrolling interests in consolidated real estate partnerships are determined in accordance with the relevant partnership agreements. These interests are presented as Redeemable noncontrolling interests in consolidated real estate partnerships in our Condensed Consolidated Balance Sheet as of December 31, 2025.

The assets of our consolidated real estate partnerships must first be used to settle the liabilities of the consolidated real estate partnerships. The consolidated real estate partnership’s creditors do not have recourse to the general credit of Aimco Operating Partnership.

The following table shows changes in our redeemable noncontrolling interests in consolidated real estate partnerships for the month ended January 31, 2026, and the three months ended March 31, 2025, (in thousands):

	Month Ended January 31, 2026	Three Months Ended March 31, 2025
Balance at Beginning of Period	$158,292	$142,931
Contributions	1,700	2,877
Distributions	(749)	(2,010)
Redemptions(1)	(52,182)	—
Net income	2,243	2,673
Other	—	(80)
Balance at End of Period	$109,304	$146,391

(1) In January 2026, we redeemed 50% of the preferred equity interest that receives 8.0% preferred return per annum in an entity that owns a portfolio of operating apartment communities for a cash purchase price of $52.2 million.

Noncontrolling interests in consolidated real estate partnerships

As of March 31, 2026 and December 31, 2025, noncontrolling interests in consolidated real estate partnerships consists of the $20.0 million third-party equity interest in a consolidated entity that holds a limited partner interest in a subsidiary that holds our Upton Place property. As of March 31, 2026 and December 31, 2025, the third-party equity interest is presented in Liabilities for noncontrolling interests in consolidated real estate partnerships in our Condensed Consolidated Statement of Net Assets and Noncontrolling interests in consolidated real estate partnerships in our Condensed Consolidated Balance Sheet, respectively. The third-party equity interest earns approximately $1.2 million annually, distributed monthly. The distributions expected to occur in future periods through the estimated sale date of the property are included in Liabilities for estimated costs in excess of estimated receipts during liquidation in our Condensed Consolidated Statement of Net Assets.

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

In June 2023, we closed on the sale of a 20% non-controlling participation in the Mezzanine Investment for $33.5 million. The partial sale and transfer of the financial interest did not qualify for sale accounting and therefore, we recorded the cash received from the purchaser as a liability, which is included in Accrued liabilities and other in our Condensed Consolidated Balance Sheet as of December 31, 2025 and Mezzanine investment - participation sold in our Condensed Consolidated Statement of Net Assets as of March 31, 2026. Although the cash received is accounted for as a liability, no amount is due to the purchaser until after we receive $134.0 million plus an annualized return. While the Mezzanine Investment had not been repaid and was in maturity default as of March 31, 2026, we are precluded from derecognizing the liability under both the liquidation basis and going concern basis of accounting until it has been deemed to be extinguished in accordance with GAAP.

Income tax

Liquidation Basis

Income taxes we expect to incur during the execution of the Plan of Sale and Liquidation are included in Liabilities for estimated costs in excess of estimated receipts during liquidation in our Condensed Consolidated Statement of Net Assets.

Going Concern Basis

Certain aspects of our operations are conducted through taxable REIT subsidiaries, or “TRS entities”. Additionally, our TRS entities hold an investment in Oak Shore.

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

Assets held for sale and discontinued operations

Going Concern Basis

We classify properties as held for sale when they meet the GAAP criteria, which include (among others): (a) management commits to and initiates a plan to sell the asset; (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets; and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn, which is typically indicated by receipt of a significant, non-refundable deposit from the buyer pursuant to a sales contract. We present the assets and liabilities of any properties held for sale separately in the Condensed Consolidated Balance Sheet as of December 31, 2025. Properties held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Upon the classification of an asset as held for sale, no further depreciation is recorded.

In connection with the held for sale evaluation, if the disposal or intended disposal represents a strategic shift in operations (e.g., a disposal of a major geographic area or a major line of business) that has, or will have, a major effect on our consolidated financial statements, then the property is presented as discontinued operations. For any property qualifying for classification as discontinued operations, the components of net income (loss) presented as discontinued operations are primarily comprised of rental and other property revenues, property operating expenses, depreciation and amortization, and interest expense. We reclassify interest expense related to property debt within discontinued operations when the related property is sold or classified as held for sale. For periods prior to the property qualifying for discontinued operations, we reclassify the results of operations to discontinued operations. The net gain on sale is presented in discontinued operations when recognized. We combine the operating, investing, and financing portions of cash flows attributable to discontinued operations with respective cash flows from continuing operations in the accompanying Condensed Consolidated Statements of Cash Flows. See Note 10 for additional information regarding assets held for sale and discontinued operations. Unless otherwise noted or separately presented, the information disclosed in Note 6 through Note 11 (with the exception of Note 10) refer only to our continuing operations and do not include discussion of balances or activity related to the properties presented within discontinued operations.

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

Restricted cash

Restricted cash consists of tenant security deposits, cash restricted as required by our debt agreements, and cash restricted in association with legal, municipal, federal, or tax requirements. As of March 31, 2026, we had $216.0 million of cash and cash equivalents and $8.3 million of restricted cash included within Cash, cash equivalents, and restricted cash in our Condensed Consolidated Statement of Net Assets. The reconciliation of cash flow information for the month ended January 31, 2026, and three months ended March 31, 2025, is as follows (in thousands):

	January 31, 2026	December 31, 2025
Cash and cash equivalents	$320,360	$394,891
Restricted cash	9,611	10,131
Restricted cash from discontinued operations and held for sale	2,571	2,174
Cash, cash equivalents, and restricted cash	$332,542	$407,196

Notes receivable and other investments

Liquidation Basis

Upon adoption of the liquidation basis of accounting, our notes receivable and other investments were adjusted to their estimated net realizable value. We estimated the liquidation value of the notes receivable at their face value of $85.0 million based on information obtained during the marketing and sale process for the notes.

As of March 31, 2026, other investments of $4.5 million are included within Notes receivable and other investments in our Condensed Consolidated Statement of Net Assets. The remaining unfunded commitments related to our investments in property technology funds are reflected within Liabilities for estimated costs in excess of estimated receipts during liquidation in our Condensed Consolidated Statement of Net Assets.

Going Concern Basis

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

The following table summarizes our Notes receivable as of January 31, 2026 and December 31, 2025 (in thousands):

	January 31, 2026	December 31, 2025
Notes receivable - held for sale:
Note A (1)	$86,512	$85,363
Notes receivable - held for investment:
Note B (2)	—	18,500
Total notes receivable	$86,512	$103,863

(1) In December 2025, Aimco issued $85.0 million of seller financing notes in conjunction with the sale of the Brickell Assemblage. The seller financing notes have initial terms of 24 months with compounding interest rates that increase from 12%

to 16% after twelve months, as well as exit fees of 3%. The seller financing notes also allow for two successive one-year renewal options at the buyer's election, upon which the interest rates will increase to 20% and 24%, respectively.

(2) During the month ended January 31, 2026, we finalized an agreement to monetize a subordinated seller financing note associated with property in La Jolla, California, that had an effective interest rate of 6.0% and a current annual interest rate of 2.9%. The agreement was structured as a modification and repayment of the note in January 2026, when we collected the $18.5 million balance included within Notes receivable within the Condensed Consolidated Balance Sheet as of December 31, 2025. During the three months ended March 31, 2025, we recognized amortization of discount on the seller financing note of $0.3 million, which was recorded as a component of Interest Income in our Condensed Consolidated Statements of Operations. We did not recognize any amortization of the discount during the month ended January 31, 2026.

Other assets, net

Liquidation Basis

Upon adoption of the liquidation basis of accounting, deferred costs that will not be converted to cash, such as deferred leasing costs, were written off. Additionally, prepaid expenses and real estate taxes that will not be converted to cash are written off. Our unconsolidated real estate partnerships, corporate fixed assets, and accounts receivable were adjusted to their estimated net realizable value. Our intangible assets were also adjusted to their estimated net realizable value; as the tax abatement contract will be realized in connection with the sale of the associated real estate, it is presented in Real Estate in the Condensed Consolidated Statement of Net Assets.

Going Concern Basis

Other assets, net were comprised of the following amounts as of December 31, 2025 (in thousands):

December 31, 2025
Other investments	$9,444
Deferred costs, deposits, and other	9,322
Prepaid expenses and real estate taxes	15,707
Interest rate contracts (1)	55
Unconsolidated real estate partnerships	15,270
Intangible assets, net	12,262
Corporate fixed assets, net of accumulated depreciation of $10,103 as of December 31, 2025	5,880
Accounts receivable, net of allowances of $927 as of December 31, 2025	13,780
Total other assets, net	$81,720

(1) Under the going concern basis, we account for our Interest rate contracts as non-designated hedges.

Dividends payable

At the time of a declaration, we accrue for dividends on our Common Stock and distributions on OP units held by third parties in Dividends payable in our Condensed Consolidated Balance Sheet as of December 31, 2025 or Condensed Consolidated Statement of Net Assets as of March 31, 2026. The amount accrued includes non-forfeitable and forfeitable dividends on our share-based compensation awards. Forfeitable dividends are not paid unless and until the underlying share-based compensation award vests. As of March 31, 2026, we have a liability of $3.4 million related to certain unvested share-based compensation awards, which will be paid when the requisite service-based and market-based conditions have been achieved or the dual-trigger vesting conditions are met in accordance with the Plan of Sale and Liquidation.

Revenue from contracts with customers

Going Concern Basis

We apply ASC 606, “Revenue from Contracts with Customers”, in recognizing revenue from our operations at The Benson Hotel. The Benson Hotel revenues consist of amounts derived from hotel operations, including room sales, food and beverage sales, and other ancillary hotel service revenues. We recognize revenue from the rental of the hotel rooms and guest services when we satisfy performance obligations as evidenced by the transfer of control when rooms are occupied, and services have been provided. Food and beverage sales are recognized when the customer has been serviced or at the time the transaction occurs. The transaction prices for hotel room sales and other goods and services are generally fixed and based on the respective room reservation or other agreement. Payment terms generally align with when the goods and services are provided. Our contracts generally have a single performance obligation, recognized at a point in time.

The Benson Hotel generated revenues of $0.4 million and $1.4 million for the month ended January 31, 2026, and three months ended March 31, 2025, respectively.

Note 4 — Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation

Liquidation Basis

The liquidation basis of accounting requires us to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Sale and Liquidation. As of March 31, 2026, we estimated that we will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing and value of property sales, estimates of direct costs incurred to complete the sales, the timing and estimated amounts associated with discharging known and contingent liabilities, and the estimated costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period based on the estimated disposal date of each asset; however, no assurances can be provided that the dates used in estimation will be met.

Upon transition to the liquidation basis of accounting on February 1, 2026, we accrued the following revenues and expenses expected to be incurred during liquidation (in thousands):

As of February 1, 2026
Rental and other property revenues	$69,958
Property operating expenses	(26,266)
General and administrative expenses	(22,854)
Interest income	3,828
Interest expense	(32,773)
Capital expenditures	(2,762)
Capital expenditures for active construction(1)	(72,821)
Liquidation transaction costs(2)	(51,600)
Distributions and returns to noncontrolling interests	(7,674)
Income tax	(326)
Other estimated (costs), net of receipts	(2,384)
Liabilities for estimated costs in excess of estimated receipts during liquidation	$(145,674)

(1) Capital expenditures for our one multifamily development project under construction in Miami, Florida is primarily funded through a construction loan and preferred equity draws. Our estimated future capital expenditures exclude certain commitments we expect will not be incurred prior to the sale of our interest in the active development.

(2) Liquidation transaction costs primarily include disposal costs related to the sale of the Company's assets, severance expenses, and advisory expenses related to the Plan of Sale and Liquidation.

The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of March 31, 2026 is as follows (in thousands):

	As of February 1, 2026	Revenue Recognized / Expense Incurred	As of March 31, 2026
ASSETS
Estimated net inflows from real estate(1)	$43,692	$(7,069)	$36,623
Interest income	3,828	(1,323)	2,505
Total estimated assets	47,520	(8,392)	39,128

LIABILITIES
General and administrative expenses	(22,854)	5,514	(17,340)
Interest expense	(32,773)	5,944	(26,829)
Capital expenditures	(2,762)	1,734	(1,028)
Capital expenditures for active construction	(72,821)	14,570	(58,251)
Distributions and returns to noncontrolling interests	(7,674)	1,947	(5,727)
Liquidation transaction costs	(51,600)	19,916	(31,684)
Income tax	(326)	(374)	(700)
Other estimated (costs), net of receipts	(2,384)	763	(1,621)
Total estimated liabilities	(193,194)	50,014	(143,180)

Liabilities for estimated costs in excess of estimated receipts during liquidation	$(145,674)	$41,622	$(104,052)

(1) Estimated net inflows from real estate include estimated future rental and other property revenues during liquidation less estimated future property operating expenses during liquidation

Note 5 — Net Assets in Liquidation

The following is a reconciliation of total Aimco equity under the going concern basis of accounting as of January 31, 2026, to net assets in liquidation under the liquidation basis of accounting as of February 1, 2026 (in thousands):

Total Aimco equity as of January 31, 2026:	$356,354
Increase due to estimated net realizable value of real estate	596,664
Increase due to estimated net realizable value of unconsolidated partnerships	29,403
Decrease due to estimated net realizable value of notes receivable	(1,512)
Decrease due to estimated net realizable value of other assets, net(1)	(10,953)
Increase due to remeasurement of liabilities	114,154
Decrease due to write-off of prepaid assets and deferred costs	(29,684)
Decrease due to liabilities for estimated costs in excess of estimated receipts during liquidation	(145,674)
Decrease due to allocation to noncontrolling interest in Aimco Operating Partnership	(29,156)
Adjustment to reflect the change to the liquidation basis of accounting	523,242
Estimated value of net assets in liquidation attributable to Aimco as of February 1, 2026	879,596

Total noncontrolling interest in Aimco Operating Partnership as of January 31, 2026:	12,460
Increase due to allocation of noncontrolling interest in Aimco Operating Partnership	29,156
Estimated value of net assets in liquidation attributable to noncontrolling interest in Aimco Operating Partnership as of February 1, 2026	41,616

Estimated value of net assets in liquidation as of February 1, 2026	$921,212

(1) Other assets, net primarily include other investments and corporate fixed assets.

The following is a reconciliation of total partners' capital attributable to Aimco Operating Partnership under the going concern basis of accounting as of January 31, 2026, to net assets in liquidation under the liquidation basis of accounting as of February 1, 2026 (in thousands):

Partners' capital attributable to Aimco Operating Partnership as of January 31, 2026:	$368,814
Increase due to estimated net realizable value of real estate	596,664
Increase due to estimated net realizable value of unconsolidated partnerships	29,403
Decrease due to estimated net realizable value of notes receivable	(1,512)
Decrease due to estimated net realizable value of other assets, net(1)	(10,953)
Increase due to remeasurement of liabilities	114,154
Decrease due to write-off of prepaid assets and deferred costs	(29,684)
Decrease due to liabilities for estimated costs in excess of estimated receipts during liquidation	(145,674)
Adjustment to reflect the change to the liquidation basis of accounting	552,398
Estimated value of net assets in liquidation as of February 1, 2026	$921,212

(1) Other assets, net primarily include other investments and corporate fixed assets.

Net assets in liquidation decreased by $215.3 million during the period February 1, 2026, to March 31, 2026, primarily due to Aimco's declaration and payment of the $1.45 per share and per unit liquidating distributions.

Note 6 — Commitments and Contingencies

Commitments

In connection with our development activities, we have entered into various construction-related contracts, and have made commitments to complete development of certain real estate, pursuant to financing or other arrangements. As of March 31, 2026, we had remaining commitments for construction-related contracts of $70.9 million, with $88.0 million undrawn on our non-recourse construction loans.

As of March 31, 2026, we have remaining unfunded commitments of $0.9 million related to our investments in property technology funds invested in entities that develop technology related to the real estate industry. The timing of the remaining funding of these commitments is uncertain.

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

Note 7 — Common Stock, OP Units, and Equivalents

Liquidation Basis

Aimco Equity

As of March 31, 2026, Aimco has 141.2 million shares of Common Stock outstanding, 1.3 million unvested time-based restricted stock awards, and a maximum of 1.3 million shares of unvested market-based restricted stock awards, with 0.9 million shares of the market-based awards expected to vest based on stock price performance through March 31, 2026. Additionally, as of March 31, 2026, Aimco has 3.0 million exercisable stock options with a weighted-average exercise price of $3.38 per share, reflecting the equitable adjustments as a result of the special dividends paid during the prior year and the initial liquidating distribution.

Aimco Operating Partnership Partners' Capital

As of March 31, 2026, Aimco Operating Partnership has 146.1 million OP Units outstanding, including 141.2 million held by Aimco and 4.9 million held by third parties. In addition to the OP Units that may be issued to Aimco upon vesting of the restricted stock awards or exercise of stock options discussed above, Aimco Operating Partnership has 4.1 million LTIP II units with a weighted-average conversion metric of $1.87 per unit, reflecting the equitable adjustments as a result of the special dividends paid during the prior year and the initial liquidating distribution.

Note 8 — Earnings per Share and per Unit

Going Concern Basis

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

Aimco’s Common Stock and OP Unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares of Common Stock and Aimco Operating Partnership’s issuance to Aimco of additional OP Units equal to the number of shares of Common Stock purchased under the options. These equivalents also include unvested market-based restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and OP Units outstanding equal to the number of the shares that vest. OP Unit equivalents also include unvested long-term incentive partnership units. The Common Stock and OP Unit equivalents were not included in the computation of diluted earnings per share and unit for the month ended January 31, 2026, and three months ended March 31, 2025, because the effect of their inclusion would have been antidilutive. As of January 31, 2026, the Common Stock and OP Unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 3.9 million and 8.1 million, respectively.

Aimco’s time-based restricted stock awards receive non-forfeitable dividends similar to shares of Common Stock and OP Units prior to vesting, and our market-based long-term incentive partnership units (“LTIP Units”) receive non-forfeitable distributions based on specified percentages of the distributions paid to OP Units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Participating securities were not included in the computation of diluted earnings per share and unit for the month ended January 31, 2026, and three months ended March 31, 2025, because the effect of their inclusion would have been antidilutive. As of January 31, 2026, participating securities that could potentially dilute basic earnings per share or unit in future periods totaled 1.5 million.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the month ended January 31, 2026, and three months ended March 31, 2025, are as follows (in thousands, except per share and per unit data):

	Month Ended January 31,	Three Months Ended March 31,
	2026	2025
Earnings per share
Numerator:
Income (loss) from continuing operations	$(6,538)	$(21,153)
Less: Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(2,243)	(2,673)
Less: Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(96)	(296)
Less: Net (income) loss from continuing operations attributable to common noncontrolling interests in Aimco Operating Partnership	300	1,259
Less: Net (income) loss allocated to Aimco participating securities	—	—
Income (loss) from continuing operations attributable to Aimco common stockholders	(8,577)	(22,863)
Income (loss) from discontinued operations, net of taxes	863	9,441
Less: Net (income) loss from discontinued operations attributable to common noncontrolling interests in Aimco Operating Partnership	(29)	(494)
Income (loss) from discontinued operations attributable to Aimco common stockholders	834	8,947
Net income (loss) attributable to Aimco common stockholders	$(7,743)	$(13,916)

Denominator - shares:
Basic weighted-average common stock outstanding	140,446	136,903
Diluted share equivalents outstanding	—	—
Diluted weighted-average common stock outstanding	140,446	136,903

Earnings (loss) per share - basic
Income (loss) from continuing operations attributable to Aimco per common share	$(0.06)	$(0.17)
Income (loss) from discontinued operations attributable to Aimco per common share	0.01	0.07
Net income (loss) attributable to Aimco per common share – basic	$(0.05)	$(0.10)

Earnings (loss) per share - diluted
Income (loss) from continuing operations attributable to Aimco per common share	$(0.06)	$(0.17)
Income (loss) from discontinued operations attributable to Aimco per common share	0.01	0.07
Net income (loss) attributable to Aimco per common share – diluted	$(0.05)	$(0.10)

	Month Ended January 31,	Three Months Ended March 31,
	2026	2025
Earnings per unit
Numerator:
Income (loss) from continuing operations	$(6,538)	$(21,153)
Less: Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(2,243)	(2,673)
Less: Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(96)	(296)
Less: Net (income) loss allocated to Aimco participating securities	—	—
Income (loss) from continuing operations attributable to Aimco Operating Partnership's common unitholders	(8,877)	(24,122)
Income (loss) from discontinued operations attributable to Aimco Operating Partnership's common unitholders	863	9,441
Net income (loss) attributable to Aimco Operating Partnership's common unitholders	$(8,014)	$(14,681)

Denominator - units
Basic weighted-average OP Units outstanding	145,370	144,457
Diluted OP Unit equivalents outstanding	—	—
Diluted weighted-average OP Units outstanding	145,370	144,457

Earnings (loss) per unit - basic
Income (loss) from continuing operations attributable to Aimco Operating Partnership per unit	$(0.06)	$(0.17)
Income (loss) from discontinued operations attributable to Aimco Operating Partnership per unit	0.01	0.07
Net income (loss) attributable to Aimco per unit – basic	$(0.05)	$(0.10)

Earnings (loss) per unit - diluted
Income (loss) from continuing operations attributable to Aimco Operating Partnership per unit	$(0.06)	$(0.17)
Income (loss)from discontinued operations attributable to Aimco Operating Partnership per unit	0.01	0.07
Net income (loss) attributable to Aimco Operating Partnership per unit – diluted	$(0.05)	$(0.10)

Note 9 — Lease Arrangements

Liquidation Basis

Aimco as Lessor

We accrue all income that we expect to earn through the completion of our liquidation based on the estimated disposal date of each asset, to the extent we have a reasonable basis for estimation. Rental and other property revenues are estimated based on projected multifamily operations and contractual in-place leases for commercial space through the anticipated disposition date of the properties. Sublease income is estimated based on the contractual in-place sublease arrangements. These amounts are recognized within Liabilities for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statement of Net Assets. See Note 4 for additional information regarding the liabilities for costs in excess of estimated receipts during liquidation.

Aimco as Lessee

Future lease obligations for our ground leases are recognized within Lease liabilities - finance leases, while future lease obligations for our corporate office space are included within Accounts payable and accrued expenses in the Condensed Consolidated Statement of Net Assets. These lease liabilities are measured at the present value of the expected future lease payments over the liquidation period at discount rates equivalent to the rates we would have paid on a secured borrowing with terms similar to the leases at commencement.

Going Concern Basis

Aimco as Lessor

Our apartment homes and commercial spaces are leased to tenants under operating leases. As of January 31, 2026, our apartment home leases generally had initial terms of 24 months or less. As of January 31, 2026, our commercial space leases generally had initial terms between 5 and 15 years and represent approximately 4% to 5% of our total revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and other certain conditions.

We have a sublease arrangement providing space within our corporate office for fixed rents, which commenced on January 1, 2021 and expires on May 31, 2029. For the month ended January 31, 2026, we recognized sublease income of $0.1 million. For the three months ended March 31, 2025, we recognized sublease income of $0.4 million.

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements and other services. We have elected the practical expedient to not separate non-lease components from associated lease components in accordance with ASC 842. For the month ended January 31, 2026, and three months ended March 31, 2025, our total lease income was comprised of the following amounts for all residential and commercial property leases (in thousands):

	Month Ended January 31,	Three Months Ended March 31,
	2026	2025
Fixed lease income	$5,184	$19,069
Variable lease income	529	2,367
Total lease income	$5,713	$21,436

Aimco as Lessee

Lease Arrangements

We are lessee to finance leases for the land underlying our properties at Upton Place, Strathmore Square, and Oak Shore. We have operating leases primarily for corporate office space. Substantially all of our office lease payments are fixed. See the table below for lease costs, net of capitalized finance lease costs, for the month ended January 31, 2026, and three months ended March 31, 2025 (in thousands):

	Month Ended January 31,	Three Months Ended March 31,
	2026	2025
Operating lease costs	$115	$438
Finance lease costs:
Amortization of right-of-use assets	106	322
Interest on lease liabilities	632	1,852
Total lease costs, net of capitalized amounts	$853	$2,612

Note 10 — Assets Held for Sale and Discontinued Operations

During the third and fourth quarters of 2025, we sold five properties located in the suburban Boston area in Massachusetts, New Hampshire, and Rhode Island (the “Boston Portfolio”) for $740.0 million. In connection with the sale of the Boston portfolio, $173.4 million of non-recourse property debt was assumed by the purchaser.

In January 2026, we received the remaining funding of a significant, non-refundable deposit for the sale of our portfolio of seven apartment properties located in the Chicago market (the “Chicago Portfolio”). We determined that the Chicago Portfolio met the held-for-sale criteria beginning on this date. In March 2026, we completed the sale of the Chicago Portfolio for $455.0 million. In connection with the sale of the Chicago Portfolio, $282.5 million of non-recourse property debt was assumed by the purchaser.

We determined that the Boston Portfolio and Chicago Portfolio were each disposal groups that met the criteria of discontinued operations as the sales of these properties represented strategic shifts that had significant effects on our operations and, as such, the results, assets, and liabilities of these properties are classified as discontinued operations for all periods presented in accordance with ASC 205-20 “Presentation of Financial Statements: Discontinued Operations”.

The following table presents a summary of the major components of assets and liabilities, in accordance with GAAP, related to the discontinued operations as of December 31, 2025 (in thousands):

December 31, 2025
Buildings and improvements	$269,961
Land	23,128
Total real estate	293,089
Accumulated depreciation	(175,700)
Net real estate	117,389
Restricted cash	1,539
Other assets, net	372
Assets from discontinued operations, net	$119,300

Non-recourse property debt, net	$281,303
Accrued liabilities and other	10,903
Liabilities from discontinued operations, net	$292,206

The following table summarizes income from discontinued operations for the month ended January 31, 2026, and three months ended March 31, 2025:

	Month Ended January 31,	Three Months Ended March 31,
	2026	2025
REVENUES
Rental and other property revenues	$3,994	$29,470

OPERATING EXPENSES
Property operating expenses	1,647	9,927
Depreciation and amortization	398	4,366
Total operating expenses	2,045	14,293

Interest income	—	7
Interest expense	(1,086)	(5,743)
Income (loss) from discontinued operations before income tax	863	9,441
Income tax benefit (expense)	—	—
Income (loss) from discontinued operations, net of taxes	863	9,441
(Income) loss from discontinued operations attributable to common noncontrolling interests in Aimco Operating Partnership	(29)	(494)
Net income (loss) from discontinued operations attributable to Aimco	$834	$8,947

The following table summarizes cash flow information related to the discontinued operation for the month ended January 31, 2026, and three months ended March 31, 2025:

	Month Ended January 31,	Three Months Ended March 31,
	2026	2025
Total operating cash flows from (used in) discontinued operations	$1,696	$13,197
Total investing cash flows from (used in) discontinued operations	(340)	(1,563)

During the fourth quarter of 2025, we entered into an agreement to sell two properties located in Plantation, Florida, and Nashville, Tennessee and received a significant, non-refundable deposit in connection therewith. We determined the two properties represented a disposal group that met the criteria to be classified as held for sale as of January 31, 2026, and December 31, 2025. In February 2026, we completed the sale of these two properties for $155.0 million. The transaction does not meet the criteria for discontinued operations classification.

The following table presents a summary of the major components of assets and liabilities, in accordance with GAAP, related to the real estate properties held for sale as of December 31, 2025 (in thousands):

December 31, 2025
Buildings and improvements	$80,627
Land	6,645
Total real estate	87,272
Accumulated depreciation	(61,341)
Net real estate	25,931
Restricted cash	635
Other assets, net	281
Assets held for sale, net	$26,847

Non-recourse property debt, net	$105,506
Accrued liabilities and other	2,241
Liabilities related to assets held for sale, net	$107,747

Note 11 — Business Segments

Prior to the adoption of the Plan of Sale and Liquidation, we had three segments: (i) Development; (ii) Operating; and (iii) Other. Subsequent to the adoption of the Plan of Sale and Liquidation, we no longer make operating decisions or assess performance in separate segments as all assets are considered held for sale.

Our Development segment consisted of rental communities that were under construction or had not achieved stabilization, as well as land held for development. As of January 31, 2026, our Development segment consisted of 9 properties, including one under construction, two completed and in lease-up, one that had completed lease-up and was stabilizing operations, and five undeveloped land parcels.

Our Operating segment included 8 residential apartment communities with 1,029 apartment homes that had achieved a stabilized level of operations as of January 1, 2025 and maintained it throughout the current year and comparable period. Two of the communities, Hillmeade and Plantation Gardens, met the held for sale criteria in accordance with GAAP as described in Note 3. We aggregated all our apartment communities that had reached stabilization into our Operating segment.

Our Other segment consisted of owned properties that were not included in our Development or Operating segments. Our Other segment included The Benson Hotel, our only hotel.

Prior period segment information has been recast based upon our current segment population, and is consistent with how our President and Chief Executive Officer, the chief operating decision maker (“CODM”) evaluated the business prior to adoption of the Plan of Sale and Liquidation. During the month ended January 31, 2026, we reclassified and recast as discontinued operations the seven properties within our Chicago Portfolio, which was previously reported within the Operating segment. Refer to Note 10 for the operating results of our discontinued operations, which consists of both the Chicago Portfolio and Boston Portfolio.

Prior to the adoption of the Plan of Sale and Liquidation, our CODM evaluated performance and allocated resources for all of our segments using historical and projected property net operating income (“PNOI”), which was our measure of segment profit or loss. PNOI is defined as rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, including utility reimbursements, for the consolidated communities; but excluding

•
the results of four apartment communities with an aggregate 142 apartment homes that we neither manage nor consolidate, our investment in IQHQ, the Mezzanine Investment, and investments in real estate technology funds; and
•
property management costs and casualty gains or losses, reported in consolidated amounts, in our assessment of segment performance.

Prior to the adoption of the Plan of Sale and Liquidation, our CODM used historical and projected PNOI to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget process. PNOI was used to review operating trends, perform analytical comparisons between periods, and to monitor budget-to-actual variances on at least a quarterly basis in order to assess performance and allocate resources. The corporate goals, which impacted short term incentive compensation for employees, also previously included consideration of PNOI.

The accounting policies of segments were the same as those under the going concern basis of accounting described in the summary of significant accounting policies in Note 3.

The following tables present the results of operations of consolidated properties within our segments for the month ended January 31, 2026, and three months ended March 31, 2025 (in thousands):

	Development	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments(2)	Consolidated
Month Ended January 31, 2026
Rental and other property revenues	$2,838	$2,476	$428	$417	$—	$6,159
Controllable operating expenses(3)	604	472	512	—	—	1,588
Real estate taxes, net of capitalized amounts	491	411	64	—	—	966
Utilities expense, net of utility reimbursements	130	80	29	417	—	656
Property insurance expense, net of capitalized amounts	45	78	9	—	—	132
Other property operating expenses(4)	—	—	—	—	790	790
Property operating expenses	1,270	1,041	614	417	790	4,132
Property net operating income (loss)	1,568	1,435	(186)	—	(790)	2,027
Other operating expenses not allocated to segments(5)	—	—	—	—	(6,567)	(6,567)
Other items included in income (loss) from continuing operations before income tax(6)	—	—	—	—	(1,998)	(1,998)
Income (loss) from continuing operations before income tax	$1,568	$1,435	$(186)	$—	$(9,355)	$(6,538)

	Development	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments(2)	Consolidated
Three Months Ended March 31, 2025
Rental and other property revenues	$5,209	$7,540	$1,446	$630	$8,057	$22,882
Controllable operating expenses(3)	1,428	1,166	1,716	—	730	5,040
Real estate taxes, net of capitalized amounts	1,099	1,158	269	—	2,066	4,592
Utilities expense, net of utility reimbursements	600	265	72	630	256	1,823
Property insurance expense, net of capitalized amounts	359	215	33	—	380	987
Other property operating expenses(4)	—	—	—	—	696	696
Property operating expenses	3,486	2,804	2,090	630	4,128	13,138
Property net operating income (loss)	1,723	4,736	(644)	—	3,929	9,744
Other operating expenses not allocated to segments(5)	—	—	—	—	(20,235)	(20,235)
Other items included in income (loss) from continuing operations before income tax(6)	—	—	—	—	(10,747)	(10,747)
Income (loss) from continuing operations before income tax	$1,723	$4,736	$(644)	$—	$(27,053)	$(21,238)
(1)
Represents the reclassification of utility reimbursements, which were included in Rental and other property revenues in our Condensed Consolidated Statements of Operations, in accordance with GAAP, from revenues to property operating expenses for the purpose of evaluating segment results.
(2)
Includes the operating results of apartment communities sold during or subsequent to the period. Also includes property management expenses and casualty gains and losses, which were included in consolidated property operating expenses and were not part of our segment performance measure.
(3)
Controllable operating expenses primarily consisted of property personnel costs, marketing, repairs and maintenance, and contract services.
(4)
Other property operating expenses included property management costs and casualty gains or losses, which were included in consolidated property operating expenses and were not part of our segment performance measure.
(5)
Other operating expenses not allocated to segments consisted of depreciation and amortization, and general and administrative expenses.
(6)
Other items included in Income (loss) before income tax consisted primarily of interest income, interest expense, realized and unrealized gains (losses) on interest rate contracts, realized and unrealized gains (losses) on equity investments, other income (expense), and gain on dispositions of real estate, if any.

Net real estate and non-recourse property debt and construction loans, net, of our segments as of December 31, 2025, were as follows (in thousands):

	Development	Operating	Other	Total
As of December 31, 2025
Buildings and improvements	$626,929	$93,144	$24,868	$744,941
Land	148,850	49,973	364	199,187
Total real estate	775,779	143,117	25,232	944,128
Accumulated depreciation	(48,719)	(55,531)	(7,335)	(111,585)
Net real estate	$727,060	$87,586	$17,897	$832,543

Non-recourse property debt and construction loans, net	$399,142	$58,180	$—	$457,322

Capital additions within our segments for the month ended January 31, 2026, and three months ended March 31, 2025, were as follows (in thousands):

	Month Ended January 31,	Three Months Ended March 31,
	2026	2025
Development	$6,378	$20,259
Operating	115	947
Other	—	160
Corporate and Amounts Not Allocated to Segments (1)	—	126
Total capital additions	$6,493	$21,492
(1)
During the month ended January 31, 2026, and three months ended March 31, 2025, certain capital additions pertained to properties that were sold or reclassified as held for sale and therefore are not included in our segments as capital additions at those respective period ends. We added a row to the table above for presentation purposes to display these capital additions for the month ended January 31, 2026, and three months ended March 31, 2025.

In addition to the amounts disclosed in the tables above, as of December 31, 2025, the Development segment right-of-use lease assets and lease liabilities aggregated to $106.4 million and $124.8 million, respectively. Right-of-use lease assets and lease liabilities primarily relate to our investments in Upton Place, Strathmore, and Oak Shore.

Note 12 — Subsequent Events

Subsequent to quarter end, we sold two properties in New York City and one property in Atlanta, Georgia, for a combined sales price of $56.5 million.

Subsequent to quarter end, we received a non-refundable deposit and agreed to sell our remaining property in New York City for a sales price of $22.8 million. The sale is scheduled to close in the third quarter of 2026.

Subsequent to quarter end, we sold the four properties located in San Diego, California, held by four unconsolidated real estate partnerships, with our share of the net proceeds totaling $41.9 million, net of transaction costs of $0.9 million.

On April 30, 2026, we declared a liquidating distribution of $1.30 per share of Common Stock and per OP Unit, to be paid on June 3, 2026, to stockholders of record on May 15, 2026.

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

These forward-looking statements are based on management’s judgment as of this date, which is subject to risks and uncertainties that could cause actual results to differ materially from our expectations, including, but not limited to: our ability to complete the plan of sale and liquidation of Aimco and its subsidiaries, including our ability to successfully market and/or sell the remaining assets, on the terms and timeline anticipated, or at all; our ability to close sales following the execution of purchase and sale agreements on the terms and timeline anticipated, or at all, including the satisfaction or waiver of the conditions to closing the sales transactions currently under contract and any other sales transactions Aimco may undertake (the “Portfolio Sales Transactions”); changes in the amount and timing of the total liquidating distributions resulting from the Plan of Sale and Liquidation and the Portfolio Sales Transactions, including as a result of unexpected levels of transaction costs, delayed or terminated closings, liquidation costs, unpaid or additional liabilities and obligations, changes in the net asset sales proceeds for the sale of the remaining properties from prior estimates or other unanticipated difficulties; the possibility of converting to a liquidating trust or other liquidating entity; the ability of our board of directors to terminate the Plan of Sale and Liquidation; the response of our residents, tenants and business partners to the Plan of Sale and Liquidation and/or Portfolio Sales Transactions; difficulties in employee retention as a result of the ongoing Plan of Sale and Liquidation and/or Portfolio Sales Transactions; the occurrence of any event, change or other circumstances that could give rise to the termination of the Plan of Sale and Liquidation and/or the Portfolio Sales Transactions; the outcome of legal proceedings that may be instituted against Aimco, our subsidiaries, our and their directors and others related to the Plan of Sale and Liquidation and/or Portfolio Sales Transactions; the risk that disruptions caused by or relating to the Plan of Sale and Liquidation and/or Portfolio Sales Transactions will harm our business, including current plans and operations; the possibility that we do not reserve adequate funds to cover expenses and liabilities, and the possibility that our creditors, in that instance, could seek repayment from our stockholders up to the amount of the total liquidating distributions; risks relating to the market value of Aimco’s common stock; risks associated with contracts or other instruments containing consent and/or other provisions that may be triggered by the Plan of Sale and Liquidation and/or Portfolio Sales Transactions; restrictions during the pendency of the Portfolio Sale Transactions that may impact our ability to pursue certain business opportunities or strategic transactions; our ability to remain listed on the NYSE; geopolitical events which may adversely affect the markets in which our securities trade, and other macro-economic conditions, including, among other things, rising interest rates and inflation, which heightens the impact of the other risks and factors described herein; real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location and quality of competitive new housing supply; the timing and effects of dispositions and developments; expectations regarding sales of apartment communities; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; supply chain disruptions, particularly with respect to raw materials such as lumber, steel, and concrete; the impact of tariffs and global trade disruptions on us; financing risks, including the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently owned by us.

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

Readers should also carefully review the section entitled “Risk Factors” described in Item 1A of Apartment Investment and Management Company’s and Aimco OP L.P.’s combined Annual Report on Form 10-K for the year ended December 31, 2025, and subsequent documents we file from time to time with the SEC.

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

Executive Overview

We provide Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition.

Prior to the adoption of the Plan of Sale and Liquidation, our mission was to make real estate investments, primarily focused on the multifamily sector within targeted U.S. markets, where outcomes were enhanced through our human capital and substantial value was created for investors, teammates, and the communities in which we operated.

Plan of Sale and Liquidation

On November 10, 2025, the Board approved a Plan of Sale and Liquidation, which contemplates the sale or disposition of all the Company’s assets, the wind-down of the Company’s business and affairs and the termination of the Company’s existence by voluntary dissolution in accordance with the MGCL, and directed that the Plan of Sale and Liquidation be submitted for approval to the Company’s stockholders. On February 6, 2026, our stockholders adopted the Plan of Sale and Liquidation. Pursuant to the Plan of Sale and Liquidation and in accordance with the applicable provisions of law, the Company is authorized to do all other things reasonably necessary or desirable to complete the liquidation and dissolution of the Company and its subsidiaries, including Aimco Operating Partnership. In furtherance of the Plan of Sale and Liquidation, on March 6, 2026, the general partner of the Aimco Operating Partnership exercised its authority to elect to dissolve the Aimco Operating Partnership in its sole and absolute discretion, and such dissolution is taking place in accordance with the Plan of Sale and Liquidation and the Aimco Operating Partnership's Partnership Agreement. The Company is not required to obtain any further stockholder approval with respect to the liquidation and dissolution of the Company. Until the filing of the articles of dissolution with the Maryland State Department of Assessments and Taxation, the Board may modify, amend or terminate the Plan of Sale and Liquidation (and authorize us to seek to dispose of all our assets through a merger, business combination or similar transaction) without approval by the stockholders if it determines that such action would be advisable and in the best interests of the Company. The Company has no present plans or intentions to modify, amend or abandon the Plan of Sale and Liquidation. The Plan of Sale and Liquidation presents certain risks, and there can be no assurance that the Plan of Sale and Liquidation will result in any transaction or that the Plan of Sale and Liquidation will be completed. Refer to the section entitled “Risk Factors” described in Item 1A of Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2025.

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

Disposition activity for the three months ended March 31, 2026

•
In January 2026 we finalized an agreement to monetize a subordinated seller financing note associated with property in La Jolla, California, that had an effective interest rate of 6.0% and a current annual interest rate of 2.9%. The agreement was structured as a modification and repayment of the note in January 2026, when we collected the $18.5 million balance included within Notes receivable within the Condensed Consolidated Balance Sheet included in Item 1 as of December 31, 2025.
•
In February 2026 we sold three properties, Hillmeade in Nashville, Tennessee, Plantation Gardens in Plantation, Florida, and The Benson Hotel and Faculty Club in Aurora, Colorado, for a combined $177.5 million.
•
In March 2026 we sold a portfolio of seven properties in the Chicago market for $455.0 million.

Liquidating Distributions

In accordance with the Plan of Sale and Liquidation, the Board approved a special liquidating distribution of $1.45 per share to stockholders of record on February 27, 2026. The special liquidating distribution was paid on March 13, 2026.

On April 30, 2026, the Board approved its second special liquidating distribution of $1.30 per share to be paid on June 3, 2026, with a record date of May 15, 2026. The distribution is being funded with net proceeds from recently closed asset sales, including $0.90 per share, representing the midpoint of the expected second quarter distribution range as previously publicly disclosed and related to the twelve properties which were under contract as of February 9, 2026, plus an additional $0.40 per share related to the sale of 1045 on the Park in Atlanta, GA, the sale of Aimco's partnership interest in a four asset portfolio known as The Casas, and excess cash on hand.

Net Assets in Liquidation

As of March 31, 2026, our $705.9 million of Net assets in liquidation, as presented in our condensed consolidated financial statements included in Item 1, included $33.5 million of excess liabilities which we do not believe are represented at their estimated fair value but cannot be derecognized for GAAP at this time.

Balance Sheet and Financing Activities

We are highly focused on maintaining a strong balance sheet, prudent simplification, and appropriate liquidity while promptly returning capital to stockholders. As of March 31, 2026, we had $216.0 million of cash on hand and $8.3 million of restricted cash. Refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

As of March 31, 2026, 100% of our total debt was either fixed rate or hedged with interest rate cap protection. Considering investments under contract to sell and including contractual extensions, we have no debt maturing prior to December 2027.

Active Construction and Lease-up Assets

We plan to fulfill our contractual obligations and maximize value at our one multifamily development project under construction in Miami, Florida and complete the lease-up of, and market for sale, our two recently completed Washington, D.C. Metro Area multifamily communities. We have ceased planning and predevelopment efforts for future projects.

During the three months ended March 31, 2026, we invested $22.1 million in development activities compared to $20.3 million during the same period in 2025. Updates on our one active development project and two lease-ups include:

•
In Miami, construction remains on schedule and on budget at 34th Street, an ultra-luxury waterfront residential tower. Initial occupancy is scheduled for 3Q 2027 with stabilized occupancy in 4Q 2028.
•
In Upper Northwest Washington, D.C., we expect to complete the lease up of 689 apartment homes at Upton Place during the third quarter 2026. As of March 31, 2026, 523 (76%) units were leased or pre-leased. Additionally, as of March 31, 2026, 97% of the project's 105,000 square feet of retail space has been leased.
•
In Bethesda, Maryland, we expect to complete the lease up of 220 of the highly tailored apartment homes at the first phase of Strathmore Square in the third quarter 2026. As of March 31, 2026, 186 (85%) units had been leased or pre-leased.

Remaining Assets

As of March 31, 2026, our portfolio consisted of the following assets:

Property / Investment	Property / Investment Type	Location	Units/Acres
1045 on the Park Apartments Homes(1)	Stabilized	Atlanta, GA	30
118-122 West 23rd Street(1)	Stabilized	New York, NY	42
237-239 Ninth Avenue(1)	Stabilized	New York, NY	36
173 E. 90th Street(2)	Stabilized	New York, NY	72
Bank Lofts	Stabilized	Denver, CO	125
Bluffs at Pacifica, The	Stabilized	Pacifica, CA	64
Oak Shore	Stabilizing	Corte Madera, CA	24
Upton Place	Lease-Up	Washington, DC	689
Strathmore Square Phase 1	Lease-Up	Bethesda, MD	220
34th Street	Active Construction	Miami, FL	114
300 Broward	Land	Fort Lauderdale, FL	2.31
One Edgewater	Land	Miami, FL	0.5
Fitzsimons 4	Land	Aurora, CO	1.77
Flagler Village	Land	Fort Lauderdale, FL	8.8
Flying Horse	Land	Colorado Springs, CO	7.45
Strathmore Square Phase 2	Passive Investment in Development JV
CU Anschutz Campus Holdings	Controlled Options for Development
Brickell Assemblage Notes	Seller Financing
IQHQ	Passive Equity
Parkmerced	Mezzanine Loan
RE Tech Funds	Passive Equity
Casa del Hermosa(3)	Partnership Owned
Casa del Mar(3)	Partnership Owned
Casa del Norte(3)	Partnership Owned
Casa del Sur(3)	Partnership Owned

(1) Subsequent to quarter end, in April 2026, we sold two properties in New York City and one in Atlanta, Georgia for a combined $56.5 million

(2) Subsequent to quarter end, in April 2026, we received a non-refundable deposit and agreed to sell our remaining property in New York City for a sales price of $22.8 million. The sale is scheduled to close in the third quarter of 2026.

(3) Subsequent to quarter end, in April 2026, we sold the four properties located in San Diego, California, held by four unconsolidated real estate partnerships, with our share of the net proceeds totaling $41.9 million, net of transaction costs of $0.9 million..

Financial Results of Operations

Following the shareholder approval of the Plan of Sale and Liquidation and the adoption of liquidation basis accounting in February 2026, the results for the month ended January 31, 2026 are not comparable to the three months ended March 31, 2025.

The following discussion and analysis of the results of our operations and financial condition for the month ended January 31, 2026 should be read in conjunction with the accompanying condensed consolidated financial statements included in Item 1.

Results of Operations for the month ended January 31, 2026

Net loss attributable to Aimco common stockholders was $7.7 million for the month ended January 31, 2026, primarily driven by $3.3 million of general and administrative expenses, $3.3 million of depreciation and amortization, and $3.3 million of interest expense, partially offset by $2.8 million of property net operating income contributed by our segments and $0.9 million of income (loss) from discontinued operations, as described further below.

Property Results

Prior to the adoption of the Plan of Sale and Liquidation, we had three segments: (i) Development, (ii) Operating, and (iii) Other.

Our Development segment consisted of rental communities that are under construction or have not achieved stabilization, as well as land held for development. As of January 31, 2026, our Development segment consisted of 9 properties, including one under construction, two completed and in lease-up, one that has completed lease-up and is stabilizing operations, and five undeveloped land parcels.

Our Operating segment included 8 residential apartment communities with 1,029 apartment homes that have achieved a stabilized level of operations as of January 1, 2025 and maintained it throughout the current year and comparable period. Two of the communities, Hillmeade and Plantation Gardens, met the held for sale criteria in accordance with GAAP as described in Note 3 to the condensed consolidated financial statements in Item 1. We aggregated all our apartment communities that have reached stabilization into our Operating segment.

Our Other segment consisted of owned properties that were not included in our Development or Operating segments. Our Other segment included The Benson Hotel, our only hotel.

Prior period segment information has been recast based upon our current segment population, and is consistent with how our President and Chief Executive Officer, the chief operating decision maker (“CODM”) evaluated the business prior to adoption of the Plan of Sale and Liquidation. During the month ended January 31, 2026, we reclassified and recast as discontinued operations the seven properties within our Chicago Portfolio, which was previously reported within the Operating segment.

Prior to the adoption of the Plan of Sale and Liquidation, we used property net operating income (“PNOI”) to assess the operating performance of our segments. PNOI is defined as rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements, for the consolidated communities; but excluding

•
the results of four apartment communities with an aggregate 142 apartment homes that we neither manage nor consolidate, our investment in IQHQ, the Mezzanine Investment, and investments in real estate technology funds; and
•
property management costs and casualty gains or losses, reported in consolidated amounts, in our assessment of segment performance.

Please refer to Note 11 to the condensed consolidated financial statements in Item 1 for further discussion regarding our segments, including a reconciliation of these amounts to consolidated rental and other property revenues and property operating expenses.

Property Net Operating Income

The results of our segments for the month ended January 31, 2026, and three months ended March 31, 2025, as presented below, are based on segment classifications as of January 31, 2026 (dollars in thousands).

	Month Ended January 31,	Three Months Ended March 31,
	2026	2025
Rental and other property revenues, before utility reimbursements:
Development	$2,838	$5,209
Operating	2,476	7,540
Other	428	1,446
Total	5,742	14,195
Property operating expenses, net of utility reimbursements:
Development	1,270	3,486
Operating	1,041	2,804
Other	614	2,090
Total	2,925	8,380
Property net operating income:
Development	1,568	1,723
Operating	1,435	4,736
Other	(186)	(644)
Total	$2,817	$5,815

For the month ended January 31, 2026:

•
Development PNOI was $1.6 million, driven by the continued lease-up of Upton Place and Strathmore Square, and stabilization of operations at Oak Shore.
•
Operating PNOI was $1.4 million, with average daily occupancy for the portfolio of 95.6%.
•
Other PNOI was ($0.2) million. We sold our only property in the Other segment, the Benson Hotel and Faculty Club, in February 2026.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include property management costs, casualty losses, and, if applicable, the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance. For the month ended January 31, 2026, other property operating expenses not allocated to segments were $0.8 million.

Please refer to Note 10 to the condensed consolidated financial statements in Item 1 for our Chicago Portfolio and Boston Portfolio performance, which are classified as discontinued operations.

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

For the month ended January 31, 2026, we recognized income from discontinued operations, net, of $0.9 million primarily from the operations of the Chicago Portfolio.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions.

Liquidation Basis

Real Estate

Upon adoption of the liquidation basis of accounting, our investments in real estate were adjusted to their estimated net realizable value. The liquidation value represents the estimated amount of cash that we expect to receive through the disposal of our assets as we carry out the Plan of Sale and Liquidation. We estimated the liquidation value of our real estate investments generally based on either contractual purchase prices or offers received on the properties or, if no contracts or offers had been received yet, on management’s estimate of a property’s liquidation value, taking into account information obtained during the marketing and sale process for the properties, including broker opinions of value. The liquidation values of our investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Subsequent to February 1, 2026, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to our net assets in liquidation.

Estimated Costs in Excess of Estimated Receipts

The liquidation basis of accounting requires us to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Sale and Liquidation. As of March 31, 2026, we are estimating that we will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing and value of property sales, estimates of direct costs incurred to complete the sales, the timing and estimated amounts associated with discharging known and contingent liabilities, and the estimated costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period; however, no assurances can be provided that the dates used in estimation will be met.

Going Concern Basis

Under a going concern basis, the critical accounting estimates that involve our more significant judgments and estimates used in the preparation of our consolidated financial statements are detailed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2025. There have been no other significant changes in our critical accounting estimates on a going concern basis from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the financial condition, results of operations, and cash flows for all periods presented.

Non-GAAP Measures

Due to the adoption of the Plan of Sale and Liquidation, we are no longer reporting EBITDAre, Adjusted EBITDAre, or other non-GAAP measures as we no longer consider these to be key financial indicators.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations.

As of March 31, 2026, our available liquidity was $224.3 million, which consisted of:

•
$216.0 million in cash and cash equivalents; and
•
$8.3 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance.

As of March 31, 2026, we had sufficient capacity on our non-recourse construction loans to cover our remaining commitments on our multifamily development project of approximately $70.9 million. We also have unfunded commitments in the amount of $0.9 million related to our investments in entities that develop technology related to the real estate industry. Our principal uses for liquidity include operating activities, payments of principal and interest on outstanding debt, ground lease payments, and capital expenditures. Additionally, our third-party property managers may enter into commitments on our behalf to purchase goods and services in connection with the operation of our apartment communities and our office building. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to historical levels.

We believe, based on information available at this time, cash and cash equivalents, cash generated from operations, and proceeds from sales of property pursuant to the Plan are sufficient sources of liquidity for the next twelve months and through liquidation to meet operational needs as well as remaining commitments on our one remaining development project. We also have limited debt maturities over the next two years. After giving effect to available extension options, we have no scheduled maturities until December 2027. Our use of low‑leverage, property‑level financing provides flexibility to refinance existing debt, if necessary.

Liquidating Distributions

Pursuant to the Plan of Sale and Liquidation, Aimco intends to return net proceeds from asset sales and cash on hand to our stockholders, subject to the payment of our liabilities and obligations and estimated reserves based on the best available information regarding operational needs as well as projected transaction and wind-down costs.

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

As of March 31, 2026, all of our outstanding non-recourse property debt had a fixed interest rate. In addition, the weighted-average contractual rate on our non-recourse debt was 4.6%, and the average remaining term to maturity was 6.2 years. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates. Our primary sources of leverage are non-recourse property-level debt and non-recourse construction loans. As of March 31, 2026, we have unused outstanding capacity on our construction loans of $88.0 million.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows in Item 1 of this report.

Operating Activities

For the month ended January 31, 2026, net cash used in operating activities was $39.3 million, primarily related to income tax payments associated with the sale of 1001 Brickell in the fourth quarter of 2025. Our operating cash flow is primarily affected by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities and general and administrative costs.

Investing Activities

For the month ended January 31, 2026, net cash provided by investing activities was $10.4 million, primarily related to the modification and repayment of our seller financing receivable, offset by capital expenditures.

Financing Activities

For the month ended January 31, 2026, net cash used in financing activities was $45.7 million, primarily due to the redemption of 50% of the outstanding redeemable noncontrolling interest in a portfolio of operating apartment communities, offset by proceeds from non-recourse construction loans and contributions from redeemable noncontrolling interests.

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

Market Risk

As of March 31, 2026, on a consolidated basis, we had no variable-rate property-level debt outstanding and $178.0 million of variable-rate construction loans outstanding. The impact of elevated interest rates is mitigated by our use of interest rate caps, which as of March 31, 2026, provided protection for our variable interest rate debt. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates. As of March 31, 2026, we estimate an increase or decrease in our variable rate indices of 100 basis points with constant credit risk spreads, would have no material impact on interest expense.

As of March 31, 2026, we held interest rate caps with a maximum notional value of $266.0 million. These instruments were acquired for $0.4 million and at March 31, 2026, were valued at $0.1 million.

As of March 31, 2026, we had $224.3 million in cash and cash equivalents and restricted cash, a portion of which earns interest at variable rates.

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

Changes in Internal Control Over Financial Reporting

While there have been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, including the addition of controls related to the adoption of the liquidation basis of accounting for our condensed consolidated financial statements and disclosures, we do not believe these changes materially affected, or are reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

While there have been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, including the addition of controls related to the adoption of the liquidation basis of accounting for our condensed consolidated financial statements and disclosures, we do not believe these changes materially affected, or are reasonably likely to materially affect, Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes from the risk factors in Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2025. We may disclose changes to such factors or disclose additional factors from time to time in our filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Aimco

Aimco’s Common Stock is listed and traded on the NYSE under the symbol “AIV”.

On May 8, 2026, there were 143,856,183 shares of Common Stock outstanding, held by 849 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency but does include each such broker or clearing agency as one record holder.

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

During the three months ended March 31, 2026, no shares of Common Stock were issued in exchange for OP Units in such transactions. Had any such shares been issued, the issuances would have been effected in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. In addition to any issuances pursuant to transactions of the types discussed above, there were no unregistered sales of equity securities made by Aimco during the three months ended March 31, 2026.

Repurchases of Equity Securities

On July 28, 2022, Aimco announced that its Board authorized Aimco to repurchase up to 15 million shares of its outstanding Common Stock. On November 6, 2023, Aimco announced that the Board authorized Aimco to repurchase up to an additional 15 million shares of its outstanding Common Stock, for a total of 30 million shares. As of March 31, 2026, Aimco was authorized to repurchase up to 16.2 million shares of its outstanding Common Stock. Subject to certain blackout restrictions, these repurchases may be made from time to time in the open market or in privately negotiated transactions. These share repurchase authorizations have no expiration date.

Since Aimco's Board of Directors announced the expansion of its strategic review process on January 9, 2025, no shares of common stock have been repurchased by Aimco.

Aimco Operating Partnership

There is no public market for OP Units, and Aimco Operating Partnership has no intention of listing OP Units on any securities exchange. In addition, Aimco Operating Partnership’s Partnership Agreement restricts the transferability of OP Units.

On May 8, 2026, there were 152,893,284 OP Units and equivalents outstanding (of which 143,856,183 were held by Aimco), that were held by 1,786 unitholders of record.

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP Units during the three months ended March 31, 2026.

Repurchases of Equity Securities

Aimco Operating Partnership’s Partnership Agreement generally provides that after holding OP Units for one year, limited partners other than Aimco have the right to redeem their OP Units for cash or, at Aimco’s election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended March 31, 2026, no OP Units were redeemed in exchange for shares of Common Stock and 18,733 OP Units were redeemed in exchange for cash at an aggregate weighted average price per unit of $5.93.

The following table summarizes repurchases, or redemptions in exchange for cash, of the Aimco Operating Partnership’s equity securities held by third parties for the three months ended March 31, 2026:

Fiscal Period	Total Number of Units Repurchased	Weighted Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under Plans or Programs (1)
January 1 - 31, 2026	—	$—	NA	NA
February 1 - 28, 2026	—	—	NA	NA
March 1 - 31, 2026	18,733	5.93	NA	NA
Total	18,733	$5.93

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

Dividend and Distribution Payments

As a REIT, Aimco is required to distribute annually to holders of its Common Stock at least 90.0% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. Aimco’s Board determines and declares Aimco’s dividends. In making a dividend determination, Aimco’s Board considers a variety of factors, including REIT distribution requirements, current market conditions, liquidity needs, and other uses of cash, such as deleveraging.

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

The Board of Aimco Operating Partnership’s general partner determines and declares distributions on OP Units. Aimco,

through a wholly-owned subsidiary, is the sole general partner of Aimco Operating Partnership. As of March 31, 2026, Aimco owned 94.1% of the legal interest in the OP Units of Aimco Operating Partnership and 95.1% of the dilutive economic interest of Aimco Operating Partnership. Aimco Operating Partnership holds all of our assets and manages the daily operations of our business. The distributions paid by Aimco Operating Partnership to Aimco are used to fund the dividends paid to Aimco's stockholders. Accordingly, the per share dividends Aimco pays to its stockholders generally equal the per unit distributions paid by Aimco Operating Partnership to holders of its OP Units.

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

101

The following materials from Aimco’s and Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated statement of net assets; (ii) condensed consolidated balance sheet; (iii) condensed consolidated statement of changes in net assets (iv) condensed consolidated statements of operations; (v) condensed consolidated statements of equity and partners’ capital; (vi) condensed consolidated statements of cash flows; and (vii) notes to condensed consolidated financial statements.

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

Date: May 11, 2026