Form 10-Q
period 2026-06-30
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2026-08-07
CIK 922864, 1820878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of Apartment Investment and Management Company Class A common stock (“Common Stock”) outstanding as of August 5, 2026: 145,236,898

EXPLANATORY NOTE

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

Aimco, through a wholly-owned subsidiary, is the general partner and is, directly, the special limited partner of Aimco OP L.P. (“Aimco Operating Partnership”). As of June 30, 2026, Aimco owned 95.1% of the legal interest in the common partnership units of Aimco Operating Partnership and 95.8% of the dilutive economic interest in Aimco Operating Partnership. The remaining 4.9% legal interest is owned by limited partners. The common partnership units of Aimco Operating Partnership are referred to as “OP Units”. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

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

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2026, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

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

We believe it is important to understand the few differences between Aimco and Aimco Operating Partnership in the context of how Aimco and Aimco Operating Partnership operate as a consolidated company. Aimco has no assets or liabilities other than its investment in Aimco Operating Partnership. Also, Aimco is a corporation that has issued publicly traded equity from time to time, whereas Aimco Operating Partnership is a partnership that has no publicly traded equity. Except for the net proceeds from stock offerings by Aimco, which are contributed to Aimco Operating Partnership in exchange for additional limited partnership interests (of a similar type and in an amount equal to the shares of stock sold in the offering), Aimco Operating Partnership generates all remaining capital required by its business. These sources include Aimco Operating Partnership’s working capital, net cash provided by operating activities, the issuance of debt and equity securities, including additional partnership units, and proceeds received from the sale of real estate.

Prior to the adoption of the plan of sale and liquidation of Aimco and its subsidiaries (the “Plan of Sale and Liquidation”), equity, partners’ capital, and noncontrolling interests were the main areas of difference between the condensed consolidated financial statements of Aimco and those of Aimco Operating Partnership. Interests in Aimco Operating Partnership held by entities other than Aimco were classified within partners’ capital in Aimco Operating Partnership’s condensed consolidated financial statements and as noncontrolling interests in Aimco’s condensed consolidated financial statements.

After the adoption of the Plan of Sale and Liquidation, the allocations of net assets in liquidation are the main areas of difference between the condensed consolidated financial statements of Aimco and those of Aimco Operating Partnership. Net assets in liquidation allocated to interests in Aimco Operating Partnership held by entities other than Aimco are classified within Net assets in liquidation in Aimco Operating Partnership’s condensed consolidated financial statements and classified within Net assets in liquidation attributable to noncontrolling interests in Aimco Operating Partnership in Aimco’s condensed consolidated financial statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS

(Liquidation Basis)

(In thousands)

(Unaudited)

June 30, 2026
ASSETS
Real estate	$1,055,463
Cash, cash equivalents, and restricted cash	78,728
Notes receivable and other investments	91,430
Rents and other receivables	13,961
Total assets	$1,239,582

LIABILITIES
Non-recourse property debt, construction loans, and bridge financing	$430,139
Lease liabilities - finance leases	10,743
Liabilities for noncontrolling interests in consolidated real estate partnerships	55,282
Liabilities for estimated costs in excess of estimated receipts during liquidation	145,228
Mezzanine investment - participation sold	33,500
Dividends payable	3,841
Accounts payable and accrued expenses	46,231
Total liabilities	$724,964

Commitments and contingencies (Note 6)

Net assets in liquidation attributable to Aimco	492,980
Net assets in liquidation attributable to noncontrolling interests in Aimco Operating Partnership	21,638
Net assets in liquidation	$514,618

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Liquidation Basis)

(In thousands)

(Unaudited)

	For the Period from February 1, 2026, to June 30, 2026
	Attributable to Aimco	Attributable to Noncontrolling Interests in Aimco Operating Partnership	Total Net Assets in Liquidation
Net assets in liquidation, beginning of period	$879,596	$41,616	$921,212
Changes in net assets in liquidation
Remeasurement of estimated net realizable value of real estate	72,926	—	72,926
Remeasurement of estimated costs in excess of estimated receipts	(71,383)	—	(71,383)
Liquidating distributions to stockholders	(393,690)	—	(393,690)
Liquidating distributions to noncontrolling interests in Aimco Operating Partnership	—	(15,094)	(15,094)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	4,884	(4,884)	—
Exercise of stock options	647	—	647
Changes in net assets in liquidation	(386,616)	(19,978)	(406,594)
Net assets in liquidation, end of period	$492,980	$21,638	$514,618

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Going Concern Basis)

(In thousands, except per share data)

(Unaudited)

	Month Ended January 31,	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2025	2025
REVENUES
Rental and other property revenues	$6,159	$23,352	$46,234

OPERATING EXPENSES
Property operating expenses	4,132	12,748	25,886
Depreciation and amortization	3,272	11,938	23,993
General and administrative expenses	3,295	7,798	15,978
Total operating expenses	10,699	32,484	65,857

Interest income	2,247	1,546	3,631
Interest expense	(3,253)	(12,196)	(23,891)
Realized and unrealized gains (losses) on interest rate contracts	(8)	(72)	(333)
Realized and unrealized gains (losses) on equity investments	258	(210)	(607)
Other income (expense), net	(1,242)	(72)	(551)
Income (loss) from continuing operations before income tax	(6,538)	(20,136)	(41,374)
Income tax benefit (expense)	—	(5,571)	(5,486)
Net income (loss) from continuing operations	(6,538)	(25,707)	(46,860)
Income (loss) from discontinued operations, net of taxes	863	8,731	18,172
Net income (loss)	(5,675)	(16,976)	(28,688)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(2,243)	(3,156)	(5,829)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(96)	(232)	(528)
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	271	1,059	1,824
Net income (loss) attributable to Aimco	$(7,743)	$(19,305)	$(33,221)

Earnings (loss) per common share - basic
Income (loss) from continuing operations attributable to Aimco per common share	$(0.06)	$(0.20)	$(0.37)
Income (loss) from discontinued operations attributable to Aimco per common share	0.01	0.06	0.13
Net income (loss) attributable to Aimco per common share – basic (Note 8)	$(0.05)	$(0.14)	$(0.24)

Earnings (loss) per common share - diluted
Income (loss) from continuing operations attributable to Aimco per common share	$(0.06)	$(0.20)	$(0.37)
Income (loss) from discontinued operations attributable to Aimco per common share	0.01	0.06	0.13
Net income (loss) attributable to Aimco per common share – diluted (Note 8)	$(0.05)	$(0.14)	$(0.24)

Weighted-average common shares outstanding – basic	140,446	137,341	137,123
Weighted-average common shares outstanding – diluted	140,446	137,341	137,123

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Month Ended January 31, 2026 and the Three and Six Months Ended June 30, 2025

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(In thousands)

(Unaudited)

	Month Ended January 31,	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,675)	$(28,688)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,272	23,993
Realized and unrealized (gains) losses on interest rate contracts	8	333
Realized and unrealized (gains) losses on equity investments	(258)	607
Income tax expense (benefit)	—	5,486
Share-based compensation expense	581	2,542
Loss (income) from unconsolidated real estate partnerships	(148)	(925)
Other, including amortization of debt issuance costs	450	4,078
Discontinued operations:
Depreciation and amortization	398	8,791
Other adjustments to income (loss) from discontinued operations	24	202
Changes in operating assets and operating liabilities:
Operating assets, net	(1,788)	(2,734)
Operating liabilities, net	(36,211)	(191)
Total adjustments	(33,672)	42,182
Net cash provided by (used in) operating activities	(39,347)	13,494
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures(1)	(7,535)	(45,617)
Proceeds from repayment of seller financing receivable	18,500	—
Other investing activities	(532)	(120)
Net cash provided by (used in) investing activities	10,433	(45,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse construction loans and bridge financing	4,920	22,337
Proceeds from revolving credit facility	—	42,800
Principal repayments on non-recourse property debt	—	(1,629)
Principal repayments on non-recourse construction loans	—	(42,081)
Proceeds from interest rate contracts	6	1,116
Purchase of interest rate contracts	—	(576)
Common stock repurchased	—	(256)
Payments related to withholding taxes for share-based compensation	(192)	(3,545)
Dividends paid on common stock and distributions paid on OP Units	(991)	(88,213)
Contributions from redeemable noncontrolling interests	1,700	6,911
Distributions to redeemable noncontrolling interests	(749)	(4,067)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	351
Distributions to noncontrolling interests in consolidated real estate partnerships	(96)	(774)
Redemption of OP Units held by third parties	—	(176)
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	(52,182)	—
Purchase of redeemable noncontrolling interests in consolidated real estate partnerships	—	(5,096)
Other financing activities	1,844	450
Net cash used in financing activities	(45,740)	(72,448)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(74,654)	(104,691)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	407,196	172,956
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$332,542	$68,265

(1) Accrued capital expenditures were $14.9 million and $15.0 million as of January 31, 2026, and June 30, 2025, respectively.

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS

(Liquidation Basis)

(In thousands)

(Unaudited)

June 30, 2026
ASSETS
Real estate	$1,055,463
Cash, cash equivalents, and restricted cash	78,728
Notes receivable and other investments	91,430
Rents and other receivables	13,961
Total assets	$1,239,582

LIABILITIES
Non-recourse property debt, construction loans, and bridge financing	$430,139
Lease liabilities - finance leases	10,743
Liabilities for noncontrolling interests in consolidated real estate partnerships	55,282
Liabilities for estimated costs in excess of estimated receipts during liquidation	145,228
Mezzanine investment - participation sold	33,500
Dividends payable	3,841
Accounts payable and accrued expenses	46,231
Total liabilities	$724,964

Commitments and contingencies (Note 6)

Net assets in liquidation	$514,618

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED BALANCE SHEET

(Going Concern Basis)

(In thousands, except unit data)

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

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Liquidation Basis)

(In thousands)

(Unaudited)

For the Period from February 1, 2026, to June 30, 2026
Net assets in liquidation attributable to Aimco Operating Partnership, beginning of period	$921,212
Changes in net assets in liquidation
Remeasurement of estimated net realizable value of real estate	72,926
Remeasurement of estimated costs in excess of estimated receipts	(71,383)
Liquidating distributions to OP Unit holders	(408,784)
Exercise of stock options	647
Changes in net assets in liquidation	(406,594)
Net assets in liquidation attributable to Aimco Operating Partnership, end of period	$514,618

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Going Concern Basis)

(In thousands, except per unit data)

(Unaudited)

	Month Ended January 31,	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2025	2025
REVENUES
Rental and other property revenues	$6,159	$23,352	$46,234

OPERATING EXPENSES
Property operating expenses	4,132	12,748	25,886
Depreciation and amortization	3,272	11,938	23,993
General and administrative expenses	3,295	7,798	15,978
Total operating expenses	10,699	32,484	65,857

Interest income	2,247	1,546	3,631
Interest expense	(3,253)	(12,196)	(23,891)
Realized and unrealized gains (losses) on interest rate contracts	(8)	(72)	(333)
Realized and unrealized gains (losses) on equity investments	258	(210)	(607)
Other income (expense), net	(1,242)	(72)	(551)
Income (loss) from continuing operations before income tax	(6,538)	(20,136)	(41,374)
Income tax benefit (expense)	—	(5,571)	(5,486)
Net income (loss) from continuing operations	(6,538)	(25,707)	(46,860)
Income (loss) from discontinued operations, net of taxes	863	8,731	18,172
Net income (loss)	(5,675)	(16,976)	(28,688)
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(2,243)	(3,156)	(5,829)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(96)	(232)	(528)
Net income (loss) attributable to Aimco Operating Partnership	$(8,014)	$(20,364)	$(35,045)

Earnings (loss) per common unit - basic
Income (loss) from continuing operations attributable to Aimco Operating Partnership per common unit	$(0.06)	$(0.20)	$(0.37)
Income (loss) from discontinued operations attributable to Aimco Operating Partnership per common unit	0.01	0.06	0.13
Net income (loss) attributable to Aimco Operating Partnership per common unit – basic (Note 8)	$(0.05)	$(0.14)	$(0.24)

Earnings (loss) per common unit - diluted
Income (loss) from continuing operations attributable to Aimco Operating Partnership per common unit	$(0.06)	$(0.20)	$(0.37)
Income (loss) from discontinued operations attributable to Aimco Operating Partnership per common unit	0.01	0.06	0.13
Net income (loss) attributable to Aimco Operating Partnership per common unit – diluted (Note 8)	$(0.05)	$(0.14)	$(0.24)

Weighted-average common units outstanding – basic	145,370	144,883	144,671
Weighted-average common units outstanding – diluted	145,370	144,883	144,671

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Month Ended January 31, 2026 and the Three and Six Months Ended June 30, 2025

(Going Concern Basis)

(In thousands)

(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to Aimco Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2025	$361,853	$12,740	$374,593	$20,000	$394,593
Net income (loss)	(7,743)	(271)	(8,014)	96	(7,918)
Share-based compensation expense	596	—	596	—	596
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(96)	(96)
Other OP Unit issuances	1,660	—	1,660	—	1,660
Other, net	(12)	(9)	(21)	—	(21)
Balances at January 31, 2026	$356,354	$12,460	$368,814	$20,000	$388,814

Balances at March 31, 2025	$110,486	$6,077	$116,563	$39,600	$156,163
Net income (loss)	(19,305)	(1,059)	(20,364)	232	(20,132)
Share-based compensation expense	1,622	—	1,622	—	1,622
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	177	177
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(344)	(344)
Redemption of OP Units held by third parties and reallocation of limited partners' interests in Aimco Operating Partnership	(79)	9	(70)	—	(70)
Purchase of redeemable noncontrolling interests in consolidated real estate partnerships	323	—	323	—	323
Other OP Unit issuances	(1,405)	—	(1,405)	—	(1,405)
Other, net	8	—	8	—	8
Balances at June 30, 2025	$91,650	$5,027	$96,677	$39,665	$136,342

Balances at December 31, 2024	$122,957	$6,849	$129,806	$39,560	$169,366
Net income (loss)	(33,221)	(1,824)	(35,045)	528	(34,517)
Share-based compensation expense	2,957	2	2,959	—	2,959
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	351	351
Distributions to noncontrolling interests in consolidated real estate partnerships	—	—	—	(774)	(774)
Redemption of OP Units held by third parties and reallocation of limited partners' interests in Aimco Operating Partnership	(224)	48	(176)	—	(176)
Purchase of redeemable noncontrolling interests in consolidated real estate partnerships	323	—	323	—	323
Redemption of OP Units held by Aimco	(256)	—	(256)	—	(256)
Other OP Unit issuances	(853)	—	(853)	—	(853)
Other, net	(33)	(48)	(81)	—	(81)
Balances at June 30, 2025	$91,650	$5,027	$96,677	$39,665	$136,342

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(In thousands)

(Unaudited)

	Month Ended January 31,	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,675)	$(28,688)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,272	23,993
Realized and unrealized (gains) losses on interest rate contracts	8	333
Realized and unrealized (gains) losses on equity investments	(258)	607
Income tax expense (benefit)	—	5,486
Share-based compensation expense	581	2,542
Loss (income) from unconsolidated real estate partnerships	(148)	(925)
Other, including amortization of debt issuance costs	450	4,078
Discontinued operations:
Depreciation and amortization	398	8,791
Other adjustments to income (loss) from discontinued operations	24	202
Changes in operating assets and operating liabilities:
Operating assets, net	(1,788)	(2,734)
Operating liabilities, net	(36,211)	(191)
Total adjustments	(33,672)	42,182
Net cash provided by (used in) operating activities	(39,347)	13,494
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures(1)	(7,535)	(45,617)
Proceeds from repayment of seller financing receivable	18,500	—
Other investing activities	(532)	(120)
Net cash provided by (used in) investing activities	10,433	(45,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse construction loans and bridge financing	4,920	22,337
Proceeds from revolving credit facility	—	42,800
Principal repayments on non-recourse property debt	—	(1,629)
Principal repayments on non-recourse construction loans	—	(42,081)
Proceeds from interest rate contracts	6	1,116
Purchase of interest rate contracts	—	(576)
Common stock repurchased	—	(256)
Payments related to withholding taxes for share-based compensation	(192)	(3,545)
Dividends paid on common stock and distributions paid on OP Units	(991)	(88,213)
Contributions from redeemable noncontrolling interests	1,700	6,911
Distributions to redeemable noncontrolling interests	(749)	(4,067)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	351
Distributions to noncontrolling interests in consolidated real estate partnerships	(96)	(774)
Redemption of OP Units held by third parties	—	(176)
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	(52,182)	—
Purchase of redeemable noncontrolling interests in consolidated real estate partnerships	—	(5,096)
Other financing activities	1,844	450
Net cash used in financing activities	(45,740)	(72,448)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(74,654)	(104,691)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	407,196	172,956
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$332,542	$68,265

(1) Accrued capital expenditures were $14.9 million and $15.0 million as of January 31, 2026, and June 30, 2025, respectively.

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Aimco, through a wholly owned subsidiary, is the general partner and is, directly, the special limited partner of Aimco OP L.P. (“Aimco Operating Partnership”). As of June 30, 2026, Aimco owned 95.1% of the legal interest in the common partnership units of Aimco Operating Partnership and 95.8% of the dilutive economic interest in Aimco Operating Partnership. The remaining 4.9% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2026, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, each is referred to specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

We own or lease a portfolio of real estate investments focused primarily on the U.S. multifamily sector. At June 30, 2026, our portfolio includes two consolidated stabilized operating properties, two completed development properties in lease-up, a completed single family rental community, a waterfront ground-up development under construction, and undeveloped land parcels. In addition, we hold seller financing notes receivable related to the December 2025 sale of the Brickell Assemblage and other alternative investments, including our Mezzanine Investment, our investment in IQHQ Holdings, LP (“IQHQ”), and our investment in real estate technology funds. See Note 3 for further information regarding our Mezzanine Investment and our investment in IQHQ.

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

Note 2 — Plan of Sale and Liquidation

In accordance with the Plan of Sale and Liquidation, our objectives are to pursue an orderly liquidation by selling or otherwise disposing of our remaining assets, paying or otherwise settling our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, when appropriate and in the Board’s discretion, distributing the net proceeds from liquidation to our stockholders, subject to the creation of necessary reserves for, and the payment or other satisfaction of, expenses and other liabilities and obligations, and winding up our operations and dissolving our Company. The Company is aiming to complete the sales of the remaining assets of the Company and its subsidiaries within 24 months after February 6, 2026, the stockholder approval of the Plan of Sale and Liquidation. There can be no assurance that the Plan of Sale and Liquidation will result in any transaction or that the Plan of Sale and Liquidation will be completed. In connection with the Plan of Sale and Liquidation, we paid special liquidating distributions of $2.75 per share including $1.45 per share on March 13, 2026, to shareholders of record at the close of business on February 27, 2026, and $1.30 per share on June 3, 2026, to shareholders of record at the close of business on May 15, 2026.

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

The liquidating trust or other liquidating entity would pay or provide for our liabilities and distribute any remaining net proceeds from liquidation to the holders of beneficial interests in the liquidating trust or other liquidating entity. If we are not able to sell our properties and pay our debt within the 24-month period and the remaining assets are not transferred to a liquidating trust or other liquidating entity, any distributions made during the 24 months may not qualify for the dividends paid deduction and may increase our tax liability.

No assurance can be given that any liquidating distributions the Company pays to its shareholders will equal or exceed the estimate of net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of June 30, 2026. For a discussion of risks related to the Plan of Sale and Liquidation, refer to the section entitled “Risk Factors” described in Item 1A of Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2025. We expect to comply with the requirements necessary to continue to qualify as a REIT through the completion of the liquidation process, or until such time as Aimco terminates its status as a REIT and/or any remaining assets are transferred into a liquidating trust or other liquidating entity. The Board shall use commercially reasonable efforts to continue to cause Aimco to maintain its REIT status; provided, however, that the Board may elect to terminate Aimco’s status as a REIT if it determines that such termination would be in the best interest of the stockholders.

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

We no longer present a condensed consolidated balance sheet, a condensed consolidated statement of operations, a condensed consolidated statement of equity, or a condensed consolidated statement of cash flows subsequent to January 31, 2026. All financial results and disclosure through January 31, 2026, prior to the adoption of the liquidation basis of accounting, are presented on a going concern basis. As a result, the Condensed Consolidated Balance Sheet as of December 31, 2025, as well as the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Equity (Partners Capital) and the Condensed Consolidated Statements of Cash Flow for the month ended January 31, 2026, and the periods ended June 30, 2025, are presented using the going concern basis of accounting.

Liquidation Basis

We have prepared the accompanying unaudited condensed consolidated financial statements as of June 30, 2026 and for the period from February 1, 2026 to June 30, 2026, in accordance with GAAP, as contained within the Accounting Standards Codification (“ASC”), including Subtopic 205-30, “Liquidation Basis of Accounting,” as indicated, and pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Actual costs incurred but unpaid are included in Accounts payable and accrued expenses at June 30, 2026, on the Condensed Consolidated Statement of Net Assets. All our liabilities, under either the going concern basis of accounting or the liquidation basis of accounting, are derecognized when we pay the obligation or when we are legally released from being the primary obligor under the liability.

Net assets in liquidation at June 30, 2026, represents the remaining estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the estimated cash flows from operations and the time required to complete the Plan of Sale and Liquidation, actual liquidation costs and sale proceeds may differ materially from the amounts estimated.

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

Aimco consolidates Aimco Operating Partnership, a VIE of which Aimco is the primary beneficiary. Through Aimco Operating Partnership, Aimco consolidates all VIEs for which we are the primary beneficiary. Substantially all of our assets and liabilities are those of Aimco Operating Partnership.

Aimco Operating Partnership is the primary beneficiary of, and therefore consolidates, three VIEs that own interests in real estate. Assets of our consolidated VIEs must first be used to settle the liabilities of those VIEs. The consolidated VIEs' creditors do not have recourse to the general credit of Aimco Operating Partnership.

In addition, we have three unconsolidated VIEs for which we are not the primary beneficiary because we are not their primary decision maker. The three unconsolidated VIEs include the Mezzanine Investment, our passive equity investment in IQHQ, and an unconsolidated investment in land held for development in Bethesda, Maryland. Our maximum exposure to loss, because of our involvement with the unconsolidated VIEs, is limited to the carrying value of their assets.

During the three months ended June 30, 2026, we sold four unconsolidated real estate partnerships that hold four apartment communities in San Diego, California, with our share of the net proceeds totaling $41.9 million, net of transaction costs of $0.9 million.

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

Subsequent to February 1, 2026, the estimated liquidation value of our investments in real estate increased by $72.9 million, primarily due to the increase in the liquidation value of our one multifamily development project under construction in Miami, Florida. The increase in the estimated liquidation value of our investments in real estate is largely offset by the increase in estimated costs in excess of estimated receipts of $71.4 million, primarily driven by the inclusion of costs through completion of the multifamily development project, resulting in a combined impact on net assets in liquidation of $1.5 million. Refer to Note 4 for additional information regarding the liabilities for costs in excess of estimated receipts during liquidation.

During the three months ended June 30, 2026, we sold three consolidated properties in New York City and one consolidated property in Atlanta, Georgia, for a combined sales price of $79.4 million.

Non-recourse property debt, construction loans, and bridge financing

Liquidation Basis

Our non-recourse property debt, construction loans, and bridge financing are recognized at the estimated amount we expect to pay in cash, excluding future accrued interest and principal drawdown amounts, which are recognized within Liabilities for estimated costs in excess of estimated receipts during liquidation in our Condensed Consolidated Statement of Net Assets. Debt issuance costs were written off as a result of the adoption of the liquidation basis of accounting. As of June 30, 2026, we have non-recourse property debt of $18.5 million and non-recourse construction loans and bridge financing of $411.6 million presented within Non-recourse property debt, construction loans, and bridge financing in our Condensed Consolidated Statement of Net Assets.

Common noncontrolling interests in Aimco Operating Partnership

Liquidation Basis

Common noncontrolling interests in Aimco Operating Partnership consist of OP Units held by third parties and are reflected in Aimco's accompanying Condensed Consolidated Statement of Net Assets as Net assets attributable to noncontrolling interests in Aimco Operating Partnership. The net assets in liquidation is allocated to the holders of OP Units, other than Aimco, based on the number of OP Units (including OP Units held by Aimco) outstanding at the end of the period. As of June 30, 2026, the holders of OP Units had a dilutive economic ownership interest in Aimco Operating Partnership of approximately 4.2%.

Going Concern Basis

Common noncontrolling interests in Aimco Operating Partnership are reflected in Aimco’s accompanying Condensed Consolidated Balance Sheet as Common noncontrolling interests in Aimco Operating Partnership. Aimco Operating Partnership’s income or loss is allocated to the holders of OP Units, other than Aimco, based on the weighted-average number of OP Units (including OP Units held by Aimco) outstanding during the period. For the periods ended January 31, 2026, and June 30, 2025, the holders of OP Units had a weighted-average economic ownership interest in Aimco Operating Partnership of approximately 3.4%, and 5.2%, respectively. Substantially all of the assets and liabilities of Aimco are held by Aimco Operating Partnership.

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

As of June 30, 2026, redeemable noncontrolling interests in consolidated real estate partnerships consists of the preferred equity interest accruing 14.5% preferred return per annum in an entity that owns a waterfront ground-up development. The preferred equity contributions received and the accrued preferred return through June 30, 2026 are included within Liabilities for noncontrolling interests in consolidated real estate partnerships in Aimco's Condensed Consolidated Statement of Net Assets. The preferred return expected to accrue in future periods through the estimated sale date of our interest in the development is included within Liabilities for estimated costs in excess of estimated receipts during liquidation in our Condensed Consolidated Statement of Net Assets.

Noncontrolling interests in consolidated real estate partnerships

As of June 30, 2026, noncontrolling interests in consolidated real estate partnerships consists of the $20.0 million third-party equity interest in a consolidated entity that holds a limited partner interest in a subsidiary that holds our Upton Place property. As of June 30, 2026, the third-party equity interest is presented in Liabilities for noncontrolling interests in consolidated real estate partnerships in our Condensed Consolidated Statement of Net Assets. The third-party equity interest earns approximately $1.2 million annually, distributed monthly. The distributions expected to occur in future periods through the estimated sale date of the property are included in Liabilities for estimated costs in excess of estimated receipts during liquidation in our Condensed Consolidated Statement of Net Assets.

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

In June 2023, we closed on the sale of a 20% non-controlling participation in the Mezzanine Investment for $33.5 million. The partial sale and transfer of the financial interest did not qualify for sale accounting and therefore, we recorded the cash received from the purchaser as a liability, which is included in Accrued liabilities and other in our Condensed Consolidated Balance Sheet as of December 31, 2025 and Mezzanine investment - participation sold in our Condensed Consolidated Statement of Net Assets as of June 30, 2026. Although the cash received is accounted for as a liability, no amount is due to the purchaser until after we receive $134.0 million plus an annualized return. While the Mezzanine Investment had not been repaid and was in maturity default as of June 30, 2026, we are precluded from derecognizing the liability under both the liquidation basis and going concern basis of accounting until it has been deemed to be extinguished in accordance with GAAP.

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

Restricted cash

Restricted cash consists of tenant security deposits, cash restricted as required by our debt agreements, and cash restricted in association with legal, municipal, federal, or tax requirements. As of June 30, 2026, we had $69.8 million of cash and cash equivalents and $8.9 million of restricted cash included within Cash, cash equivalents, and restricted cash in our Condensed Consolidated Statement of Net Assets. The reconciliation of cash flow information is as follows (in thousands):

	January 31, 2026	December 31, 2025
Cash and cash equivalents	$320,360	$394,891
Restricted cash	9,611	10,131
Restricted cash from discontinued operations and held for sale	2,571	2,174
Cash, cash equivalents, and restricted cash	$332,542	$407,196

Notes receivable and other investments

Liquidation Basis

Upon adoption of the liquidation basis of accounting, our notes receivable and other investments, including our unconsolidated real estate partnership, were adjusted to their estimated net realizable value. We estimated the liquidation value of the notes receivable at their face value of $85.0 million based on information obtained during the marketing and sale process for the notes.

As of June 30, 2026, other investments of $4.5 million are included within Notes receivable and other investments in our Condensed Consolidated Statement of Net Assets. The remaining unfunded commitments related to our investments in property technology funds are reflected within Liabilities for estimated costs in excess of estimated receipts during liquidation in our Condensed Consolidated Statement of Net Assets.

As of June 30, 2026, our unconsolidated real estate partnership of $1.9 million, is included within Notes receivable and other investments in our Condensed Consolidated Statement of Net Assets.

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

Dividends payable

At the time of a declaration, we accrue for dividends on our Common Stock and distributions on OP units held by third parties in Dividends payable in our Condensed Consolidated Balance Sheet as of December 31, 2025 or Condensed Consolidated Statement of Net Assets as of June 30, 2026. The amount accrued includes non-forfeitable and forfeitable dividends on our share-based compensation awards. Forfeitable dividends are not paid unless and until the underlying share-based compensation award vests. As of June 30, 2026, we have a liability of $3.8 million related to certain unvested share-based compensation awards, which will be paid when the requisite service-based and market-based conditions have been achieved or the dual-trigger vesting conditions are met in accordance with the Plan of Sale and Liquidation.

Note 4 — Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation

Liquidation Basis

The liquidation basis of accounting requires us to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Sale and Liquidation. As of June 30, 2026, we estimated that we will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing and value of property sales, estimates of direct costs incurred to complete the sales, the timing and estimated amounts associated with discharging known and contingent liabilities, and the estimated costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period based on the estimated disposal date of each asset; however, no assurances can be provided that the dates used in estimation will be met.

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

The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of June 30, 2026 is as follows (in thousands):

	As of February 1, 2026	Revenue Recognized / Expense Incurred	Remeasurement	As of June 30, 2026
ASSETS
Estimated net inflows from real estate(1)	$43,692	$(12,450)	$(2,758)	$28,484
Interest income	3,828	(2,847)	558	1,539
Total estimated assets	47,520	(15,297)	(2,200)	30,023

LIABILITIES
General and administrative expenses	(22,854)	12,281	(378)	(10,951)
Interest expense	(32,773)	12,086	(1,274)	(21,961)
Capital expenditures	(2,762)	2,050	(113)	(825)
Capital expenditures for active construction	(72,821)	31,578	(46,093)	(87,336)
Distributions and returns to noncontrolling interests	(7,674)	3,412	(14,908)	(19,170)
Liquidation transaction costs	(51,600)	24,885	(5,837)	(32,552)
Income tax	(326)	(374)	—	(700)
Other estimated (costs), net of receipts	(2,384)	1,208	(580)	(1,756)
Total estimated liabilities	(193,194)	87,126	(69,183)	(175,251)

Liabilities for estimated costs in excess of estimated receipts during liquidation	$(145,674)	$71,829	$(71,383)	$(145,228)

(1) Estimated net inflows from real estate include estimated future rental and other property revenues during liquidation less estimated future property operating expenses during liquidation.

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

Net assets in liquidation decreased by $406.6 million during the period from February 1, 2026, to June 30, 2026, primarily due to Aimco's declaration and payment of $1.45 and $1.30 per share and per unit liquidating distributions totaling $408.8 million. This is partially offset by a net increase of $1.5 million related to the remeasurement of net realizable value of real estate and estimated costs in excess of estimated receipts.

Note 6 — Commitments and Contingencies

Commitments

In connection with our development activities, we have entered into various construction-related contracts, and have made commitments to complete development of certain real estate, pursuant to financing or other arrangements. As of June 30, 2026, we had remaining commitments for construction-related contracts of $57.4 million, with $75.9 million undrawn on our non-recourse construction loans.

As of June 30, 2026, we have remaining unfunded commitments of $0.9 million related to our investments in property technology funds invested in entities that develop technology related to the real estate industry. The timing of the remaining funding of these commitments is uncertain.

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

Note 7 — Common Stock, OP Units, and Equivalents

Liquidation Basis

Aimco Equity

As of June 30, 2026, Aimco has 143.3 million shares of Common Stock outstanding, 0.8 million unvested time-based restricted stock awards, and a maximum of 1.3 million shares of unvested market-based restricted stock awards, with 0.7 million shares of the market-based awards expected to vest based on stock price performance through June 30, 2026. Additionally, as of June 30, 2026, Aimco has 4.0 million exercisable stock options with a weighted-average exercise price of $2.41 per share, reflecting the equitable adjustments as a result of the special dividends paid during the prior year and the liquidating distributions paid during the current year.

Aimco Operating Partnership Partners' Capital

As of June 30, 2026, Aimco Operating Partnership has 148.2 million OP Units outstanding, including 143.3 million held by Aimco and 4.9 million held by third parties. In addition to the OP Units that may be issued to Aimco upon vesting of the restricted stock awards or exercise of stock options discussed above, Aimco Operating Partnership has 2.6 million LTIP II units with a weighted-average conversion metric of $1.43 per unit, reflecting the equitable adjustments as a result of the special dividends paid during the prior year and the liquidating distributions paid during the current year.

During the three months ended June 30, 2026, 1,524,343 OP Units were redeemed for an equal number of shares of Common Stock on a one-for-one basis and 2,196 OP Units were redeemed for an aggregate weighted-average price of $4.15 per unit. Subsequent to quarter end, in July 2026, 2.5 million LTIP II units with a weighted-average conversion metric of $1.43 per unit were converted into 1.3 million OP Units.

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

Aimco’s Common Stock and OP Unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares of Common Stock and Aimco Operating Partnership’s issuance to Aimco of additional OP Units equal to the number of shares of Common Stock purchased under the options. These equivalents also include unvested market-based restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and OP Units outstanding equal to the number of the shares that vest. OP Unit equivalents also include unvested long-term incentive partnership units. The Common Stock and OP Unit equivalents were not included in the computation of diluted earnings per share and unit for the month ended January 31, 2026, and three and six months ended June 30, 2025, because the effect of their inclusion would have been antidilutive. As of January 31, 2026, the Common Stock and OP Unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 3.9 million and 8.1 million, respectively.

Aimco’s time-based restricted stock awards receive non-forfeitable dividends similar to shares of Common Stock and OP Units prior to vesting, and our market-based long-term incentive partnership units (“LTIP Units”) receive non-forfeitable distributions based on specified percentages of the distributions paid to OP Units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Participating securities were not included in the computation of diluted earnings per share and unit for the month ended January 31, 2026, and three and six months ended June 30, 2025, because the effect of their inclusion would have been antidilutive. As of January 31, 2026, participating securities that could potentially dilute basic earnings per share or unit in future periods totaled 1.5 million.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the month ended January 31, 2026, and the three and six months ended June 30, 2025, are as follows (in thousands, except per share and per unit data):

	Month Ended January 31,	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2025	2025
Earnings per share
Numerator:
Income (loss) from continuing operations	$(6,538)	$(25,707)	$(46,860)
Less: Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(2,243)	(3,156)	(5,829)
Less: Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(96)	(232)	(528)
Less: Net (income) loss from continuing operations attributable to common noncontrolling interests in Aimco Operating Partnership	300	1,513	2,772
Less: Net (income) loss allocated to Aimco participating securities	—	—	—
Income (loss) from continuing operations attributable to Aimco common stockholders	(8,577)	(27,582)	(50,445)
Income (loss) from discontinued operations, net of taxes	863	8,731	18,172
Less: Net (income) loss from discontinued operations attributable to common noncontrolling interests in Aimco Operating Partnership	(29)	(454)	(948)
Income (loss) from discontinued operations attributable to Aimco common stockholders	834	8,277	17,224
Net income (loss) attributable to Aimco common stockholders	$(7,743)	$(19,305)	$(33,221)

Denominator - shares:
Basic weighted-average common stock outstanding	140,446	137,341	137,123
Diluted share equivalents outstanding	—	—	—
Diluted weighted-average common stock outstanding	140,446	137,341	137,123

Earnings (loss) per share - basic
Income (loss) from continuing operations attributable to Aimco per common share	$(0.06)	$(0.20)	$(0.37)
Income (loss) from discontinued operations attributable to Aimco per common share	0.01	0.06	0.13
Net income (loss) attributable to Aimco per common share – basic	$(0.05)	$(0.14)	$(0.24)

Earnings (loss) per share - diluted
Income (loss) from continuing operations attributable to Aimco per common share	$(0.06)	$(0.20)	$(0.37)
Income (loss) from discontinued operations attributable to Aimco per common share	0.01	0.06	0.13
Net income (loss) attributable to Aimco per common share – diluted	$(0.05)	$(0.14)	$(0.24)

	Month Ended January 31,	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2025	2025
Earnings per unit
Numerator:
Income (loss) from continuing operations	$(6,538)	$(25,707)	$(46,860)
Less: Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(2,243)	(3,156)	(5,829)
Less: Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(96)	(232)	(528)
Less: Net (income) loss allocated to Aimco participating securities	—	—	—
Income (loss) from continuing operations attributable to Aimco Operating Partnership's common unitholders	(8,877)	(29,095)	(53,217)
Income (loss) from discontinued operations attributable to Aimco Operating Partnership's common unitholders	863	8,731	18,172
Net income (loss) attributable to Aimco Operating Partnership's common unitholders	$(8,014)	$(20,364)	$(35,045)

Denominator - units
Basic weighted-average OP Units outstanding	145,370	144,883	144,671
Diluted OP Unit equivalents outstanding	—	—	—
Diluted weighted-average OP Units outstanding	145,370	144,883	144,671

Earnings (loss) per unit - basic
Income (loss) from continuing operations attributable to Aimco Operating Partnership per unit	$(0.06)	$(0.20)	$(0.37)
Income (loss) from discontinued operations attributable to Aimco Operating Partnership per unit	0.01	0.06	0.13
Net income (loss) attributable to Aimco per unit – basic	$(0.05)	$(0.14)	$(0.24)

Earnings (loss) per unit - diluted
Income (loss) from continuing operations attributable to Aimco Operating Partnership per unit	$(0.06)	$(0.20)	$(0.37)
Income (loss)from discontinued operations attributable to Aimco Operating Partnership per unit	0.01	0.06	0.13
Net income (loss) attributable to Aimco Operating Partnership per unit – diluted	$(0.05)	$(0.14)	$(0.24)

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

In March 2026, we completed the sale of our portfolio of seven apartment properties located in the Chicago market (the "Chicago Portfolio") for $455.0 million. In connection with the sale of the Chicago Portfolio, $282.5 million of non-recourse property debt was assumed by the purchaser.

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

The following table summarizes income from discontinued operations for the month ended January 31, 2026, and the three and six months ended June 30, 2025:

	Month Ended January 31,	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2025	2025
REVENUES
Rental and other property revenues	$3,994	$29,406	$58,876

OPERATING EXPENSES
Property operating expenses	1,647	10,444	20,371
Depreciation and amortization	398	4,425	8,791
Total operating expenses	2,045	14,869	29,162

Interest income	—	—	7
Interest expense	(1,086)	(5,806)	(11,549)
Income (loss) from discontinued operations before income tax	863	8,731	18,172
Income tax benefit (expense)	—	—	—
Income (loss) from discontinued operations, net of taxes	863	8,731	18,172
(Income) loss from discontinued operations attributable to common noncontrolling interests in Aimco Operating Partnership	(29)	(454)	(948)
Net income (loss) from discontinued operations attributable to Aimco	$834	$8,277	$17,224

The following table summarizes cash flow information related to the discontinued operation for the month ended January 31, 2026, and six months ended June 30, 2025:

	Month Ended January 31,	Six Months Ended June 30,
	2026	2025
Total operating cash flows from (used in) discontinued operations	$1,696	$26,871
Total investing cash flows from (used in) discontinued operations	(340)	(5,006)

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

As of January 31, 2026, our Operating segment included 8 residential apartment communities with 1,029 apartment homes that had achieved a stabilized level of operations as of January 1, 2025 and maintained it throughout the current year and comparable period. Two of the communities, Hillmeade and Plantation Gardens, met the held for sale criteria in accordance with GAAP as described in Note 3. We aggregated all our apartment communities that had reached stabilization into our Operating segment.

Our Other segment consisted of owned properties that were not included in our Development or Operating segments. Our Other segment included The Benson Hotel, our only hotel.

Prior period segment information has been recast based upon the segment population as of January 31, 2026, and is consistent with how our President and Chief Executive Officer, the chief operating decision maker (“CODM”) evaluated the business prior to adoption of the Plan of Sale and Liquidation. During the month ended January 31, 2026, we reclassified and recast as discontinued operations the seven properties within our Chicago Portfolio, which was previously reported within the Operating segment. Refer to Note 10 for the operating results of our discontinued operations, which consists of both the Chicago Portfolio and Boston Portfolio.

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

The following tables present the results of operations of consolidated properties within our segments for the month ended January 31, 2026, and the three and six months ended June 30, 2025 (in thousands):

	Development	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments(2)	Consolidated
Month Ended January 31, 2026
Rental and other property revenues	$2,838	$2,476	$428	$417	$—	$6,159
Controllable operating expenses(3)	604	472	512	—	—	1,588
Real estate taxes, net of capitalized amounts	491	411	64	—	—	966
Utilities expense, net of utility reimbursements	130	80	29	417	—	656
Property insurance expense, net of capitalized amounts	45	78	9	—	—	132
Other property operating expenses(4)	—	—	—	—	790	790
Property operating expenses	1,270	1,041	614	417	790	4,132
Property net operating income (loss)	1,568	1,435	(186)	—	n/a	n/a
Other operating expenses not allocated to segments(5)	—	—	—	—	(6,567)	(6,567)
Other items included in income (loss) from continuing operations before income tax(6)	—	—	—	—	(1,998)	(1,998)
Income (loss) from continuing operations before income tax	$1,568	$1,435	$(186)	$—	$(9,355)	$(6,538)

	Development	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments(2)	Consolidated
Three Months Ended June 30, 2025
Rental and other property revenues	$6,124	$7,375	$2,084	$843	$6,926	$23,352
Controllable operating expenses(3)	1,490	1,298	1,768	—	818	5,374
Real estate taxes, net of capitalized amounts	1,124	1,345	560	—	936	3,965
Utilities expense, net of utility reimbursements	331	110	63	843	338	1,685
Property insurance expense, net of capitalized amounts	145	250	33	—	398	826
Other property operating expenses(4)	—	—	—	—	898	898
Property operating expenses	3,090	3,003	2,424	843	3,388	12,748
Property net operating income (loss)	3,034	4,372	(340)	—	n/a	n/a
Other operating expenses not allocated to segments(5)	—	—	—	—	(19,736)	(19,736)
Other items included in income (loss) from continuing operations before income tax(6)	—	—	—	—	(11,004)	(11,004)
Income (loss) from continuing operations before income tax	$3,034	$4,372	$(340)	$—	$(27,202)	$(20,136)

	Development and Redevelopment	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments(2)	Consolidated
Six Months Ended June 30, 2025
Rental and other property revenues	$11,333	$14,915	$3,530	$1,473	$14,983	$46,234
Controllable operating expenses(3)	2,918	2,464	3,484	—	1,548	10,414
Real estate taxes, net of capitalized amounts	2,224	2,504	829	—	3,001	8,558
Utilities expense, net of utility reimbursements	930	374	135	1,473	595	3,507
Property insurance expense, net of capitalized amounts	504	465	66	—	778	1,813
Other property operating expenses(4)	—	—	—	—	1,594	1,594
Property operating expenses	6,576	5,807	4,514	1,473	7,516	25,886
Property net operating income (loss)	4,757	9,108	(984)	—	n/a	n/a
Other operating expenses not allocated to segments(5)	—	—	—	—	(39,971)	(39,971)
Other items included in income (loss) from continuing operations before income tax(6)	—	—	—	—	(21,751)	(21,751)
Income (loss) from continuing operations before income tax	$4,757	$9,108	$(984)	$—	$(54,255)	$(41,374)

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

Capital additions within our segments for the month ended January 31, 2026, and the three and six months ended June 30, 2025, were as follows (in thousands):

	Month Ended January 31,	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2025	2025
Development	$6,378	$22,134	$42,393
Operating	115	1,689	2,616
Other	—	—	160
Corporate and Amounts Not Allocated to Segments (1)	—	105	211
Total capital additions	$6,493	$23,928	$45,380
(1)
During the three and six months ended June 30, 2025, certain capital additions pertained to properties that were sold or reclassified as held for sale and therefore are not included in our segments as capital additions at those respective period ends. We added a row to the table above for presentation purposes to display these capital additions for the three and six months ended June 30, 2025.

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

Disposition activity for the three months ended June 30, 2026

•
In April 2026, we sold two properties in New York City and one in Atlanta, Georgia for a combined $56.5 million, as well as four properties located in San Diego, California, held by four unconsolidated real estate partnerships, with our share of the net proceeds totaling $41.9 million, net of transaction costs of $0.9 million.
•
In June 2026, we sold our remaining property in New York City for a sales price of $22.9 million.

Liquidating Distributions

In accordance with the Plan of Sale and Liquidation, the Board approved special liquidating distributions of $1.45 and $1.30 per share and unit paid on March 13, 2026 and June 3, 2026, respectively.

Net Assets in Liquidation

As of June 30, 2026, our $514.6 million of Net assets in liquidation, as presented in our condensed consolidated financial statements included in Item 1, included $33.5 million of excess liabilities which we do not believe are represented at their estimated fair value but cannot be derecognized under GAAP at this time.

Balance Sheet and Financing Activities

We are highly focused on maintaining a strong balance sheet, prudent simplification, and appropriate liquidity while promptly returning capital to stockholders. As of June 30, 2026, we had $69.8 million of cash on hand and $8.9 million of restricted cash. Refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

As of June 30, 2026, 100% of our total debt was either fixed rate or hedged with interest rate cap protection. Considering investments under contract to sell and including contractual extensions, we have no debt maturing prior to December 2027.

Active Construction and Lease-up Assets

We plan to fulfill our contractual obligations and maximize value at our one multifamily development project under construction in Miami, Florida and complete the lease-up of, and market for sale, our two recently completed Washington, D.C. Metro Area multifamily communities. We have ceased planning and predevelopment efforts for future projects.

During the three and six months ended June 30, 2026, we invested $17.0 million and $39.1 million, respectively, in development activities compared to $22.1 million and $42.4 million, respectively, during the same period in 2025. Updates on our one active development project and two lease-ups include:

•
In Miami, construction remains on schedule and on budget at 34th Street, an ultra-luxury waterfront residential tower. Initial occupancy is scheduled for 3Q 2027 with stabilized occupancy in 4Q 2028.
•
In Bethesda, Maryland, we expect to complete the lease up of 220 of the highly tailored apartment homes at the first phase of Strathmore Square in the third quarter 2026. As of June 30, 2026, 197 (90%) units had been leased or pre-leased. The property is currently being broadly marketed for sale.
•
In Upper Northwest Washington, D.C., we expect to complete the lease up of 689 apartment homes at Upton Place during the fourth quarter 2026. As of June 30, 2026, 578 (84%) units were leased or pre-leased. Additionally, as of June 30, 2026, 97% of the project's 105,000 square feet of retail space has been leased. The property is scheduled to be broadly marketed for sale in the third quarter.

Remaining Assets

As of June 30, 2026, we continue to pursue an orderly liquidation of our remaining assets:

Property / Investment	Property / Investment Type	Location	Units/Acres
Bank Lofts	Stabilized	Denver, CO	125
Bluffs at Pacifica, The	Stabilized	Pacifica, CA	64
Oak Shore	Stabilizing	Corte Madera, CA	24
Upton Place	Lease-Up	Washington, DC	689
Strathmore Square Phase 1	Lease-Up	Bethesda, MD	220
34th Street	Active Construction	Miami, FL	114
300 Broward	Land	Fort Lauderdale, FL	2.31
One Edgewater	Land	Miami, FL	0.5
Fitzsimons 4	Land	Aurora, CO	1.77
Flagler Village	Land	Fort Lauderdale, FL	8.8
Flying Horse	Land	Colorado Springs, CO	7.45
Strathmore Square Phase 2	Passive Investment in Development JV
CU Anschutz Campus Holdings	Controlled Options for Development
Brickell Assemblage Notes	Seller Financing
IQHQ	Passive Equity
Parkmerced	Mezzanine Loan
RE Tech Funds	Passive Equity

Financial Results of Operations

In light of the adoption of liquidation basis accounting as of February 1, 2026 and our liquidation pursuant to the Plan of Sale and Liquidation, the results of operations for the current year period are not comparable to the prior year period. The sale of assets under the Plan of Sale and Liquidation will have a significant impact on our operations. See “— Executive Overview — Plan of Sale and Liquidation”.

Changes in Net Assets in Liquidation

Period from February 1, 2026, through June 30, 2026

Net assets in liquidation decreased by $406.6 million during the period from February 1, 2026, to June 30, 2026, primarily due to Aimco's declaration and payment of $1.45 and $1.30 per share and per unit liquidating distributions totaling $408.8 million. This is partially offset by a net increase of $1.5 million related to the remeasurement of net realizable value of real estate and estimated costs in excess of estimated receipts.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions.

Liquidation Basis

Real Estate

Upon adoption of the liquidation basis of accounting, our investments in real estate were adjusted to their estimated net realizable value. The liquidation value represents the estimated amount of cash that we expect to receive through the disposal of our assets as we carry out the Plan of Sale and Liquidation. We estimated the liquidation value of our real estate investments generally based on either contractual purchase prices or offers received on the properties or, if no contracts or offers had been received yet, on management’s estimate of a property’s liquidation value, taking into account information obtained during the marketing and sale process for the properties, including broker opinions of value. The estimated liquidation value of properties without contractual purchase prices or offers received require considerable management judgment and are sensitive to changes in underlying assumptions and market factors, the most significant being projected operational cash flow and capitalization rates. We determine capitalization rates using third-party market research analytics. Property operational cash flows are based on historical, current, and expected future operating results and take into consideration our intended operational strategies. No assurances can be provided that the estimated liquidation value of our properties will be met.

Estimated Costs in Excess of Estimated Receipts

The liquidation basis of accounting requires us to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Sale and Liquidation. As of June 30, 2026, we are estimating that we will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing and value of property sales, estimates of direct costs incurred to complete the sales, the timing and estimated amounts associated with discharging known and contingent liabilities, and the estimated costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period; however, no assurances can be provided that the dates used in estimation will be met.

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

Non-GAAP Measures

Due to the adoption of the Plan of Sale and Liquidation, we are no longer reporting EBITDAre, Adjusted EBITDAre, or other non-GAAP measures as we no longer consider these to be key financial indicators. Property net operating income is presented solely as the ASC 280 segment measure for prior periods.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations.

As of June 30, 2026, our available liquidity was $78.7 million, which consisted of:

•
$69.8 million in cash and cash equivalents; and
•
$8.9 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance.

As of June 30, 2026, we had sufficient capacity on our non-recourse construction loans to cover our remaining commitments on our multifamily development project of approximately $57.4 million. We also have unfunded commitments in the amount of $0.9 million related to our investments in entities that develop technology related to the real estate industry. Our principal uses for liquidity include operating activities, payments of principal and interest on outstanding debt, ground lease payments, and capital expenditures. Additionally, our third-party property managers may enter into commitments on our behalf to purchase goods and services in connection with the operation of our apartment communities and our office building. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to historical levels.

We believe, based on information available at this time, cash and cash equivalents, cash generated from operations, and proceeds from sales of property pursuant to the Plan of Sale and Liquidation are sufficient sources of liquidity for the next twelve months and through liquidation to meet operational needs as well as remaining commitments on our one remaining development project. We also have limited debt maturities over the next two years. After giving effect to available extension options, we have no scheduled maturities until December 2027. Our use of low‑leverage, property‑level financing provides flexibility to refinance existing debt, if necessary.

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

As of June 30, 2026, our outstanding non-recourse property debt had a fixed interest rate. In addition, the rate on our non-recourse debt was 4.6%, and the remaining term to maturity was 5.9 years. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates. Our primary sources of leverage are non-recourse property-level debt, non-recourse construction loans, and bridge financing. As of June 30, 2026, we have unused outstanding capacity on our construction loans of $75.9 million.

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

Market Risk

As of June 30, 2026, on a consolidated basis, we had no variable-rate property-level debt outstanding and $190.1 million of variable-rate construction loans outstanding. The impact of elevated interest rates is mitigated by our use of interest rate caps, which as of June 30, 2026, provided protection for our variable interest rate debt. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates. As of June 30, 2026, we estimate an increase or decrease in our variable rate indices of 100 basis points with constant credit risk spreads, would have no material impact on interest expense.

As of June 30, 2026, we held interest rate caps with a maximum notional value of $266.0 million. These instruments were acquired for $0.3 million and at June 30, 2026, were valued at $0.1 million.

As of June 30, 2026, we had $78.7 million in cash and cash equivalents and restricted cash, a portion of which earns interest at variable rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Aimco Operating Partnership's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, Aimco Operating Partnership's internal control over financial reporting.

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

On August 5, 2026, there were 145,236,898 shares of Common Stock outstanding, held by 840 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency but does include each such broker or clearing agency as one record holder.

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

During the three months ended June 30, 2026, 1,524,343 shares of Common Stock were issued in exchange for OP Units. Such shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

In addition to any issuances pursuant to transactions of the types discussed above, there were no unregistered sales of equity securities made by Aimco during the three months ended June 30, 2026.

Repurchases of Equity Securities

On July 28, 2022, Aimco announced that its Board authorized Aimco to repurchase up to 15 million shares of its outstanding Common Stock. On November 6, 2023, Aimco announced that the Board authorized Aimco to repurchase up to an additional 15 million shares of its outstanding Common Stock, for a total of 30 million shares. As of June 30, 2026, Aimco was authorized to repurchase up to 16.2 million shares of its outstanding Common Stock. Subject to certain blackout restrictions, these repurchases may be made from time to time in the open market or in privately negotiated transactions. These share repurchase authorizations have no expiration date.

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

On August 5, 2026, there were 151,530,553 OP Units and equivalents outstanding (of which 145,236,898 were held by Aimco), that were held by 1,774 unitholders of record.

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP Units during the three months ended June 30, 2026.

Repurchases of Equity Securities

Aimco Operating Partnership’s Partnership Agreement generally provides that after holding OP Units for one year, limited partners other than Aimco have the right to redeem their OP Units for cash or, at Aimco’s election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended June 30, 2026, 1,524,343 OP Units were redeemed in exchange for shares of Common Stock on a one-for-one basis and 2,196 OP Units were redeemed in exchange for cash at an aggregate weighted average price per unit of $4.15.

The following table summarizes repurchases, or redemptions in exchange for cash, of the Aimco Operating Partnership’s equity securities held by third parties for the three months ended June 30, 2026:

Fiscal Period	Total Number of Units Repurchased	Weighted Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under Plans or Programs (1)
April 1 - 30, 2026	—	$—	NA	NA
May 1 - 31, 2026	—	—	NA	NA
June 1 - 30, 2026	2,196	4.15	NA	NA
Total	2,196	$4.15

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

The Board of Aimco Operating Partnership’s general partner determines and declares distributions on OP Units. Aimco, through a wholly-owned subsidiary, is the sole general partner of Aimco Operating Partnership. As of June 30, 2026, Aimco owned 95.1% of the legal interest in the OP Units of Aimco Operating Partnership and 95.8% of the dilutive economic interest of Aimco Operating Partnership. Aimco Operating Partnership holds all of our assets and manages the daily operations of our business. The distributions paid by Aimco Operating Partnership to Aimco are used to fund the dividends paid to Aimco's stockholders. Accordingly, the per share dividends Aimco pays to its stockholders generally equal the per unit distributions paid by Aimco Operating Partnership to holders of its OP Units.

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

101

The following materials from Aimco’s and Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated statement of net assets; (ii) condensed consolidated balance sheet; (iii) condensed consolidated statement of changes in net assets (iv) condensed consolidated statements of operations; (v) condensed consolidated statements of equity and partners’ capital; (vi) condensed consolidated statements of cash flows; and (vii) notes to condensed consolidated financial statements.

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

Date: August 6, 2026