Form 10-Q
period 2026-09-30
APARTMENT INVESTMENT & MANAGEMENT CO; Aimco OP L.P.
filed 2026-11-09
CIK 922864, 1820878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of Apartment Investment and Management Company Class A common stock (“Common Stock”) outstanding as of November 6, 2026: 145,871,230

EXPLANATORY NOTE

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

Aimco, through a wholly-owned subsidiary, is the general partner and is, directly, the special limited partner of Aimco OP L.P. (“Aimco Operating Partnership”). As of September 30, 2026, Aimco owned 96.7% of the legal interest in the common partnership units of Aimco Operating Partnership and 96.7% of the dilutive economic interest in Aimco Operating Partnership. The remaining 3.3% legal interest is owned by limited partners. The common partnership units of Aimco Operating Partnership are referred to as “OP Units”. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

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

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2026, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS

(Liquidation Basis)

(In thousands)

(Unaudited)

September 30, 2026
ASSETS
Real estate	$946,481
Cash, cash equivalents, and restricted cash	74,368
Notes receivable and other investments	75,974
Rent receivables and other assets	9,351
Total assets	$1,106,174

LIABILITIES
Non-recourse property debt, construction loans, and bridge financing	$440,390
Lease liabilities - finance leases	10,117
Liabilities for noncontrolling interests in consolidated real estate partnerships	59,943
Liabilities for estimated costs in excess of estimated receipts during liquidation	114,871
Mezzanine investment - participation sold	33,500
Dividends payable	3,620
Accounts payable and accrued expenses	48,714
Total liabilities	$711,155

Commitments and contingencies (Note 6)

Net assets in liquidation attributable to Aimco	382,152
Net assets in liquidation attributable to noncontrolling interests in Aimco Operating Partnership	12,867
Net assets in liquidation	$395,019

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Liquidation Basis)

(In thousands)

(Unaudited)

	For the Period from February 1, 2026, to September 30, 2026
	Attributable to Aimco	Attributable to Noncontrolling Interests in Aimco Operating Partnership	Total Net Assets in Liquidation
Net assets in liquidation, beginning of period	$879,596	$41,616	$921,212
Changes in net assets in liquidation
Remeasurement of estimated net realizable value of real estate	(36,056)	—	(36,056)
Remeasurement of estimated net realizable value of notes receivable and other investments	(15,239)	—	(15,239)
Remeasurement of other assets & liabilities, net	560	—	560
Remeasurement of estimated costs in excess of estimated receipts	(67,540)	—	(67,540)
Liquidating distributions to stockholders	(393,469)	—	(393,469)
Liquidating distributions to noncontrolling interests in Aimco Operating Partnership	—	(15,096)	(15,096)
Redemption of OP Units held by third parties and reallocation of noncontrolling interests in Aimco Operating Partnership	13,653	(13,653)	—
Exercise of stock options	647	—	647
Changes in net assets in liquidation	(497,444)	(28,749)	(526,193)
Net assets in liquidation, end of period	$382,152	$12,867	$395,019

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Going Concern Basis)

(In thousands, except per share data)

(Unaudited)

	Month Ended January 31,	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2025	2025
REVENUES
Rental and other property revenues	$6,159	$23,500	$69,734

OPERATING EXPENSES
Property operating expenses	4,132	12,209	38,095
Depreciation and amortization	3,272	13,793	37,785
General and administrative expenses	3,295	7,523	23,502
Impairment on real estate	—	57,373	57,373
Total operating expenses	10,699	90,898	156,755

Interest income	2,247	1,527	5,157
Interest expense	(3,253)	(10,827)	(34,704)
Realized and unrealized gains (losses) on interest rate contracts	(8)	(102)	(434)
Realized and unrealized gains (losses) on equity investments	258	(4,868)	(5,475)
Other income (expense), net	(1,242)	923	359
Income (loss) from continuing operations before income tax	(6,538)	(80,745)	(122,118)
Income tax benefit (expense)	—	116	(5,370)
Net income (loss) from continuing operations	(6,538)	(80,629)	(127,488)
Income (loss) from discontinued operations, net of taxes	863	383,621	401,793
Net income (loss)	(5,675)	302,992	274,305
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(2,243)	(3,582)	(9,411)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(96)	(105)	(633)
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	271	(12,592)	(10,768)
Net income (loss) attributable to Aimco	$(7,743)	$286,713	$253,493

Earnings (loss) per common share - basic
Income (loss) from continuing operations attributable to Aimco per common share	$(0.06)	$(0.61)	$(0.98)
Income (loss) from discontinued operations attributable to Aimco per common share	0.01	2.65	2.78
Net income (loss) attributable to Aimco per common share – basic (Note 8)	$(0.05)	$2.04	$1.80

Earnings (loss) per common share - diluted
Income (loss) from continuing operations attributable to Aimco per common share	$(0.06)	$(0.61)	$(0.98)
Income (loss) from discontinued operations attributable to Aimco per common share	0.01	2.65	2.78
Net income (loss) attributable to Aimco per common share – diluted (Note 8)	$(0.05)	$2.04	$1.80

Weighted-average common shares outstanding – basic	140,446	138,946	137,738
Weighted-average common shares outstanding – diluted	140,446	138,946	137,738

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Month Ended January 31, 2026 and the Three and Nine Months Ended September 30, 2025

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(In thousands)

(Unaudited)

	Month Ended January 31,	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,675)	$274,305
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,272	37,785
Realized and unrealized (gains) losses on interest rate contracts	8	434
Realized and unrealized (gains) losses on equity investments	(258)	5,475
Income tax expense (benefit)	—	5,370
Share-based compensation expense	581	4,212
Loss (income) from unconsolidated partnerships	(148)	(1,355)
Impairment on real estate	—	57,373
Other, including amortization of debt issuance costs	450	6,136
Discontinued operations:
Depreciation and amortization	398	11,932
Income tax (benefit) expense	—	177
Gain on dispositions of real estate	—	(377,117)
Other adjustments to income (loss) from discontinued operations	24	302
Changes in operating assets and operating liabilities:
Operating assets, net	(1,788)	1,906
Operating liabilities, net	(36,211)	(4,516)
Total adjustments	(33,672)	(251,886)
Net cash provided by (used in) operating activities	(39,347)	22,419
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures(1)	(7,535)	(73,874)
Proceeds from dispositions of real estate	—	473,596
Proceeds from repayment of seller financing receivable	18,500	—
Other investing activities	(532)	2,090
Net cash provided by (used in) investing activities	10,433	401,812
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse construction loans and bridge financing	4,920	34,140
Proceeds from revolving credit facility	—	43,800
Principal repayments on non-recourse property debt	—	(69,843)
Principal repayments on non-recourse construction loans and bridge financing	—	(42,081)
Principal repayments on revolving credit facility	—	(43,800)
Payments of deferred loan costs	—	(280)
Proceeds from interest rate contracts	6	1,420
Common stock repurchased	—	(256)
Payments related to withholding taxes for share-based compensation	(192)	(4,328)
Dividends paid on common stock and distributions paid on OP Units	(991)	(88,213)
Contributions from redeemable noncontrolling interests	1,700	10,953
Distributions to redeemable noncontrolling interests	(749)	(6,124)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	528
Distributions to noncontrolling interests in consolidated real estate partnerships	(96)	(1,170)
Redemption of OP Units held by third parties	—	(555)
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	(52,182)	—
Purchase of redeemable noncontrolling interests in consolidated real estate partnerships	—	(5,096)
Other financing activities	1,844	(919)
Net cash used in financing activities	(45,740)	(171,824)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(74,654)	252,407
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	407,196	172,956
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$332,542	$425,363

(1) Accrued capital expenditures were $14.9 million and $16.1 million as of January 31, 2026, and September 30, 2025, respectively.

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS

(Liquidation Basis)

(In thousands)

(Unaudited)

September 30, 2026
ASSETS
Real estate	$946,481
Cash, cash equivalents, and restricted cash	74,368
Notes receivable and other investments	75,974
Rent receivables and other assets	9,351
Total assets	$1,106,174

LIABILITIES
Non-recourse property debt, construction loans, and bridge financing	$440,390
Lease liabilities - finance leases	10,117
Liabilities for noncontrolling interests in consolidated real estate partnerships	59,943
Liabilities for estimated costs in excess of estimated receipts during liquidation	114,871
Mezzanine investment - participation sold	33,500
Dividends payable	3,620
Accounts payable and accrued expenses	48,714
Total liabilities	$711,155

Commitments and contingencies (Note 6)

Net assets in liquidation	$395,019

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

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Liquidation Basis)

(In thousands)

(Unaudited)

For the Period from February 1, 2026, to September 30, 2026
Net assets in liquidation attributable to Aimco Operating Partnership, beginning of period	$921,212
Changes in net assets in liquidation
Remeasurement of estimated net realizable value of real estate	(36,056)
Remeasurement of estimated net realizable value of notes receivable and other investments	(15,239)
Remeasurement of other assets & liabilities, net	560
Remeasurement of estimated costs in excess of estimated receipts	(67,540)
Liquidating distributions to OP Unit holders	(408,565)
Exercise of stock options	647
Changes in net assets in liquidation	(526,193)
Net assets in liquidation attributable to Aimco Operating Partnership, end of period	$395,019

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Going Concern Basis)

(In thousands, except per unit data)

(Unaudited)

	Month Ended January 31,	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2025	2025
REVENUES
Rental and other property revenues	$6,159	$23,500	$69,734

OPERATING EXPENSES
Property operating expenses	4,132	12,209	38,095
Depreciation and amortization	3,272	13,793	37,785
General and administrative expenses	3,295	7,523	23,502
Impairment on real estate	—	57,373	57,373
Total operating expenses	10,699	90,898	156,755

Interest income	2,247	1,527	5,157
Interest expense	(3,253)	(10,827)	(34,704)
Realized and unrealized gains (losses) on interest rate contracts	(8)	(102)	(434)
Realized and unrealized gains (losses) on equity investments	258	(4,868)	(5,475)
Other income (expense), net	(1,242)	923	359
Income (loss) from continuing operations before income tax	(6,538)	(80,745)	(122,118)
Income tax benefit (expense)	—	116	(5,370)
Net income (loss) from continuing operations	(6,538)	(80,629)	(127,488)
Income (loss) from discontinued operations, net of taxes	863	383,621	401,793
Net income (loss)	(5,675)	302,992	274,305
Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(2,243)	(3,582)	(9,411)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(96)	(105)	(633)
Net income (loss) attributable to Aimco Operating Partnership	$(8,014)	$299,305	$264,261

Earnings (loss) per common unit - basic
Income (loss) from continuing operations attributable to Aimco Operating Partnership per common unit	$(0.06)	$(0.61)	$(0.98)
Income (loss) from discontinued operations attributable to Aimco Operating Partnership per common unit	0.01	2.65	2.78
Net income (loss) attributable to Aimco Operating Partnership per common unit – basic (Note 8)	$(0.05)	$2.04	$1.80

Earnings (loss) per common unit - diluted
Income (loss) from continuing operations attributable to Aimco Operating Partnership per common unit	$(0.06)	$(0.61)	$(0.98)
Income (loss) from discontinued operations attributable to Aimco Operating Partnership per common unit	0.01	2.65	2.78
Net income (loss) attributable to Aimco Operating Partnership per common unit – diluted (Note 8)	$(0.05)	$2.04	$1.80

Weighted-average common units outstanding – basic	145,370	145,048	144,798
Weighted-average common units outstanding – diluted	145,370	145,048	144,798

See notes to condensed consolidated financial statements.

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Month Ended January 31, 2026 and the Three and Nine Months Ended September 30, 2025

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

AIMCO OP L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(In thousands)

(Unaudited)

	Month Ended January 31,	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,675)	$274,305
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,272	37,785
Realized and unrealized (gains) losses on interest rate contracts	8	434
Realized and unrealized (gains) losses on equity investments	(258)	5,475
Income tax expense (benefit)	—	5,370
Share-based compensation expense	581	4,212
Loss (income) from unconsolidated partnerships	(148)	(1,355)
Impairment on real estate	—	57,373
Other, including amortization of debt issuance costs	450	6,136
Discontinued operations:
Depreciation and amortization	398	11,932
Income tax (benefit) expense	—	177
Gain on dispositions of real estate	—	(377,117)
Other adjustments to income (loss) from discontinued operations	24	302
Changes in operating assets and operating liabilities:
Operating assets, net	(1,788)	1,906
Operating liabilities, net	(36,211)	(4,516)
Total adjustments	(33,672)	(251,886)
Net cash provided by (used in) operating activities	(39,347)	22,419
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures(1)	(7,535)	(73,874)
Proceeds from dispositions of real estate	—	473,596
Proceeds from repayment of seller financing receivable	18,500	—
Other investing activities	(532)	2,090
Net cash provided by (used in) investing activities	10,433	401,812
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse construction loans and bridge financing	4,920	34,140
Proceeds from revolving credit facility	—	43,800
Principal repayments on non-recourse property debt	—	(69,843)
Principal repayments on non-recourse construction loans and bridge financing	—	(42,081)
Principal repayments on revolving credit facility	—	(43,800)
Payments of deferred loan costs	—	(280)
Proceeds from interest rate contracts	6	1,420
Common stock repurchased	—	(256)
Payments related to withholding taxes for share-based compensation	(192)	(4,328)
Dividends paid on common stock and distributions paid on OP Units	(991)	(88,213)
Contributions from redeemable noncontrolling interests	1,700	10,953
Distributions to redeemable noncontrolling interests	(749)	(6,124)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	528
Distributions to noncontrolling interests in consolidated real estate partnerships	(96)	(1,170)
Redemption of OP Units held by third parties	—	(555)
Redemption of redeemable noncontrolling interests in consolidated real estate partnerships	(52,182)	—
Purchase of redeemable noncontrolling interests in consolidated real estate partnerships	—	(5,096)
Other financing activities	1,844	(919)
Net cash used in financing activities	(45,740)	(171,824)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(74,654)	252,407
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	407,196	172,956
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$332,542	$425,363

(1) Accrued capital expenditures were $14.9 million and $16.1 million as of January 31, 2026, and September 30, 2025, respectively.

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO OP L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Aimco, through a wholly owned subsidiary, is the general partner and is, directly, the special limited partner of Aimco OP L.P. (“Aimco Operating Partnership”). As of September 30, 2026, Aimco owned 96.7% of the legal interest in the common partnership units of Aimco Operating Partnership and 96.7% of the dilutive economic interest in Aimco Operating Partnership. The remaining 3.3% legal interest is owned by limited partners. As the sole general partner of Aimco Operating Partnership, Aimco has exclusive control of Aimco Operating Partnership’s day-to-day management.

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2026, of Aimco and Aimco Operating Partnership. Where it is important to distinguish between the two entities, each is referred to specifically. Otherwise, references to “we,” “us,” or “our” mean, collectively, Aimco, Aimco Operating Partnership, and their consolidated entities.

We own or lease a portfolio of real estate investments focused primarily on the U.S. multifamily sector. At September 30, 2026, our portfolio includes two consolidated stabilized operating properties, two completed development properties in lease-up, a completed and stabilized single-family rental community, a ground-up development under construction, and undeveloped land parcels. In addition, we hold seller financing notes receivable related to the December 2025 sale of the Brickell Assemblage and other alternative investments, including our Mezzanine Investment, our investment in IQHQ Holdings, LP (“IQHQ”), and our investment in real estate technology funds. See Note 3 for further information regarding our Mezzanine Investment.

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

Note 2 — Plan of Sale and Liquidation

In accordance with the Plan of Sale and Liquidation, our objectives are to pursue an orderly liquidation by selling or otherwise disposing of our remaining assets, paying or otherwise settling our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, when appropriate and in the Board’s discretion, distributing the net proceeds from liquidation to our stockholders, subject to the creation of necessary reserves for, and the payment or other satisfaction of, expenses and other liabilities and obligations, and winding up our operations and dissolving our Company. The Company is aiming to complete the sales of the remaining assets of the Company and its subsidiaries within 24 months after February 6, 2026, the stockholder approval of the Plan of Sale and Liquidation. There can be no assurance that the Plan of Sale and Liquidation will result in any transaction or that the Plan of Sale and Liquidation will be completed. In connection with the Plan of Sale and Liquidation, we have sold $754.6 million of assets and paid special liquidating distributions of $2.75 per share including $1.45 per share on March 13, 2026, to shareholders of record at the close of business on February 27, 2026, and $1.30 per share on June 3, 2026, to shareholders of record at the close of business on May 15, 2026.

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

No assurance can be given that any liquidating distributions the Company pays to its shareholders will equal or exceed the estimate of net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of September 30, 2026. For a discussion of risks related to the Plan of Sale and Liquidation, refer to the section entitled “Risk Factors” described in Item 1A of Aimco’s and Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2025. We expect to comply with the requirements necessary to continue to qualify as a REIT through the completion of the liquidation process, or until such time as Aimco terminates its status as a REIT and/or any remaining assets are transferred into a liquidating trust or other liquidating entity. The Board shall use commercially reasonable efforts to continue to cause Aimco to maintain its REIT status; provided, however, that the Board may elect to terminate Aimco’s status as a REIT if it determines that such termination would be in the best interest of the stockholders.

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

We no longer present a condensed consolidated balance sheet, a condensed consolidated statement of operations, a condensed consolidated statement of equity, or a condensed consolidated statement of cash flows subsequent to January 31, 2026. All financial results and disclosure through January 31, 2026, prior to the adoption of the liquidation basis of accounting, are presented on a going concern basis. As a result, the Condensed Consolidated Balance Sheet as of December 31, 2025, as well as the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Equity (Partners Capital) and the Condensed Consolidated Statements of Cash Flow for the month ended January 31, 2026, and the periods ended September 30, 2025, are presented using the going concern basis of accounting.

Liquidation Basis

We have prepared the accompanying unaudited condensed consolidated financial statements as of September 30, 2026 and for the period from February 1, 2026 to September 30, 2026, in accordance with GAAP, as contained within the Accounting Standards Codification (“ASC”), including Subtopic 205-30, “Liquidation Basis of Accounting,” as indicated, and pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Actual costs incurred but unpaid are included in Accounts payable and accrued expenses at September 30, 2026, on the Condensed Consolidated Statement of Net Assets. All our liabilities, under either the going concern basis of accounting or the liquidation basis of accounting, are derecognized when we pay the obligation or when we are legally released from being the primary obligor under the liability.

Net assets in liquidation at September 30, 2026, represents the remaining estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the estimated cash flows from operations and the time required to complete the Plan of Sale and Liquidation, actual liquidation costs and sale proceeds may differ materially from the amounts estimated.

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

Subsequent to February 1, 2026, the estimated liquidation value of our investments in real estate decreased by $36.1 million, primarily due to current market conditions and feedback received during the period as we advance our sales process, including negotiations with prospective purchasers.

Refer to Note 4 for additional information regarding the liabilities for costs in excess of estimated receipts during liquidation.

Non-recourse property debt, construction loans, and bridge financing

Liquidation Basis

Our non-recourse property debt, construction loans, and bridge financing are recognized at the estimated amount we expect to pay in cash, excluding future accrued interest and principal drawdown amounts, which are recognized within Liabilities for estimated costs in excess of estimated receipts during liquidation in our Condensed Consolidated Statement of Net Assets. Debt issuance costs were written off as a result of the adoption of the liquidation basis of accounting. As of September 30, 2026, we have non-recourse property debt of $18.5 million and non-recourse construction loans and bridge financing of $421.9 million presented within Non-recourse property debt, construction loans, and bridge financing in our Condensed Consolidated Statement of Net Assets.

Common noncontrolling interests in Aimco Operating Partnership

Liquidation Basis

Common noncontrolling interests in Aimco Operating Partnership consist of OP Units held by third parties and are reflected in Aimco's accompanying Condensed Consolidated Statement of Net Assets as Net assets attributable to noncontrolling interests in Aimco Operating Partnership. The net assets in liquidation is allocated to the holders of OP Units, other than Aimco, based on the number of OP Units (including OP Units held by Aimco) outstanding at the end of the period. As of September 30, 2026, the holders of OP Units had a dilutive economic ownership interest in Aimco Operating Partnership of approximately 3.3%.

Going Concern Basis

Common noncontrolling interests in Aimco Operating Partnership are reflected in Aimco’s accompanying Condensed Consolidated Balance Sheet as Common noncontrolling interests in Aimco Operating Partnership. Aimco Operating Partnership’s income or loss is allocated to the holders of OP Units, other than Aimco, based on the weighted-average number of OP Units (including OP Units held by Aimco) outstanding during the period. For the periods ended January 31, 2026, and September 30, 2025, the holders of OP Units had a weighted-average economic ownership interest in Aimco Operating Partnership of approximately 3.4%, and 4.9%, respectively. Substantially all of the assets and liabilities of Aimco are held by Aimco Operating Partnership.

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

As of September 30, 2026, redeemable noncontrolling interests in consolidated real estate partnerships consists of the preferred equity interest accruing 14.5% preferred return per annum in an entity that owns a ground-up development. The preferred equity contributions received and the accrued preferred return through September 30, 2026 are included within Liabilities for noncontrolling interests in consolidated real estate partnerships in Aimco's Condensed Consolidated Statement of Net Assets. The preferred return expected to accrue in future periods through the estimated sale date of our interest in the development is included within Liabilities for estimated costs in excess of estimated receipts during liquidation in our Condensed Consolidated Statement of Net Assets.

Noncontrolling interests in consolidated real estate partnerships

As of September 30, 2026, noncontrolling interests in consolidated real estate partnerships consists of the $20.0 million third-party equity interest in a consolidated entity that holds a limited partner interest in a subsidiary that holds our Upton Place property. As of September 30, 2026, the third-party equity interest is presented in Liabilities for noncontrolling interests in consolidated real estate partnerships in our Condensed Consolidated Statement of Net Assets. The third-party equity interest earns approximately $1.2 million annually, distributed monthly. The distributions expected to occur in future periods through the estimated sale date of the property are included in Liabilities for estimated costs in excess of estimated receipts during liquidation in our Condensed Consolidated Statement of Net Assets.

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

In June 2023, we closed on the sale of a 20% non-controlling participation in the Mezzanine Investment for $33.5 million. The partial sale and transfer of the financial interest did not qualify for sale accounting and therefore, we recorded the cash received from the purchaser as a liability, which is included in Accrued liabilities and other in our Condensed Consolidated Balance Sheet as of December 31, 2025 and Mezzanine investment - participation sold in our Condensed Consolidated Statement of Net Assets as of September 30, 2026. Although the cash received is accounted for as a liability, no amount is due to the purchaser until after we receive $134.0 million plus an annualized return. While the Mezzanine Investment had not been repaid and was in maturity default as of September 30, 2026, we are precluded from derecognizing the liability under both the liquidation basis and going concern basis of accounting until it has been deemed to be extinguished in accordance with GAAP.

Income tax

Liquidation Basis

Certain aspects of our operations are conducted through taxable REIT subsidiaries, or “TRS entities”. Additionally, our TRS entities hold an investment in Oak Shore, our single-family rental community in Corte Madera, California.

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

Restricted cash

Restricted cash consists of tenant security deposits, cash restricted as required by our debt agreements, and cash restricted in association with legal, municipal, federal, or tax requirements. As of September 30, 2026, we had $66.2 million of cash and cash equivalents and $8.2 million of restricted cash included within Cash, cash equivalents, and restricted cash in our Condensed Consolidated Statement of Net Assets. The reconciliation of cash flow information as of January 31, 2026, and December 31, 2025, is as follows (in thousands):

	January 31, 2026	December 31, 2025
Cash and cash equivalents	$320,360	$394,891
Restricted cash	9,611	10,131
Restricted cash from discontinued operations and held for sale	2,571	2,174
Cash, cash equivalents, and restricted cash	$332,542	$407,196

Notes receivable and other investments

Liquidation Basis

In accordance with the liquidation basis of accounting, our notes receivable and other investments, including our unconsolidated partnership, were adjusted to their estimated net realizable value. We estimated the liquidation value of the notes receivable at $70.0 million based on indications of value received during the current quarter.

As of September 30, 2026, other investments of $4.1 million are included within Notes receivable and other investments in our Condensed Consolidated Statement of Net Assets. The remaining unfunded commitments of $0.9 million related to our investments in property technology funds are reflected within Liabilities for estimated costs in excess of estimated receipts during liquidation in our Condensed Consolidated Statement of Net Assets.

As of September 30, 2026, our investment in an unconsolidated partnership of $1.9 million, is included within Notes receivable and other investments in our Condensed Consolidated Statement of Net Assets.

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

Dividends payable

At the time of a declaration, we accrue for dividends on our Common Stock and distributions on OP units held by third parties in Dividends payable in our Condensed Consolidated Balance Sheet as of December 31, 2025 or Condensed Consolidated Statement of Net Assets as of September 30, 2026. The amount accrued includes non-forfeitable and forfeitable dividends, as applicable, on our share-based compensation awards. As of September 30, 2026, we have a liability of $3.6 million related to certain unvested share-based compensation awards, which were paid in October 2026 as the market-based conditions were met for the related awards. Approximately $0.2 million of previously accrued dividends were forfeited based on the final performance metrics for the awards.

Note 4 — Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation

Liquidation Basis

The liquidation basis of accounting requires us to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Sale and Liquidation. As of September 30, 2026, we estimated that we will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing and value of property sales, estimates of direct costs incurred to complete the sales, the timing and estimated amounts associated with discharging known and contingent liabilities, and the estimated costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period based on the estimated disposal date of each asset; however, no assurances can be provided that the dates used in estimation will be met.

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

The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of September 30, 2026 is as follows (in thousands):

	As of February 1, 2026	Revenue Recognized / Expense Incurred	Remeasurement	As of September 30, 2026
ASSETS
Estimated net inflows from real estate(1)	$43,692	$(18,562)	$(4,502)	$20,628
Interest income	3,828	(3,439)	3,277	3,666
Total estimated assets	47,520	(22,001)	(1,225)	24,294

LIABILITIES
General and administrative expenses	(22,854)	15,526	469	(6,859)
Interest expense	(32,773)	17,562	(3,463)	(18,674)
Capital expenditures	(2,762)	2,357	(350)	(755)
Capital expenditures for active construction	(72,821)	49,503	(42,750)	(66,068)
Distributions and returns to noncontrolling interests	(7,674)	5,053	(15,009)	(17,630)
Liquidation transaction costs	(51,600)	29,973	(4,828)	(26,455)
Income tax	(326)	(374)	—	(700)
Other estimated (costs), net of receipts	(2,384)	744	(384)	(2,024)
Total estimated liabilities	(193,194)	120,344	(66,315)	(139,165)

Liabilities for estimated costs in excess of estimated receipts during liquidation	$(145,674)	$98,343	$(67,540)	$(114,871)

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

Net assets in liquidation decreased by $526.2 million during the period from February 1, 2026, to September 30, 2026, primarily due to Aimco's declaration and payment of $1.45 and $1.30 per share and per unit liquidating distributions totaling $408.6 million.

The net assets in liquidation were also impacted by (1) remeasurement of estimated net realizable value of real estate assets, comprised of a decrease of $102.1 million primarily related to our lease-up assets and undeveloped land holdings, and an increase of $66.0 million for our one active development project; (2) remeasurement of notes receivable of $15.0 million; and (3) an increase of estimated costs in excess of estimated receipts of $67.5 million mainly attributable to the estimated transaction timing related to our one active development project, which was largely offset by an increase in the estimated net realizable value of real estate previously described, and for which funding is already in place. The adjusted real estate and notes receivable values are based on quarter-end market conditions and feedback received as we advance our sales process, including negotiations with prospective purchasers.

Note 6 — Commitments and Contingencies

Commitments

In connection with our development activities, we have entered into various construction-related contracts, and have made commitments to complete development of certain real estate, pursuant to financing or other arrangements. As of September 30, 2026, we had remaining commitments for construction-related contracts of $44.6 million, with $65.7 million undrawn on our non-recourse construction loans.

As of September 30, 2026, we have remaining unfunded commitments of $0.9 million related to our investments in property technology funds invested in entities that develop technology related to the real estate industry. The timing of the remaining funding of these commitments is uncertain.

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

Note 7 — Common Stock, OP Units, and Equivalents

Liquidation Basis

Aimco Equity

As of September 30, 2026, Aimco has 144.9 million shares of Common Stock outstanding, 0.4 million unvested time-based restricted stock awards, and 0.6 million unvested market-based restricted stock awards for which the final market-based performance has been determined but the service-based criteria have not been met. During the three months ended September 30, 2026, the market-based conditions were met for market-based restricted stock awards with a maximum of 1.3 million potential unvested shares, at which time 0.1 million of the potential shares immediately vested and 0.6 million of the potential shares were forfeited. Additionally, as of September 30, 2026, Aimco has 4.0 million exercisable stock options with a weighted-average exercise price of $2.41 per share, reflecting the equitable adjustments as a result of the special dividends paid during the prior year and the liquidating distributions paid during the current year.

Aimco Operating Partnership Partners' Capital

As of September 30, 2026, Aimco Operating Partnership has 149.8 million OP Units outstanding, including 144.9 million held by Aimco and 4.9 million held by third parties. In addition to the OP Units that may be issued to Aimco upon vesting of the restricted stock awards or exercise of stock options discussed above, Aimco Operating Partnership has 0.1 million LTIP II units with a weighted-average conversion metric of $1.34 per unit, reflecting the equitable adjustments as a result of the special dividends paid during the prior year and the liquidating distributions paid during the current year.

During the three months ended September 30, 2026, 2.5 million LTIP II units with a weighted-average conversion metric of $1.43 per unit were converted into 1.3 million OP Units.

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

Aimco’s Common Stock and OP Unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares of Common Stock and Aimco Operating Partnership’s issuance to Aimco of additional OP Units equal to the number of shares of Common Stock purchased under the options. These equivalents also include unvested market-based restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and OP Units outstanding equal to the number of the shares that vest. OP Unit equivalents also include unvested long-term incentive partnership units. The Common Stock and OP Unit equivalents were not included in the computation of diluted earnings per share and unit for the month ended January 31, 2026, and three and nine months ended September 30, 2025, because the effect of their inclusion would have been antidilutive. As of January 31, 2026, the Common Stock and OP Unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 3.9 million and 8.1 million, respectively.

Aimco’s time-based restricted stock awards receive non-forfeitable dividends similar to shares of Common Stock and OP Units prior to vesting, and our market-based long-term incentive partnership units (“LTIP Units”) receive non-forfeitable distributions based on specified percentages of the distributions paid to OP Units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Participating securities were not included in the computation of diluted earnings per share and unit for the month ended January 31, 2026, and three and nine months ended September 30, 2025, because the effect of their inclusion would have been antidilutive. As of January 31, 2026, participating securities that could potentially dilute basic earnings per share or unit in future periods totaled 1.5 million.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the month ended January 31, 2026, and the three and nine months ended September 30, 2025, are as follows (in thousands, except per share and per unit data):

	Month Ended January 31,	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2025	2025
Earnings per share
Numerator:
Income (loss) from continuing operations	$(6,538)	$(80,629)	$(127,488)
Less: Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(2,243)	(3,582)	(9,411)
Less: Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(96)	(105)	(633)
Less: Net (income) loss from continuing operations attributable to common noncontrolling interests in Aimco Operating Partnership	300	3,547	6,319
Less: Net (income) loss allocated to Aimco participating securities	—	(3,590)	(3,590)
Income (loss) from continuing operations attributable to Aimco common stockholders	(8,577)	(84,359)	(134,803)
Income (loss) from discontinued operations, net of taxes	863	383,621	401,793
Less: Net (income) loss from discontinued operations attributable to common noncontrolling interests in Aimco Operating Partnership	(29)	(16,139)	(17,087)
Income (loss) from discontinued operations attributable to Aimco common stockholders	834	367,482	384,706
Net income (loss) attributable to Aimco common stockholders	$(7,743)	$283,123	$249,903

Denominator - shares:
Basic weighted-average common stock outstanding	140,446	138,946	137,738
Diluted share equivalents outstanding	—	—	—
Diluted weighted-average common stock outstanding	140,446	138,946	137,738

Earnings (loss) per share - basic
Income (loss) from continuing operations attributable to Aimco per common share	$(0.06)	$(0.61)	$(0.98)
Income (loss) from discontinued operations attributable to Aimco per common share	0.01	2.65	2.78
Net income (loss) attributable to Aimco per common share – basic	$(0.05)	$2.04	$1.80

Earnings (loss) per share - diluted
Income (loss) from continuing operations attributable to Aimco per common share	$(0.06)	$(0.61)	$(0.98)
Income (loss) from discontinued operations attributable to Aimco per common share	0.01	2.65	2.78
Net income (loss) attributable to Aimco per common share – diluted	$(0.05)	$2.04	$1.80

	Month Ended January 31,	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2025	2025
Earnings per unit
Numerator:
Income (loss) from continuing operations	$(6,538)	$(80,629)	$(127,488)
Less: Net (income) loss attributable to redeemable noncontrolling interests in consolidated real estate partnerships	(2,243)	(3,582)	(9,411)
Less: Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(96)	(105)	(633)
Less: Net (income) loss allocated to Aimco participating securities	—	(3,774)	(3,774)
Income (loss) from continuing operations attributable to Aimco Operating Partnership's common unitholders	(8,877)	(88,090)	(141,306)
Income (loss) from discontinued operations attributable to Aimco Operating Partnership's common unitholders	863	383,621	401,793
Net income (loss) attributable to Aimco Operating Partnership's common unitholders	$(8,014)	$295,531	$260,487

Denominator - units
Basic weighted-average OP Units outstanding	145,370	145,048	144,798
Diluted OP Unit equivalents outstanding	—	—	—
Diluted weighted-average OP Units outstanding	145,370	145,048	144,798

Earnings (loss) per unit - basic
Income (loss) from continuing operations attributable to Aimco Operating Partnership per unit	$(0.06)	$(0.61)	$(0.98)
Income (loss) from discontinued operations attributable to Aimco Operating Partnership per unit	0.01	2.65	2.78
Net income (loss) attributable to Aimco per unit – basic	$(0.05)	$2.04	$1.80

Earnings (loss) per unit - diluted
Income (loss) from continuing operations attributable to Aimco Operating Partnership per unit	$(0.06)	$(0.61)	$(0.98)
Income (loss) from discontinued operations attributable to Aimco Operating Partnership per unit	0.01	2.65	2.78
Net income (loss) attributable to Aimco Operating Partnership per unit – diluted	$(0.05)	$2.04	$1.80

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

The following table summarizes income from discontinued operations for the month ended January 31, 2026, and the three and nine months ended September 30, 2025:

	Month Ended January 31,	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2025	2025
REVENUES
Rental and other property revenues	$3,994	$26,810	$85,686

OPERATING EXPENSES
Property operating expenses	1,647	10,032	30,403
Depreciation and amortization	398	3,141	11,932
Total operating expenses	2,045	13,173	42,335

Interest income	—	4	11
Interest expense	(1,086)	(6,960)	(18,509)
Gain on dispositions of real estate	—	377,117	377,117
Income (loss) from discontinued operations before income tax	863	383,798	401,970
Income tax benefit (expense)	—	(177)	(177)
Income (loss) from discontinued operations, net of taxes	863	383,621	401,793
(Income) loss from discontinued operations attributable to common noncontrolling interests in Aimco Operating Partnership	(29)	(16,139)	(17,087)
Net income (loss) from discontinued operations attributable to Aimco	$834	$367,482	$384,706

The following table summarizes cash flow information related to the discontinued operation for the month ended January 31, 2026, and nine months ended September 30, 2025:

	Month Ended January 31,	Nine Months Ended September 30,
	2026	2025
Total operating cash flows from (used in) discontinued operations	$1,696	$36,249
Total investing cash flows from (used in) discontinued operations	(340)	464,711

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

The following tables present the results of operations of consolidated properties within our segments for the month ended January 31, 2026, and the three and nine months ended September 30, 2025 (in thousands):

	Development	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments(2)	Consolidated
Month Ended January 31, 2026
Rental and other property revenues	$2,838	$2,476	$428	$417	$—	$6,159
Controllable operating expenses(3)	604	472	512	—	—	1,588
Real estate taxes, net of capitalized amounts	491	411	64	—	—	966
Utilities expense, net of utility reimbursements	130	80	29	417	—	656
Property insurance expense, net of capitalized amounts	45	78	9	—	—	132
Other property operating expenses(4)	—	—	—	—	790	790
Property operating expenses	1,270	1,041	614	417	790	4,132
Property net operating income (loss)	1,568	1,435	(186)	—	n/a	n/a
Other operating expenses not allocated to segments(5)	—	—	—	—	(6,567)	(6,567)
Other items included in income (loss) from continuing operations before income tax(6)	—	—	—	—	(1,998)	(1,998)
Income (loss) from continuing operations before income tax	$1,568	$1,435	$(186)	$—	$(9,355)	$(6,538)

	Development	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments(2)	Consolidated
Three Months Ended September 30, 2025
Rental and other property revenues	$7,606	$7,352	$1,989	$790	$5,763	$23,500
Controllable operating expenses(3)	1,628	1,510	1,839	—	788	5,765
Real estate taxes, net of capitalized amounts	1,125	1,118	(149)	—	1,190	3,284
Utilities expense, net of utility reimbursements	456	165	70	790	342	1,823
Property insurance expense, net of capitalized amounts	139	244	34	—	396	813
Other property operating expenses(4)	—	—	—	—	524	524
Property operating expenses	3,348	3,037	1,794	790	3,240	12,209
Property net operating income (loss)	4,258	4,315	195	—	n/a	n/a
Other operating expenses not allocated to segments(5)	—	—	—	—	(78,689)	(78,689)
Other items included in income (loss) from continuing operations before income tax(6)	—	—	—	—	(13,347)	(13,347)
Income (loss) from continuing operations before income tax	$4,258	$4,315	$195	$—	$(89,513)	$(80,745)

	Development	Operating	Other	Adjustments(1)	Corporate and Amounts Not Allocated to Segments(2)	Consolidated
Nine Months Ended September 30, 2025
Rental and other property revenues	$18,939	$22,267	$5,519	$2,264	$20,745	$69,734
Controllable operating expenses(3)	4,546	3,965	5,323	—	2,338	16,172
Real estate taxes, net of capitalized amounts	3,349	3,621	680	—	4,192	11,842
Utilities expense, net of utility reimbursements	1,386	540	205	2,264	937	5,332
Property insurance expense, net of capitalized amounts	643	711	100	—	1,175	2,629
Other property operating expenses(4)	—	—	—	—	2,120	2,120
Property operating expenses	9,924	8,837	6,308	2,264	10,762	38,095
Property net operating income (loss)	9,015	13,430	(789)	—	n/a	n/a
Other operating expenses not allocated to segments(5)	—	—	—	—	(118,660)	(118,660)
Other items included in income (loss) from continuing operations before income tax(6)	—	—	—	—	(35,097)	(35,097)
Income (loss) from continuing operations before income tax	$9,015	$13,430	$(789)	$—	$(143,774)	$(122,118)

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
(5)
Other operating expenses not allocated to segments consisted of depreciation and amortization, general and administrative expenses, and impairment on real estate.
(6)
Other items included in Income (loss) before income tax consisted primarily of interest income, interest expense, realized and unrealized gains (losses) on interest rate contracts, realized and unrealized gains (losses) on equity investments, other income (expense), and gain on dispositions of real estate, if any.

Capital additions within our segments for the month ended January 31, 2026, and the three and nine months ended September 30, 2025, were as follows (in thousands):

	Month Ended January 31,	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2025	2025
Development	$6,378	$25,776	$68,169
Operating	115	1,486	4,114
Other	—	—	160
Corporate and Amounts Not Allocated to Segments (1)	—	356	567
Total capital additions	$6,493	$27,618	$73,010
(1)
During the three and nine months ended September 30, 2025, certain capital additions pertained to properties that were sold or reclassified as held for sale and therefore are not included in our segments as capital additions at those respective period ends. We added a row to the table above for presentation purposes to display these capital additions for the three and nine months ended September 30, 2025.

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

Net Assets in Liquidation

As of September 30, 2026, our $395.0 million of Net assets in liquidation, as presented in our condensed consolidated financial statements included in Item 1, included $33.5 million of excess liabilities which we do not believe are represented at their estimated fair value but cannot be derecognized under GAAP at this time.

Changes in Net Assets in Liquidation

Period from February 1, 2026, through September 30, 2026

Net assets in liquidation decreased by $526.2 million during the period from February 1, 2026, to September 30, 2026, primarily due to Aimco’s declaration and payment of $1.45 and $1.30 per share and per unit liquidating distributions totaling $408.6 million.

The net assets in liquidation were also impacted by (1) remeasurement of estimated net realizable value of real estate assets, comprised of a decrease of $102.1 million primarily related to our lease-up assets and undeveloped land holdings, and an increase of $66.0 million for our one active development project; (2) remeasurement of notes receivable of $15.0 million; and (3) an increase of estimated costs in excess of estimated receipts of $67.5 million mainly attributable to the estimated transaction timing related to our one active development project, which was largely offset by an increase in the estimated net realizable value of real estate previously described, and for which funding is already in place. The adjusted real estate and notes receivable values are based on quarter-end market conditions and feedback received as we advance our sales process, including negotiations with prospective purchasers.

Aimco’s estimated range of total liquidating distributions, as disclosed in November 2025 at the conclusion of its strategic review process and adoption of the Plan of Sale and Liquidation, was between $5.75 and $7.10 per share and per unit. Aimco subsequently made two liquidating distributions totaling $2.75 per share and per unit and reported an updated estimate of net assets in liquidation on a quarterly basis. Considering the valuation changes during the most recent quarter and based on the current market environment, including an increase in investment return requirements and buyer borrowing costs, as well as feedback received during the period as we advance our sales process, Aimco now estimates the range of future liquidating distributions to be between $2.15 and $3.45 per share and per unit. Accordingly, total liquidating distributions to stockholders are now estimated to be between $4.90 and $6.20 per share and per unit. The estimated range of total liquidating distributions was based on approximately 152.0 million shares, units, and equivalents outstanding as of September 30, 2026.

These estimates, updated as part of our recently completed quarter end process, are subject to significant uncertainty. Many of the assumptions reflected in these estimates are beyond our control and include, but are not limited to, local market dynamics impacting operating fundamentals, lease up and net operating income stabilization timing and levels at our recently completed developments, in addition to general market conditions. Actual distributions may differ materially from these estimates and the actual amounts and timing of any such distributions will be determined by the Board in its sole discretion. Refer to our definitive proxy statement, filed with the U.S. Securities and Exchange Commission on January 2, 2026, for greater detail regarding uncertainties related to the estimated future liquidating distributions.

Consistent with prior practice, we will disclose any material agreements once entered into in accordance with the rules and regulations of the U.S. Securities and Exchange Commission.

Disposition Activity

Since the adoption of the Plan of Sale and Liquidation, we have sold 18 assets for gross proceeds of $754.6 million. The following table summarizes the assets sold in accordance with the Plan of Sale and Liquidation:

Property / Investment	Location	Units	Year Built
118-122 West 23rd Street	New York, NY	42	1987
173 E. 90th Street	New York, NY	72	1910
237-239 Ninth Avenue	New York, NY	36	1900
1045 on the Park Apartments Homes	Atlanta, GA	30	2012
2200 Grace	Lombard, IL	72	1971
Eldridge Townhomes	Elmhurst, IL	58	2020
Elm Creek	Elmhurst, IL	400	1987
Evanston Place	Evanston, IL	190	1990
Hyde Park Tower	Chicago, IL	155	1990
Willow Bend	Rolling Meadows, IL	328	1969
Yorktown Apartments	Lombard, IL	292	1971
Hillmeade	Nashville, TN	288	1986
Plantation Gardens	Plantation, FL	372	1971
The Benson Hotel & Faculty Club	Aurora, CO	106	2023
Casa del Hermosa	La Jolla, CA	41	1969
Casa del Mar	La Jolla, CA	30	1970
Casa del Norte	La Jolla, CA	34	1968
Casa del Sur	La Jolla, CA	37	1967

Liquidating Distributions

In accordance with the Plan of Sale and Liquidation, the Board has approved and paid special liquidating distributions of $2.75 per share and unit, including $1.45 and $1.30 per share and unit paid on March 13, 2026 and June 3, 2026, respectively.

Balance Sheet and Financing Activities

We are highly focused on maintaining a strong balance sheet, prudent simplification, and appropriate liquidity while promptly returning capital to stockholders. As of September 30, 2026, we had $66.2 million of cash on hand and $8.2 million of restricted cash. Refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

As of September 30, 2026, 100% of our total debt was either fixed rate or hedged with interest rate cap protection. Including contractual extensions, we have no debt maturing prior to December 2027.

Active Construction and Lease-up Assets

During the three and nine months ended September 30, 2026, we invested $17.6 million and $56.7 million, respectively, in development activities compared to $25.8 million and $68.2 million, respectively, during the same periods in 2025. Updates on our one active development project and two lease-ups include:

•
In Miami, construction remains on schedule and on budget at 34th Street, an ultra-luxury waterfront residential tower. Initial occupancy is scheduled for 3Q 2027 with stabilized occupancy in 4Q 2028.
•
In Bethesda, Maryland, Ravel and Royale on Strathmore Square (containing 220 units) is being actively marketed for sale. As of September 30, 2026, 198 (90%) units had been leased or pre-leased and the property was 87% occupied.
•
In Upper Northwest Washington, D.C., Upton Place (containing 689 units and 105,000 square feet of retail space) is being actively marketed for sale. As of September 30, 2026, 609 (88%) units were leased or pre-leased and the property was 85% occupied. Additionally, as of September 30, 2026, 97% of the project's 105,000 square feet of retail space has been leased.

Remaining Assets

As of September 30, 2026, we continue to pursue an orderly liquidation of our remaining assets:

Property / Investment	Property / Investment Type	Location	Units/Acres
Bank Lofts	Stabilized	Denver, CO	125
Bluffs at Pacifica, The	Stabilized	Pacifica, CA	64
Oak Shore	Stabilized	Corte Madera, CA	24
Upton Place	Lease-Up	Washington, DC	689
Strathmore Square Phase 1	Lease-Up	Bethesda, MD	220
34th Street	Active Construction	Miami, FL	114
300 Broward	Land	Fort Lauderdale, FL	2.31
One Edgewater	Land	Miami, FL	0.5
Fitzsimons 4	Land	Aurora, CO	1.77
Flagler Village	Land	Fort Lauderdale, FL	8.8
Flying Horse	Land	Colorado Springs, CO	7.45
Strathmore Square Phase 2	Passive Investment in Development JV
CU Anschutz Campus Holdings	Controlled Options for Development
Brickell Assemblage Notes	Seller Financing
IQHQ	Passive Equity
Parkmerced	Mezzanine Loan
RE Tech Funds	Passive Equity

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

Estimated Costs in Excess of Estimated Receipts

The liquidation basis of accounting requires us to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Sale and Liquidation. As of September 30, 2026, we are estimating that we will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing and value of property sales, estimates of direct costs incurred to complete the sales, the timing and estimated amounts associated with discharging known and contingent liabilities, and the estimated costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period; however, no assurances can be provided that the dates used in estimation will be met.

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

As of September 30, 2026, our available liquidity was $74.4 million, which consisted of:

•
$66.2 million in cash and cash equivalents; and
•
$8.2 million of restricted cash, including amounts related to tenant security deposits and escrows held by lenders for capital additions, property taxes, and insurance.

As of September 30, 2026, we had sufficient capacity on our non-recourse construction loans to cover our remaining commitments on our multifamily development project of approximately $44.6 million. We also have unfunded commitments in the amount of $0.9 million related to our investments in entities that develop technology related to the real estate industry. Our principal uses for liquidity include operating activities, payments of principal and interest on outstanding debt, ground lease payments, and capital expenditures. Additionally, our third-party property managers may enter into commitments on our behalf to purchase goods and services in connection with the operation of our apartment communities and our office building. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to historical levels.

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

As of September 30, 2026, our outstanding non-recourse property debt had a fixed interest rate. In addition, the rate on our non-recourse debt was 4.6%, and the remaining term to maturity was 5.7 years. As of September 30, 2026, our construction loans and bridge financing include both fixed and variable interest rates. The weighted-average interest rate on our construction loans and bridge financing was 6.6%, and the remaining weighted-average term to maturity was 1.6 years. Weighted-average debt maturities do not include contractual extension options. Including extensions, the first maturity of Aimco's construction loans and bridge financing is December 2027.

Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates. Our primary sources of leverage are non-recourse property-level debt, non-recourse construction loans, and bridge financing. As of September 30, 2026, we have unused outstanding capacity on our construction loans of $65.7 million.

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

Market Risk

As of September 30, 2026, on a consolidated basis, we had no variable-rate property-level debt outstanding and $200.4 million of variable-rate construction loans outstanding. The impact of elevated interest rates is mitigated by our use of interest rate caps, which as of September 30, 2026, provided protection for our variable interest rate debt. Our use of interest rate caps may vary from quarter to quarter depending on lender requirements, recycling of interest rate caps between projects, and our view on forecasted interest rates. As of September 30, 2026, we estimate an increase or decrease in our variable rate indices of 100 basis points with constant credit risk spreads, would have no material impact on interest expense.

As of September 30, 2026, we held interest rate caps with a maximum notional value of $266.0 million. These instruments were acquired for $0.3 million and at September 30, 2026, were valued at $0.1 million.

As of September 30, 2026, we had $74.4 million in cash and cash equivalents and restricted cash, a portion of which earns interest at variable rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

Aimco Operating Partnership

Disclosure Controls and Procedures

Aimco Operating Partnership’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of both Aimco and Aimco OP GP, LLC, Aimco Operating Partnership’s general partner, has evaluated the effectiveness of Aimco Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of Aimco OP GP, LLC have concluded that, as of the end of such period, Aimco Operating Partnership’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in Aimco Operating Partnership's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, Aimco Operating Partnership's internal control over financial reporting.

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

On November 6, 2026, there were 145,871,230 shares of Common Stock outstanding, held by 824 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency but does include each such broker or clearing agency as one record holder.

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

During the three months ended September 30, 2026, 1,323,932 shares of Common Stock were issued in exchange for OP Units. Such shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

In addition to any issuances pursuant to transactions of the types discussed above, there were no unregistered sales of equity securities made by Aimco during the three months ended September 30, 2026.

Repurchases of Equity Securities

On July 28, 2022, Aimco announced that its Board authorized Aimco to repurchase up to 15 million shares of its outstanding Common Stock. On November 6, 2023, Aimco announced that the Board authorized Aimco to repurchase up to an additional 15 million shares of its outstanding Common Stock, for a total of 30 million shares. As of September 30, 2026, Aimco was authorized to repurchase up to 16.2 million shares of its outstanding Common Stock. Subject to certain blackout restrictions, these repurchases may be made from time to time in the open market or in privately negotiated transactions. These share repurchase authorizations have no expiration date.

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

On November 6, 2026, there were 150,840,043 OP Units and equivalents outstanding (of which 145,871,230 were held by Aimco), that were held by 1,760 unitholders of record.

Unregistered Sales of Equity Securities

Aimco Operating Partnership did not issue any unregistered OP Units during the three months ended September 30, 2026.

Repurchases of Equity Securities

Aimco Operating Partnership’s Partnership Agreement generally provides that after holding OP Units for one year, limited partners other than Aimco have the right to redeem their OP Units for cash or, at Aimco’s election, shares of Aimco Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended September 30, 2026, 1,323,932 OP Units were redeemed in exchange for shares of Common Stock on a one-for-one basis and 910 OP Units were redeemed in exchange for cash at an aggregate weighted average price per unit of $2.92.

The following table summarizes repurchases, or redemptions in exchange for cash, of the Aimco Operating Partnership’s equity securities held by third parties for the three months ended September 30, 2026:

Fiscal Period	Total Number of Units Repurchased	Weighted Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under Plans or Programs (1)
July 1 - 31, 2026	—	$—	NA	NA
August 1 - 31, 2026	—	—	NA	NA
September 1 - 30, 2026	910	2.92	NA	NA
Total	910	$2.92

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

The Board of Aimco Operating Partnership’s general partner determines and declares distributions on OP Units. Aimco, through a wholly-owned subsidiary, is the sole general partner of Aimco Operating Partnership. As of September 30, 2026, Aimco owned 96.7% of the legal interest in the OP Units of Aimco Operating Partnership and 96.7% of the dilutive economic interest of Aimco Operating Partnership. Aimco Operating Partnership holds all of our assets and manages the daily operations of our business. The distributions paid by Aimco Operating Partnership to Aimco are used to fund the dividends paid to Aimco's stockholders. Accordingly, the per share dividends Aimco pays to its stockholders generally equal the per unit distributions paid by Aimco Operating Partnership to holders of its OP Units.

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

10.1

Amended and Restated Agreement of Limited Partnership of Aimco OP L.P., effective as of December 14, 2020 (Exhibit 10.1 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed May 8, 2025, is incorporated herein by this reference)

10.2

Separation Agreement, dated October 1, 2026, by and between the Company and Jennifer Johnson (Exhibit 10.1 to Aimco's Current Report on Form 8-K, dated October 1, 2026, is incorporated herein by this reference)

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

101

The following materials from Aimco’s and Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated statement of net assets; (ii) condensed consolidated balance sheet; (iii) condensed consolidated statement of changes in net assets; (iv) condensed consolidated statements of operations; (v) condensed consolidated statements of equity and partners’ capital; (vi) condensed consolidated statements of cash flows; and (vii) notes to condensed consolidated financial statements.

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

Date: November 9, 2026